Form 10-Q
period 2014-06-30
Heritage Insurance Holdings, Inc.
filed 2014-08-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-36462

Heritage Insurance Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	45-5338504
(State of Incorporation)	(IRS Employer Identification No.)

2600 McCormick Drive, Suite 300

Clearwater, Florida 33759

(Address, including zip code, of principal executive offices)

(727) 362-7202

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on August 5, 2014 was 29,794,960.

HERITAGE INSURANCE HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $132,132 and $105,955 in 2014 and 2013, respectively)	$133,417	$104,668
Equity securities, available for sale, at fair value (cost of $15,174 and $25,446 in 2014 and 2013, respectively)	17,538	25,446
Mortgage loan, held to maturity, at amortized cost	6,021	6,063

Total investments	156,976	136,177
Cash and cash equivalents	182,116	65,059
Accrued investment income	1,331	971
Premiums receivable, net	43,432	10,347
Prepaid reinsurance premiums	87,264	31,252
Reinsurance premiums receivable	—	5,337
Income taxes receivable	10,255	5,073
Deferred income taxes	—	4,436
Deferred policy acquisition costs, net	25,392	9,765
Property and equipment, net	13,768	10,935
Other assets	5,297	2,626

Total Assets	$525,831	$281,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$34,533	$19,344
Unearned premiums	159,430	116,243
Reinsurance payable	81,373	29,591
Income taxes payable	2,348	2,805
Deferred income taxes	3,326	—
Accrued compensation	3,144	505
Advance premiums	7,905	3,829
Other liabilities	12,165	8,756

Total Liabilities	304,224	181,073

Commitments and contingencies (Note 12)
Redeemable shares (Note 15)	—	20,921
Stockholders’ Equity
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,794,960 and 14,007,150 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	1
Additional paid-in capital	183,984	62,849
Accumulated other comprehensive income (loss)	2,242	(790)
Retained earnings	35,378	17,924

Total Stockholders’ Equity	221,607	79,984

Total Liabilities and Stockholders’ Equity	$525,831	$281,978

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$99,269	$81,049	$168,172	$97,398
Increase in gross unearned premiums	(35,144)	(53,009)	(43,187)	(49,033)

Gross premiums earned	64,125	28,040	124,985	48,365
Ceded premiums	(19,830)	(6,416)	(38,454)	(6,774)

Net premiums earned	44,295	21,624	86,531	41,591
Retroactive reinsurance	—	26,072	—	26,072
Net investment income	719	124	1,337	335
Net realized gains (losses)	24	(46)	(18)	(48)
Other revenue	1,501	827	2,567	993

Total revenue	46,539	48,601	90,417	68,943

EXPENSES:
Losses and loss adjustment expenses	19,244	7,870	39,831	13,148
Policy acquisition costs	6,384	865	10,857	982
General and administrative expenses	5,801	5,579	12,798	9,567
Interest expense	—	6	—	11

Total expenses	31,429	14,320	63,486	23,708

Income before income taxes	15,110	34,281	26,931	45,235
Provision for income taxes	5,544	13,263	9,477	17,162

Net income	$9,566	$21,018	$17,454	$28,073

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	$2,908	$(1,811)	$4,918	$(1,817)
Reclassification adjustment for net realized investment losses	(24)	46	18	48
Income tax expense related to items of other comprehensive income	(1,112)	681	(1,904)	682

Total comprehensive income	$11,338	$19,934	$20,486	$26,986

Weighted average shares outstanding
Basic	22,119,754	15,203,100	19,256,172	12,983,525

Diluted	24,333,476	15,203,100	21,684,230	12,983,525

Earnings per share
Basic	$0.43	$1.38	$0.91	$2.16
Diluted	$0.39	$1.38	$0.80	$2.16

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$17,454	$28,073
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	—	575
Amortization of bond discount	924	327
Depreciation and amortization	272	27
Net realized losses	18	48
Deferred income taxes	5,858	(788)
Changes in operating assets and liabilities:
Accrued investment income	(360)	(390)
Premiums receivable, net	(33,085)	(5,161)
Prepaid reinsurance premiums	(56,012)	(68,391)
Reinsurance premiums receivable	5,337	(46,355)
Income taxes receivable	(5,182)	—
Deferred policy acquisition costs, net	(15,627)	(4,122)
Other assets	(2,671)	(26,644)
Unpaid losses and loss adjustment expenses	15,189	8,100
Unearned premiums	43,187	49,033
Reinsurance payable	51,782	52,442
Income taxes payable	(457)	8,608
Accrued compensation	2,639	4,718
Advance premiums	4,076	2,870
Other liabilities	2,352	3,544

Net cash provided by operating activities	35,694	6,514

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	24,747	2,615
Purchases of investments available for sale	(41,552)	(56,772)
Cost of property and equipment acquired	(3,105)	(9,831)

Net cash used in investing activities	(19,910)	(63,988)

FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	88	33,300
Proceeds from issuance of equity from initial public offering and private placement, net of discount fee and direct costs of issuance	78,670	—
Proceeds from issuance of exercise of warrants	22,515	—

Net cash provided by financing activities	101,273	33,300

Increase (decrease) in cash and cash equivalents	117,057	(24,174)
Cash and cash equivalents at beginning of period	65,059	63,872

Cash and cash equivalents at end of period	$182,116	$39,698

Supplemental Cash Flows Information:
Interest paid	$—	$48

Income taxes paid	$9,258	$7,278

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$(790)	$79,984
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Member tax distribution	—	—	(1,057)	—	—	(1,057)
Issuance of equity	17,850	—	88	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	3,032	3,032
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for over allotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Net income	—	—	—	17,454	—	17,454

Balance at June 30, 2014	29,794,960	$3	$183,984	$35,378	$2,242	$221,607

Balance at December 31, 2012	8,310,450	$1	$33,584	$(5,466)	$—	$28,119
Equity reclassified to temporary equity	(1,058,250)	—	(4,150)	—	—	(4,150)
Issuance of equity	6,403,050	—	31,655	—	—	31,655
Exercise of stock options	38,250	—	150	—	—	150
Net unrealized change in investments, net of tax	—	—	—	—	(1,087)	(1,087)
Change in fair value of redeemable shares	—	—	—	(1,555)	—	(1,555)
Net income	—	—	—	28,072	—	28,072

Balance at June 30, 2013	13,693,500	$1	$61,239	$21,051	$(1,087)	$81,204

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. ORGANIZATION, CONSOLIDATION AND PRESENTATION

Organization

Heritage Insurance Holdings, Inc. (the “Company”) was initially formed as a Florida limited liability company in 2012. On January 1, 2014, the Company formed a Delaware limited liability company, also named Heritage Insurance Holdings, LLC and merged with it in order to domicile the Company in Delaware. Effective May 22, 2014, Heritage Insurance Holdings, LLC converted into a Delaware corporation named Heritage Insurance Holdings, Inc.

The Company’s primary product is personal residential insurance, which the Company currently offers in Florida only under authorization from the Florida Office of Insurance Regulation (“FLOIR”).

On May 22, 2014, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,900,000 shares of common stock to the public at a price of $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option (the “IPO”). Concurrent with the IPO, the Company completed a private placement with Ananke, an affiliate of Nephila Capital Ltd, to purchase $10.0 million of the Company’s common stock at a price per share equal to the public offering price. The Company’s total net proceeds from the IPO and the Private Placement were $78.6 million, after deducting underwriting discounts and other expenses.

On June 13, 2014, Heritage Property & Casualty Insurance Company (“Heritage P&C”), entered into an Insurance Policy Acquisition and Transition Agreement (the “Agreement”) with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”). Pursuant to the Agreement, Heritage P&C has the right to offer a new policy of insurance, effective June 27, 2014 to all (subject to limited exceptions) Florida SSIC policyholders having in-force policies (“Transition Policies”), without the need for SSIC policyholders to file a new application with Heritage P&C or pay premium that has already been paid to SSIC (“Transition Coverage”). As of June 27, 2014, SSIC had approximately 33,000 policies in force, representing approximately $58.9 million of in force premium and unearned premium of approximately $29.3 million. The Transition Coverage will terminate at the end of the original SSIC policy period. Upon termination of each Transition Policy, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates on either SSIC’s or Heritage P&C’s forms, respectively. The SSIC policies represented approximately 19% of the Company’s total policies in force at June 30, 2014. Heritage P&C was assigned the entirety of the unearned premium. As consideration, Heritage P&C paid $10.0 million to the DFS, which will be amortized as acquisition costs in relation to the earning of the approximate $29.3 million of unearned premium. The $100 per policy FIGA statutory deductible and unearned commissions that will be paid to FIGA, as part of the transaction, will be deducted from the $10.0 million payment.

The Company conducts its operations under one business segment.

Consolidation and Presentation

The Company prepares its financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). GAAP differs from statutory accounting principles prescribed or permitted for insurance entities by regulatory authorities. While preparing its financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results will differ from those estimates. Reported amounts that require the Company to make extensive use of estimates include its reserves for unpaid losses and loss adjustment expenses, deferred policy acquisition costs and investments. Except for the captions on its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, the Company generally uses the term loss expense(s) to collectively refer to both losses and loss adjustment expenses.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes for the year ended December 31, 2013 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 27, 2014. Results for the six month period ended June 30, 2014 are not necessarily an indication of the results that may be expected for the full fiscal year ending December 31, 2014.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies, other than those below, are described in Note 2 in our audited consolidated financial statements as referred to above.

Offering costs

Offering costs incurred in connection with the IPO, which included underwriters’ fees, legal and accounting fees, printing and other fees were deducted from the gross proceeds of the IPO. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the consolidated statements of stockholders’ equity. The Company incurred in aggregate $7.2 million in offering costs related to the IPO.

Income Taxes

On May 22, 2014, the Company converted from a limited liability company to a corporation. As a limited liability company, the Company was treated as a partnership for tax purposes, and accordingly was not subject to entity-level federal or state income taxation. The Company’s income tax provision generally consisted of income taxes payable by its separate subsidiaries that are taxed as corporations. As such, the Company’s effective tax rate as a limited liability company has historically been driven primarily by the taxable income recognized with respect to gross premiums written. As a corporation, the Company is subject to typical corporate U.S. federal and state income tax rates on a consolidated basis which it expects to result in a statutory tax rate of approximately 38.575% under current tax law.

Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in the company’s financial statements. The Company has evaluated subsequent events up to the date of issuance of this report. (see Note 18)

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2014 and December 31, 2013 (in thousands):

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
U.S. government and agency securities	$1,214	$7	$5	$1,216
States, municipalities and political subdivisions	15,961	253	22	16,192
Special revenue	55,759	630	99	56,290
Industrial and miscellaneous	56,603	592	93	57,102
Redeemable preferred stocks	2,595	57	35	2,617

Total fixed maturities	132,132	1,539	254	133,417
Nonredeemable preferred stocks	7,278	199	56	7,421
Equity securities	7,896	2,226	5	10,117

Total equity securities	15,174	2,425	61	17,538
Mortgage loan participation	6,021	—	—	6,021

Total investments	$153,327	$3,964	$315	$156,976

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U.S. government and agency securities	$1,486	$—	$44	$1,442
States, municipalities and political subdivisions	14,255	42	136	14,161
Special revenue	41,114	89	608	40,595
Industrial and miscellaneous	46,726	69	480	46,315
Redeemable preferred stocks	2,374	4	223	2,155

Total fixed maturities	105,955	204	1,491	104,668
Nonredeemable preferred stocks	5,283	6	331	4,958
Equity securities	20,163	370	45	20,488

Total equity securities	25,446	376	376	25,446
Mortgage loan participation	6,063	—	—	6,063

Total investments	$137,464	$580	$1,867	$136,177

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/ amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category for the six and three months ended June 30, 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Fixed maturities	$104	$4,384	$3	$229
Equity securities	14	15,015	—	—

Total realized gains	118	19,399	3	229

Fixed maturities	(88)	2,660	(49)	1,887
Equity securities	(48)	1,683	(2)	456

Total realized losses	(136)	4,343	(51)	2,343

Net realized losses	$(18)	$23,742	$(48)	$2,572

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,
	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Fixed maturities	$118	$3,793	$2	$154
Equity securities	—	—	—	—

Total realized gains	118	3,793	2	154

Fixed maturities	(78)	2,577	(46)	1,724
Equity securities	(16)	1,007	(2)	427

Total realized losses	(94)	3,584	(48)	2,151

Net realized gain (losses)	$24	$7,377	$(46)	$2,305

The table below summarizes the Company’s fixed maturities at June 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
June 30, 2014
Due in one year or less	$7,244	5.48%	$7,271	5.45%
Due after one year through five years	80,750	61.11%	81,301	60.94%
Due after five years through ten years	27,627	20.91%	28,115	21.07%
Due after ten years	16,511	12.50%	16,730	12.54%

Total	$132,132	100.00%	$133,417	100.00%

The following table summarizes the Company’s net investment income by major investment category for the three and six month periods ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Fixed maturities	$633	$207	$1,152	$366
Equity securities	253	115	439	169
Cash, cash equivalents and short-term investments	32	14	45	21
Other investments	78	—	163	4

Net investment income	996	336	1,799	560
Investment expenses	277	212	462	225

Net investment income, less investment expenses	$719	$124	$1,337	$335

During the Company’s quarterly evaluations of its securities for impairment, the Company determined that none of its investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the Company’s debt securities continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell nor is it likely that it would be required to sell the debt securities before the Company recovers its amortized cost basis. All the issuers of the equity securities it owns had near-term prospects that indicated the Company could recover its cost basis, and the Company also has the ability and the intent to hold these securities until the value equals or exceeds its cost.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents an aging of our unrealized investment losses by investment class as of June 30, 2014 and December 31, 2013 (in thousands):

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)			(In thousands)
June 30, 2014
U.S. government and agency securities	1	$—	$250	2	$5	$204
States, municipalities and political subdivisions	1	2	174	6	21	1,926
Industrial and miscellaneous	12	17	5,528	19	76	5,646
Special revenue	6	9	2,451	26	89	7,144
Redeemable preferred stocks	10	2	562	14	33	569

Total fixed maturities	30	$30	$8,965	67	$224	$15,489

Nonredeemable preferred stocks	1	8	1,160	1	48	1,134
Equity securities	1	5	183	—	0	0

Total equity securities	2	13	1,343	1	48	1,134

Total	32	$43	$10,308	68	$272	$16,623

December 31, 2013
U.S. government and agency securities	6	$44	$1,335	—	$—	$—
States, municipalities and political subdivisions	17	116	8,294	2	20	341
Industrial and miscellaneous	89	413	30,962	6	66	888
Special revenue	59	582	27,256	3	27	502
Redeemable preferred stocks	27	223	1,844	—	—	—

Total fixed maturities	198	1,378	69,691	11	113	1,731

Nonredeemable preferred stocks	58	331	4,349	—	—	—
Equity securities	4	45	689	—	—	—

Total equity securities	62	376	5,038	—	—	—

Total	260	$1,754	$74,729	11	$113	$1,731

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

June 30, 2014	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity investments
U.S. Government and Government agencies	$1,216	$—	$1,216	$—
States, municipalities and political subdivisions	16,192	—	16,192	—
Special Revenue	56,290	—	56,290	—
Industrial and miscellaneous	57,102	—	57,102	—
Redeemable preferred stocks	2,617	2,617	—	—

Total fixed maturity investments	$133,417	$2,617	$130,800	$—

Equity securities	$10,117	$10,117	$—	$—
Non-redeemable preferred stocks	7,421	7,421	—	—

Total equity securities	$17,538	$17,538	$—	$—

Total investments	$150,955	$20,155	$130,800	$—

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2013	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity investments
U.S. Government and Government agencies	$1,442	$—	$1,442	$—
States, municipalities and political subdivisions	14,161	—	14,161	—
Special Revenue	40,595	—	40,595	—
Industrial and miscellaneous	46,315	—	46,315	—
Redeemable preferred stocks	2,155	2,155	—	—

Total fixed maturity investments	$104,668	$2,155	$102,513	$—

Equity securities	$20,488	$20,488	$—	$—
Non-redeemable preferred stocks	4,958	4,958	—	—

Total equity securities	$25,446	$25,446	$—	$—

Total investments	$130,114	$27,601	$102,513	$—

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Land	$2,582	$2,582
Building	8,336	7,090
Computer hardware and software	953	364
Office furniture and equipment	268	176
Tenant and leasehold improvements	1,835	873
Vehicle fleet	216	—

Total, at cost	14,190	11,085
Less: accumulated depreciation and amortization	422	150

Property and equipment, net	$13,768	$10,935

Depreciation and amortization expense for property and equipment was $104,000 and $272,000 for the three and six-month periods ended June 30, 2014, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

The Company currently leases space to non-affiliates and its subsidiary Heritage P&C, and occupies space in one of the buildings.

NOTE 6. EARNINGS PER SHARE

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including outstanding warrants and the net effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to common stockholders (000’s)	$9,566	$21,018	$17,454	$28,073
Weighted average shares outstanding	22,119,754	15,203,100	19,256,172	12,983,525

Basic earnings per share:	$0.43	$1.38	$0.91	$2.16

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted earnings per share:
Net income attributable to common stockholders (000’s)	$9,566	$21,018	$17,454	$28,073
Weighted average shares outstanding	22,119,754	15,203,100	19,256,172	12,983,525
Weighted average dilutive shares	2,213,722	—	2,428,058	—

Total weighted average dilutive shares	24,333,476	15,203,100	21,684,230	12,983,525

Diluted earnings per share:	$0.39	$1.38	$0.80	$2.16

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its deferred policy acquisition costs will be fully recoverable in the near term. The table below depicts the activity with regard to deferred policy acquisition costs during the three and six-month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Beginning Balance	$12,226	$1,326	$9,765	$32
Policy acquisition costs deferred	19,550	3,693	26,484	5,103
Amortization	(6,384)	(865)	(10,857)	(982)

Ending Balance	$25,392	$4,154	$25,392	$4,154

The deferred policy acquisition costs at June 30, 2014 include the unamortized portion of $10.0 million of deferred costs paid during June 2014 in connection with the Company’s assumption of policies from SSIC.

NOTE 8. INCOME TAXES

During the six months ended June 30, 2014, the Company recorded $9.5 million of income tax expense which resulted in an estimated annual effective tax rate of 35.2%. The effective tax rate was primarily impacted due to income earned while the Company was a limited liability company in the amount of $2.7 million, which was not subject to entity level taxation.

The Company’s deferred income tax asset of $4.4 million at December 31, 2013 decreased to $3.3 million deferred tax liability at June 30, 2014 primarily due to the increase in deferred acquisition costs resulting from the assumption of SSIC policies in June 2014.

NOTE 9. REINSURANCE

The Company’s reinsurance program is designed, utilizing its risk management methodology, to address its exposure to catastrophes. The Company’s program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of the Company’s catastrophe management strategy, which is intended to provide its stockholders an acceptable return on the risks assumed in its property business, and to reduce variability of earnings, while providing protection to the Company’s policyholders.

Effective December 4, 2012, concurrent with the effective date of the Company’s initial assumption transaction with Citizens Property Insurance Corporation (“Citizens”), the Company secured catastrophe excess of loss reinsurance providing $9.5 million of protection in excess of its $2.0 million primary retention through May 31, 2013. Loss payments under this contract reduce the limits of coverage afforded by the amounts paid, but the limit of coverage would be reinstated from the time of the occurrence of the loss. The Company would pay an additional premium calculated at pro rata of 100% of the reinsurer’s premium for the term of this contract, being pro rata only as to the fraction of the reinsurer’s limit of liability and reinstated simultaneously with the reinsurer’s loss payment. Under no circumstances would the reinsurer’s liability exceed $9.5 million for any one loss occurrence, and $19.0 million for all loss occurrences during the contract term.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

During the second quarter of 2013, the Company placed its reinsurance program for the period from June 1, 2013 through May 31, 2014. The Company’s reinsurance program, which was segmented into layers of coverage, protected it for excess property catastrophe losses and loss adjustment expenses. The Company’s previous year’s reinsurance program incorporated the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund (“FHCF”). The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s 2013 reinsurance program.

•	The Company’s Retention. For the first catastrophic event, the Company may have a primary retention of the first $9.0 million of losses and loss adjustment expenses, of which the Company’s reinsurance subsidiary, Osprey Re Ltd (“Osprey”), is responsible for $3.0 million. For a second and third catastrophic event, Heritage P&C’s primary retention decreased to $3.0 million per event. To the extent that there was reinsurance coverage remaining, Heritage P&C has no primary retention for events beyond the third catastrophic event. Osprey had no primary retention beyond the first catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $94.0 million of reinsurance from third party reinsurers and Osprey. Through Osprey, the Company retained an aggregate participation in this coverage of $3.5 million, comprised of a 3% participation of $31.0 million of losses and loss adjustment expenses in excess of $9.0 million, or $0.9 million, and a 4% participation of $63.0 million of losses and loss adjustment expenses in excess of $40.0 million, or $2.5 million. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $94.0 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•	FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 90% of $270.0 million, or $243.0 million, in excess of the Company’s retention and private reinsurance of $103.0 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside and above the FHCF layer from third party reinsurers. The layer alongside was in the amount of $27.0 million and the layer immediately above was in the amount of $28.5 million. To the extent the FHCF coverage was adjusted, this private reinsurance would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this private reinsurance one time. To the extent that all or a portion of either of these private layers was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•	Aggregate Coverage. In addition to the layers described above, the Company also purchased $170.0 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $401.5 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

For a first catastrophic event, the Company’s 2013 reinsurance program provided coverage for $571.5 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depended on the magnitude of the first event, as the Company may had coverage remaining from layers that were not previously fully exhausted. The Company also purchased reinstatement premium protection insurance to provide an additional $149.5 million of coverage. The Company aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re Ltd., a newly-formed Bermuda special purpose insurer. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. The Company has determined that, while Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in Citrus Re Ltd. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

During the second quarter of 2014, the Company placed its reinsurance program for the period from June 1, 2014 through May 31, 2015. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s current reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF. We also purchase private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of our 2014 reinsurance program.

•	The Company’s Retention. For the first catastrophic event, the Company may have a primary retention of the first $15.0 million of losses and loss adjustment expenses, of which Osprey is responsible for $6.0 million. For a second event, Heritage P&C’s primary retention decreases to $2.0 million and Osprey is responsible for $4.0 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $2.0 million primary retention for events beyond the third catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $185.0 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, we are able to reinstate the full amount of this reinsurance one time. To the extent that $185.0 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•	FHCF Layer. Our FHCF coverage includes an estimated maximum provisional limit of 90% of $484.0 million, or $435.0 million, in excess of our retention and private reinsurance of $166.0 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $49.0 million. To the extent the FHCF coverage is adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150.0 million of coverage and the second contract provides an additional $50.0 million of coverage. Osprey provides $25.0 million of coverage alongside the second contract.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $105.0 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $885.0 million for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd. provides $20.0 million of protection in the layer above $940.0 million.

For a first catastrophic event, the Company’s reinsurance program provides coverage for $990.0 million of losses and loss adjustment expenses, including its retention, and the Company is responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company has also purchased reinstatement premium protection insurance to provide an additional $185.0 million of coverage. The Company aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from SSIC. The SSIC policies account for approximately 19% of the Company’s total policies in force as of June 30, 2014. Prior to June 27, 2014, substantially all of the Company’s policies have been obtained in connection with assumption transactions with Citizens, pursuant to which the Company recorded the assumed premiums written in the amount of the unearned premiums transferred to the Company. In connection with each assumption transaction, the Company assumes the responsibility of the primary writer of the risk through the expiration of the term of the policy.

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Premium written:
Direct	$71,072	$28,187	$123,172	$39,765
Assumed	28,197	52,862	45,000	57,633
Ceded	(94,452)	(75,163)	(94,466)	(75,165)

Net premium written	$4,817	$5,886	$73,706	$22,233

Change in unearned premiums:
Direct	$(26,025)	$(21,839)	$(43,982)	$(32,525)
Assumed	(9,119)	(31,170)	795	(16,508)
Ceded	74,622	68,747	56,012	68,391

Net decrease (increase)	$39,478	$15,738	$12,825	$19,358

Premiums earned:
Direct	$45,047	$6,348	$79,190	$7,240
Assumed	19,078	21,692	45,795	41,125
Ceded	(19,830)	(6,416)	(38,454)	(6,774)

Net premiums earned	$44,295	$21,624	$86,531	$41,591

Losses and LAE incurred:
Direct	$14,463	$1,653	$24,713	$1,802
Assumed	4,781	6,217	15,118	11,346
Ceded	—	—	—	—

Net losses and LAE incurred	$19,244	$7,870	$39,831	$13,148

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	June 30, 2014	December 31, 2013
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$21,030	$10,037
Assumed	13,503	9,307

Gross unpaid losses and LAE	34,533	19,344
Ceded	—	—

Net unpaid losses and LAE	$34,533	$19,344

Unearned premiums:
Direct	$118,982	$75,000
Assumed	40,448	41,243

Gross unearned premiums	159,430	116,243
Ceded	(87,264)	(31,252)

Net unearned premiums	$72,166	$84,991

There were no amounts recoverable under the Company’s reinsurance agreements for the three month and six months June 30, 2014 and June 30, 2013. Prepaid reinsurance premiums related to 16 reinsurers at June 30, 2014 and December 31, 2013.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

There was no amounts receivable with respect to reinsurers at June 30, 2014 and December 31, 2013. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of June 30, 2014 and December 31, 2013. The percentages of assumed premiums earned to net premiums earned for the six-month periods ended June 30, 2014 and 2013 were 53% and 99%, respectively.

NOTE 10. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses for the three and six month periods ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Balance, beginning of period	$28,456	$4,973	$19,344	$1,393
Less: reinsurance recoverable on unpaid losses	—	—	—	—

Net balance, beginning of period	28,456	4,973	19,344	1,393

Incurred related to:
Current year	19,027	8,255	39,582	13,553
Prior years	217	(385)	249	(405)

Total incurred	19,244	7,870	39,831	13,148

Paid related to:
Current year	11,085	2,547	16,326	4,538
Prior years	2,082	803	8,316	510

Total paid	13,167	3,350	24,642	5,048

Net balance, end of period	34,533	9,493	34,533	9,493
Plus: reinsurance recoverable on unpaid losses	—	—	—	—

Balance, end of period	$34,533	$9,493	$34,533	$9,493

The significant increase in the Company’s reserves for unpaid losses in 2014 from 2013 is primarily due to the increase in policy base as a result of the assumption of Citizens policies in 2013.

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on its monthly or quarterly results, such an event is unlikely to be so material as to disrupt its overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred related to the prior year reflect a reserve deficiency of $217,000 and $249,000 for the three and six months ended June 30, 2014 and a redundancy of $385,000 and $405,000 for the three and six months ended June 30, 2013, respectively. The nominal deficiency and redundancy we experienced in 2014 and 2013, respectively, resulted from changes to the Company’s estimate of ultimate losses on claims incurred in prior years not attributable to any specific trend or claims handling dynamic.

NOTE 11. STATUTORY ACCOUNTING AND REGULATIONS

The insurance industry is heavily-regulated. State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers’ ability to pay dividends, they specify allowable investment types and investment mixes, and they subject insurers to assessments.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s insurance subsidiary must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the six-month periods ended June 30, 2014 and 2013, our insurance subsidiary recorded statutory net income of $2.0 million and $25.1 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that its insurance subsidiary maintain capital and surplus equal to the greater of $15.0 million or 10% of its liabilities. The Company’s statutory capital surplus was $121.3 million and $63.1 million at June 30, 2014 and December 31, 2013, respectively. State law also requires our insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

NOTE 12. COMMITMENT AND CONTINGENCIES

The Company is involved in claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that it determines an unfavorable outcome becomes probable and it can estimate the amounts. Management makes revisions to its estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages and (iv) trends in general economic conditions, including the effects of inflation. When determinable, the Company discloses the range of possible losses in excess of those accrued and for reasonably possible losses.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and stockholders. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2014 and December 31, 2013.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the six-month periods ended June 30, 2014 and 2013 the Company incurred rent expense of approximately $101,000 and $243,000 respectively. The Company relocated to one of the buildings located on its Clearwater property in March 2014.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as needed basis.

•	The Company has entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. Since commencement of the construction in 2014, the Company has made payments of approximately $1.6 million for engineering and architectural services, and expects to pay an aggregate of approximately $2.4 million in connection with this construction project.

•	The Company’s insurance subsidiary received water mitigation services from SVM Restoration Services, Inc. (“SVM”), a Florida corporation providing water loss mitigation services in Florida. SVM was controlled by an executive officer and stockholder through February 28, 2014. During the six-month periods ended June 30, 2014 and 2013, the Company incurred approximately $438,000 and $529,000, respectively, payable to SVM. On March 1, 2014, we acquired the assets of SVM for $2.5 million, which have been allocated $150,000 to property and equipment and $2.35 million to goodwill included in other assets. The allocation of purchase price as of March 31, 2014 is preliminary pending our evaluation of the underlying asset values. The acquired assets will be deployed by our subsidiary, Contractors’ Alliance Network, LLC, in the delivery of a broadened spectrum of services. Pro forma disclosures have been omitted as this acquisition is not material to our consolidated financial statements.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the six-month periods ended June 30, 2014 and 2013, the Company’s contributions to the plan on behalf of the participating employees were $87,000, and $31,000, respectively.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2014, the Company had 29,794,960 shares of common stock and 30,600 warrants outstanding reflecting total paid in capital of $184.0 million as of such date.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably its net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock are fully paid and nonassessable.

Equity Issuances

As more fully disclosed in our previously referred to financial statements for the year ended December 31, 2013, there were, as of December 31, 2013, 14,007,150 shares of common stock outstanding and 2,338,350 redeemable shares outstanding, representing $62,849 of additional paid-in capital and $20,921 of redeemable shares. The following discloses the changes in our stockholders’ equity during 2014.

First Quarter 2014

In the first quarter 2014, the Company raised an additional $88,000 of capital through the issuance of 17,850 investment units, comprised of 17,850 shares of common stock and 17,850 warrants to purchase shares of common stock at an exercise price of $5.88 per share.

Second Quarter 2014

Prior to the IPO, certain of the Company’s stockholders held warrants to purchase an aggregate of 7,716,300 shares of the Company at an exercise price of $5.88 per share. On May 22, 2014, warrants to purchase an aggregate of 7,685,700 shares were exercised (the “Warrant Exercise”), including warrants to purchase an aggregate of 3,858,150 shares exercised on a cashless basis. Pursuant to the cashless exercise provisions of the warrants, each warrant holder paid the exercise price by surrendering to the Company an amount of shares having a value equal to the aggregate exercise price of the warrants being exercised. The terms of the warrants provided that the value ascribed to each share surrendered to the Company as payment for the exercise price was equal to the initial public offering price per share of common stock. As a result, an aggregate of 5,622,519 shares were issued in connection with the Warrant Exercise. The Company received $22.5 million in proceeds from the cash exercise of 3,827,550 warrants.

All remaining 30,600 warrants can be exercised at an exercise price equal to $5.88 per share on or before March 31, 2018. At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the condensed consolidated balance sheets. The Company’s equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. The aggregate intrinsic value of warrants was approximately $0.3 million at June 30, 2014.

Public Offering and Concurrent Private Placement

On May 29, 2014, the Company sold as part of the IPO 6,900,000 shares of common stock at $11.00 per share of common stock, including 900,000 shares sold pursuant to the underwriters’ over-allotment option for gross cash proceeds in aggregate of $75.9 million. The Company incurred an underwriter discount fee of $5.3 million or $0.77 per share of common stock, netting proceeds (before expenses) of $70.6 million or $10.23 per share of common stock.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Ananke, an affiliate of Nephila Capital Ltd, purchased $10.0 million of the Company’s common stock (909,090 shares) in a concurrent private placement at a price per share equal to the public offering price. Poseidon Re Ltd., another affiliate of Nephila Capital Ltd, is currently a participating reinsurer in the Company’s reinsurance program. The sale of such shares was not registered under the Securities Act and was conducted in accordance with Section 4(a)(2) of the Securities Act.

In addition, in connection with the Concurrent Private Placement, a reinsurer affiliated with or designated by Nephila Capital Ltd was provided with a right of first refusal to participate in the Company’s future reinsurance programs, subject to certain exceptions. The right of first refusal terminates on May 31, 2019, subject to certain conditions.

NOTE 16. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At June 30, 2014 and 2013, there were 2,981,737 and 0 shares available for grant under the Plan, respectively.

The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

Stock Options

During the six months ended June 30, 2014 and 2013, the Company did not grant any stock options.

Stock-based compensation costs for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The Company recognizes stock-based compensation costs over the award’s requisite service period on a straight-line basis for the time-based restricted stock grants. We granted no restricted stock awards during the six-month periods ended June 30, 2014 and 2013, respectively.

NOTE 17. STOCK SPLIT

In connection with the IPO in May 2014, the Company’s Board of Directors approved a 2,550 for 1 stock split of the Company’s Shares. The Stock split became effective on May 7, 2014. All share and per share amounts in the Unaudited Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split and for changes allocated with conversion from a limited liability company to a corporation.

NOTE 18. SUBSEQUENT EVENTS

We evaluated all subsequent events and transactions up to the date of issuance of this report for potential recognition or disclosure in our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Prospectus filed pursuant to Rule 424 (b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on May 27, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries. All dollar amounts, except per share amounts stated in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are in thousands unless specified otherwise.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this quarterly report contains forward-looking statements as defined under federal securities laws. Such statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements. Typically, forward-looking statements can be identified by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. The important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include but are not limited to the effect of governmental regulation; changes in insurance regulations; the frequency and extent of claims; uncertainties inherent in reserve estimates; catastrophic events; a change in the demand for, pricing of, availability of or collectability of reinsurance; restrictions on our ability to change premium rates; increased rate pressure on premiums; and other risks and uncertainties detailed herein and from time to time in our SEC reports.

Overview

We are a property and casualty insurance holding company headquartered in Clearwater, Florida and, through our subsidiary, Heritage Property & Casualty Insurance Company (“Heritage P&C”) we provide personal residential insurance for single-family homeowners and condominium owners, rental property insurance and commercial residential insurance in the state of Florida. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 26 years of insurance industry experience. We began operations in August 2012, and in December 2012 we began selectively assuming policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer, through participation in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. We also write policies outside the Citizens depopulation program, which we refer to as voluntary policies. Heritage P&C is currently rated “A” (“Exceptional”) by Demotech, a rating agency specializing in evaluating the financial stability of insurers.

As of June 30, 2014, we had approximately 171,000 policies in force, approximately 69% of which were assumed from Citizens. For the six months ended June 30, 2014 and 2013, we had gross premiums written of $168.2 million and $97.4 million, respectively, and net income of $17.5 million and $28.1 million, respectively. At June 30, 2014, we had total assets of $525.8 million and total stockholders’ equity of $221.6 million.

We market and write voluntary policies through a network of approximately 1,200 independent agents. Approximately 150 of our agents came to us as part of the SSIC transaction described below. We intend to pursue additional voluntary business from agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to use insurer-affiliated agents to offer our personal residential policies in Florida. While we had 19,657 voluntary policies (12% of our total policies in force) as of June 30, 2014, during the six months ended June 30, 2014, we wrote an average of 1,803 new voluntary policies per month. The voluntary market is a significant component of our growth strategy.

Recent Developments

Initial Public Offering and Concurrent Private Placement

On May 29, 2014, we completed our initial public offering (“IPO”) in which we sold an aggregate of 6,900,000 shares of our common stock at $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $69.0 million from the IPO, after deducting the underwriters discounted offering expenses.

In connection with the IPO, Ananke Ltd, an affiliate of Nephila Capital Ltd, agreed to purchase $10.0 million of our common stock in a concurrent private placement (the “Private Placement”) at a price per share equal to the IPO price. Poseidon Re Ltd., another affiliate of Nephila Capital Ltd, is currently a participating reinsurer in our reinsurance program. We received net proceeds of $9.6 million in connection with the Private Placement after deducting discounts and expenses.

In addition, in connection with the Private Placement, we granted a reinsurer affiliated with or designated by Nephila Capital Ltd a right of first refusal to participate in our future reinsurance programs, subject to certain exceptions. The right of first refusal terminates on May 31, 2019, subject to certain conditions.

In connection with the IPO, warrants to purchase an aggregate of 7,685,700 were exercised by existing stockholders. We issued 3,827,550 shares in exchange for $22.5 million pursuant to cash exercises and 1,794,969 shares in connection with cashless exercises.

Sunshine State Insurance Company Policy Acquisition

On June 13, 2014, Heritage P&C entered into an Insurance Policy Acquisition and Transition Agreement (the “Agreement”) with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”). Pursuant to the Agreement, Heritage P&C has the right to offer a new policy of insurance, effective June 27, 2014 to all (subject to limited exceptions) Florida SSIC policyholders having in-force policies (“Transition Policies”), without the need for SSIC policyholders to file a new application with HPCI or pay premium that has already been paid to SSIC (“Transition Coverage”). As of June 27, 2014, SSIC had approximately 33,000 policies in force, representing approximately $58.9 million of in force premium and unearned premium of approximately of $29.3 million. The Transition Coverage will terminate at the end of the original SSIC policy period. Upon termination of each Transition Policy, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates on either SSIC’s or Heritage P&C’s forms, respectively. The SSIC policies represented approximately 19% of our total policies in force at June 30, 2014. Heritage P&C was assigned the entirety of the unearned premium. As consideration, Heritage P&C paid $10.0 million to the DFS, which will be amortized as acquisition costs in relation to the earning of the approximate $29.3 million of unearned premium. The $100 per policy FIGA statutory deductible and unearned commissions that will be paid to FIGA, as part of the transaction, will be deducted from the $10.0 million payment.

Catastrophe Bond Program

On April 17, 2014, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re Ltd., a newly-formed Bermuda special purpose insurer. The agreement provides for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued $200.0 million of principal-at-risk variable notes due April 17, 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreement. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreement.

On April 24, 2014, Heritage P&C entered into a second catastrophe reinsurance agreement with Citrus Re Ltd. providing for $50.0 million of coverage on substantially similar terms as the agreement described above. Citrus Re Ltd. issued an additional $50.0 million of principal-at-risk variable notes due April 24, 2017 to fund its obligations under the reinsurance agreement.

While the Company determined that Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in this entity. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

Highlights For The Six Month Period Ended June 30, 2014

•	Approximately 171,000 policies in-force at June 30, 2014, of which approximately 69% were assumed from Citizens, 19% were assumed from SSIC and 12% from voluntary sales

•	Gross premiums written of $168.2 million and total revenue of $90.4 million

•	Net premiums earned of $86.5 million

•	Net income of $17.5 million

•	Combined ratio of 81.6% on a gross basis; combined ratio of 73.4% on a net basis

•	Cash, cash equivalents and investments of $339.1 million, with total assets of $525.8 million

Key Components of Our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a fiscal period, the sum of assumed premiums written (premiums from policies that we assumed from Citizens, net of opt-outs) plus direct premiums written (premiums from subsequent renewals of Citizens’ policies and voluntary policies written during the period, net of any midterm cancellations), in each case prior to ceding premiums to reinsurers.

Gross premiums earned. Gross premiums earned represent the total premiums earned during a fiscal period from policies assumed from Citizens, subsequent renewals of such policies and voluntary policies. Premiums associated with assumed policies are earned ratably over the remaining term of the policy and premiums associated with voluntary and renewal policies are earned ratably over the twelve-month term of the policy.

Ceded premiums. Ceded premiums represent the cost of our reinsurance during a fiscal period. We recognize the cost, excluding premiums ceded to Osprey, of our reinsurance program ratably over the twelve month term of the arrangement—June 1, 2013 through May 31, 2014.

Net premiums earned. Net premiums earned reflect gross premiums earned less ceded premiums during the fiscal period.

Retroactive reinsurance income. Retroactive reinsurance income represents the income, net of associated losses and loss adjustment expenses, arising from the retroactive reinsurance agreement we entered in connection with our assumption of approximately 39,000 policies from Citizens in June 2013. Under this retroactive reinsurance agreement, we realized income equal to the earned premiums, net of associated losses and loss adjustment expenses, from such polices for the period from January 1, 2013 through May 31, 2013 with no corresponding reinsurance costs. The earned premiums for the period from June 1, 2013 through June 27, 2013 are included in gross premiums written for the three months ended June 30, 2013. The retroactive reinsurance agreement, which was a key element of our decision to enter into an assumption transaction at the outset of hurricane season, is not typical of our assumption transactions with Citizens. The typical assumption transaction with Citizens provides for the assumption of unearned premiums as of the effective date of the transaction, and does not result in the transfer of earned premiums and losses and loss adjustment expenses for prior periods. We do not expect to enter into similar retroactive arrangements with Citizens in connection with future policy assumptions.

Net investment income. Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, dividends on equity securities, and the gains or losses from the sale of investments

Other revenue. Other revenue represents rental income due under non-cancelable leases for space at our commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Florida law allows insurers to charge policyholders a $25 policy fee on each policy written; these fees are not subject to refund, and we recognize the income immediately when collected. We also charge pay-plan fees to policyholders that pay their premium in more than one installment and record the fees as income when collected.

Expenses

Losses and loss adjustment expenses. Losses and loss adjustment expenses reflect losses paid, expenses paid to resolve claims, such as fees paid to adjusters, attorneys and investigators, and changes in our reserves for unpaid losses and loss adjustment expenses during the fiscal period, in each case net of losses ceded to reinsurers. Our reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of resolving all reported claims plus all losses we incurred related to insured events that we assume have occurred as of the reporting date, but that policyholders have not yet reported to us (which are commonly referred to as incurred but not reported, or “IBNR”). We estimate our reserves for unpaid losses using individual case-based estimates for reported claims and actuarial estimates for IBNR losses. We continually review and adjust our estimated losses as necessary based on industry development trends, our evolving claims experience and new information obtained. If our unpaid losses and loss adjustment expenses are considered deficient or redundant, we increase or decrease the liability in the period in which we identify the difference and reflect the change in our current period results of operations.

Policy acquisition costs. Policy acquisition costs consist of the following items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. Until renewed, policies assumed from Citizens have no associated policy acquisition costs.

General and administrative expenses. General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.

Provision for income taxes. Provision for income taxes generally consists of income taxes payable by our subsidiaries that are taxed as corporations. On May 22, 2014, we converted from a limited liability company to a corporation. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 37.6% under current tax law.

Ratios

Ceded premium ratio. Our ceded premium ratio represents ceded premiums as a percentage of gross premiums earned.

Gross loss ratio. Our gross loss ratio represents losses and loss adjustment expenses as a percentage of gross premiums earned.

Net loss ratio. Our net loss ratio represents losses and loss adjustment expenses as a percentage of net premiums earned.

Gross expense ratio. Our gross expense ratio represents policy acquisition costs and general and administrative expenses as a percentage of gross premiums earned.

Net expense ratio. Our net expense ratio represents policy acquisition costs and general and administrative expenses as a percentage of net premiums earned.

Combined ratios. Our combined ratio on a gross basis represents the sum of ceded premiums, losses and loss adjustment expenses, policy acquisition costs and general and administrative expenses as a percentage of gross premiums earned. Our combined ratio on a net basis represents the sum of losses and loss adjustment expenses, policy acquisition costs and general and administrative expenses as a percentage of net premiums earned.

The combined ratio is the key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results. A combined ratio over 100% generally reflects unprofitable underwriting results.

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the combined ratio on a gross basis is more relevant in assessing overall performance.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Revenue
Gross premiums written	$99,269	$81,049	$168,172	$97,398
Increase in gross unearned premiums	(35,144)	(53,009)	(43,187)	(49,033)

Gross premiums earned	64,125	28,040	124,985	48,365
Premiums ceded	(19,830)	(6,416)	(38,454)	(6,774)

Net premiums earned	44,295	21,624	86,531	41,591

Net investment income	719	124	1,337	335
Retroactive reinsurance	—	26,072	—	26,072
Net realized gains (losses)	24	(46)	(18)	(48)
Other revenue	1,501	827	2,567	993

Total revenue	$46,539	$48,601	$90,417	$68,943

Operating Expenses
Losses and loss adjustment expenses	19,244	7,870	39,831	13,148
Policy acquisition costs	6,384	866	10,857	982
Interest expense	—	6	—	11
General and administrative costs	5,801	5,582	12,798	9,567

Total operating expenses	31,429	14,324	63,486	23,708

Income before income taxes	15,110	34,277	26,931	45,235
Provision for income taxes	5,544	13,263	9,477	17,162

Net income	$9,566	$21,014	$17,454	$28,073

Ratios to Gross Premiums Earned:
Ceded premium ratio	30.9%	22.9%	30.8%	14.0%
Loss Ratio	30.0%	28.1%	31.9%	27.2%
Expense Ratio	19.0%	23.0%	18.9%	21.8%
Combined Ratio	79.9%	73.9%	81.6%	63.0%

Ratios to Net Premiums Earned:
Loss Ratio	43.4%	36.4%	46.0%	31.6%
Expense Ratio	27.5%	29.8%	27.3%	25.4%
Combined Ratio	71.0%	66.2%	73.4%	57.0%

Per Share Data:
Basic earnings per common share	$0.43	$1.38	$0.91	$2.16
Diluted earnings per common share	$0.39	$1.38	$0.80	$2.16

Comparison of the Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Revenue

Gross premiums written

Gross premiums written increased from $81.0 million for the three months ended June 30, 2013 to $99.3 million for the three months ended June 30, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our gross premiums written for the three months ended June 30, 2014, $71.1 million represents direct premiums written and $28.2 million represents assumed premiums written. Of the $71.1 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $62.4 million, while voluntary business accounted for $8.7 million. The assumed premiums written of $28.2 million were comprised of $29.3 million of premiums from the SSIC policy acquisition offset by a decrease of $1.1 million from Citizens policies assumed in previous quarters that were cancelled during the quarter. The $29.3 million of premium from SSIC represents unearned premium as of June 27, 2014, the date of the acquisition.

Gross premiums earned

Gross premiums earned increased from $28.0 million for the three months ended June 30, 2013 to $64.1 million for the three months ended June 30, 2014. Our policies in force as of June 30, 2014 and June 30, 2013 were approximately 171,000, and 89,000, respectively, and this increase had a favorable impact on our gross premiums earned. Approximately $600,000 of gross premiums earned during the quarter was attributable to the SSIC policies acquired on June 27, 2014.

Ceded premiums

Ceded premiums increased from $6.4 million for the three months ended June 30, 2013 to $19.8 million for the three months ended June 30, 2014. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above. Additionally, prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane related losses through May 31, 2013.

Net premiums earned

Net premiums earned increased from $21.6 million for the three months ended June 30, 2013 to $44.3 million for the three months ended June 30, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the three months ended June 30, 2014 as compared to the same period in 2013, partially offset by increased ceded earned premium.

Retroactive reinsurance income

Retroactive reinsurance income was $26.1 million for the three months ended June 30, 2013. In connection with our assumption of 39,000 policies in June 2013, we entered into a retroactive quota share reinsurance agreement with Citizens that resulted in our recognition of $26.1 million of retroactive reinsurance income, representing the earned premium, net of associated losses and loss adjustment expenses, from such policies for the period from January 1, 2013 through May 31, 2013. This should be considered a non-recurring transaction.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $78,000 for the three months ended June 30, 2013 to $743,000 for the three months ended June 30, 2014. The increase in net investment income is due to the significant increase in invested assets from $66.0 million to $160.0 million at June 30, 2013 and June 30, 2014, respectively. The increase resulted primarily from policy growth.

Other revenue

Other revenue increased from $0.8 million for the three months ended June 30, 2013 to $1.5 million for the three months ended June 30, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013 contributed to the increase in other revenue.

Total revenue

Total revenue decreased from $48.6 million for the three months ended June 30, 2013 to $46.5 million for the three months ended June 30, 2014. The decrease in total revenue was due primarily from the non-recurring retroactive reinsurance income earned in 2013 offset by the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the three months ended June 30, 2014 as compared to the same period in the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $7.9 million for the three months ended June 30, 2013 to $19.2 million for the three months ended June 30, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as a modest increase in the loss ratio. Losses and loss adjustment expenses for the three months ended June 30, 2014 include losses paid of $12.4 million and a $6.8 million increase in unpaid losses and loss adjustment expenses, including the addition of $4.4 million of IBNR reserves. As of June 30, 2014, we reported $34.5 million in unpaid losses and loss adjustment expenses which included $19.9 million attributable to IBNR, or 58% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $0.9 million for the three months ended June 30, 2013 to $6.4 million for the three months ended June 30, 2014. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased from $5.6 million for the three months ended June 30, 2013 to $5.8 million for the three months ended June 30, 2014. Second quarter 2013 included $2.2 million of operating expenses attributed to the non-recurring retroactive reinsurance income causing the previous year’s second quarter to be higher than normal. The increase in 2014 was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity.

Provision for income taxes

Provision for income taxes was $5.5 million and $13.3 million for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2013 was 36.7% and 38.7%, respectively.

Net Income

Our results of operations for the three months ended June 30, 2014 reflect net income of $9.6 million, or $0.39 earnings per diluted common share, compared to net income of $21.0 million, or $1.38 earnings per diluted common share, for the three months ended June 30, 2013. Net income for the three months ended June 30, 2013 results included non-recurring retroactive reinsurance income of $26.1 million.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio increased from 22.9% for the three months ended June 30, 2013 to 30.9% for the three months ended June 30, 2014, due primarily to the economic benefit gained in 2013 due to the lower reinsurance costs prior to the commencement of our annual catastrophe reinsurance program effective June 1, 2013.

Gross loss ratio

Our gross loss ratio increased modestly from 28.1% for the three months ended June 30, 2013 to 30.0% for the three months ended June 30, 2014.

Net loss ratio

Our net loss ratio increased from 36.4% for the three months ended June 30, 2013 to 43.4% for the three months ended June 30, 2014, primarily as a result of an increase in ceded premiums.

Gross expense ratio

Our gross expense ratio decreased from 23.0% for the three months ended June 30, 2013 to 19.0% for the three months ended June 30, 2014. This decrease is primarily due to the $2.2 million of operating expenses attributable to an assumption transaction in 2013.

Net expense ratio

Our net expense ratio decreased from 29.8% for the three months ended June 30, 2013 to 27.5% for the three months ended June 30, 2014.

Combined ratio

Our combined ratio on a gross basis increased from 73.9% for the three months ended June 30, 2013 to 79.9% for the three months ended June 30, 2014. Our combined ratio on a net basis increased from 66.2% for the three months ended June 30, 2013 to 71.0% for the three months ended June 30, 2014. The increase in our combined ratio, on both a gross and net basis, is due primarily to the economic benefit gained in 2013 due to the lower reinsurance costs prior to June, before the commencement of our annual catastrophe reinsurance program effective June 1, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Gross premiums written

Gross premiums written increased from $97.4 million for the six months ended June 30, 2013 to $168.2 million for the six months ended June 30, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our gross premiums written for the six months ended June 30, 2014, $123.1 million represents direct premiums written and $45.0 million represents assumed premiums written. Of the $123.1 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $107.5 million, while voluntary business accounted for $15.6 million. The assumed premiums written of $45.0 million were comprised of $15.7 million of premiums assumed from Citizens and $29.3 million of premiums from the SSIC policy acquisition.

Gross premiums earned

Gross premiums earned increased from $48.4 million for the six months ended June 30, 2013 to $125.0 million for the six months ended June 30, 2014. Our policies in force as of June 30, 2013 and June 30, 2014 were approximately 89,000 and 171,000, respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased from $6.8 million for the six months ended June 30, 2013 to $38.5 million for the six months ended June 30, 2014. The increase in ceded premiums reflects the increase in policy count noted above, as well as the commencement of our annual catastrophe reinsurance program effective June 1, 2013. Prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane related losses through May 31, 2013.

Net premiums earned

Net premiums earned increased from $41.6 million for the six months ended June 30, 2013 to $86.5 million for the six months ended June 30, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the six months ended June 30, 2014 as compared to the same period in 2013, partially offset by the lower ceded premiums earned.

Retroactive reinsurance income

Retroactive reinsurance income decreased from $26.1 million for the six months ended June 30, 2013. In connection with our assumption of 39,000 policies in June 2013, we entered into a retroactive quota share reinsurance agreement with Citizens that resulted in our recognition of $26.1 million of retroactive reinsurance income, representing the earned premium, net of associated losses and loss adjustment expenses, from such policies for the period from January 1, 2013 through May 31, 2013. This should be considered a non-recurring transaction.

Net investment income

Net investment income, inclusive of realized investment losses, increased from $0.3 million for the six months ended June 30, 2013 to $1.3 million for the six months ended June 30, 2014. The increase in net investment income is due to the significant increase in invested assets from $66.0 million to $160.0 million at June 30, 2013 and June 30, 2014, respectively. The increase resulted primarily from policy growth.

Other revenue

Other revenue increased from $1 million for the six months ended June 30, 2013 to $2.6 million for the six months ended June 30, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida purchased in April 2013 contributed to the increase.

Total revenue

Total revenue increased from $68.9 million for the six months ended June 30, 2013 to $90.4 million for the six months ended June 30, 2014. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the six months ended June 30, 2014 as compared to the same period in the prior year, partially offset by the $26.1 million non-recurring retroactive reinsurance earned in 2013.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $13.1 million for the six months ended June 30, 2013 to $39.8 million for the six months ended June 30, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as being responsive to development trends during the six months ended June 30, 2014. Losses and loss adjustment expenses for the six months ended June 30, 2014 include losses paid of $23.9 million and a $15.9 million increase in unpaid losses and loss adjustment expenses, including the addition of $8.9 million of IBNR reserves. As of June 30, 2014, we reported $34.5 million in unpaid losses and loss adjustment expenses which included $19.9 million attributable to IBNR, or 58% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $1 million for the six months ended June 30, 2013 to $10.9 million for the six months ended June 30, 2014. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased from $9.6 million for the six months ended June 30, 2013 to $12.8 million for the six months ended June 30, 2014. The increase was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity. Also contributing to the increase was approximately $1.1 million of expenses associated with our initial public offering that were paid in the first quarter of 2014. Also, for the six months ended June 30 2013, we incurred $2.2 million of operating expenses attributed to the non-recurring retroactive reinsurance income.

Provision for income taxes

Provision for income taxes was $9.5 million and $17.2 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six months ended June 30, 2014 and 2013 was 35.2% and 37.9%, respectively.

Net Income

Our results of operations for the six months ended June 30, 2014 reflect net income of $17.5 million, or $0.80 earnings per diluted common share, compared to net income of $28.1 million, or $2.16 earnings per diluted common share, for the six months ended June 30, 2013. 2013 results included non-recurring retroactive reinsurance income of $26.1 million.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio increased from 14.0% for the six months ended June 30, 2013 to 30.8% for the six months ended June 30, 2014. Prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane related losses through May 31, 2013, due to the start-up position of our company in early 2013.

Gross loss ratio

Our gross loss ratio increased from 27.2% for the six months ended June 30, 2013 to 31.9% for the six months ended June 30, 2014, primarily as a result of the factors described above.

Net loss ratio

Our net loss ratio increased from 31.6% for the six months ended June 30, 2013 to 46.0% for the six months ended June 30, 2014, primarily as a result of an increase in ceded premiums in connection with the commencement of our annual catastrophe reinsurance program effective June 1, 2013.

Gross expense ratio

Our gross expense ratio decreased from 21.8% for the six months ended June 30, 2013 to 18.9% for the six months ended June 30, 2014. This decrease is primarily due to the $2.2 million of operating expenses attributable to an assumption transaction in 2013.

Net expense ratio

Our net expense ratio increased from 25.4% for the six months ended June 30, 2013 to 27.3% for the six months ended June 30, 2014 as a result of the increase in ceded premium in connection with the commencement of our annual catastrophe reinsurance program effective March 1, 2013.

Combined ratio

Our combined ratio on a gross basis increased from 63.0% for the six months ended June 30, 2013 to 81.6% for the six months ended June 30, 2014. Our combined ratio on a net basis increased from 57.0% for the six months ended June 30, 2013 to 73.4% for the six months ended June 30, 2014. The increase in our combined ratio, on both a gross and net basis, is due primarily to the economic benefit gained in 2013 from the lower reinsurance costs prior to June, before the commencement of our annual catastrophe reinsurance program effective June 1, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had $182.1 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. While we intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd., our captive reinsurance company, our cash balances were higher than needed at June 30, 2014, due to $101.2 million raised from the IPO, Private Placement and exercise of warrants which had not yet been invested as of June 30, 2014.

Prior to our IPO, our working capital requirements have been met primarily through private issuances of our equity. Equity issuances have resulted in an aggregate of 29,794,960 shares and 30,600 warrants outstanding as of June 30, 2014, reflecting total paid in capital of $184.0 million as of such date.

Our insurance subsidiary, Heritage P&C, requires liquidity and adequate capital to meet ongoing obligations to policyholders and claimants and to fund operating expenses. In addition, we attempt to maintain adequate levels of liquidity and surplus to manage any differences between the duration of our liabilities and invested assets. In the insurance industry, cash collected for premiums from policies written is invested, interest and dividends are earned thereon, and loss and loss adjustment expenses are paid out over a period of years. This period of time varies by the circumstances surrounding each claim. A substantial portion of our losses and loss adjustment expenses are fully settled and paid within 90 days of the claim receipt date. Additional cash outflow occurs through payments of underwriting costs such as commissions, taxes, payroll, and general overhead expenses.

Osprey Re Ltd. is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of June 30, 2014, $30.0 million was held in Osprey’s trust account and an additional $5.0 million was collateralized with a letter of credit. At June 30, 2014, Osprey Re’s total reinsurance coverage provided to Heritage P&C was $35 million. As of July 1, 2014, Osprey Re Ltd. increased its coverage provided by an additional $20.0 million, in conjunction with the SSIC policy acquisition. In July, Osprey’s collateral trust fund was increased by $20.0 million to a total of $50.0 million.

We believe that we maintain sufficient liquidity to pay Heritage P&C’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Operating Activities

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Cash provided by operating activities increased from $6.5 million for the six months ended June 30, 2013 to $35.7 million for the six months ended June 30, 2014. The increase in cash provided by operating activities resulted from the significant increase in premiums associated with renewals of Citizens policies and voluntary policies. Renewal activity for the six months ended June 30, 2013 was associated with a significantly smaller number of policies eligible for renewal. Also contributing to the increase in cash provided by operating activities was the growth in the number of voluntary policies written compared to the same period in the prior year.

Investing Activities

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash used in investing activities decreased from $64.0 million for the six months ended June 30, 2013 to $19.9 million for the six months ended June 30, 2014. The decrease in net cash used in investing activities was primarily attributable to the decision to hold larger cash balances during the six months ended June 30, 2014. Also contributing to the greater investment activity during the six months ended June 30, 2013 was our deployment of the proceeds from our initial capitalization that took place in 2012 and early 2013.

Financing Activities

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net cash provided by financing activities increased from $33.3 million for the six months ended June 30, 2013 to $101.3 million for the six months ended June 30, 2014. The increase is due primarily to the completion of the IPO, Private Placement and exercise of warrants in May 2014.

Seasonality of our Business

Our insurance business is seasonal as hurricanes typically occur during the period from June 1 through November 30 each year. With our reinsurance program effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base will occur and be reflected in our financial results beginning June 1 of each year, subject to certain adjustments.

Off-Balance Sheet Arrangements

We obtained a $5.0 million irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2015.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

We believe our critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable. Our critical accounting policies and estimates are described in our audited consolidated financial statements and the related notes in our final prospectus filed pursuant to Rule 424 (b) under the Securities Act on May 27, 2014.

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at June 30, 2014 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$115,995	$(17,422)	(13.1)%
200 basis point increase	$121,802	$(11,615)	(8.7)%
100 basis point increase	$127,609	$(5,808)	(4.4)%
100 basis point decrease	$139,026	$5,609	4.2%
200 basis point decrease	$143,157	$9,740	7.3%
300 basis point decrease	$145,228	$11,811	8.9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at June 30, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
A	$21,909	16.58%	$22,142	16.60%
A-	17,160	12.99%	17,422	13.06%
A+	15,044	11.39%	15,150	11.36%
AA	20,303	15.37%	20,522	15.38%
AA-	14,743	11.16%	14,881	11.15%
AA+	12,087	9.15%	12,194	9.14%
AAA	14,202	10.75%	14,235	10.67%
B+	48	0.04%	48	0.04%
BB	185	0.14%	187	0.14%
BB+	884	0.67%	888	0.67%
BBB	3,638	2.75%	3,692	2.76%
BBB-	577	0.43%	580	0.43%
BBB+	11,352	8.58%	11,476	8.60%

Total	$132,132	100.00%	$133,417	100.00%

Equity Price Risk

Our equity investment portfolio at June 30, 2014 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$2,006	11.44%
Energy	9,968	56.83%
Utility	—	0.0%
Other	5,415	30.88%

Subtotal	17,389	99.15%

Mutual Funds and ETF by type:
Debt	—	0.0%
Equity	149	0.85%

Subtotal	149	0.85%

Total	$17,538	100.0%

Foreign Currency Exchange Risk

At June 30, 2014, we did not have any material exposure to foreign currency related risk.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2014 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

In connection with the preparation of our financial statements for the period ended December 31, 2012 and the year ended December 31, 2013, we identified material weaknesses in our internal control over financial reporting related to, among other things, accounting for stock based compensation, equity transactions and income taxes. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring of additional finance personnel.

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, implementation of possible controls and procedures depends on management’s judgment in evaluating their benefits relative to costs.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims and lawsuits asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our consolidated financial position results of operations or cash flow.

Item 1A. Risk Factors.

The risk factors disclosed in the section entitled “Risk Factors” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act on May 27, 2014 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

In the Private Placement, we sold 909,090 shares of our common stock to Ananke Ltd at a price of $11.00 per share. The sale of such shares was conducted in accordance with the Section 4(a)(2) of the Securities Act.

In connection with the IPO, warrants to purchase an aggregate of 7,685,700 shares were exercised by existing stockholders. The Company issued 3,827,550 shares in exchange for $22.5 million pursuant to cash exercise and 1,794,969 shares in connection with cashless exercise. As a result, an aggregate of 5,622,519 shares were issued in connection with the Warrant Exercise.

(b) Use of Proceeds from Initial Public Offering of Common Stock

On May 29, 2014 we completed the initial public offering of our common stock pursuant to a Registration Statement (File No. 333-195409), that was declared effective on May 22, 2014. Under the Registration Statement, we registered, issued and sold 6,900,000 shares of our common stock, including 900,000 shares pursuant to the underwriters’ over-allotment option, at a price to the public of $11.00 per share for an aggregate offering price of $75.9 million.

The managing underwriters for the offering were Citigroup Global Markets Inc., SunTrust Robinson Humphrey, Inc. and Sandler O’Neill & Partners LP.

We received net proceeds in the offering, including the exercise of the underwriter’s option, of approximately $69.0 million after deducting underwriting discounts of approximately $6.9 million. We did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates.

We used $25.0 million of the net proceeds from our initial public offering to fund collateralized reinsurance through Osprey, our reinsurance subsidiary, and the remainder to increase our statutory capital and surplus to enable us to write additional policies and to support the Company’s entry into the commercial residential line of business.

Working Capital Restrictions and Other Limitations on Payment of Dividends. Under Florida law, a Florida-domiciled insurer like Heritage P&C may not pay any dividend or distribute cash or other property to its stockholders except out of its available and accumulated surplus funds which are derived from realized net operating profits on its business and net realized capital gains. Additionally, Florida-domiciled insurers may not make dividend payments or distributions to stockholders without the prior approval of the insurance regulatory authority if the dividend or distribution would exceed the larger of:

1. the lesser of:

a. ten percent of capital surplus, or

b. net gain from operations; or

c. net income, not including realized capital gains, plus a two-year carryforward.

2. ten percent of capital surplus with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains, or

3. the lesser of:

a. ten percent of capital surplus, or

b. net investment income plus a three-year carryforward with dividends payable constrained to unassigned funds minus 25% of unrealized capital gains.

Alternatively, Heritage P&C may pay a dividend or distribution without the prior written approval of the insurance regulatory authority when:

1. the dividend is equal to or less than the greater of:

a. ten percent of the insurer’s surplus as to policyholders derived from realized net operating profits on its business and net realized capital gains, or

b. the insurer’s entire net operating profits and realized net capital gains derived during the immediately preceding calendar year, and:

i. the insurer will have surplus as to policyholders equal to or exceeding 115% of the minimum required statutory surplus as to policyholders after the dividend or distribution is made;

ii. the insurer files a notice of the dividend or distribution with the insurance regulatory authority at least ten business days prior to the dividend payment or distribution; and

iii. the notice includes a certification by an officer of the insurer attesting that, after the payment of the dividend or distribution, the insurer will have at least 115% of required statutory surplus as to policyholders.

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At June 30, 2014, we were in compliance with these requirements.

(c) Repurchases

During the six months ended June 30, 2014, we did not repurchase equity securities.

Item 6. Exhibits.

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 6, 2014	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2014	By:	/s/ STEPHEN ROHDE
Stephen Rohde
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc.*

3.2	By-laws of Heritage Insurance Holdings, Inc.*

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.1	Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers*

10.2	Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers*

10.3	Second Aggregate Catastrophic Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers*

10.4	Second Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers*

10.5	Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by Osprey Re Ltd.*

10.6	Property Catastrophe Excess of Loss Reinsurance Contract, effective December 4, 2012, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers*

10.7	Property Catastrophe Excess of Loss Reinsurance Contract, effective April 17, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.8	Property Catastrophe Excess of Loss Reinsurance Contract, effective April 24, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd. (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.9	Common Stock Purchase Agreement, dated May 9, 2014, by and between Heritage Insurance Holdings, LLC and Ananke Ltd. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on May 16, 2014)

10.10	Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.11+	$4,000,000 XS $2,000,000 XS $4,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.12+	$6,000,000 XS $9,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.13+	Multi-Year First & Second Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.14+	First & Second Property Catastrophe Reinstatement Premium Protection Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.15+	Fourth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.16+	Fifth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.17+	Sixth Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

10.18+	Reimbursement Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the State Board of Administration of the State of Florida*

10.19+	Property Excess Per Risk Reinsurance Contract, effective June 27, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	101. SCH XBRL Taxonomy Extension Schema. *

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase. *

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.*

+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.
*	Filed herewith.
**	Furnished herewith.