Form 10-Q
period 2014-09-30
Heritage Insurance Holdings, Inc.
filed 2014-11-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

(727) 362-7200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on November 5, 2014 was 29,794,960.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $214,566 and $105,955 in 2014 and 2013, respectively)	$215,828	$104,668
Equity securities, available for sale, at fair value (cost of $26,679 and $25,446 in 2014 and 2013, respectively)	28,847	25,446
Mortgage loan, held to maturity, at amortized cost	6,465	6,063

Total investments	251,140	136,177
Cash and cash equivalents	101,642	65,059
Restricted cash	4,339	—
Accrued investment income	1,847	971
Premiums receivable, net	47,974	10,347
Prepaid reinsurance premiums	67,435	31,252
Reinsurance premiums receivable	—	5,337
Income taxes receivable	832	5,073
Deferred income taxes	—	4,436
Deferred policy acquisition costs, net	25,626	9,765
Property and equipment, net	16,674	10,935
Other assets	5,259	2,626

Total Assets	$522,768	$281,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$41,965	$19,344
Unearned premiums	166,326	116,243
Reinsurance payable	54,330	29,591
Income taxes payable	298	2,805
Deferred income taxes	1,289	—
Advance premiums	10,010	3,829
Accrued compensation	4,673	505
Other liabilities	12,400	8,756

Total Liabilities	$291,291	$181,073

Commitments and contingencies (Note 12)
Redeemable shares (Note 15)	—	20,921
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,794,960 and 14,007,150 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	1
Additional paid-in capital	184,024	62,849
Accumulated other comprehensive income (loss)	2,106	(790)
Retained earnings	45,344	17,924

Total Stockholders’ Equity	231,477	79,984

Total Liabilities and Stockholders’ Equity	$522,768	$281,978

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Gross premiums written	$86,771	$37,176	$254,943	$134,574
(Increase) decrease in gross unearned premiums	(6,897)	4,330	(50,084)	(44,704)

Gross premiums earned	79,874	41,506	204,859	89,870
Ceded premiums	(24,347)	(19,701)	(62,801)	(26,475)

Net premiums earned	55,527	21,805	142,058	63,395
Retroactive reinsurance	—	—	—	26,072
Net investment income	1,126	302	2,463	639
Net realized gains (losses)	80	(123)	62	(171)
Other revenue	1,280	796	3,847	1,788

Total revenue	58,013	22,780	148,430	91,723
EXPENSES:
Losses and loss adjustment expenses	22,314	9,996	62,145	23,146
Policy acquisition costs	12,469	1,740	23,326	2,720
General and administrative expenses	7,121	3,373	19,919	12,940
Interest expense	—	4	—	16

Total expenses	41,904	15,113	105,390	38,822

Income before income taxes	16,109	7,667	43,040	52,901
Provision for income taxes	6,144	2,340	15,620	19,502

Net income	$9,965	$5,327	$27,420	$33,399

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(139)	32	4,779	(1,785)
Reclassification adjustment for net realized investment losses	(80)	123	(62)	171
Income tax (expense) benefit related to items of other comprehensive income	83	(59)	(1,821)	623

Total comprehensive income	$9,829	$5,423	$30,316	$32,408

Weighted average shares outstanding
Basic	29,794,960	15,254,100	22,807,705	13,740,250

Diluted	29,814,631	15,254,100	24,381,869	13,740,250

Earnings per share
Basic	$0.33	$0.35	$1.20	$2.43
Diluted	$0.33	$0.35	$1.12	$2.43

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$27,420	$33,399
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	40	575
Amortization of bond discount	1,565	559
Depreciation and amortization	512	122
Allowance on doubtful accounts	250	—
Net realized (gains) losses	(62)	171
Deferred income taxes	3,904	(2,339)
Changes in operating assets and liabilities:
Accrued investment income	(876)	(440)
Premiums receivable, net	(37,877)	(8,412)
Restricted cash	(4,339)	—
Prepaid reinsurance premiums	(36,183)	(50,958)
Reinsurance premiums receivable	5,337	—
Income taxes receivable	4,241	—
Deferred policy acquisition costs, net	(15,861)	(6,799)
Other assets	(2,635)	(681)
Unpaid losses and loss adjustment expenses	22,621	10,973
Unearned premiums	50,084	44,704
Reinsurance payable	24,739	44,683
Income taxes payable	(2,507)	9
Accrued compensation	4,168	5,256
Advance premiums	6,181	4,299
Other liabilities	2,589	7,674

Net cash provided by operating activities	53,311	82,795
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	29,426	5,123
Purchases of investments available for sale	(141,176)	(68,020)
Cost of property and equipment acquired	(6,251)	(10,235)

Net cash used in investing activities	(118,001)	(73,132)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	88	—
Proceeds from issuance of equity from initial public offering, net of discount fee and expense	78,670	—
Proceeds from issuance of equity from conversion of warrants, net	22,515	33,300
Repayment on note payable to bank	—	(1,000)

Net cash provided by financing activities	101,273	32,300
Increase in cash and cash equivalents	36,583	41,963
Cash and cash equivalents at beginning of period	65,059	63,872

Cash and cash equivalents at end of period	$101,642	$105,835

Supplemental Cash Flows Information:
Interest paid	$—	$16

Income taxes paid	$9,981	$19,855

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2014 and 2013

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$(790)	$79,984
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Member tax distribution	—	—	(1,057)	—	—	(1,057)
Issuance of equity	17,850	—	88	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	2,896	2,896
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for over allotment, net of discount fee and direct cost of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Stock based compensation	—	—	40	—	—	40
Net income	—	—	—	27,420	—	27,420

Balance at September 30, 2014	29,794,960	$3	$184,024	$45,344	$2,106	$231,477

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	8,310,450	$1	$33,584	$(5,466)	$—	$28,119
Equity reclassified to temporary	(1,058,250)	—	(4,150)	—	—	(4,150)
Issuance of 6,675,900 warrants and 272,850 redeemable shares	6,403,050	—	31,655	—	—	31,655
Exercise of stock options	285,600	—	150	—	—	1,423
Net unrealized change in investments, net of tax	—	—	—	—	(991)	(991)
Change in fair value of redeemable shares	—	—	—	(1,997)	—	(3,270)
Net income	—	—	—	33,399	—	33,399

Balance at September 30, 2013	13,940,850	$1	$61,239	$25,936	$(991)	$86,185

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

The Company’s primary products are personal and commercial residential insurance, which the Company currently offers only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). The Company conducts its operations under one business segment.

On May 22, 2014, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,900,000 shares of common stock to the public at a price of $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option (the “IPO”). Concurrent with the IPO, the Company completed a private placement (the “Private Placement”) with Ananke Ltd., an affiliate of Nephila Capital Ltd., to purchase $10 million of the Company’s common stock at a price per share equal to the IPO price. The Company’s total net proceeds from the IPO and the Private Placement were $78.6 million, after deducting underwriting discounts and other expenses.

On June 13, 2014, Heritage Property & Casualty Insurance Company, the Company’s insurance subsidiary (“Heritage P&C”), entered into an Insurance Policy Acquisition and Transition Agreement (the “Agreement”) with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”). Pursuant to the Agreement, Heritage P&C has the right to offer a new policy of insurance, effective June 27, 2014 to all (subject to limited exceptions) Florida SSIC policyholders having in-force policies (“Transition Policies”), without the need for SSIC policyholders to file a new application with Heritage P&C or pay premium that has already been paid to SSIC (“Transition Coverage”). As of June 27, 2014, SSIC had approximately 33,000 policies in force, representing approximately $58.9 million of in force premium and unearned premium of approximately $29.3 million. The Transition Coverage will terminate at the end of the original SSIC policy period. Upon termination of each Transition Policy, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates on either SSIC’s or Heritage P&C’s forms, respectively. As consideration, Heritage P&C paid $10 million to the DFS, which will be amortized as acquisition costs in relation to the earning of the approximate $29.3 million of unearned premium. Heritage P&C was assigned the entirety of the unearned premium. At September 30, 2014, approximately 31,700 policies were in force representing approximately $57 million of annualized premium. The SSIC policies represented approximately 19% of the Company’s total policies in force at September 30, 2014.

Consolidation and Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and footnotes for the year ended December 31, 2013 as filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on May 27, 2014. Results for the nine month period ended September 30, 2014 are not necessarily an indication of the results that may be expected for the full fiscal year ending December 31, 2014.

The Company prepares its financial statements in conformity with GAAP. GAAP differs from statutory accounting principles prescribed or permitted for insurance entities by regulatory authorities. While preparing its financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as reported amounts of revenues and expenses during the reporting period. Accordingly, actual results will differ from those estimates. Reported amounts that require the Company to make extensive use of estimates include its reserves for unpaid losses and loss adjustment expenses, deferred policy acquisition costs and investments. Except for the captions on its Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, the Company generally uses the term loss expense(s) to collectively refer to both losses and loss adjustment expenses.

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

Restricted Cash

The carrying amounts reported in the condensed consolidated balance sheets for interest bearing deposits approximate their fair value because of the short maturity of these investments. As of September 30, 2014, restricted cash was $4.3 million. Heritage P&C holds approximately $4.3 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit two installments of reinsurance premiums into a trust account.

Offering costs

Offering costs incurred in connection with the IPO and Private Placement, which included underwriters’ fees, legal and accounting fees, printing and other fees were deducted from the gross proceeds of the IPO and Private Placement. The proceeds from the issuance of shares net of offering costs is included in additional paid in capital in the consolidated statements of stockholders’ equity. The Company incurred in aggregate $7.2 million in offering costs related to the IPO and Private Placement.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which supersedes current revenue recognition guidance, including most industry-specific guidance. ASU 2014-09 requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue that is recognized. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in the company’s financial statements. The Company has evaluated subsequent events up to the date of issuance of this report (see Note 18).

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2014 and December 31, 2013:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
U.S. government and agency securities	$2,848	$4	$15	$2,837
States, municipalities and political subdivisions	27,259	356	21	27,594
Special revenue	99,854	1,010	139	100,725
Industrial and miscellaneous	81,434	360	292	81,502
Redeemable preferred stocks	3,171	47	48	3,170

Total fixed maturities	214,566	1,777	515	215,828
Nonredeemable preferred stocks	8,814	138	72	8,880
Equity securities	17,865	2,272	170	19,967

Total equity securities	26,679	2,410	242	28,847
DCR Mortgage investment	464	—	—	464
Mortgage loan participation	6,001	—	—	6,001

Total investments	$247,710	$4,187	$757	$251,140

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
U.S. government and agency securities	$1,486	$—	$44	$1,442
States, municipalities and political subdivisions	14,255	42	136	14,161
Special revenue	41,114	89	608	40,595
Industrial and miscellaneous	46,726	69	480	46,315
Redeemable preferred stocks	2,374	4	223	2,155

Total fixed maturities	105,955	204	1,491	104,668
Nonredeemable preferred stocks	5,283	6	331	4,958
Equity securities	20,163	370	45	20,488

Total equity securities	25,446	376	376	25,446
Mortgage loan participation	6,063	—	—	6,063

Total investments	$137,464	$580	$1,867	$136,177

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/ amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category for the nine and three months ended September 30, 2014 and 2013, respectively:

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Nine Months Ended September 30,
Fixed maturities	$179	$6,153	$3	$977
Equity securities	—	—	8	266

Total realized gains	179	6,153	11	1,243

Fixed maturities	(91)	2,789	(21)	1,110
Equity securities	(26)	17,991	(161)	2,940

Total realized losses	(117)	20,780	(182)	4,050

Net realized gain (losses)	$62	$26,933	$(171)	$5,293

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended September 30,
Fixed maturities	$87	$3,083	$4	$961
Equity securities	—	—	—	—

Total realized gains	87	3,083	4	961

Fixed maturities	(2)	90	(3)	196
Equity securities	(5)	174	(124)	1,326

Total realized losses	(7)	264	(127)	1,522

Net realized gain (losses)	$80	$3,347	$(123)	$2,483

The table below summarizes the Company’s fixed maturities at September 30, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
September 30, 2014
Due in one year or less	$6,752	3.14%	$6,763	3.13%
Due after one year through five years	136,094	63.43%	136,558	63.27%
Due after five years through ten years	36,390	16.96%	36,685	17.00%
Due after ten years	35,330	16.47%	35,822	16.60%

Total	$214,566	100.00%	$215,828	100.00%

The following table summarizes the Company’s net investment income by major investment category for the three and nine month periods ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2014	2013	2014	2013
	(In thousands)
Fixed maturities	$838	$168	$1,989	$534
Equity securities	328	168	768	337
Cash, cash equivalents and short-term investments	50	36	95	57
Other investments	71	5	234	9

Net investment income	1,287	377	3,086	937
Investment expenses	161	75	623	298

Net investment income, less investment expenses	$1,126	$302	$2,463	$639

During the Company’s quarterly evaluations of its securities for impairment, the Company determined that none of its investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the debt securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell nor is it likely that it would be required to sell the debt securities before the Company recovers its amortized cost basis. All the issuers of the equity securities it owns had near-term prospects that indicated the Company could recover its cost basis, and the Company also has the ability and the intent to hold these securities until the value equals or exceeds its cost.

The following table presents an aging of our unrealized investment losses by investment class as of September 30, 2014 and December 31, 2013:

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
U.S. government and agency securities	8	$10	$1,803	2	$5	$203
States, municipalities and political subdivisions	8	13	2,972	3	8	648
Industrial and miscellaneous	82	199	34,116	18	93	5,408
Special revenue	54	89	23,578	11	50	3,147
Redeemable preferred stocks	19	14	2,646	10	34	445

Total fixed maturities	171	$325	$65,115	44	$190	$9,851

Nonredeemable preferred stocks	1	30	916	1	42	709
Equity securities	1	170	4,877	—	—	—

Total equity securities	2	$200	$5,793	1	$42	$709

Total	173	$525	$70,908	45	$232	$10,560

December 31, 2013
U.S. government and agency securities	6	$44	$1,335	—	$—	$—
States, municipalities and political subdivisions	17	116	8,294	2	20	341
Industrial and miscellaneous	89	413	30,962	6	66	888
Special revenue	59	582	27,256	3	27	502
Redeemable preferred stocks	27	223	1,844	—	—	—

Total fixed maturities	198	$1,378	$69,691	11	$113	$1,731

Nonredeemable preferred stocks	58	331	4,349	—	—	—
Equity securities	4	45	689	—	—	—

Total equity securities	62	$376	$5,038	—	$—	$—

Total	260	$1,754	$74,729	11	$113	$1,731

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of the Company’s financial instruments, the Company prioritizes those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1— Assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company is able to access;

•	Level 2— Asset and liabilities with values based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; or valuation models with inputs that are observable, directly or indirectly for substantially the term of the asset or liability.

•	Level 3—Assets and liabilities with values that are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

For our investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, we obtain the fair values from our custodian, which uses a third-party valuation service and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for our investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table shows the fair value of the Company’s financial instruments and where in the fair value hierarchy the fair value measurements are included as of the dates indicated below:

September 30, 2014	Total	Level 1	Level 2	Level 3
	(in thousands)

Fixed maturity investments
U.S. Government and Government agencies	$2,837	$—	$2,837	$—
States, municipalities and political subdivisions	27,594	—	27,594	—
Special Revenue	100,725	—	100,725	—
Industrial and miscellaneous	81,502	—	81,502	—
Redeemable preferred stocks	3,170	3,170	—	—

Total fixed maturity investments	$215,828	$3,170	$212,658	$—

Equity securities	$19,967	$19,967	$—	$—
Non-redeemable preferred stocks	8,880	8,880	—	—

Total equity securities	$28,847	$28,847	$—	$—

Total	$244,675	$32,017	$212,658	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity investments
U.S. Government and Government agencies	$1,442	$—	$1,442	$—
States, municipalities and political subdivisions	14,161	—	14,161	—
Special Revenue	40,595	—	40,595	—
Industrial and miscellaneous	46,315	—	46,315	—
Redeemable preferred stocks	2,155	2,155	—	—

Total fixed maturity investments	$104,668	$2,155	$102,513	$—

Equity securities	$20,488	$20,488	$—	$—
Non-redeemable preferred stocks	4,958	4,958	—	—

Total equity securities	$25,446	$25,446	$—	$—

Total	$130,114	$27,601	$102,513	$—

The carrying amounts for the financial instruments in the table above approximate their fair values at September 30, 2014 and December 31, 2013 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Land	$2,582	$2,582
Building	9,599	7,090
Computer hardware and software	1,697	364
Office furniture and equipment	415	176
Tenant and leasehold improvements	2,707	873
Vehicle fleet	337	—

Total, at cost	17,337	11,085
Less: accumulated depreciation and amortization	663	150

Property and equipment, net	$16,674	$10,935

Depreciation and amortization expense for property and equipment was $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2014, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

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

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income attributable to common stockholders (000’s)	$9,965	$5,327	$27,420	$33,399
Weighted average shares outstanding	29,794,960	15,254,100	22,807,705	13,740,250

Basic earnings per share:	$0.33	$0.35	$1.20	$2.43

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted earnings per share:
Net income attributable to common stockholders (000’s)	$9,965	$5,327	$27,420	$33,399
Weighted average shares outstanding	29,794,960	15,254,100	22,807,705	13,740,250
Weighted average dilutive shares	19,671	—	1,574,164	—

Total weighted average dilutive shares	29,814,631	15,254,100	24,381,869	13,740,250

Diluted earnings per share:	$0.33	$0.35	$1.12	$2.43

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Beginning Balance	$25,392	$4,154	$9,765	$32
Policy acquisition costs deferred	12,703	4,417	39,187	9,519
Amortization	(12,469)	(1,740)	(23,326)	(2,720)

Ending Balance	$25,626	$6,831	$25,626	$6,831

The DPAC at September 30, 2014 includes the unamortized portion of $10 million of deferred costs paid during June 2014 in connection with the Company’s assumption of policies from SSIC. Likewise, $4.5 million amortization has been recorded related to the SSIC policy acquisition costs in the three and nine-month periods ended September 30, 2014. Therefore, the DPAC is $5.5 million related to SSIC at September 30, 2014.

NOTE 8. INCOME TAXES

During the nine months ended September 30, 2014, the Company recorded $15.6 million of income tax expense which resulted in an estimated annual effective tax rate of 36.3%. The effective tax rate was primarily impacted due to income earned while the Company was a limited liability company in the amount of $2.7 million, which was not subject to entity level taxation.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The table below summarizes the significant components of our net deferred tax assets/liabilities:

	September 30, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Unearned premiums	$8,686	$6,843
Tax-related discount on loss reserve	837	385
Unrealized loss	—	497
Other	403	484

Total deferred tax assets	$9,926	$8,209

Deferred tax liabilities:
Deferred acquisition costs	9,885	3,767
Unrealized gain	1,324	—
Other	6	6

Total deferred tax liabilities	11,215	3,773
Less: valuation allowance	—	—

Net deferred tax asset (liability)	$(1,289)	$4,436

In assessing the net realizable value of deferred tax assets, the Company considered whether it is more likely than not that it will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

No taxing authorities are currently examining either of the Company’s 2013 or 2012 federal or state income tax returns.

As of September 30, 2014 and December 31, 2013 we had no significant uncertain tax positions.

NOTE 9. REINSURANCE

The Company’s reinsurance program is designed, utilizing the Company’s risk management methodology, to address its exposure to catastrophes. The Company’s program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. These reinsurance agreements are part of the Company’s catastrophe management strategy, which is intended to provide its stockholders an acceptable return on the risks assumed in its property business, and to reduce variability of earnings, while providing protection to the Company’s policyholders.

Effective December 4, 2012, concurrent with the effective date of the Company’s initial assumption transaction with Citizens Property Insurance Corporation (“Citizens”), the Company secured catastrophe excess of loss reinsurance providing $9.5 million of protection in excess of its $2 million primary retention through May 31, 2013. Loss payments under this contract reduce the limits of coverage afforded by the amounts paid, but the limit of coverage would be reinstated from the time of the occurrence of the loss. The Company would pay an additional premium calculated at pro rata of 100% of the reinsurer’s premium for the term of this contract, being pro rata only as to the fraction of the reinsurer’s limit of liability and reinstated simultaneously with the reinsurer’s loss payment. Under no circumstances would the reinsurer’s liability exceed $9.5 million for any one loss occurrence, and $19 million for all loss occurrences during the contract term.

During the second quarter of 2013, the Company placed its reinsurance program for the period from June 1, 2013 through May 31, 2014. The Company’s reinsurance program, which was segmented into layers of coverage, protected it for excess property catastrophe losses and loss adjustment expenses. The Company’s previous year’s reinsurance program incorporated the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund (“FHCF”). The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2013 to May 31, 2014 reinsurance program.

•	The Company’s Retention. For the first catastrophic event, the Company has a primary retention of the first $9 million of losses and loss adjustment expenses, of which the Company’s reinsurance subsidiary, Osprey Re Ltd (“Osprey”), is responsible for $3 million. For a second and third catastrophic event, Heritage P&C’s primary retention decreased to $3 million per event. To the extent that there was reinsurance coverage remaining, Heritage P&C has no primary retention for events beyond the third catastrophic event. Osprey had no primary retention beyond the first catastrophic event.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

•	Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $94 million of reinsurance from third party reinsurers and Osprey. Through Osprey, the Company retained an aggregate participation in this coverage of $3.5 million, comprised of a 3% participation of $31 million of losses and loss adjustment expenses in excess of $9 million, or $0.9 million, and a 4% participation of $63 million of losses and loss adjustment expenses in excess of $40 million, or $2.5 million. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $94.0 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•	FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 90% of $270 million, or $243 million, in excess of the Company’s retention and private reinsurance of $103 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside and above the FHCF layer from third party reinsurers. The layer alongside was in the amount of $27 million and the layer immediately above was in the amount of $28.5 million. To the extent the FHCF coverage was adjusted, this private reinsurance would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this private reinsurance one time. To the extent that all or a portion of either of these private layers was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•	Aggregate Coverage. In addition to the layers described above, the Company also purchased $170 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $401.5 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

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

During the second quarter of 2014, the Company placed its reinsurance program for the period from June 1, 2014 through May 31, 2015. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s current reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF. We also purchase private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2014 to May 31, 2015 reinsurance program.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

•	The Company’s Retention. For the first catastrophic event, the Company may have a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey is responsible for $6 million. For a second event, Heritage P&C’s primary retention decreases to $2 million and Osprey is responsible for $4 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $2 million primary retention for events beyond the third catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, we are able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside the FHCF.

•	FHCF Layer. Our FHCF coverage includes an estimated maximum provisional limit of 90% of $484 million, or $435 million, in excess of our retention and private reinsurance of $166 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $49 million. To the extent the FHCF coverage is adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provides $25 million of coverage alongside the second contract.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $885 million for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd. provides $20 million of protection in the layer above $940 million.

For a first catastrophic event, the Company’s reinsurance program provides coverage for $990 million of losses and loss adjustment expenses, including its retention, and the Company is responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company has also purchased reinstatement premium protection insurance to provide an additional $185 million of coverage. The Company aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from SSIC. At September 30, 2014, approximately 31,700 SSIC policies were in force representing approximately $57 million of annualized premium. The SSIC policies account for approximately 19% of the Company’s total policies in force as of September 30, 2014.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s Unaudited Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Premium written:
Direct	$81,458	$36,256	$204,630	$76,022
Assumed	5,313	920	50,313	58,552
Ceded	(4,517)	(2,269)	(98,983)	(77,433)

Net premium written	$82,254	$34,907	$155,960	$57,141

Change in unearned premiums:
Direct	$(23,976)	(21,903)	$(67,958)	$(54,430)
Assumed	17,079	26,233	17,874	9,726
Ceded	(19,830)	(17,432)	36,182	50,958

Net decrease (increase)	$(26,727)	$(13,102)	$(13,902)	$6,254

Premiums earned:
Direct	$57,482	$14,353	$136,672	$21,592
Assumed	22,392	27,153	68,187	68,278
Ceded	(24,347)	(19,701)	(62,801)	(26,475)

Net premiums earned	$55,527	$21,805	$142,058	$63,395

Losses and LAE incurred:
Direct	$19,301	$3,952	$44,015	$5,757
Assumed	3,013	6,044	18,130	17,389
Ceded	—	—	—	—

Net losses and LAE incurred	$22,314	$9,996	$62,145	$23,146

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	September 30, 2014	December 31, 2013
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$29,207	$10,037
Assumed	12,758	9,307

Gross unpaid losses and LAE	41,965	19,344
Ceded	—	—

Net unpaid losses and LAE	$41,965	$19,344

Unearned premiums:
Direct	$142,958	$75,000
Assumed	23,368	41,243

Gross unearned premiums	166,326	116,243
Ceded	(67,435)	(31,252)

Net unearned premiums	$98,891	$84,991

There were no amounts recoverable under the Company’s reinsurance agreements for the three month and nine months September 30, 2014 and September 30, 2013. Prepaid reinsurance premiums related to 16 reinsurers at September 30, 2014 and December 31, 2013.

There was no amounts receivable with respect to reinsurers at September 30, 2014 and December 31, 2013. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of September 30, 2014 and December 31, 2013. The percentages of assumed premiums earned to net premiums earned for the nine-month periods ended September 30, 2014 and 2013 were 48% and 108%, respectively.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Balance, beginning of period	$34,533	$9,496	$19,344	$1,393
Less: reinsurance recoverable on unpaid losses	783	—	783	—

Net balance, beginning of period	33,750	9,496	18,561	1,393

Incurred related to:
Current year	22,699	10,135	62,281	23,650
Prior years	(385)	(139)	(136)	(504)

Total incurred	22,314	9,996	62,145	23,146

Paid related to:
Current year	12,645	7,753	28,971	12,290
Prior years	1,454	53	9,770	563

Total paid	14,099	7,806	38,741	12,853

Net balance, end of period	41,965	11,686	41,965	11,686
Plus: reinsurance recoverable on unpaid losses	—	—	—	—

Balance, end of period	$41,965	$11,686	$41,965	$11,686

The significant increase in the Company’s reserves for unpaid losses in 2014 from 2013 is primarily due to the increase in policy count.

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

The Company’s losses incurred related to the prior year reflect a redundancy of $385,000 and $136,000 for the three and nine months ended September 30, 2014, respectively, and a redundancy of $139,000 and $504,000 for the three and nine months ended September 30, 2013, respectively. The nominal redundancy the Company experienced in 2014 and 2013 resulted from changes in the Company’s estimate of ultimate losses on claims incurred in prior years not attributable to any specific trend or claims handling dynamic.

NOTE 11. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, they restrict insurers’ ability to pay dividends, the Company specify allowable investment types and investment mixes, and the Company’s subject insurers to assessments.

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the nine-month periods ended September 30, 2014 and 2013, the Company’s insurance subsidiary recorded statutory net income of 3.4 million and $22.3 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $124.7 million and $63.1 million at September 30, 2014 and December 31, 2013, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In 2014, the Florida legislature passed Senate Bill 1308, which was signed into law by the Governor. Among other things, this bill incorporates the National Association of Insurance Commissioners’ recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the new law permits the Office of Insurance Regulation to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures with regard to enterprise risk, which are satisfied by the provision of related information filed with the SEC. This legislation was designed to bolster regulation for insurer solvency and governance will become effective January 1, 2015.

NOTE 12. COMMITMENT AND CONTINGENCIES

The Company is involved in claims-related legal actions arising in the ordinary course of business. The Company accrues amounts resulting from claims-related legal actions in unpaid losses and loss adjustment expenses during the period that it determines an unfavorable outcome becomes probable and it can estimate the amounts. Management makes revisions to its estimates based on its analysis of subsequent information that the Company receives regarding various factors, including: (i) per claim information; (ii) company and industry historical loss experience; (iii) judicial decisions and legal developments in the awarding of damages; and (iv) trends in general economic conditions, including the effects of inflation. When determinable, the Company discloses the range of possible losses in excess of those accrued and for reasonably possible losses.

NOTE 13. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders. As set forth below, the Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2014 and December 31, 2013.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the nine-month periods ended September 30, 2014 and 2013 the Company incurred rent expense of approximately $101,000 and $325,000 respectively. The Company relocated to one of the buildings located on its Clearwater property in March 2014.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. As of September 30, 2014, the Company has made payments of $93,000 under this agreement. Fees for additional services, such as the oversight of construction activity, are provided for on an as needed basis.

•	The Company entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. As of September 30, 2014, the Company has made payments of approximately $2.5 million during 2014 for engineering and architectural services. The project was completed during September 2014.

NOTE 14. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the nine-month periods ended September 30, 2014 and 2013, the Company’s contributions to the plan on behalf of the participating employees were $208,000, and $106,000, respectively.

NOTE 15. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2014, the Company had 29,794,960 shares of common stock, 30,600 warrants and 359,000 unvested stock options outstanding reflecting total paid in capital of $184 million as of such date.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Equity Issuances

As more fully disclosed in our previously referred to financial statements for the year ended December 31, 2013, there were, as of December 31, 2013, 14,007,150 shares of common stock outstanding and 2,338,350 redeemable shares outstanding, representing $62.9 million of additional paid-in capital and $20.9 million of redeemable shares, respectively. The following discloses the changes in our stockholders’ equity during 2014.

First Quarter 2014

In the first quarter 2014, the Company raised an additional $0.1 million of capital through the issuance of 17,850 investment units, comprised of 17,850 shares of common stock and 17,850 warrants to purchase shares of common stock at an exercise price of $5.88 per share.

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

All remaining 30,600 warrants can be exercised at an exercise price equal to $5.88 per share on or before March 31, 2018. At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the condensed consolidated balance sheets. The Company’s equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. The aggregate intrinsic value of warrants was approximately $0.3 million at September 30, 2014.

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

Ananke, an affiliate of Nephila Capital Ltd, purchased $10 million of the Company’s common stock (909,090 shares) in the Private Placement at a price per share equal to the public offering price. Poseidon Re Ltd., another affiliate of Nephila Capital Ltd, is currently a participating reinsurer in the Company’s reinsurance program. The sale of such shares was not registered under the Securities Act and was conducted in accordance with Section 4(a)(2) of the Securities Act.

In addition, in connection with the Private Placement, a reinsurer affiliated with or designated by Nephila Capital Ltd was provided with a right of first refusal to participate in the Company’s future reinsurance programs, subject to certain exceptions. The right of first refusal terminates on May 31, 2019, subject to certain conditions.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At September 30, 2014 and 2013, there were 2,622,737 and 0 shares available for grant under the Plan, respectively.

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

Stock Options

On September 24, 2014, the Company granted 359,000 options to certain employees and directors. No stock options were granted in 2013. These options were awarded with the strike price set at the fair market value at the grant date, and vest on March 15, 2015 with an expiration date of September 24, 2017. A summary of information related to stock options outstanding at September 30, 2014 is as follows:

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Aggregate fair value
$ 14.02	359,000	1.74	$ 14.02	$ 971,122

The fair value of each option grant, which was $2.71 per option granted in 2014, is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2014

Grant Date	September 24, 2014
Expected option life (years)	1.74
Expected stock price volatility	36.5%
Risk free interest rate	0.42%
Expected dividend yield	0%

The Company had approximately $932,000 of unrecognized stock compensation expense on September 30, 2014 related to non-vested compensation, which the Company expects to recognize ratably over the next six months. The Company recognized $39,522 of compensation expense for the nine months ended September 30, 2014. The intrinsic value of the Company’s outstanding stock options totaled approximately $373,000 at September 30, 2014.

Stock-based compensation costs for restricted stock grants is measured based on the closing fair market value of our common stock on the date of grant. The Company recognizes stock-based compensation costs over the award’s requisite service period on a straight-line basis for time-based restricted stock grants. We granted no restricted stock awards during the nine-month periods ended September 30, 2014 and 2013, respectively.

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

NOTE 18. SUBSEQUENT EVENTS

On October 20, 2014, (the “Effective Date”) the Company assumed over 2,000 commercial residential policies from Citizens pursuant to an Assumption Agreement with Citizens and a Consent Order from the Office of Insurance Regulation of the State of Florida. The assumed policies represent over $80 million in gross written premium. Each policyholder has the right to opt-out of the assumption transaction during the 30-day period following the Effective Date. If a policyholder opts-out during such period, the Company will return the applicable unearned premiums to Citizens.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included under this Item 2 and elsewhere in this quarterly report on Form 10-Q and in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (“SEC”) on May 27, 2014. Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Business Overview

We are a property and casualty insurance holding company headquartered in Clearwater, Florida and, through our subsidiary, Heritage Property & Casualty Insurance Company (“Heritage P&C”), we provide personal residential insurance for single-family homeowners and condominium owners, rental property insurance and commercial residential insurance in the state of Florida. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 26 years of insurance industry experience. We began operations in August 2012, and in December 2012 we began selectively assuming policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer, through participation in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. We also write policies outside the Citizens depopulation program, which we refer to as voluntary policies. Heritage P&C is currently rated “A” (“Exceptional”) by Demotech, a rating agency specializing in evaluating the financial stability of insurers.

As of September 30, 2014, we had approximately 171,700 policies in force, approximately 68% of which were assumed from Citizens. For the nine months ended September 30, 2014 and 2013, we had gross premiums written of $254.9 million and $134.6 million, respectively, and net income of $27.4 million and $33.4 million, respectively. At September 30, 2014, we had total assets of $522.8 million and total stockholders’ equity of $231.5 million.

We market and write voluntary personal residential policies through a network of approximately 1,300 independent agents. We established relationships with approximately 150 of our agents as a result of the SSIC transaction described below. We intend to pursue additional voluntary business from agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to use insurer-affiliated agents to offer our personal residential policies in Florida. We had 22,500 voluntary policies (13% of our total policies in force) as of September 30, 2014, and the nine months ended September 30, 2014, we wrote an average of 1,675 new voluntary policies per month. The voluntary market is a significant component of our growth strategy.

Recent Developments

Initial Public Offering and Concurrent Private Placement

On May 29, 2014, we completed our initial public offering (“IPO”) in which we sold an aggregate of 6,900,000 shares of our common stock at $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $69 million from the IPO, after deducting the underwriters discounted offering expenses.

In connection with the IPO, Ananke Ltd, an affiliate of Nephila Capital Ltd, agreed to purchase $10 million of our common stock in a concurrent private placement (the “Private Placement”) at a price per share equal to the IPO price. Poseidon Re Ltd., another affiliate of Nephila Capital Ltd, is currently a participating reinsurer in our reinsurance program. We received net proceeds of $9.6 million in connection with the Private Placement after deducting discounts and expenses.

In addition, in connection with the Private Placement, we granted a reinsurer affiliated with or designated by Nephila Capital Ltd a right of first refusal to participate in our future reinsurance programs, subject to certain exceptions. The right of first refusal terminates on May 31, 2019, subject to certain conditions.

In connection with the IPO, warrants to purchase an aggregate of 7,685,700 were exercised by existing stockholders (the “Warrant Exercise”). We issued 3,827,550 shares in exchange for $22.5 million pursuant to cash exercises and 1,794,969 shares in connection with cashless exercises.

Sunshine State Insurance Company Policy Acquisition

On June 13, 2014, Heritage P&C entered into an Insurance Policy Acquisition and Transition Agreement (the “Agreement”) with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”). Pursuant to the Agreement, Heritage P&C has the right to offer a new policy of insurance, effective June 27, 2014 to all (subject to limited exceptions) Florida SSIC policyholders having in-force policies (“Transition Policies”), without the need for SSIC policyholders to file a new application with HPCI or pay premium that has already been paid to SSIC (“Transition Coverage”). The Transition Coverage will terminate at the end of the original SSIC policy period. Upon termination of each Transition Policy, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates on either SSIC’s or Heritage P&C’s forms, respectively. On June 27, 2014, Heritage P&C was assigned the entirety of the unearned premium. As consideration, Heritage P&C paid $10 million to the DFS, which will be amortized as acquisition costs in relation to the earning of the approximate $29.3 million of unearned premium. The $100 per policy FIGA statutory deductible and unearned commissions that will be paid to FIGA by the DFS as part of the transaction will be deducted from the $10 million payment. As of September 30, 2014, approximately 31,600 SSIC policies were still active, as either a transition policy or a policy that had renewed with Heritage P&C, representing approximately $57.0 million of in force premiums. The SSIC policies represented approximately 19% of our total policies in force at September 30, 2014.

Commercial Residential Insurance

During the second quarter 2014, the Company entered into the commercial residential insurance business as part of the SSIC transaction described above. The SSIC transaction included 113 commercial residential policies representing approximately $3.6 million of annual premium.

On October 14, 2014, the Company assumed approximately 2,000 commercial residential policies representing approximately $80 million of annualized premiums from Citizens pursuant to an Assumption Agreement with Citizens and a Consent Order from the Office of Insurance Regulation of the State of Florida. Each policyholder has the right to opt-out of the assumption transaction during the 30-day period following the Effective Date of October 14. If a policyholder opts-out during such period, the Company will return the applicable unearned premiums to Citizens.

Additionally, on October 1, 2014, the Company began writing commercial residential policies on a voluntary basis. As of October 31, 2014 approximately $1.6 million of premium had been bound by the Company. The commercial voluntary market will be a significant component of our growth strategy.

Catastrophe Bond Program

On April 17, 2014, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re Ltd., a newly-formed Bermuda special purpose insurer. The agreement provides for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued $200 million of principal-at-risk variable notes due April 17, 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreement. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreement.

On April 24, 2014, Heritage P&C entered into a second catastrophe reinsurance agreement with Citrus Re Ltd. providing for $50 million of coverage on substantially similar terms as the agreement described above. Citrus Re Ltd. issued an additional $50 million of principal-at-risk variable notes due April 24, 2017 to fund its obligations under the reinsurance agreement.

While the Company determined that Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in this entity. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

Highlights For The Nine Month Period Ended September 30, 2014

•	Approximately 171,700 policies in-force at September 30, 2014, of which approximately 68% were assumed from Citizens, 19% were assumed from SSIC and 13% were from voluntary sales

•	Gross premiums written of $255 million and total revenue of $148 million

•	Net premiums earned of $142 million

•	Net income of $27.4 million

•	Combined ratio of 82.1% on a gross basis; combined ratio of 74.2% on a net basis

•	Cash, cash equivalent and investments $352.8, with total assets of $522.8 million

Key Components of Our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a fiscal period, the sum of assumed premiums written (premiums from policies that we assumed from Citizens, net of opt-outs, as well as policies acquired from SSIC) plus direct premiums written (premiums from subsequent renewals of Citizens’ policies and voluntary policies written during the period, net of any midterm cancellations), in each case prior to ceding premiums to reinsurers.

Gross premiums earned. Gross premiums earned represent the total premiums earned during a fiscal period from policies assumed from Citizens, net of opt-outs, as well as policies acquired from SSIC)’ subsequent renewals of such policies and voluntary policies. Premiums associated with assumed policies are earned ratably over the remaining term of the policy and premiums associated with voluntary and renewed policies are earned ratably over the twelve-month term of the policy.

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

Policy acquisition costs. Policy acquisition costs consist of the following items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. Until renewed, policies assumed from Citizens have no associated policy acquisition costs. Policy acquisition costs also include the costs to acquire the SSIC policies. We recognize these costs ratably over the term of the unearned premium acquired in the transaction.

General and administrative expenses. General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.

Provision for income taxes. Provision for income taxes generally consists of income taxes payable by our subsidiaries that are taxed as corporations. On May 22, 2014, we converted from a limited liability company to a corporation. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 38.575% under current tax law.

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

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Gross premiums earned	$79,874	$41,506	$204,859	$89,870
Premiums ceded	(24,347)	(19,701)	(62,801)	(26,475)

Net premiums earned	55,527	21,805	142,058	63,395
Net investment income	1,126	302	2,463	639
Retroactive reinsurance	—	—	—	26,072
Net realized investment (losses) gains	80	(123)	62	(171)
Other income	1,280	796	3,847	1,788

Total revenue	$58,013	$22,780	$148,430	$91,723
Expenses
Losses and loss adjustment expenses	22,314	9,996	62,145	23,146
Policy acquisition costs and other underwriting expenses	12,469	1,740	23,326	2,720
Interest expense	—	4	—	16
General and administrative expenses	7,121	3,373	19,919	12,940

Total expenses	41,904	15,113	105,390	38,822
Income before income taxes	16,109	7,667	43,040	52,901
Provision for income taxes	6,144	2,340	15,620	19,502

Net income	$9,965	$5,327	$27,420	$33,399

Ratios to Gross Premiums Earned:
Ceded premium ratio	30.5%	47.5%	30.7%	29.5%
Loss Ratio	27.9%	24.1%	30.3%	25.8%
Expense Ratio	24.5%	12.3%	21.1%	17.4%

Combined Ratio	82.9%	83.9%	82.1%	72.6%
Ratios to Net Premiums Earned:
Loss Ratio	40.2%	45.8%	43.7%	36.5%
Expense Ratio	35.3%	23.4%	30.4%	24.7%

Combined Ratio	75.5%	69.3%	74.2%	61.2%
Per Share Data:
Basic earnings per common share	$0.33	$0.35	$1.20	$2.43
Diluted earnings per common share	$0.33	$0.35	$1.12	$2.43

Comparison of the Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Revenue

Gross premiums written

Gross premiums written increased from $37.2 million for the three months ended September 30, 2013 to $86.8 million for the three months ended September 30, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC, the growing number of new voluntary policies written and the assumption of approximately 4,000 personal residential policies from Citizens in August 2014. Of our gross premiums written for the three months ended September 30, 2014, $81.5 million represents direct premiums written and $5.3 million represents assumed premiums written. Of the $81.5 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $56.6 million and renewals of policies previously assumed from SSIC accounted for $14.1 million, while voluntary business accounted for $10.8 million. The assumed premiums written of $5.3 million were comprised of $5.6 million from Citizens policies assumed during the third quarter offset by a decrease of $0.3 million related to assumed SSIC policies that were cancelled during the third quarter.

Gross premiums earned

Gross premiums earned increased from $41.5 million for the three months ended September 30, 2013 to $79.9 million for the three months ended September 30, 2014. Our policies in force as of September 30, 2014 and September 30, 2013 were approximately 171,700, and 85,100, respectively, and this increase had a favorable impact on our gross premiums earned. Approximately $14.3 million of gross premiums earned during the quarter was attributable to the SSIC policies acquired on June 27, 2014.

Ceded premiums

Ceded premiums increased from $19.7 million for the three months ended September 30, 2013 to $24.3 million for the three months ended September 30, 2014. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above, partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $200 million of CAT bonds issued by a third party as well as improved geographic spread of risk.

Net premiums earned

Net premiums earned increased from $21.8 million for the three months ended September 30, 2013 to $55.5 million for the three months ended September 30, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the three months ended September 30, 2014 as compared to the same period in 2013, partially offset by increased ceded earned premium.

Retroactive reinsurance income

We had no retroactive reinsurance income for the three months ended September 30, 2013 or 2014, respectively.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $0.2 million for the three months ended September 30, 2013 to $1.2 million for the three months ended September 30, 2014. The increase in net investment income is due to the significant increase in invested assets from $74.9 million to $251.2 million at September 30, 2013 and September 30, 2014, respectively. The increase resulted primarily from policy growth.

Other revenue

Other revenue increased from $0.8 million for the three months ended September 30, 2013 to $1.3 million for the three months ended September 30, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013 contributed to the increase in other revenue.

Total revenue

Total revenue increased from $22.8 million for the three months ended September 30, 2013 to $58 million for the three months ended September 30, 2014. The increase in total revenue was due primarily from the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the three months ended September 30, 2014 as compared to the same period in the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $10 million for the three months ended September 30, 2013 to $22.3 million for the three months ended September 30, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as a modest increase in the loss ratio. Losses and loss adjustment expenses for the three months ended September 30, 2014 include losses paid of $12.1 million and a $10.2 million increase in unpaid losses and loss adjustment expenses, including the addition of $3.85 million of IBNR reserves. As of September 30, 2014, we reported $42.0 million in unpaid losses and loss adjustment expenses which included $23.8 million attributable to IBNR, or 56.7% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $1.7 million for the three months ended September 30, 2013 to $12.5 million for the three months ended September 30, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, $4.5 million of the $10 million SSIC policy acquisition fee was amortized during the three months September 30, 2014.

General and administrative expenses

General and administrative expenses increased from $3.4 million for the three months ended September 30, 2013 to $7.1 million for the three months ended September 30, 2014. The increase in 2014 was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity.

Provision for income taxes

Provision for income taxes was $2.3 million and $6.1 million for the three months ended September 30, 2013 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2013 and 2014 was 30.5% and 38.1%, respectively. The increase in the effective tax rate is due to the conversion of our holding company from a limited liability company to a corporation on May 22, 2014.

Net Income

Our results of operations for the three months ended September 30, 2014 reflect net income of $10 million, or $0.33 earnings per diluted common share, compared to net income of $5.3 million, or $0.35 earnings per diluted common share, for the three months ended September 30, 2013.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio decreased from 47.5% for the three months ended September 30, 2013 to 30.5% for the three months ended September 30, 2014. This decrease is primarily due to lower reinsurance costs due to favorable reinsurance market conditions, the availability of lower cost reinsurance related to $200 million of CAT bonds issued by a third party and improved geographic spread of risk.

Gross loss ratio

Our gross loss ratio increased from 24.1% for the three months ended September 30, 2013 to 27.9% for the three months ended September 30, 2014, primarily due to an increase in IBNR.

Net loss ratio

Our net loss ratio decreased from 45.8% for the three months ended September 30, 2013 to 40.2% for the three months ended September 30, 2014, primarily as a result in the improvement of the ceded premium ratio to gross earned premiums.

Gross expense ratio

Our gross expense ratio increased from 12.3% for the three months ended September 30, 2013 to 24.5% for the three months ended September 30, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, and premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, the amortization of the SSIC policy acquisition cost increased the gross expense ratio by approximately 5.6 percentage points.

Net expense ratio

Our net expense ratio increased from 23.4% for the three months ended September 30, 2013 to 35.3% for the three months ended September 30, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, and premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. Additionally, the amortization of the SSIC policy acquisition cost increased the net expense ratio by approximately 8.1 percentage points.

Combined ratio

Our combined ratio on a gross basis decreased from 83.9% for the three months ended September 30, 2013 to 82.9% for the three months ended September 30, 2014. Our combined ratio on a net basis increased from 69.3% for the three months ended September 30, 2013 to 75.5% for the three months ended September 30, 2014. The changes in our combined ratio, on both a gross and net basis, are for the reasons explained above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Gross premiums written

Gross premiums written increased from $134.6 million for the nine months ended September 30, 2013 to $254.9 million for the nine months ended September 30, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our gross premiums written for the nine months ended September 30, 2014, $204.6 million represents direct premiums written and $50.3 million represents assumed premiums written. Of the $204.6 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $163 million, and renewals previously assumed from SSIC accounted for $14.1 million, while voluntary business accounted for $27.5 million. The assumed premiums written of $50.3 million were comprised of $21.3 million of premiums assumed from Citizens and $29.0 million of premiums from the SSIC policy acquisition.

Gross premiums earned

Gross premiums earned increased from $89.9 million for the nine months ended September 30, 2013 to $204.9 million for the nine months ended September 30, 2014. Our policies in force as of September 30, 2013 and September 30, 2014 were approximately 85,100 and 171,700, respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased from $26.5 million for the nine months ended September 30, 2013 to $62.8 million for the nine months ended September 30, 2014. The increase in ceded premiums reflects the increase in policy count noted above, as well as the commencement of our annual catastrophe reinsurance program effective June 1, 2013. Prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane related losses through May 31, 2013.

Net premiums earned

Net premiums earned increased from $63.4 million for the nine months ended September 30, 2013 to $142.1 million for the nine months ended September 30, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the nine months ended September 30, 2014 as compared to the same period in 2013, partially offset by the lower ceded premiums earned.

Retroactive reinsurance income

Retroactive reinsurance income of $26.1 million for the nine months ended September 30, 2013 was a non-recurring event in 2014. In connection with our assumption of 39,000 policies in June 2013, we entered into a retroactive quota share reinsurance agreement with Citizens that resulted in our recognition of $26.1 million of retroactive reinsurance income, representing the earned premium, net of associated losses and loss adjustment expenses, from such policies for the period from January 1, 2013 through May 31, 2013. This should be considered a non-recurring transaction.

Net investment income

Net investment income, inclusive of realized investment losses, increased from $0.5 million for the nine months ended September 30, 2013 to $2.5 million for the nine months ended September 30, 2014. The increase in net investment income is due to the significant increase in invested assets from $74.9 million to $251.2 million at September 30, 2013 and September 30, 2014, respectively. The increase resulted primarily from policy growth and proceeds from equity issuances.

Other revenue

Other revenue increased from $1.8 million for the nine months ended September 30, 2013 to $3.8 million for the nine months ended September 30, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida purchased in April 2013 contributed to the increase.

Total revenue

Total revenue increased from $91.7 million for the nine months ended September 30, 2013 to $148.4 million for the nine months ended September 30, 2014. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the nine months ended September 30, 2014 as compared to the same period in the prior year, partially offset by the $26.1 million non-recurring retroactive reinsurance earned in 2013.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $23.1 million for the nine months ended September 30, 2013 to $62.1 million for the nine months ended September 30, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as being responsive to development trends during the nine months ended September 30, 2014. Losses and loss adjustment expenses for the nine months ended September 30, 2014 include losses paid of $38.7 million and a $23.4 million increase in unpaid losses and loss adjustment expenses, including the addition of $12.7 million of IBNR reserves. As of September 30, 2014, we reported $42.1 million in unpaid losses and loss adjustment expenses which included $23.8 million attributable to IBNR, or 56.5% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $2.7 million for the nine months ended September 30, 2013 to $23.3 million for the nine months ended September 30, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, $4.5 million of the $10.0 million SSIC policy acquisition fee was amortized during the nine months ended September 30, 2014.

General and administrative expenses

General and administrative expenses increased from $12.9 million for the nine months ended September 30, 2013 to $19.9 million for the nine months ended September 30, 2014. The increase resulted primarily from the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity. Also contributing to the increase was approximately $1.1 million of expenses associated with our initial public offering that were paid in the first quarter of 2014.

Provision for income taxes

Provision for income taxes was $15.6 million and $19.5 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine months ended September 30, 2013 and 2014 was 36.9% and 36.3%, respectively.

Net Income

Our results of operations for the nine months ended September 30, 2014 reflect net income of $27.4 million, or $1.12 earnings per diluted common share, compared to net income of $33.4 million, or $2.43 earnings per diluted common share, for the nine months ended September 30, 2013. The nine months ended September 30, 2013 results included non-recurring retroactive reinsurance income of $26.1 million.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio increased from 29.5% for the nine months ended September 30, 2013 to 30.7% for the nine months ended September 30, 2014. Prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane related losses through May 31, 2013, due to the start-up position of our company in early 2013. During the first five months of 2013, our ceded premium ratio was 1.7%. For the four months from June 1 through September 30, 2013, our ceded premium ratio was 47.4%, for the period of time in which hurricane coverage was in place. This resulted in a nine month ceded premium ratio of 29.5%. The nine month 2014 ceded premium ratio of 30.7% is favorable to what we consider the comparable 47.4% ratio, which included the costs of hurricane coverage. We believe this improvement is due to favorable reinsurance market conditions, the availability of lower cost reinsurance related to $200 million of CAT bonds by Citrus Re at pricing terms lower than traditional reinsurance, improved geographic spread risk, principally through the SSIC policy acquisition, and the impact of increased policy count after the end of the hurricane season 2013.

Gross loss ratio

Our gross loss ratio increased from 25.8% for the nine months ended September 30, 2013 to 30.3% for the nine months ended September 30, 2014, primarily as a result of being responsive to development trends.

Net loss ratio

Our net loss ratio increased from 36.5% for the nine months ended September 30, 2013 to 43.7% for the nine months ended September 30, 2014, primarily as the same reasons as the increase in gross loss ratio.

Gross expense ratio

Our gross expense ratio increased from 17.4% for the nine months ended September 30, 2013 to 21.1% for the nine months ended September 30, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, and premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, the amortization of the SSIC policy acquisition cost increased the nine month gross expense ratio by 2.2 percentage points.

Net expense ratio

Our net expense ratio increased from 24.7% for the nine months ended September 30, 2013 to 30.4% for the nine months ended September 30, 2014, primarily as a result of the factors discussed above with respect to the gross expense ratio.

Combined ratio

Our combined ratio on a gross basis increased from 72.6% for the nine months ended September 30, 2013 to 82.1% for the nine months ended September 30, 2014. Our combined ratio on a net basis increased from 61.2% for the nine months ended September 30, 2013 to 74.2% for the nine months ended September 30, 2014. The increases in our combined ratio, on both a gross and net basis, primarily are a result of the reasons explained above.

Liquidity and Capital Resources

As of September 30, 2014, we had $101.6 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company described below. We also had $4.3 million in restricted cash to meet our contractual obligations related to the CAT bonds issued by Citrus Re.

Prior to our IPO, our working capital requirements had been met primarily through private issuances of our equity. Equity issuances have resulted in an aggregate of 29,794,960 shares, 30,600 warrants and stock options granted of 359,000 outstanding as of September 30, 2014, reflecting total paid-in capital of $184.0 million as of such date.

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

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of September 30, 2014, $50 million was held in Osprey’s trust account and an additional $5 million was collateralized with a letter of credit. At September 30, 2014, Osprey’s total reinsurance coverage provided to Heritage P&C was $55 million.

We believe that we maintain sufficient liquidity to pay Heritage P&C’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as reinsurer insolvencies, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Operating Activities

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Cash provided by operating activities decreased from $82.8 million for the nine months ended September 30, 2013 to $53.3 million for the nine months ended September 30, 2014. The decrease in cash provided by operating activities reflects the timing of the cash inflow from the SSIC policy acquisition in 2014 compared to the June 2013 Citizens assumption transaction. The approximately $29.0 million of unearned premium from the SSIC transaction is expected to be received from FIGA and the DFS during the fourth quarter of 2014. Additionally, $10 million was paid to the DFS during the first nine months of 2014. The cash from the June 2013 Citizens assumption transaction was received during the third quarter 2013. Also contributing to the decrease was the size and timing of reinsurance deposits payments between the two periods.

Investing Activities

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash used in investing activities increased from $73.1 million for the nine months ended September 30, 2013 to $118.0 million for the nine months ended September 30, 2014. The increase in net cash used in investing activities was primarily attributable to the growth in our policy count and the deployment of portions of the proceeds from the IPO.

Financing Activities

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net cash provided by financing activities increased from $32.3 million for the nine months ended September 30, 2013 to $101.3 million for the nine months ended September 30, 2014. The increase is due primarily to the completion of the IPO, Private Placement and Warrant Exercise in May 2014.

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

Off-Balance Sheet Arrangements

We obtained a $5 million irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2015.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at September 30, 2014 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$189,142	$(26,687)	(12.36)%
200 basis point increase	$198,038	$(17,791)	(8.24)%
100 basis point increase	$206,933	$(8,895)	(4.12)%
100 basis point decrease	$224,441	$8,612	3.99%
200 basis point decrease	$231,181	$15,353	7.11%
300 basis point decrease	$234,859	$19,030	8.82%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at September 30, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
A	$29,871	13.93%	$30,088	13.94%
A-	28,302	13.19%	28,438	13.18%
A+	21,894	10.20%	22,063	10.22%
AA	29,783	13.88%	30,091	13.94%
AA-	18,883	8.80%	19,122	8.86%
AA+	19,077	8.90%	19,251	8.92%
AAA	42,312	19.72%	42,312	19.60%
B+	62	0.03%	61	0.03%
BB	240	0.11%	239	0.11%
BB+	975	0.45%	977	0.45%
BBB	3,322	1.55%	3,327	1.54%
BBB-	1,469	0.68%	1,462	0.68%
BBB+	18,376	8.56%	18,397	8.53%

Total	$214,566	100.00%	$215,828	100.00%

Equity Price Risk

Our equity investment portfolio at September 30, 2014 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$3,337	11.57%
Energy	17,128	59.37%
Other	6,292	21.81%

Subtotal	26,757	92.75%

Mutual Funds and ETF by type:
Equity	2,090	7.25%

Subtotal	2,090	7.25%

Total	$28,847	100.00%

Foreign Currency Exchange Risk

At September 30, 2014, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2014 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The managing underwriters for the offering were Citigroup Global Markets Inc., SunTrust Robinson Humphrey, Inc. and Sandler O’Neill & Partners LP.

We received net proceeds in the offering, including the exercise of the underwriter’s option, of approximately $69 million after deducting underwriting discounts of approximately $6.9 million. We did not make any payments of expenses in connection with the offering to directors, officers or persons owning ten percent or more of any class of our equity securities, or to their associates, or to our affiliates.

We used $25 million of the net proceeds from our initial public offering to fund collateralized reinsurance through Osprey, our reinsurance subsidiary, and the remainder to increase our statutory capital and surplus to enable us to write additional policies and to support the Company’s entry into the commercial residential line of business.

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

Except as provided above, a Florida-domiciled insurer may only pay a dividend or make a distribution (i) subject to prior approval by the insurance regulatory authority, or (ii) 30 days after the insurance regulatory authority has received notice of intent to pay such dividend or distribution and has not disapproved it within such time. At September 30, 2014, we were in compliance with these requirements.

(c) Repurchases

During the nine months ended September 30, 2014, we did not repurchase equity securities.

Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2014	By:	/s/ BRUCE LUCAS
Bruce Lucas Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ STEPHEN ROHDE
Stephen Rohde Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	101. SCH XBRL Taxonomy Extension Schema. *

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase. *

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
**	Furnished herewith