Form 10-K
period 2014-12-31
Heritage Insurance Holdings, Inc.
filed 2015-03-18
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-36462

Heritage Insurance Holdings, Inc.

Delaware	45-5338504
(STATE OF INCORPORATION)	(I.R.S. ID)

2600 McCormick Drive, Suite 300, Clearwater, Florida 33759

(727)362-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock hold by non-affiliates was $361.2 million on June 30, 2014, computed on the basis on the closing sale price of the Registrant’s common stock on that date.

As of March 10, 2015, the total number of common shares outstanding of Registrant’s common stock was 29,794,960.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, provided that if such Proxy Statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, an amendment to this Form 10-K shall be filed no later than the end of such 120-day period.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions, or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions. Examples of forward-looking statements include, without limitation:

•	statements regarding our growth and other strategies, results of operations or liquidity;

•	statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance;

•	statements of management’s goals and objectives;

•	projections of revenue, earnings, capital structure and other financial items;

•	assumptions underlying statements regarding us or our business; and

•	other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, factors discussed in Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances, or achievements expressed or implied by the forward-looking statements. These risks include, but are not limited to, those listed below and those discussed in greater detail in Part I, Item 1A“Risk Factors”:

•	our limited operating history;

•	the possibility that actual losses may exceed reserves;

•	the concentration of our business in Florida;

•	our exposure to catastrophic events;

•	the fluctuation in our results of operations;

•	the potential for discontinuation of the Citizens depopulation program and our inability to select favorable Citizens policies to assume;

•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;

•	increased competition, competitive pressures and market conditions;

•	our failure to accurately price the risks we underwrite;

•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;

•	the failure of our claims department to effectively manage or remediate claims;

•	low renewal rates and failure of such renewals to meet our expectations;

•	our failure to execute our growth strategy;

•	failure of our information technology systems and unsuccessful development and implementation of new technologies;

•	a lack of significant redundancy in our operations;

•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;

•	our inability to generate investment income;

•	our inability to maintain our financial stability rating;

•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;

•	the failure of our risk mitigation strategies or loss limitation methods; and

•	changes in regulations and our failure to meet increased regulatory requirements.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Consequently, you should not place undue reliance on forward-looking statements.

INDUSTRY AND MARKET DATA

This Annual Report includes industry data, forecasts and information that we have prepared based, in part, upon data, forecasts and information obtained from independent industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding the industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, Item 1A “Risk Factors” in this Annual Report. Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I

Item 1. Business

Our Business

Heritage Insurance Holdings, Inc., (referred to in this document as we, our, us and Heritage Insurance) is a property and casualty insurance holding company that provides personal and commercial residential insurance. We are headquartered in Clearwater, Florida and, through our subsidiary, Heritage Property & Casualty Insurance Company (“Heritage P&C”), we provide personal residential insurance for single-family homeowners and condominium owners, rental property insurance and commercial residential insurance in the state of Florida. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 28 years of insurance industry experience. We began operations in August 2012, and in December 2012 we began selectively assuming policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer, through participation in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. We also write policies outside the Citizens depopulation program, which we refer to as voluntary policies. Heritage P&C is currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

In addition to Heritage P&C, our other subsidiaries include: Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re LTD; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development.

Our Company

Our company was initially formed as a Florida limited liability company in 2012. On January 1, 2014, we formed a Delaware limited liability company, also named Heritage Insurance Holdings, LLC and merged with it in order to domicile the Company in Delaware. Effective May 22, 2014, Heritage Insurance Holdings, LLC converted into a Delaware corporation named Heritage Insurance Holdings, Inc.

Our primary products are personal and commercial residential insurance, which we currently offer only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We conduct our operations under one business segment.

As of December 31, 2014, we had approximately 207,000 personal residential policies in force representing $400 million of annualized premium and approximately 2,400 commercial residential policies in force representing $95 million of annualized premium. Approximately 74% of our personal policies and 92% of our commercial policies as of December 31, 2014 were assumed from Citizens. For the years ended December 31, 2014 and 2013, we had gross premiums written of $436.4 million and $218.5 million, respectively, and net income of $47.1 million and $34.2 million, respectively. At December 31, 2014, we had total assets of $615.0 million and total stockholders’ equity of $255.1 million.

As of December 31, 2014, Citizens had approximately 661,000 insurance policies, of which approximately 631,000 were personal residential policies and approximately 30,000 were commercial policies. We selectively assumed personal residential policies from Citizens in 13 separate assumption transactions between December 2012 and December 2014. In October 2014 we completed our first commercial residential assumption transaction with subsequent assumptions in November and December 2014. A substantial portion of our revenue since our inception has come from these policies. We intend to continue assuming policies from Citizens that meet our assumption strategy and underwriting criteria.

In order to assume a policy from Citizens, we must obtain the prior approval of the insurance agent that wrote the policy. With respect to policies written by agents that are affiliated with an insurance company or agency, we must also obtain the approval of the insurance company or agency. Currently, four large national insurance companies or agencies permit us to assume policies from Citizens that have been written by their agents—State Farm, Allstate, Brown & Brown and AAA (formerly the American Automobile Association). In an effort to increase the pool of Citizens policies that we may assume, we are seeking similar advance approvals from other insurance companies and agencies. We currently have advance approvals covering more than 5,100 agents. These agents were responsible for writing more than 85% of the eligible personal residential insurance policies held by Citizens as of December 31, 2014.

Recent Developments

Initial Public Offering and Concurrent Private Placement

On May 29, 2014, we completed our initial public offering (“IPO”) in which we sold an aggregate of 6,900,000 shares of our common stock at $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of $69.0 million from the IPO, after deducting the underwriters offering expenses.

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

Sunshine State Insurance Company Policy Acquisition

On June 13, 2014, Heritage P&C entered into an agreement with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”), giving Heritage P&C the right to offer a new policy of insurance to all Florida SSIC policyholders without the need to file a new application with Heritage P&C or pay premium that has already been paid to SSIC. Upon termination of the original policies, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates. In connection with this transaction, Heritage P&C paid $10 million to the DFS, which is being amortized as acquisition costs in relation to the earning of the approximately $29.3 million of unearned premium from the assumed SSIC policies. During 2014 we amortized approximately $7.6 million of the $10 million acquisition cost. As of December 31, 2014, approximately 29,700 SSIC policies were still active, representing approximately $53.3 million of in force premiums. The SSIC policies represented approximately 14% of our total policies in force at December 31, 2014.

Commercial Residential

As part of the Company’s strategy to expand its commercial residential insurance business, on October 14, 2014, Heritage P&C entered into an assumption transaction with Citizens to assume approximately 1,900 commercial residential policies. The assumed policies represent approximately $70.0 million in gross premiums written. This transaction was followed by subsequent assumptions on November 18, 2014 and December 16, 2014 in which we assumed an additional 300 policies and $15.4 million of in force premium.

In October 2014 we issued our first voluntary commercial residential policy. As of December 31, 2014, we had issued approximately 100 voluntary commercial residential policies with in force premium of $5.8 million. Additionally, as part of the SSIC transaction, we assumed approximately 100 commercial residential policies with $3.5 million of in force premium. In total, at December 31, 2014 we had approximately $94.7 million of commercial residential in force premiums.

First Quarter 2015 Citizen Assumption

In the first quarter of 2015, we participated in 3 personal residential and 3 commercial residential assumptions transactions. Following the opt-outs process, we expect to assume in excess of 18,000 personal residential policies and 300 commercial residential policies.

Our Strategy

Since our inception, a substantial portion of our revenue has come from policies we assumed from Citizens and SSIC, with the balance of our revenue generated from renewal of these assumed policies and from voluntary policies. Building on these successful transactions, we intend to continue to grow profitably by undertaking the following:

Increase Our Policies in Force in Florida Through Strategic Policy Assumptions and Expansion of Our Voluntary Market Share

We intend to continue assuming policies from Citizens that meet our assumption strategy and underwriting criteria. We may also pursue opportunities to acquire policies from private insurers, as we did in the SSIC transaction. We will also pursue opportunities to increase the number of our voluntary policies by expanding our independent agent distribution network, as well as obtaining approval from national insurance companies to allow their agents to offer our personal residential policies in Florida. We recently entered into a marketing agreement with National General Insurance Company and expect to begin writing homeowners insurance through their distribution network in early 2015. We also intend to increase our marketing efforts, which we believe will allow us to more effectively penetrate areas of the state where we are not currently writing significant new business.

Opportunistically Diversify Product Offerings

We will continue to grow our commercial residential business, which we launched in the fourth quarter of 2014 with assumption transactions from Citizens, as well as through voluntary sales. As of December 31, 2014, our commercial residential policies represented approximately $94.7 million of in-force premium, which included $85 million from Citizens assumptions. We anticipate most of our future growth in commercial residential will come from voluntary sales, as we have already selected most of the commercial policies that meet our underwriting criteria from Citizens. In the fourth quarter, we also entered into the manufactured housing line of business by assuming approximately 7,400 policies from Citizens. Additional new product lines may include non-residential coverage, such as general liability insurance.

Optimize Our Reinsurance Program

We will continue to obtain what we believe to be the most appropriate levels and sources of reinsurance. We believe that the significant additional capital entering portions of the reinsurance market provides us with the opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments, which comprises a significant portion of our 2014–2015 reinsurance program. In April 2014, we entered into two fully collateralized catastrophe reinsurance agreements funded through the issuance of $200.0 million principal amount of catastrophe bonds, and we will continue evaluating such cost-efficient alternatives to traditional reinsurance. Additionally, we will continue to meet certain of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which mitigates our reinsurance expense and reduces our reliance on third party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our losses and loss adjustment expenses through prudent underwriting and the use of internal claims adjustment and repair services. In March 2014, we acquired the largest vendor in the Contractors’ Alliance network, which we believe will allow us to expand our in-house mitigation and restoration services. We are licensing our Contractors’ Alliance employees as adjusters, which we believe will reduce our loss adjustment expenses and shorten the length of time required to resolve claims.

Expand to New Geographic Markets

We intend to explore opportunities to enter other coastal states where we believe the market opportunity is most similar to Florida and where we can utilize our underwriting and claims expertise to attract and manage profitable business. We believe further increasing our geographic diversification is an important factor in reducing our potential risk of loss from any catastrophic event, reducing our per policy reinsurance costs and providing an additional area for future growth beyond our expansion in Florida. We anticipate beginning the licensing process in several states by mid-2015.

Our Competitive Strengths

We believe that our rapid growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Florida Personal Residential Insurance Market

We have a deep and experienced management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Stephen Rohde, Chief Financial Officer, Melvin Russell, Chief Underwriting Officer, Ernesto Garateix, Chief Operating Officer, Sharon Binnun, Executive Vice President Finance, Paul Nielsen, Vice President of Claims, Joseph Peiso, Vice President of Compliance, Randy Jones, President Commercial Division and Arlene Luis, Executive Vice President Commercial. Our management team, which averages 28 years of insurance industry experience, has extensive experience in the Florida personal and commercial residential insurance market, has built longstanding relationships with key participants in the insurance industry and is supported by a group of highly qualified individuals with industry expertise, including a Chief Actuary with more than 35 years of industry experience.

Strong, Conservative Capital Structure

As of December 31, 2014, we had stockholders’ equity of $255.1 million. As of December 31, 2014, Heritage P&C had policyholder surplus, as defined by statutory accounting principles, of $172.7 million. We believe that this level of surplus places us among the best capitalized insurance companies focusing primarily on the Florida personal residential insurance market and is significantly in excess of the minimum capital levels required by Florida Office of Insurance Regulation (“FLOIR”) and Demotech for similarly rated in-state insurance companies. In addition, unlike many of our in-state competitors, we have relied exclusively upon common equity to provide our capital.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allow us to better select the insurance policies we are willing to assume from the Citizens depopulation program, leading to strong profitability and reduced risk. In addition, we choose to minimize our exposure to or avoid certain types of coverage if we believe there is significant risk of loss, including coverage for sink-hole related losses in high-risk areas. As a result of our efforts, our gross loss ratio was 28.7% and 27.5% for the years ended December 31, 2014 and December 31, 2013, respectively.

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjustment and repair services provides us with a competitive advantage. Because we manage both claims adjusting and repair services, we are generally able to begin the adjustment and mitigation process much earlier than our competitors, thus reducing our loss adjustment expenses and ultimate loss payouts. A significant number of our repair technicians are participating in training and certification programs to become licensed claims adjusters, allowing us to capture additional efficiencies. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

Relationships with Highly Rated Reinsurers

We manage our exposure to catastrophic events through, among other things, the purchase of reinsurance. Our relationships with highly rated reinsurers have been developed as a result of our management team’s industry experience and reputation for selective underwriting. Our financial strength, underwriting results and the long-term relationships between our management team and our reinsurance partners help improve the cost-effectiveness of our reinsurance program.

Relationships with Independent Agents and National Underwriters

We have developed relationships with a network of approximately 1,500 independent insurance agents. We believe we have been able to build this network due to our reputation for financial stability, commitment to the Florida market and integrity in the underwriting and claims process. We are also exploring relationships with additional large national insurers and agencies that no longer write substantial personal residential insurance in Florida, which would give us access to their network of Florida agents.

Our Competition

The market for residential property insurance is highly competitive. In our market, Florida, there are over 80 licensed insurance companies that are actively writing homeowners’ policies. The table below shows year-to-date in-force premium volume and market share for the top 20 companies in Florida as of September 30, 2014, which is the most recent date that the information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers, the state-sponsored homeowners’ insurance entity, and single state or regional carriers.

Florida Property Insurance Market - Personal Residential and Commercial Residential - Ranked by Total Premiums Written.*

Company Name (1)	Policies in- Force	Total Premiums Written	Percentage Distribution
Citizens Property Insurance Corporation	910,154	2,046,715,921	19.10%
Universal Property & Casualty Insurance Company	500,503	747,956,321	6.98%
Homeowners Choice Property & Casualty Insurance Company, Inc.	147,737	349,465,686	3.26%
Florida Peninsula Insurance Company	134,584	316,874,765	2.96%
American Coastal Insurance Company	4,294	311,891,289	2.91%
Federated National Insurance Company	167,597	311,667,424	2.91%
Heritage Property & Casualty Insurance Company	173,512	302,065,300	2.82%
United Property & Casualty Insurance Company	156,696	301,014,655	2.81%
United Services Automobile Association	124,834	296,723,824	2.77%
St. Johns Insurance Company, Inc.	173,166	284,299,305	2.65%
People’s Trust Insurance Company	132,790	266,234,441	2.48%
American Integrity Insurance Company of Florida	192,131	236,957,614	2.21%
Security First Insurance Company	192,058	236,901,968	2.21%
Tower Hill Prime Insurance Company	139,242	228,924,696	2.14%
First Community Insurance Company	33,800	212,328,708	1.98%
Federal Insurance Company	31,977	176,966,457	1.65%
Tower Hill Signature Insurance Company	98,566	168,709,549	1.57%
USAA Casualty Insurance Company	53,942	147,942,765	1.38%
Tower Hill Preferred Insurance Company	67,530	139,070,016	1.30%
AIG Property Casualty Company	13,764	139,027,727	1.30%

Total - Top 20 Insurers	3,448,877	7,221,738,431	67.39%
Total - All Insurers	5,797,120	$10,714,561,913	100.0%

(1)	This exhibits excludes State Farm Florida Insurance Company, whose data was not publicly available on September 30, 2014. State Farm’s last publicly reported data was 389,109 policies and $655,530,740 at December 31, 2013.
*	The information displayed in the table above is compiled and published by the Florida Office of Insurance Regulation based on information filings submitted quarterly by all Florida licensed insurance companies. The information above is presented for each individual company and is not consolidated or aggregated.

Products and Distribution

We market and write personal lines voluntary policies through a network of approximately 1,300 independent agents. Of these agents, approximately 55% are affiliated with eight large agency networks with which we have entered into master agency agreements. We intend to pursue additional voluntary business from agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to use insurer-affiliated agents to offer our personal residential policies in Florida. We had 24,400 voluntary policies (12% of our total policies in force) as of December 31, 2014, and for the year ended December 31, 2014, we wrote an average of 1,550 new voluntary policies per month. We recently entered into a marketing agreement with National General Insurance Company and expect to begin writing homeowners insurance through their distribution network in early 2015. The voluntary market is a significant component of our growth strategy.

We market and write commercial residential voluntary policies through a network of approximately 200 independent agents. We intend to pursue additional voluntary business from these agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to increase our commercial residential policies in Florida. We started writing voluntary policies in October 2014. For the year ended December 31, 2014, we wrote 92 policies with an average premium of $62,905, totaling $5.8 million in new voluntary policies. The commercial voluntary market is the primary component of our growth strategy.

We seek to underwrite a diverse mix of geographic risks within Florida to manage the potential impact of a catastrophic event and reduce our per policy reinsurance costs. As of December 31, 2014, the geographic distribution of our policies in force and total insured values were as follows (figures may not sum to totals due to rounding):

	As of December 31, 2014
	(Total Insured Value in Millions)
	Total All Lines
	Policy Count	Total Insured Value (TIV)	% TIV
South Florida Counties
Miami-Dade	23,082	10,708	14.0%
Broward	23,105	12,297	16.1%
Palm Beach	18,170	6,632	8.7%

South Florida Exposure	64,357	29,638	38.7%

Other Significant Counties(1)
Pinellas	27,582	8,873	11.6%
Hillsborough	20,657	6,402	8.4%
Pasco	13,700	3,706	4.8%
Lee	9,357	3,152	4.1%
Manatee	6,206	2,293	3.0%
Collier	4,975	2,010	2.6%
Sarasota	6,486	1,926	2.5%
Saint Johns	2,985	1,570	2.0%

Total Other Significant Counties	91,948	29,932	39.1%

Summary for all of Florida
South Florida Exposure	64,357	29,638	38.7%
Total Other Significant Counties	91,948	29,932	39.1%
Other Florida Counties	53,086	17,047	22.2%

TOTAL	209,391	76,617	100.0%

1.	Other significant counties are defined as those counties with a total insured value greater than 2.0% of the $76.42 billion of total insured value as of December 31, 2014.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is our single largest cost. We have strong relationships with reinsurers which we believe are a result of our management’s industry experience and reputation for selective underwriting. For the twelve months ending May 31, 2015, we purchased catastrophe reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”), (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”), (iii) sponsored two catastrophe bonds in two issuances of catastrophe bonds that provide $200 million of principal limit that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey Re Ltd (“Osprey”). In addition to purchasing catastrophe reinsurance for the twelve months ending May 31, 2015, we also purchased property risk reinsurance which limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk to $1.0 million. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2014 – 2015 Catastrophe Reinsurance Program”.

The FLOIR requires all insurance companies, like us, to have a certain amount of capital reserves and reinsurance coverage in order to cover losses upon the occurrence of a catastrophic event. Our reinsurance program for the twelve months ending May 31, 2015 provides reinsurance in excess of FLOIR’s requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once every 100 years based on our portfolio of insured risks. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

In placing our 2014-2015 reinsurance program, we sought to obtain multiple years of coverage for certain layers of the program through multi-year commitments. We believe these arrangements allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty surrounding the price of our future reinsurance coverage. In the aggregate, multi-year coverage accounts for approximately 72% of our purchases of private reinsurance for the 2014 hurricane season.

We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using the AIR U.S. Hurricane Model, which replicates the most severe hurricanes to have occurred historically in Florida, individual storms of severity in excess of such historical levels, and the historical calendar years in which the most severe multiple catastrophic events occurred in Florida. In this regard, the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida, is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, the probable maximum net loss to us in 2014, based on the coverage for our 2014-2015 reinsurance program, would be $21.4 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 8.4% of our stockholders’ equity at December 31, 2014.

We closely manage all aspects of our claims adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with four large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We utilize our wholly-owned subsidiary, Contractors’ Alliance Network, LLC (“Contractors’ Alliance”), to manage mitigation and restoration services for our customers. Contractors’ Alliance primarily handles water damage-related claims, which comprised approximately 69% of our losses and loss adjustment expenses through December 31, 2014. In March 2014, we completed the acquisition of the assets and personnel of our main water mitigation services vendor. This acquisition has allowed us to better service our customers and expand our mitigation and restoration services. In addition, all of our voluntary policies and renewed Citizens policies are enrolled in our Platinum Preferred Savings Program (the “Platinum Program”). Under the Platinum Program, customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expenses. As a result of our efforts, our gross loss ratio, which expresses our losses and loss adjustment expenses as a percentage of gross earned premiums, was 28.7% and 27.5% for the years ended December 30, 2014 and December 31, 2013, respectively.

Our Market

According to the U.S. Census Bureau, at December 23, 2014, Florida was the third largest U.S. state with an estimated population of approximately 20 million people. The University of Florida Bureau of Economic and Business Research estimates that Florida is expected to reach a population of approximately 26 million people by 2040, an increase of 36% from 2010. Property ownership and development represent key drivers of the Florida economy.

Because of its location, Florida is exposed to an increased risk of hurricanes during the entire six months of the Atlantic hurricane season, which spans from June 1 through November 30. While a significant hurricane has not made landfall in Florida since 2005, eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused a combined estimated property damage of over $110 billion, a significant portion of which occurred in Florida. As a result, personal residential insurance and claims servicing are vitally important to Florida residents.

The Florida residential insurance market is highly fragmented and dominated by in-state insurance companies, including Citizens. Significant dislocation in the Florida property insurance market began following Hurricane Andrew in 1992 and accelerated following the 2004 and 2005 hurricane seasons. In total, national and regional insurers reduced their share of the market in Florida from 84% in 1999 to 26% in 2012. As national and regional insurance companies reduced their exposure in Florida, Citizens increased efforts to provide affordable residential insurance to those residents unable to obtain coverage in the private market. As a result, Citizens’ policy count grew from roughly 726,000 policies in 2005 to a peak level of approximately 1.5 million policies in late 2011. To reduce Citizens’ risk exposure, beginning in 2010, Florida elected officials encouraged Citizens to focus on reducing the size of its portfolio by returning policies to the private market. In response, Citizens instituted a number of measures to incentivize the private sector to participate in the depopulation program. Some of these initiatives include increased inspections, improved underwriting, reductions in coverage and annual rate increases. Depopulation efforts have been successful, as Citizens’ policy count at December 31, 2014 was approximately 661,000. As of December 31, 2014, approximately 153,000 of Heritage’s in force policies were a result of the depopulation program.

In May 2013, Florida passed legislation to facilitate the reduction of Citizens’ policy count and establish the Property Insurance Clearinghouse (the “Clearinghouse”), which launched in January 2014. The Clearinghouse makes new and renewal business ineligible for Citizens if a participating insurance company is willing to extend comparable coverage at prescribed rates. On March 31, 2014, Heritage P&C was approved to participate in the Clearinghouse.

According to data compiled by FLOIR, which excludes State Farm Florida Insurance Company, Citizens was the largest residential insurance carrier in Florida as of September 30, 2014, with a market share of approximately 19.1% based on total in force direct premiums written for personal and commercial residential insurance. As of the same date, we ranked 7th in Florida within this market, with a market share of approximately 2.8%, and through our depopulation efforts, we have grown substantially in the fourth quarter. Based on our growth in the fourth quarter from our depopulation efforts in both personal and commercial policies our total premiums written were $436.4 million, we would rank as the third largest. Assuming further access to capital and reinsurance support, we believe we have the opportunity to significantly expand the size of our personal and commercial residential insurance business in Florida and explore the expansion of our business into other complementary business lines and states.

In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional insurance providers, including private capital and hedge funds. This increased capital supply, coupled with a lack of recent significant catastrophic storm activity in Florida, has reduced the cost of property catastrophe reinsurance, directly benefitting purchasers of this reinsurance, including us. We believe this market trend will continue for the foreseeable future.

Underwriting

Our underwriters evaluate and select only those risks that they believe will enable us to achieve an underwriting profit. In order to achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing policies within Florida.

All of our personal lines underwriting is done internally under the supervision of our Chief Underwriting Officer with input from our Chief Actuary and our Director of Risk Management. Our commercial lines underwriting is done internally under the supervision of our Executive Vice President Commercial Division. Our underwriters use our proprietary data analytics capabilities, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence and the premiums to be received from insuring the residence. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders. When considering the geographic distribution of existing policies, our underwriters may consider the number of other residences we insure within the same region, county, city and zip code. We also consider the cost of reinsurance when assessing the adequacy of the premium with regard to the risk to be assumed or written. In particular, because we assume policies from Citizens in large quantities, we must evaluate the aggregate impact of the assumed policies on our reinsurance program. The underwriting criteria that we consider will continue to evolve as our business grows and expands.

We also review our expiring policies to determine whether those risks continue to meet our underwriting guidelines. If a given policy no longer meets our underwriting guidelines, we will take appropriate action regarding that policy, including raising premium rates or, to the extent permitted by applicable law and our assumption agreements with Citizens, not offering to renew the policy.

Policy Administration

We have engaged West Point Underwriters, Inc., and Majesco Mastec providers of web-based software solutions and insurance personnel, to provide us with policy administration services for our business, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of an increasing number of policies as our Company grows and expands, and provide detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria as necessary. The software provides us with daily updates regarding the insurance policies that we have issued. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our policyholders in a timely fashion.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to providing remediation services through our wholly-owned subsidiary, Contractors’ Alliance. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, including through on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with four large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. In the final stage of the claims process, we leverage Contractors’ Alliance’s vendor network to provide repair and remediation services to the policyholder.

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders. To encourage our policyholders to allow us to manage their claims from beginning to end, we developed our Platinum Program. Under the Platinum Program, participating customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services, with the repair services being managed by either Contractors’ Alliance or one of our contracted vendors. If the policyholder elects to use a different vendor to provide repair services, we will resolve the claim for the amount we would have paid had Contractors’ Alliance or one of our contracted vendors performed the work. In March 2014, we acquired the largest vendor in the Contractors’ Alliance network, which has allowed us to expand our in-house mitigation and restoration services.

Citizens Assumption Transactions

As of December 31, 2014, we have assumed, net of cancellations, an aggregate of approximately 155,000 policies through participation in the Citizens depopulation program. Citizens generally offers depopulations on a monthly basis. From December 2012 through December 2014, we participated in 13 depopulations. Additionally, during the first quarter of 2015 we have participated in 3 depopulations. After the opt-outs process we expect to next in excess of 18,000 personal residential and 300 commercial residential policies. We have also been approved for depopulation in April 2015.

In order to be eligible to participate in an assumption transaction, we first apply to FLOIR for approval to assume a specified number of policies. We prepare and submit a report showing the cumulative pro forma financial impact of assuming all policies for which we have applied and all policies we have been previously approved to assume. Once we have received FLOIR approval indicating the maximum number of policies we may assume, Citizens provides us with a list of policies eligible for assumption and the relevant policy data. We evaluate these policies using our proprietary data analytics capabilities and submit to Citizens a list of policies we would like to assume. Citizens then compares our list of preferred policies with those of other private insurance companies participating in the depopulation and informs us which policies will be assigned to us.

Once Citizens informs us which policies we may assume, we notify each policyholder of our offer to assume their policy, the amount of their estimated premium upon renewal and their right to opt-out of the assumption transaction. On the effective date of such transaction, Citizens transfers to us the unearned premiums for the policies that have not opted out of the assumption transaction. A policyholder may also opt-out during the 30-day period following the effective date of the assumption transaction. If a policyholder opts-out during such period, we return the applicable unearned premiums to Citizens.

Under the terms of our typical assumption agreement with Citizens, we assume all liability and obligation for losses under the assumed policies arising on or after the effective date of the assumption transaction, and we directly service all policyholder claims related to such losses. All terms and conditions of the assumed policies, including coverage and rates, remain unchanged for the remainder of the policy term. Citizens remains liable for all losses under the assumed policies arising prior to the effective date of the assumption transaction and is solely responsible for servicing all policyholder claims related to such losses.

We strive to retain these policies by offering competitive rates and efficient claims handling to our policyholders. Through December 31, 2014, we renewed approximately 86% of the policies we assumed from Citizens upon their initial expiration.

Loss Development

Our losses and loss adjustment expenses (“LAE”) represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates, as of December 31, 2014, development of the estimated liability for losses and loss adjustment expenses as of December 31, 2014:

	2012	2013	2014
	(In thousands)
Original liability for losses and LAE[1]	$1,393	$19,344	$51,469
Re-estimated losses and LAE[2] as of:
1 year later	926	19,121	—
2 years later	996	—	—
3 years later	—	—	—
Cumulative redundancy (deficiency)[3]	397	223	—
Cumulative amount of liability paid as of:
1 year later	828	12,052	—
2 years later	907	—	—
3 years later	—	—	—
Gross premiums earned	$5,719	$139,959	$311,514

(1)	Represents management’s original best estimated liability of (i) unpaid claims, (ii) IBNR and (iii) loss adjustment expenses.
(2)	Represents the re-estimated liabilities in later years of unpaid claims, IBNR and loss adjustment expenses in the respective years.
(3)	Represents the difference between the latest re-estimate and the original estimate. A redundancy means the original estimate is higher than the current estimate whereas a deficiency means that the original estimate is lower than the current estimate.

Technology

Our business depends upon the use, development and implementation of integrated technology systems. These systems enable us to provide a high level of service to agents and policyholders by processing business efficiently, communicating and sharing data with agents, providing a variety of methods for the payment of premiums and allowing for the accumulation and analysis of information for our management. We believe the availability and use of these technology systems has resulted in improved service to agents and customers, increased efficiencies in processing Heritage P&C’s business and lower operating costs.

We also license software from third parties, including West Point, Majesco Mastec and AIR Worldwide, Inc. (“AIR”). AIR’s catastrophe modeling software enables us to optimize our insurance portfolio to reduce our reinsurance costs. We also own or license other technology systems used by Heritage P&C. These technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks, a back-up server and various Internet-based communications systems.

Reinsurance

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers. We also purchase property per risk reinsurance coverage for non-catastrophe related to losses in excess of $1.0 million. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is our single largest cost. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. See in Part I, Item 1A “Risk Factors”. We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

Our reinsurance agreements are short-term, prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our reinsurance premiums over the 12-month contract period, which is June 1 through May 31.

In the event that we incur losses and loss adjustment expenses recoverable under our reinsurance program, we record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to our estimate of unpaid losses. As a result, a reasonable possibility exists that an estimated recovery may change significantly in the near term from the amounts included in our consolidated financial statements.

FLOIR requires all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2014-2015 reinsurance program provides reinsurance in excess of FLOIR’s requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

2014-2015 Catastrophe Reinsurance Program

Our annual reinsurance program, which is segmented into layers of coverage, protects us for excess property catastrophe losses and loss adjustment expenses. Our 2014-2015 reinsurance program incorporates the mandatory coverage required by law to be placed with the FHCF, as well as private reinsurance below, alongside and above the FHCF layer and aggregate reinsurance coverage.

In placing our 2014-2015 reinsurance program, we sought to obtain multiple years of coverage for certain layers of the program through multi-year commitments. We believe these arrangements allow us to capitalize on favorable pricing and contract terms and conditions and allow us to mitigate uncertainty surrounding the price of our future reinsurance coverage, our single largest cost.

For example, on April 17, 2014, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re Ltd., a newly-formed Bermuda special purpose insurer, which provides for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $150.0 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued $150.0 million of principal-at-risk variable notes due April 18, 2017 (the “Citrus Re-1 Bonds”) to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreement. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreement. By accessing catastrophe reinsurance coverage through capital markets vehicles like Citrus Re Ltd., we aim to diversify our sources of reinsurance capacity in a cost-effective manner given current market conditions.

On April 24, 2014, Heritage P&C entered into a second catastrophe reinsurance agreement with Citrus Re Ltd. providing for $50 million of coverage on substantially similar terms as the agreement described above. Citrus Re Ltd. issued an additional $50 million of principal-at-risk variable notes due April 24, 2017 (the “Citrus Re-2 Bonds”) to fund its obligations under the reinsurance agreement.

The following describes the layers of our 2014-2015 reinsurance program.

•	Our Retention. For the first catastrophic event, we have a primary retention on the first $15.0 million of losses and loss adjustment expenses, of which our reinsurance subsidiary, Osprey, is responsible for $6.0 million. For a second catastrophic event, have a primary retention on the first $6.0 million of losses and loss adjustment expenses, of which Osprey is responsible for $4.0 million. For subsequent catastrophic events, Heritage P&C’s primary retention decreases to $2.0 million per event. Osprey has no primary retention beyond the second catastrophic event.

•	Layer Below FHCF. Immediately above our retention, we have purchased $185.0 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, we are able to reinstate the full amount of this reinsurance one time. To the extent that $185.0 million or a portion thereof is exhausted in a first catastrophic event, we have purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF layer and provides coverage alongside such layer.

•	FHCF Layer. Our FHCF coverage includes an estimated maximum provisional limit of 90% of $484.0 million, or $436.0 million, in excess of our retention and private reinsurance of $181.0 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $48.0 million. The private reinsurance will adjust to fill in gaps in the FHCF coverage. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	Citrus Re Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreement with Citrus Re Ltd., which provides coverage for $150.0 million of losses and loss adjustment expenses in excess of $621.0 million, collateralized by the proceeds of the Citrus Re-1 Bonds. However, to the extent our FHCF coverage is partially or entirely exhausted by a first catastrophic event, Citrus Re Ltd. provides coverage of $150.0 million of losses and loss adjustment expenses in excess of our private reinsurance coverage of $200.0 million. The coverage funded by the Citrus Re-1 Bonds cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	Layer Above Citrus Re. The layer immediately above the Citrus Re Ltd. layer provides, in the aggregate, coverage for $100.0 million of losses and loss adjustment expenses in excess of $812.0 million. In this layer, 50% of the layer, or $50.0 million of coverage, is provided by the Citrus Re-2 Bonds, and, through Osprey, we retain a participation of $25.0 million. The remaining $25.0 million of coverage in this layer is provided by the aggregate coverage layer described below commencing upon the exhaustion of Osprey’s retention. To the extent our FHCF coverage is exhausted, this layer provides coverage in excess of our private reinsurance, coverage provided by Citrus Re Ltd. and our retention, each as described above.

•	Aggregate Coverage. In addition to the layers described above, we have purchased $105.0 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. Of the $105.0 million of total aggregate coverage, $25.0 million covers losses and loss adjustment expenses in the immediately preceding layer. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at our reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey has a $20.0 million participation in the second aggregate layer.

For a first catastrophic event, our reinsurance program provides coverage for $990.0 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. We have also purchased reinstatement premium protection insurance to provide an additional $185.0 million of coverage. Our aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events. In total, we have purchased $1.175 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. As of August 31, 2014, the peak of the hurricane season, our total insured value was $50.1 billion, and we may experience significant losses and loss adjustment expenses in excess of our retention. The chart below provides a graphic illustration of the structure and operations of our 2014-2015 catastrophe reinsurance program.

As discussed above, in placing our 2014-2015 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $200.0 million of aggregate coverage we have purchased from Citrus Re Ltd., which includes both the Citrus Re-1 Bonds and Citrus Re-2 Bonds, extends for a three-year period. To the extent it is all or partially exhausted before the end of three years, it cannot be reinstated. We also have also received commitments from our private reinsurers to extend the $185.0 million of coverage for an additional year, regardless of whether such coverage is exhausted or reinstated during the 2014 hurricane season. In the aggregate, multi-year coverage accounts for approximately 72% of our purchases of private reinsurance for the 2014 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

We test the sufficiency of our reinsurance program by subjecting our personal residential exposures to statistical testing using the AIR U.S. Hurricane Model, which replicates the most severe hurricanes to have occurred historically in Florida, individual storms of severity in excess of such historical levels, and the calendar years in which the most severe multiple catastrophic events occurred in Florida. In this regard, the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida, is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, the probable maximum net loss to us in 2014, assuming the reinsurance coverage described above, would be $21.4 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 8.4% of our stockholders’ equity at December 31, 2014. We estimate that, based on our portfolio of insured risks as of August 31, 2014, the 2004 calendar year events would have represented, in the aggregate, a catastrophic event likely to occur approximately once every 181 years and would have exhausted approximately 18.7% of our total expected reinsurance coverage.

Assuming the reoccurrence of Hurricane Andrew, which is considered to be the most catastrophic single event in Florida’s recorded history, the probable maximum net loss to us in 2014, assuming the reinsurance coverage described above, would be $9.3 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 3.7% of our stockholders’ equity at December 31, 2014. We estimate that, based on our portfolio of insured risks as of August 31, 2014, Hurricane Andrew would have represented a catastrophic event likely to occur approximately once every 30 years and would have exhausted approximately 26.2% of our total expected reinsurance coverage.

For the twelve months ending May 31, 2014, we purchased reinsurance from the following sources: (i) FHCF, (ii) Citrus Re Ltd., (iii) 15 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P and (iv) our wholly-owned reinsurance subsidiary, Osprey. Allianz Global Corporate & Specialty SE provides approximately 81% of our third-party reinsurance coverage. The chart below lists our third-party reinsurers with A.M. Best and S&P ratings:

Reinsurer	A.M. Best Rating	S&P Rating
ACE Tempest Reinsurance Ltd	A++	AA
Allianz Global Corporate & Specialty SE	A+	AA
Amlin AG	A	A
Axis Specialty Limited	A+	A+
Everest Reinsurance Company	A+	A+
Hamilton Re, Ltd	A-	NA
Lloyd’s Underwriter Syndicate No. 1955	A	A+
Lloyd’s Underwriter Syndicate No. 2001	A+	A+
Lloyd’s Underwriter Syndicate No. 2010	A	A+
Lloyd’s Underwriter Syndicate No. 2791	A	A+
Markel Bermuda Limited	A	A
Montpelier Reinsurance Limited	A	A-
Odyssey Reinsurance Company	A	A-
Partner Reinsurance Co Ltd	A+	A+
Tokio Millennium Re AG	A++	AA-

Investments

Our investments are managed by seven third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our investable assets are primarily held in cash and bonds with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with Florida statutes that emphasizes quality and preservation of capital. The policy limits investments in common and preferred stocks to 15% of Heritage P&C’s admitted assets, with no more than 10% in either class. Our bond portfolio must have a minimum weighted average portfolio quality of A, with only $1 million invested in below investment grade bonds. No more than 2% of admitted assets can be invested in any one issuer, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. See Note 3 to our consolidated financial statements for the year ended December 31, 2014 included elsewhere in this Annual Report.

As of December 31, 2014, we held $160.5 million in cash and cash equivalents and $331.2 million in securities, which were comprised of $289.5 million in bonds, $15.3 million in preferred stocks, $19.5 million in common stock and $6.9 million in a mortgage loan.

Government Regulation

The insurance industry is extensively regulated. Heritage P&C is subject to the laws and regulations of Florida and any other state where we may seek to do business. Florida’s insurance regulatory regime provides for regulation of virtually all aspects of Heritage P&C’s business. Florida, like many states, has adopted several model laws and regulations as promulgated by the NAIC. State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. In many instances, Florida’s insurance laws and regulations are even more stringent that those promulgated by the NAIC or other states.

As an initial matter, Florida routinely places additional restrictions on new insurers as a condition of receiving a certificate of authority. These restrictions are typically memorialized in a consent order entered into between FLOIR and the insurer applying for a certificate of authority. We are subject to such a consent order in which we have agreed to higher or more stringent restrictions than are otherwise required under Florida law. The material restrictions we have agreed to include:

•	Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant to the consent order, we agreed to establish a minimum capital and surplus of $18.0 million. As of December 31, 2014, our insurance subsidiary held surplus of $172.7 million, in full compliance with Florida law and the consent order.

•	Florida law restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. As of December 31, 2014, Heritage P&C’s gross and net writing ratios were 2.5 to 1 and 1.9 to 1, respectively. Pursuant to the consent order, we also agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR during 2012, 2013 and 2014. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we have received approval to exceed these projected premiums. We are in full compliance with these provisions of the consent order.

•	Florida law places no restrictions on the parent of an insurer, or other upstream entities, with regard to the payment of dividends. Pursuant to the consent order, we agreed to not make any distributions to stockholders prior to July 31, 2015, except such distributions as are required to offset stockholders’ tax obligations resulting from the ownership of our equity or such distributions as may be approved by FLOIR in advance and in writing. We are in full compliance with this provision of the consent order.

•	Florida law allows an insurer to pay certain dividends to stockholders without approval of FLOIR. Pursuant to the consent order, we agreed that, until July 31, 2017, Heritage P&C would pay only those dividends that have been approved in advance and in writing by FLOIR. Our insurance subsidiary has paid no stockholder dividends since its inception and is in full compliance with this provision of the consent order.

We are also subject to consent orders setting conditions for FLOIR’s approval of the Citizens assumption transactions in which we have participated. We are required by consent order to comply with the assumption agreements entered into with Citizens at the time of each assumption transaction, which requires that for the assumed policies, we must offer to renew each policy for a minimum of three years. In addition, the June 2013 assumption and the two subsequent assumptions in 2013 limit rate increases to the higher of those approved by FLOIR for Citizens for comparable risks or 10%. We are in full compliance with all consent orders issued with regard to Citizens’ depopulation program.

Additionally, we are subject to regulations administered by a department of insurance in each state in which we do business (currently, only Florida). These regulations relate to, among other things:

•	the content and timing of required notices and other policyholder information;

•	the amount of premiums the insurer may assume or write in relation to its surplus;

•	the amount and nature of reinsurance a company is required to purchase;

•	participation in guaranty funds and other statutorily created markets or organizations;

•	business operations and claims practices;

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurements;

•	licensing of insurers and their products;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	the form and content of records of financial condition required to be filed; and

•	requiring reserves.

FLOIR and regulators in other jurisdictions where we may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, as an insurance company operating in Florida, Heritage P&C is subject to assessments levied by Citizens, the Florida Insurance Guaranty Association and the FHCF.

Employees

As of December 31, 2014, we had 133 employees, all of whom are full time employees. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Available Information

Heritage Insurance Holdings Inc.’s, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, free of charge, on or through the “Investor Relations” portion of our Internet website https://heritagepci.com. The public may read and copy any materials that the Company has filed with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Reports filed with or furnished to the SEC will also be available as soon as reasonably practicable after they are filed with or furnished to the SEC and are available over the internet at the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Special Note Regarding Forward-Looking Statements” on the second page of this Annual Report in connection with your consideration of the risk factors and other important factors that may affect future results described herein.

Risks Related to Our Business

We have a limited operating history, and our business and future prospects are difficult to evaluate.

We began operations in August 2012 and wrote our first policy in November 2012. Due to our limited operating history, our ability to execute our business strategy is materially uncertain and our operations and prospects are subject to all risks inherent in a developing business enterprise. Our limited operating history also makes it difficult to evaluate our long term commercial viability. As a new business, we must work to establish and develop successful operating procedures, hire staff, tailor and fine-tune our information management and other systems, maintain adequate control of our expenses, develop business relationships, implement our marketing strategies (and adapt and modify them as needed), establish a positive image and reputation in the community, and take any other steps necessary to conduct our business. As a result of these challenges, it is possible that we may not be successful in implementing our business strategy or completing the development of the infrastructure necessary to expand our business.

Our loss reserves are estimates and may be inadequate to cover our actual liability for losses, causing our results of operations to be adversely affected.

We maintain reserves to cover our estimated ultimate liabilities for losses and loss adjustment expenses, also referred to as loss reserves. As a new company, we have a limited operating history and a limited loss history which may negatively impact our ability to accurately establish loss reserves. Our current loss reserves are based primarily on industry historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us. As a company with limited operating history our claims experience and our experience with the risks related to certain claims is inherently limited, and we must rely heavily on industry historical data, which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business and to compete in the property and casualty insurance industry may be negatively affected.

Factors that affect unpaid losses and loss adjustment expenses include the estimates made on a claim-by-claim basis known as “case reserves” coupled with bulk estimates known as “incurred but not yet reported” (or “IBNR”). Periodic estimates by management of the ultimate costs required to resolve all claims are based on our analysis of historical data and estimations of the impact of numerous factors such as (i) per claim information, (ii) industry and company historical loss experience and development patterns, (iii) legislative enactments, judicial decisions, legal developments in the awarding of damages and changes in political attitudes, and (iv) trends in general economic conditions, including the effects of inflation. Management revises its estimates based on the results of its analysis. This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for estimating the ultimate resolution of all claims. There is no precise method for subsequently evaluating the impact of any specific factor on the adequacy of the reserves because the eventual redundancy or deficiency is affected by multiple factors.

Because of the inherent uncertainties in the reserving process, we cannot be certain that our reserves will be adequate to cover our actual losses and loss adjustment expenses. If our reserves for unpaid losses and loss adjustment expenses are less than actual losses and loss adjustment expenses, we will be required to increase our reserves with a corresponding reduction in our net income in the period in which the deficiency is identified. Future loss experience substantially in excess of our reserves for unpaid losses and loss adjustment expenses could substantially harm our results of operations and financial condition.

Because we conduct our business in Florida only, any single catastrophic event, or a series of such events, or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

We currently conduct our insurance business in Florida only. The distribution of our policies is generally consistent with that of Florida’s population and is therefore more concentrated in densely-populated coastal areas. A single catastrophic event, or a series of such events, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting Florida, particularly the more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified than we are. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Florida could have an adverse effect on our business, financial condition and results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2014 through May 31, 2015, we have purchased $1.175 billion of reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. As of August 31, 2014, the peak of hurricane season, our total insured value was $50.1 billion and we may experience significant losses and loss adjustment expenses in excess of our retention.

Our results of operations may fluctuate significantly based on industry factors as well as our participation in the Citizens depopulation program.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing. As premium levels increase, there may be new entrants to the market, which could then lead to increased competition, a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic hurricanes, may affect the cycles of the insurance business significantly. We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected.

In addition, the uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss adjustment expenses materially different from the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We are not allowed to record contingency reserves to account for expected future losses. As a result, we expect volatility in operating results in periods in which significant loss events occur because generally accepted accounting principles do not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. We anticipate that claims arising from future events may require the establishment of substantial reserves from time to time.

Our results of operations may also vary based on our continued participation in the Citizens depopulation program. As part of a typical assumption transaction with Citizens, we acquire the unearned premium associated with the assumed policies, which, depending on the size of the transaction, may cause significant variability in our financial results from period to period. In June 2013, we entered into a retroactive quota share reinsurance agreement with Citizens that resulted in our recognition of $26.0 million of retroactive insurance income for the year ended December 31, 2013, as we realized income equal to the earned premiums, net of associated losses and loss adjustment expenses, from such policies for the period from January 1, 2013 through May 31, 2013 with no corresponding reinsurance cost. We do not expect to enter into similar retroactive arrangements in connection with future policy assumptions from Citizens. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Our Results of Operations—Retroactive reinsurance income.”

Our successful participation in the Citizens depopulation program depends on the continuation of such program and our ability to select favorable policies to assume.

An important element of our growth strategy involves continued participation in the Citizens depopulation program. As of December 31, 2014, approximately 74% of our 209,400 policies in force were assumed from Citizens. Our ability to participate in this program is subject to a variety of factors, including continuation of the program. There can be no assurance that Citizens will decide to continue the depopulation program for a significant period of time, or at all. In addition, the establishment of the Clearinghouse, which launched in January 2014 and makes certain new or renewed business ineligible to be underwritten by Citizens, may substantially reduce Citizens’ policy count and, in particular, the number of policies we would like to assume. Any efforts by the Florida legislature or Citizens to curtail the depopulation program, materially modify the terms of the program as it relates to personal residential policies, or restrict our participation in the program would hurt our growth prospects and will adversely impair our financial condition and results of operations. When we enter into an assumption transaction with Citizens, we have the opportunity to review information about the policies available for assumption. We undertake a robust selection process in which we analyze various aspects of each policy’s risk profile and, based on the results, select the policies we would like to assume. Our successful participation in the depopulation program depends on our ability to select policies that will be accretive to our financial results. However, our selection process involves many different considerations, and there can be no assurances that we will appropriately assess the risks associated with each policy. As a result, we may select unfavorable policies that could result in substantial losses, which may in turn adversely impact our financial condition and results of operations.

We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s risk under an insurance policy to another insurance company. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. Our ability to recover amounts due from reinsurers under the reinsurance treaties we currently have in effect is subject to the reinsurance company’s ability and willingness to pay and to meet its obligations to us. We attempt to select financially strong reinsurers with an A.M. Best or S&P rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we also rely on our reinsurance broker and rating agencies in evaluating our reinsurers’ ability to meet their obligations to us.

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. For the twelve months ending May 31, 2015, Allianz Global Corporate & Specialty SE provides approximately 81% of our third-party reinsurance coverage. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential and commercial insurance companies that write business in Florida, including us, are required to obtain reinsurance through FHCF, and this coverage comprises a substantial portion of our reinsurance program. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

The cost of reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market, as well as the frequency and magnitude of natural and man-made catastrophes. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

The property and casualty insurance industry in Florida is cyclical and, during times of increased capacity, highly competitive. We compete not only with other stock companies, but also with Citizens, mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field and other companies that write insurance only in Florida. Some of these competitors have greater financial resources, larger agency networks and greater name recognition than we do. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverages offered, and availability of coverage desired by customers, commission structure and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

In addition, industry developments could further increase competition in our industry. These developments could include:

•	an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;

•	an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;

•	changes in Florida’s regulatory climate; and

•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to Heritage P&C.

These developments and others could make the property and casualty insurance marketplace more competitive by increasing the supply of insurance available. If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

Our success depends on our ability to accurately price the risks we underwrite.

Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to successfully perform these tasks, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:

•	the availability of sufficient reliable data and our ability to properly analyze available data;

•	regulatory delays in approving filed rate changes;

•	the uncertainties that inherently characterize estimates and assumptions;

•	our selection and application of appropriate rating and pricing techniques;

•	changes in legal standards, claim resolution practices, and restoration costs; and

•	legislatively imposed consumer initiatives.

In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected.

The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

We license analytic and modeling software from third parties to facilitate our pricing, assess our risk exposure and determine our reinsurance needs. Given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might impact our exposure to losses. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

The failure of our claims department to effectively manage or remediate claims could adversely affect our insurance business, financial results and capital requirements.

We rely on our claims department to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:

•	the accuracy of our adjusters as they make their assessments and submit their estimates of damages;

•	the training, background and experience of our claims representatives;

•	the ability of our claims department to ensure consistent claims handling;

•	the ability of our claims department to translate the information provided by adjusters into acceptable claims resolutions; and

•	the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.

Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately, could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.

Additionally, in the final stage of the claims process, we leverage Contractors’ Alliance’s vendor network to provide repair and remediation services to the policyholder. If such services are not performed properly, we may face liability. Although we maintain professional liability insurance to cover losses arising from our repair and remediation services, there can be no assurances that such coverage is adequate. In addition, our failure to timely and properly remediate claims, or the perception of such failure, may damage our reputation and adversely affect our ability to renew existing policies or write new policies.

If actual renewals of our existing contracts do not meet expectations, our premiums written in future years and our future results of operations could be materially adversely affected.

Our insurance policies are written for a one-year term. We make assumptions about the renewal of our prior year’s contracts, including for purposes of determining the amount of reinsurance we purchase. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums written in future years and our future operations would be materially adversely affected, and we may purchase reinsurance beyond what we believe is the most appropriate level.

Our participation in the new Clearinghouse may not result in an increase in our premium revenue.

Part of our growth strategy includes participating in the Clearinghouse. On March 31, 2014, we were approved to participate in the Clearinghouse, but there can be no assurance that our policy count or gross premiums will increase as a result of our participation in the Clearinghouse because our premiums may not be below the threshold required by Citizens, other carriers participating in the Clearinghouse may be willing to offer similar policies for lower premiums, or we may decide to not provide a quote on these policies if they do not meet our underwriting guidelines. To date, our participation in the clearinghouse has not resulted in a significant number of new policies.

We may not be able to effectively execute our growth strategy.

We may invest significant time and resources to develop and market new lines of business and/or products and services and we may not achieve the return on our investment that we expect. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of a new line of business or a new product or service. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful bringing new insurance products to our marketplace. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy may also involve expansion of our business to states outside of Florida. Geographic diversification may be hindered by the fact that we have a limited operating history, and we may be unable to satisfy requirements imposed by state regulators and other third parties.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer. Further, we may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future growth and future capital requirements will depend on our ability to expand the number of insurance policies we assume or write in Florida, to expand the kinds of insurance products we offer and to expand the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. All of these growth initiatives require capital. Our existing sources of funds include possible sales of common or preferred stock, incurring debt and our earnings from operations and investments. Unexpected catastrophic events in our coverage areas, such as the hurricanes experienced in Florida in the past decade, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financings or curtail our growth. Based on our current operating plan, we believe that our current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect the amount and timing of our capital needs, including our growth and profitability, the availability and cost of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our information technology systems, or those of our key service providers, may fail or suffer a loss of security which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., handling and adjusting claims, the printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material adverse effect on our business.

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced technology, including modeling, underwriting and information technology systems. Because we intend to expand our business by writing additional voluntary policies and entering into new lines of business, we are enhancing our information technology systems to handle and process an increased volume of policies. Additionally, we have engaged service providers to provide us with policy and other administration services for certain of our policies and we intend to continue to utilize third party systems as our policy count grows. The failure of any of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. Moreover, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. A major defect or failure in our internal controls or information technology systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential business and policyholder information in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that our facilities and infrastructure remain secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

The development and implementation of new technologies will require an additional investment of our capital resources in the future.

Frequent technological changes, new products and services and evolving industry standards are all influencing the insurance business. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies.

We do not have significant redundancy in our operations.

We conduct our business primarily from offices located on the west coast of Florida where hurricanes could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, however, we have not fully tested our plan to recover data in the event of a disaster.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriters and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results.

Because we began operations in August 2012 and have relatively few employees, the loss of, or failure to attract, key personnel could have a more significant impact on our business as compared to some of our competitors that are larger or have longer operating histories. We believe that our ability to grow and fully execute our business plan will depend in large part on our ability to attract and retain additional skilled and qualified personnel and to expand, train and manage our employees. We may not be successful in doing so, because the competition for experienced personnel in the insurance industry is intense.

We are dependent on key executives, the loss of whom could adversely affect our business.

Our future success depends to a significant extent on the efforts of our senior management. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

Currently, we only maintain key man life insurance with respect to Bruce Lucas, our Chairman and Chief Executive Officer. If any other member of senior management dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations contained in the Florida Insurance Code. At December 31, 2014, approximately 66% of our total investments, cash and cash equivalents was invested in fixed-maturity and equity securities and mortgage loans with the balance in cash and cash equivalents. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with three financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

Our inability to maintain our financial stability rating may have a material adverse effect on our competitive position, the marketability of our product offerings, and our liquidity, operating results and financial condition.

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. We currently have a Demotech rating of “A” (“Exceptional”). This is the third highest financial stability rating of the six financial stability ratings utilized by Demotech. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of, a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including the shares of our common stock being offered by this prospectus.

On an ongoing basis, rating agencies review the financial performance and condition of insurers and can downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital, a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control. All ratings are subject to continuous review; therefore, the retention of these ratings cannot be assured. A downgrade in any of these ratings could have a material adverse effect on our competitive position, the marketability of our product offerings and our ability to grow in the marketplace.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss severity in the property and casualty insurance industry has continued to increase in recent years, principally driven by larger court judgments. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position and results of operations may be adversely affected.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

•	employing proper underwriting procedures;

•	carefully evaluating the terms and conditions of our policies;

•	geographic diversification; and

•	ceding insurance risk to reinsurance companies.

However, there are inherent limitations in all of these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

Lack of effectiveness of exclusions and other loss limitation methods in the insurance policies we assume or write could have a material adverse effect on our financial condition or our results of operations.

Various provisions of our policies, such as limitations or exclusions from coverage which are designed to limit our risks, may not be enforceable in the manner we intend. In addition, the policies we issue contain conditions requiring the prompt reporting of claims to us and our right to decline coverage in the event of a violation of that condition. While our insurance product exclusions and limitations reduce the loss exposure to us and help eliminate known exposures to certain risks, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted modifying or barring the use of such endorsements and limitations in a way that would adversely affect our loss experience, which could have a material adverse effect on our financial condition or results of operations.

We rely on independent agents to write voluntary insurance policies for us, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We write voluntary personal and commercial insurance policies through a network of independent agents including those policies acquired from SSIC. Of our network of approximately 1,300 independent agents, approximately 55% are affiliated with eight large agency networks with which we have entered into master agency agreements. As of December 31, 2014, voluntary policies written through independent agents including the policies we acquired from SSIC, constituted approximately 25.9% of our total policies in force and represented approximately $95.9 million in annualized premiums. We expect to increase the number of voluntary policies we write as our business expands, which will further increase our reliance on our network of independent agents. In fact, in the future, we may rely on independent agents to be the primary source for our property insurance policies. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from independent agents to sell our products.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather events. Further, it could reduce the affordability and availability of personal residential insurance, which could have an effect on pricing. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed.

We identified material weaknesses in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our Annual Report for the year ending December 31, 2015, provide a management report on the internal controls over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly, and complicated.

As previously reported on our Form S-1 effective May 22, 2014 and quarter’s reports on Forms 10-Q issued during 2014, we have material weaknesses in our internal control over financial reporting related to, among other things, accounting for stock based compensation, equity transactions and income taxes. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring additional finance personnel, and the outsourcing of more complex accounting matters to third party consultants. We will continue to monitor the effectiveness of these remediation efforts as we consider in future reporting periods whether such control deficiencies have been fully remediated.

The occurrence of any of the following may cause investors to lose confidence in the accuracy and completeness of our financial reports and could negatively impact the price of our common stock:

•	our inability to remediate the material weaknesses discussed above;

•	identification of additional material weaknesses in our internal controls over financial reporting;

•	our inability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner;

•	our inability to assert that our internal controls over financial reporting are effective; or

•	our independent registered public accounting firm’s inability to express an opinion as to the effectiveness of our internal controls over financial reporting.

If any of the foregoing occur, we may also become subject to investigations by the stock exchange on which our common stock is listed, the Securities and Exchange Commission (“SEC”) or other regulatory authorities, as well as lawsuits by private plaintiffs.

The requirements of being a public company have increased certain of our costs and require significant management focus.

As a public company, our legal, accounting and other expenses associated with compliance related and other activities have increased. For example, in connection with our initial public offering, we created new board committees and appointed independent directors to comply with the corporate governance requirements of the NYSE. In addition, our management team and board of directors have limited experience implementing public company compliance requirements, and therefore, since our initial public offering, our management and other personnel have diverted attention from operational and other business matters to devote substantial time to such efforts. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined in The Jumpstart Our Business Act of 2012 (the “JOBS Act”). We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and have established an internal audit function. Costs to obtain director and officer liability insurance also contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we currently and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years from our initial public offering or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the year in which we have more than $1.0 billion in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (iv) the last day of the year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in this prospectus or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt- out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt-out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to Regulation of our Insurance Operations

We are subject to extensive regulation which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

We are subject to extensive state regulation. Heritage P&C is subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by both the state in which it is domiciled (Florida) and the states in which it does business (currently only Florida). These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable, and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

State insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company. For example, Florida law requires that a person may not, individually or in conjunction with any affiliated person of such person, acquire directly or indirectly, conclude a tender offer or exchange offer for, enter into any agreement to exchange securities for, or otherwise finally acquire 5% or more of the outstanding voting securities of a Florida domiciled stock insurer or of a controlling company, unless it is in compliance with certain notice and approval requirements. Such restriction may inhibit our ability to grow our business or achieve our business objectives.

Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

Heritage P&C is subject to additional regulation imposed by consent orders entered into with FLOIR in connection with our formation.

In addition to compliance with statutes and regulations, Florida routinely places additional restrictions on new insurers as a condition of receiving their certificate of authority. These restrictions are typically memorialized in a consent order entered into between FLOIR and the insurer applying for a certificate of authority. We are subject to such a consent order. We have, in certain cases, agreed to higher or more stringent restrictions than are otherwise required under Florida law. The material restrictions we have agreed to include:

•	Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant the consent order, we agreed to establish a minimum capital and surplus of $18.0 million.

•	Florida law restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. Pursuant to the consent order, we agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR during 2012, 2013 and 2014. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we have received approval to exceed these projected premiums.

•	Florida law places no restrictions on the parent of an insurer, or other upstream entities, with regard to the payment of dividends. Pursuant to the consent order, we agreed to not make any distributions to stockholders prior to July 31, 2015, except such distributions as are required to offset stockholders’ tax obligations resulting from the ownership of our equity or such distributions as may be approved by FLOIR in advance and in writing.

•	Florida law allows an insurer to pay certain dividends to stockholders without approval of FLOIR. Pursuant to the consent order, we agreed that, until July 31, 2017, Heritage P&C would pay only those dividends that have been approved in advance and in writing by FLOIR.

In addition, we are subject to several consent orders setting conditions upon FLOIR’s approval of the various Citizens assumption transactions in which we have participated. For example, beginning with our June 2013 assumption transaction, we are required to offer to renew each assumed policy for a minimum of three years and limit rate increases to the higher of those offered by Citizens for comparable risks or 10%.

In the event we are unable to comply with the additional regulation imposed by these consent orders, it may adversely affect our ability to operate our business.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in Florida, the only state in which we currently conduct business. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. For example, in 2013 FLOIR asked the Florida legislature to amend the Florida Insurance Code in conformity with the latest amendments to the NAIC Model Holding Company System Regulatory Act. Among other things, such amendments would require the ultimate controlling person of any Florida insurance company to file an Annual Report identifying the material risks within the insurance holding company system that could pose enterprise risk to the insurance company. The proposed legislation was not enacted in 2013, but is expected to be reintroduced and eventually enacted into law.

From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property and casualty insurance. Our insurance company subsidiary currently transacts insurance only in Florida, where the recent political environment has led to aggressive regulation of property and casualty insurance companies. We expect this to continue for the foreseeable future. For example, in 2007, Florida enacted legislation that led to rate levels in the private insurance market that we believe, in many instances in the past, were inadequate to cover the related underwriting risk. This same legislation required Citizens to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market. Florida lawmakers may continue to enact or retain legislation that suppresses the rates of Citizens, further adversely impacting the private insurance market and increasing the likelihood that it must levy assessments on private insurance companies and ultimately on Florida consumers. These and other aspects of the political environment in jurisdictions where we operate may reduce our profitability, limit our growth, or otherwise adversely affect our operations.

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices.

Currently, the federal government does not directly regulate the insurance business. However, in recent years the state insurance regulatory framework has come under increased federal scrutiny. Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal regulation or to allow an optional federal charter, similar to banks. In addition, changes in federal legislation and administrative policies in several areas, including changes in the Gramm-Leach-Bliley Act, financial services regulation and federal taxation, can significantly impact the insurance industry and us.

We cannot predict with certainty the effect any enacted, proposed or future state or federal legislation or NAIC initiatives may have on the conduct of our business. Furthermore, there can be no assurance that the regulatory requirements applicable to our business will not become more stringent in the future or result in materially higher costs than current requirements, or that creation of a federal insurance regulatory system will not adversely affect our business or disproportionately benefit our competitors. Changes in the regulation of our business may reduce our profitability, limit our growth or otherwise adversely affect our operations.

Our insurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance subsidiary is subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws, currently the laws of Florida. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiary to report its results of risk-based capital calculations to FLOIR and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2014, Heritage P&C’s risk-based capital ratio was 459%

In addition, our insurance subsidiary is required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. The insurance subsidiary could exceed these ratios if its volume increases faster than anticipated or if its surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant to the consent order we entered into in connection with receiving our certificate of authority, we agreed to establish a minimum capital and surplus of $18.0 million. As of December 31, 2014, our insurance subsidiary held surplus of $172.7 million. Florida law also restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. As of December 31, 2014, our insurance subsidiary’s gross and net writing ratios were 2.5 to 1 and 1.9 to 1, respectively. Pursuant to the consent order, we agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR during 2012, 2013, and 2014. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we have received approval to exceed these projected premiums.

Any failure by our insurance subsidiary to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by the laws of Florida (or other states where we may eventually conduct business) could subject it to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

Any changes in existing risk-based capital requirements, minimum statutory capital requirements, or applicable writings ratios may require us to increase our statutory capital levels, which we may be unable to do.

Regulation limiting rate increases and requiring us to participate in loss sharing may decrease our profitability.

From time to time, political dispositions affect the insurance market, including efforts to effectively suppress rates at a level that may not allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost.

Additionally, we are required to participate in guaranty funds for insolvent insurance companies. The funds periodically assess losses against all insurance companies doing business in the state. Our operating results and financial condition could be adversely affected by any of these factors.

Risks Relating to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•	the failure of research analysts to cover our common stock;

•	general economic, industry and market conditions;

•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	material litigation or government investigations;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	changes in key personnel;

•	sales of common stock by us, our principal stockholders or members of our management team;

•	the granting or exercise of employee stock options;

•	volume of trading in our common stock; and

•	impact of the facts described elsewhere in “Risk Factors.”

In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our share price.

We do not currently intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock for the foreseeable future. Instead, we intend to retain future earnings to fund our growth. In addition, as a holding company, our ability to pay dividends will depend on amounts that our subsidiaries are able to pay us. We have agreed to refrain from making distributions to our equity holders through July 31, 2015, except for such distributions as are required to offset holders’ tax obligations or as may be approved by FLOIR in advance and in writing. Further, for a five-year period beginning on July 31, 2012, Heritage P&C, as a newly licensed insurer in Florida, is precluded from paying dividends unless approved by FLOIR. There is no guarantee that we or Heritage P&C will elect to pay dividends when permitted to do so. Finally, business and regulatory considerations may impact the amount of dividends actually paid, and prior approval of dividend payments may be required. Therefore, you may not receive a return on your investment in our common stock by receiving a payment of dividends.

Heritage Insurance Holdings, Inc. is a holding company and does not conduct any substantive operations. As a result, its ability to pay dividends will be dependent upon the financial results and cash flows of its operating subsidiaries and the distribution or other payment of cash to it in the form of dividends or otherwise. The direct and indirect subsidiaries of the issuer are separate and distinct legal entities and have no obligation to make any funds available to the issuer.

In addition, the declaration and payment of dividends will be at the discretion of our board of directors and will be dependent upon the profits and financial requirements of our company and other factors, including legal and regulatory restrictions on the payment of dividends, general business conditions and such other factors as our board of directors deems relevant.

Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such certificate of incorporation and bylaws will include, among other things, the following:

•	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•	stockholder action can only be taken at a special or regular meeting and not by written consent;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•	removal of directors only for cause; and

•	allowing only our board of directors to fill vacancies on our board of directors.

We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we will not be subject to any anti-takeover effects of Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests, including an acquisition that would result in a price per share at a premium over the market price, and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Applicable insurance laws may make it difficult to effect a change of control of our company.

State insurance holding company laws require prior approval by the state insurance department of any change of control of an insurer that is domiciled in that respective state. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company. Because Heritage P&C is domiciled in Florida, we are subject to Florida law, which prohibits any person from acquiring 5% or more of our outstanding voting securities without the prior approval of FLOIR. However, a party acquiring more than 5% but less than 10% of our voting securities that does not otherwise exercise control may make such acquisition without prior approval by filing a disclaimer of affiliation and control with FLOIR. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Our business and stock price may suffer as a result of our limited public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We completed our initial public offering in May 2014. Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed. In addition, no or very few securities or industry analysts cover of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

In April 2013, we purchased a two-building 13-acre campus located in Clearwater, Florida for aggregate consideration of $9.8 million and contributed the property to our wholly-owned subsidiary, Skye Lane. We established our operating headquarters on this site in March 2014. Approximately 88% of the property is occupied by unaffiliated tenants. In 2014, we built a parking garage on the property to better accommodate the parking needs of the tenants.

Item 3. Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. The following table sets forth the high and low sale prices as reported on the NYSE. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Year	Quarter	High	Low	Dividends Paid Per Share
2014	First	$—	$—	$—
	Second	$15.38	$11.29	$—
	Third	$15.70	$13.60	$—
	Fourth	$19.84	$14.03	$—

The closing sale price of our common stock as reported on the NYSE on March 9, 2015 was $22.36 per share. As of such date there were 108 holders of record of our common stock based on information provided by our transfer agent.

Dividends

We do not plan to pay a regular dividend on our common stock for the foreseeable future. The declaration and payment of all future dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our financial condition, earnings and contractual obligations. Moreover, our ability to pay dividends if and when our board of directors determines to do so, may be restricted by regulatory limits on the amount of dividends Heritage P&C is permitted to pay to us. We have agreed to refrain from making distributions to our equity holders through July 31, 2015, except for such distributions as are required to offset members’ tax obligations or as may be approved by FLOIR in advance and in writing. Further, until July 31, 2017, Heritage P&C has agreed to pay only those dividends that have been approved in advance and in writing by FLOIR. Heritage P&C has not paid, and has not sought approval from FLOIR to pay, any dividends to date.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statements of operations data for the years ended December 31, 2014, 2013 and for the period of August 7, 2012 (inception) to December 31, 2012 and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from our consolidated financial statements appearing in Item 8 of this Annual Report. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	August 7, 2012 (inception) to December 31, 2012
	(In thousands, except per share data)
Revenue:
Gross premiums written	$436,407	$218,537	$43,384
Gross premiums earned	$311,514	$139,959	$5,719
Net premiums earned	$223,612	$95,159	$5,599
Net investment income and realized gains (losses)	$4,153	$726	$27
Other revenue	$6,055	$2,901	$4
Total revenue	$233,820	$124,832	$5,630

Expenses:
Loss and loss adjustment expenses	$89,560	$38,501	$1,402
Other operating expenses	$70,008	$30,854	$8,006
Total expenses	$159,568	$69,371	$10,237

Income (loss) before income taxes	$74,252	$55,461	$(4,607)
Provision for income taxes	$27,155	$21,248	$859
Net income (loss)	$47,097	$34,213	$(5,466)

Earnings (loss) per share:
Basic	$1.92	$2.39	$(0.87)
Diluted	$1.82	$2.36	$(0.87)

Ratios to net premiums earned:
Net loss ratio	40.1%	40.5%	25.0%
Net expense ratio	31.3%	32.4%	143.0%
Combined ratio	71.4%	72.9%	168.0%

Balance Sheet Data:
	As of December 31, 2014	As of December 31, 2013
	(In thousands)
Cash and invested assets	$491,640	$201,236
Prepaid reinsurance premiums	$43,148	$31,252
Deferred policy acquisition costs	$24,370	$9,765
Total Assets	$615,031	$281,978

Unpaid loss and loss adjustment expense	$51,469	$19,344
Unearned premiums	$241,136	$116,243
Reinsurance payable	$17,113	$29,591
Total Liabilities	$359,942	$181,073
Total Stockholders’ Equity	$255,089	$100,905

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Overview: Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented.

Financial Results Highlights for the Year Ended December 31, 2014

•	Approximately 209,400 policies in-force at December 31, 2014, of which approximately 74.1% were assumed from Citizens, 14.2% were assumed from SSIC and 11.7% were from voluntary sales

•	Gross premiums written of $436.4 million and total revenue of $233.8 million

•	Net premiums earned of $223.6 million

•	Net income of $47.1 million

•	Combined ratio of 79.4% on a gross basis and 71.4% on a net basis

•	Cash, cash equivalents and investments of $491.6 million, with total assets of $615.0 million

Consolidated Results of Operations: An analysis and discussion of our financial results comparing our consolidated results of operations for the year ended December 31, 2014 to the year ended December 31, 2013, is discussed below. Our Company was formed in August 2012 and we did not generate revenue until December 2012 when we commenced our first assumption transaction with Citizens, and wrote our first voluntary policies. Due to the limited operating activities in 2012, we are not presenting a comparative analysis between the year ended December 31, 2013 and the period August 7, 2012 (inception) to December 31, 2012.

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31, 2014	Year Ended December 31, 2013	August 7, 2012 (inception) to December 31, 2012
Revenue
Gross premiums written	$436,407	$218,537	$43,384
Increase in gross unearned premiums	(124,893)	(78,578)	(37,665)

Gross premiums earned	311,514	139,959	5,719
Ceded premiums	(87,902)	(44,800)	(120)

Net premiums earned	223,612	95,159	5,599
Net investment income	3,849	1,049	27
Retroactive reinsurance (1)	—	26,046	—
Net realized investment (losses) gains	304	(323)	—
Other revenue	6,055	2,901	4

Total revenue	$233,820	$124,832	$5,630

Expenses
Losses and loss adjustment expenses	89,560	38,501	1,402
Policy acquisition costs	36,510	6,150	84
General and administrative expenses(2)	33,498	24,704	7,922
Interest expense	—	16	829

Total expenses	159,568	69,371	10,237

Income (Loss) before income taxes	74,252	55,461	(4,607)
Income taxes	27,155	21,248	859

Net income (loss)	$47,097	$34,213	$(5,466)

Income (loss) available (attributable) to common stockholders	$47,097	$34,213	$(5,466)

Per Share Data:
Basic earnings per common share (3)	$1.92	$2.39	$(0.87)
Diluted earnings per common share (3)	$1.82	$2.36	$(0.87)
Selected Other Data
Book value per share (3)(4)	$8.56	$7.20	$3.38
Growth in book value per share (4)	18.9%	113.0%	(14)%
Return on average equity (4)	26.5%	45.0%	335.0%
Ratios to Gross Premiums Earned:
Ceded premium ratio	28.2%	32.0%	2.1%
Loss Ratio	28.7%	27.5%	24.5%
Expense Ratio	22.5%	22.0%	140.0%

Combined Ratio	79.4%	81.6%	166.6%
Ratios to Net Premiums Earned: (5)
Loss Ratio	40.1%	40.5%	25.0%
Expense Ratio	31.3%	32.4%	143.0%

Combined Ratio	71.4%	72.9%	168.0%

1.	Retroactive reinsurance income of $26.0 million during the year ended December 31, 2013 represents premiums earned, net of losses, for the period from January 1, 2013 through May 31, 2013 from a retroactive reinsurance quota share agreement entered into in connection with our assumption of approximately 39,000 policies from Citizens in June 2013. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
2.	General and administrative expenses for the years ended December 31, 2014, December 31, 2013 and for the period August 7, 2012 (inception) to December 31, 2012 includes $3.3 million, $5.7 million and $5.5 million of stock-based compensation expense, respectively.
3.	Share and per share data for the periods presented gives retroactive effect to the 2,550-for-1 stock split effected on May 7, 2014, but does not give retroactive effect to the “Warrant Exercise” and, together with the Conversion, the “Reorganization Transactions”.
4.	Includes the value, as of the end of each period, of the redeemable equity.
5.	The ratios presented do not reflect the impact of the retroactive reinsurance income described in footnote 1 above. For a definition of each of the ratios presented, see “Key Components of Our Results of Operations—Ratios.”

Critical Accounting Policies and Estimates: Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates.

We intend the discussion of our financial condition and results of operations that follows to provide information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document.

Key Components of our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a period, the sum of assumed premiums written (premiums from policies that we assumed from Citizens, net of opt-outs, as well as policies acquired from SSIC) plus direct premiums written (premiums from subsequent renewals of Citizens’ policies and voluntary policies written during the period, net of any midterm cancellations), in each case prior to ceding premiums to reinsurers.

Gross premiums earned. Gross premiums earned represent the total premiums earned during a period from policies assumed from Citizens, net of opt-outs, as well as policies acquired from SSIC, subsequent renewals of such policies and voluntary policies. Premiums associated with assumed policies are earned ratably over the remaining term of the policy and premiums associated with voluntary and renewed policies are earned ratably over the twelve-month term of the policy.

Ceded premiums. Ceded premiums represent the cost of our reinsurance during a period. We recognize the cost, excluding premiums ceded to Osprey, of our reinsurance program ratably over the twelve month term of the arrangement. In most cases, our reinsurance contracts are effective June 1 and run through May 31 of the following year.

Net premiums earned. Net premiums earned reflect gross premiums earned less ceded premiums during the period.

Retroactive reinsurance income. Retroactive reinsurance income represents the income, net of associated losses and loss adjustment expenses, arising from the retroactive reinsurance agreement we entered in connection with our assumption of approximately 39,000 policies from Citizens in June 2013. Under this retroactive reinsurance agreement, we realized income equal to the earned premiums, net of associated losses and loss adjustment expenses, from such polices for the period from January 1, 2013 through May 31, 2013 with no corresponding reinsurance costs. The earned premiums for the period from June 1, 2013 through June 27, 2013 (the date the assumption agreement) are effective) are included in gross premiums written for the year ended December 31, 2013. The retroactive reinsurance agreement, which was a key element of our decision to enter into an assumption transaction at the outset of hurricane season, is not typical of our assumption transactions with Citizens. The typical assumption transaction with Citizens provides for the assumption of unearned premiums as of the effective date of the transaction, and does not result in the transfer of earned premiums and losses and loss adjustment expenses for prior periods. We do not expect to enter into similar retroactive arrangements with Citizens in connection with future policy assumptions.

Net investment income. Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, dividends on equity securities, and the gains or losses from the sale of investments.

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

Expenses

Losses and loss adjustment expenses. Losses and loss adjustment expenses reflect losses paid, expenses paid to resolve claims, such as fees paid to adjusters, attorneys and investigators, and changes in our reserves for unpaid losses and loss adjustment expenses during the period, in each case net of losses ceded to reinsurers. Our reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of resolving all reported claims plus all losses we incurred related to insured events that we assume have occurred as of the reporting date, but that policyholders have not yet reported to us (which are commonly referred to as incurred but not reported, or “IBNR”). We estimate our reserves for unpaid losses using individual case-based estimates for reported claims and actuarial estimates for IBNR losses. We continually review and adjust our estimated losses as necessary based on industry development trends, our evolving claims experience and new information obtained. If our unpaid losses and loss adjustment expenses are considered deficient or redundant, we increase or decrease the liability in the period in which we identify the difference and reflect the change in our current period results of operations.

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

Provision for income taxes. Provision for income taxes historically consisted of income taxes associated with our subsidiaries that are taxed as corporations. On May 22, 2014, we converted from a limited liability company to a corporation. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 38.575% under current tax law.

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

Results of Operations – Year Ended December 31, 2014 Compared to December 31, 2013

Revenue

Gross premiums written

Gross premiums written increased from $218.5 million for the year ended December 31, 2013 to $436.4 million for the year December 31, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC, the growing number of new voluntary policies written and the assumption of approximately 55,000 personal residential policies from Citizens and 32,000 from SSIC, as well as approximately 2,200 commercial residential policies from Citizens in 2014. Of our gross premiums written for the year December 31, 2014, $283.3 million represents direct premiums written and $153.1 million represents assumed premiums written. Of the $283.3 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $217.1 million and renewals of policies previously assumed from SSIC accounted for $23.9 million, while voluntary business accounted for $42.2 million. The assumed premiums written of $153.1 million were comprised of $124.5 million from policies assumed from Citizens and $28.6 million from policies assumed from SSIC.

Gross premiums earned

Gross premiums earned increased from $140.0 million for the year ended December 31, 2013 to $311.5 million for the year ended December 31, 2014. Our policies in force as of December 31, 2013 and 2014 were approximately 85,100, and 209,400 respectively, and this increase had a favorable impact on our gross premiums earned. Approximately $28.5 million of gross premiums earned during the year ended December 31, 2014 was attributable to the SSIC policies acquired on June 27, 2014, and $17.0 million from our entrance into the commercial residential line of business during the fourth quarter of 2014, via assumptions from Citizens and new voluntary writings.

Ceded premiums

Ceded premiums increased from $44.8 million for the year ended December 31, 2013 to $87.9 million for the year ended December 31, 2014. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above, partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $200 million of catastrophe bonds issued by a third party, and improved geographic spread of risk. Additionally prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane losses through May 31, 2013.

Net premiums earned

Net premiums earned increased from $95.2 million for the year ended December 31, 2013 to $223.6 million for the year ended December 31, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the year ended December 31, 2014 as compared to the year ended December 31, 2013, partially offset by increased ceded earned premiums.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $0.7 million for the year ended December 31, 2013 to $4.2 million for the year ended December 31, 2014. The increase in net investment income is due to the significant increase in invested assets from $136.2 million at December 31, 2013 to $331.2 million at December 31, 2014. The increase resulted primarily from policy growth.

Retroactive reinsurance income

Retroactive reinsurance income of $26.0 million for the year ended December 31, 2013 was a non-recurring event. In connection with our assumption of 39,000 policies in June 2013, we entered into a retroactive quota share reinsurance agreement with Citizens that resulted in our recognition of $26.0 million of retroactive reinsurance income, representing the earned premium, net of associated losses and loss adjustment expenses, from such policies for the period from January 1, 2013 through May 31, 2013.

Other revenue

Other revenue increased from $2.9 million for the year ended December 31, 2013 to $6.1 million for the year ended December 31, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013, contributed to the increase in other revenue.

Total revenue

Total revenue increased from $124.8 million for the year ended December 31, 2013 to $233.8 million for the year ended December 31, 2014. The increase in total revenue was due primarily from the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the year ended December 31, 2014 as compared to the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $38.5 million for the year ended December 31, 2013 to $89.6 million for the year ended December 31, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as a modest increase in the loss ratio. Losses and loss adjustment expenses for the year ended December 31, 2014 include losses paid of $57.4 million and a $32.1 million increase in unpaid losses and loss adjustment expenses, including the addition of $19.1 million of IBNR reserves. As of December 31, 2014, we reported $51.5 million in unpaid losses and loss adjustment expenses which included $30.1 million attributable to IBNR, or 58.4% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $6.2 million for the year ended December 31, 2013 to $36.5 million for the year ended December 31, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, $7.6 million of the $10 million SSIC policy acquisition fee was amortized during the year ended December 31, 2014.

General and administrative expenses

General and administrative expenses increased from $24.7 million for the year ended December 31, 2013 to $33.5 million for the year ended December 31, 2014. The increase in 2014 was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity.

Provision for income taxes

Provision for income taxes was $21.2 million and $27.2 million for the years ended December 31, 2013 and 2014, respectively. Our effective tax rates for the years ended December 31, 2013 and 2014 was 38.3% and 36.6%, respectively. The decrease in the effective tax rate is a result of limited liability company status income in 2014, prior to the conversion of the parent to a corporation in May 2014 compared to a loss recognized by the limited liability company status of the parent company in 2013.

Net Income

Our results of operations for the year ended December 31, 2014 reflect net income of $47.1 million, or $1.82 earnings per diluted common share, compared to net income of $34.2 million, or $2.36 earnings per diluted common share, for the year ended December 31, 2013. The weighted average shares outstanding on a diluted basis increased from 14.5 million shares to 25.8 million shares as of December 31, 2014, primarily due to the Company’s IPO on May 22, 2014 and related warrants exercise. This caused the reduced earnings per diluted share in 2014, despite the increase in net income.

Ratios – Year Ended December 31, 2014 Compared to December 31, 2013

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio decreased from 32.0% for the year ended December 31, 2013 to 28.2% for the year ended December 31, 2014. This decrease is primarily due to lower reinsurance costs due to favorable reinsurance market conditions, the availability of lower cost reinsurance related to $200 million of catastrophe bonds issued by a third party and improved geographic spread of risk.

Gross loss ratio

Our gross loss ratio increased from 27.5% for the year ended December 31, 2013 to 28.7% for the year ended December 31, 2014, primarily due to an increase in IBNR.

Net loss ratio

Our net loss ratio decreased from 40.5% for the year ended December 31, 2013 to 40.1% for the year ended December 31, 2014, primarily as a result in the improvement of the ceded premium ratio to gross earned premiums.

Gross expense ratio

Our gross expense ratio increased modestly from 22.0% for the year ended December 31, 2013 to 22.5% for the year ended December 31, 2014, primarily as a result of the acquisition costs associated with the SSIC book of business that was acquired on June 27, 2014.

Net expense ratio

Our net expense ratio decreased from 32.4% for the year ended December 31, 2013 to 31.3% for the year ended December 31, 2014, primarily as a result of the improvement of the ceded premium ratio to gross earned premiums.

Combined ratio

Our combined ratio on a gross basis decreased from 81.5% for the year ended December 31, 2013 to 79.4% for the year ended December 31, 2014. Our combined ratio on a net basis decreased from 72.9% for the year ended December 31, 2013 to 71.4% for the year ended December 31, 2014. The changes in our combined ratio, on both a gross and net basis, are primarily as a result of the improvement of the ceded premium ratio to gross earned premiums.

Period from August 7, 2012 (inception) to December 31, 2012

Our Company was formed in August 2012. We did not generate revenue until December 2012 when we commenced our first assumption transaction with Citizens, and wrote our first voluntary policies. Due to the limited operating activities in 2012, we are not presenting a comparative analysis between the year ended December 31, 2013 and the period August 7, 2012 (inception) to December 31, 2012.

Revenue

Gross premiums written

Gross premiums written for the period ended December 31, 2012 were $43.4 million and primarily related to our assumption of approximately 37,000 policies from Citizens in December 2012.

Gross premiums earned

Gross premiums earned for the period ended December 31, 2012 were $5.7 million and primarily related to our December 2012 assumption transaction with Citizens.

Ceded premiums

Ceded premiums during the period ended December 31, 2012 were $0.1 million. The Company was only required purchase reinsurance in 2012 to protect the Company against non-hurricane catastrophes. This resulted in low ceded premiums in relation to gross premiums earned.

Net premiums earned

Net premiums earned for the period ended December 31, 2012 were $5.6 million.

Net investment income

Net investment income was $27,000 for the period ended December 31, 2012.

Total revenue

Total revenue for the period ended December 31, 2012 was $5.6 million.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses for the period ended December 31, 2012 were $1.4 million and reflect our brief period of operations. No meaningful conclusions relating to trends or variance from expectations can be drawn from the very few reported losses during the period. Consequently, we established IBNR reserves consistent with the risk characteristics related to the exposures drawn from our assumption of policies from Citizens in December 2012.

Policy acquisition costs

Policy acquisition costs were $84,000 for the period ended December 31, 2012 and related to an insignificant number of voluntary polices written in 2012.

General and administrative expenses

General and administrative expenses were $7.9 million for the period ended December 31, 2012 and primarily related to stock-based compensation of $5.5 million and start-up expenses.

Interest expense

Interest expense was $0.8 million for the period ended December 31, 2012 and related to the payment of a 20% fee payable upon the exchange of $3.9 million aggregate principal amount of notes for equity.

Provision for income taxes

Provision for income taxes was $0.9 million for the period ended December 31, 2012. Heritage P&C had taxable income for the period ended December 31, 2012, while our limited liability company subsidiaries sustained losses. Such losses were passed through to our equity holders and were not available to offset Heritage P&C’s taxable income.

Liquidity and Capital Resources

As of December 31, 2014, we had $160.5 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company described below. We also had $4.3 million in restricted cash to meet our contractual obligations related to the CAT bonds issued by Citrus Re.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. In December, the FLOIR approved the removal of $45 million from the collateral trust account following the end of the 2014 hurricane season. As of December 31, 2014, $5.0 million was held in Osprey’s trust account and an additional $5 million was collateralized with a letter of credit. At December 31, 2014, the Company and the FLOIR deemed $10 million to be sufficient to satisfy Osprey’s reinsurance obligations from non-hurricane catastrophic events. Further, $35.0 million of the $45.0 million that was removed from the collateral trust accounts was contributed as paid in surplus, to Heritage Property & Casualty.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay Heritage P&C’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

As of December 31, 2014, we had 29,794,960 shares of common stock outstanding, and warrants and options to purchase 1,685,923 shares of common stock, reflecting total paid-in capital of $188.3 million as of such date.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table (in thousands):

	Periods Ended December 31,
	2014	Change	2013	Change	2012
Net cash provided by (used in):

Operating activities	$194,196	$89,145	$105,051	$55,576	$49,475
Investing activities	(200,047)	(63,553)	(136,494)	(122,606)	(13,888)
Financing activities	101,273	68,643	32,630	4,345	28,285

Net increase (decrease) in cash and cash equivalents	$95,422	$94,235	$1,187	$(62,685)	$63,872

Operating Activities

Net cash provided by operating activities for December 31, 2013 was $105.1 million as compared to $194.2 million cash provided during the year ended December 31, 2014. The increase was primarily due to the significant policy growth experienced in 2014.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 was $136.5 million as compared to $200.0 million for the year ended December 31, 2014, reflecting the investment of funds provided by operating activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $32.6 million, as compared to $101.3 million for the year ended December 31, 2014. On May 29, 2014 we completed our IPO, which along with the concurrent private placement, raised $78.6 million. In addition, and in connection with the IPO, $22.5 million was raised from the exercise of warrants from existing stockholders.

Taxation

Deferred Tax Asset and Current Tax Liability

We report a deferred tax asset arising from the portion (20%) of unearned premiums that are otherwise recognized as taxable income in advance of being earned for financial reporting purposes. Accordingly, our income taxes currently paid and payable also reflect this temporary difference between taxable income and earned income reported in our financial statements. The increases in our deferred tax asset from December 31, 2013 through December 31, 2014 reflect the significant unearned premiums arising from our assumption transactions and the additional resulting temporary differences due to certain amounts being taxable in advance of being recognized as earned for financial reporting purposes.

Conversion to a Corporation

On May 22, 2014, Heritage Insurance Holdings, Inc. was converted from a limited liability company to a corporation. As a limited liability company, Heritage Insurance was treated as a partnership for tax purposes, and accordingly was not subject to entity-level federal or state income taxation. Our income tax provision generally consists of income taxes payable by our separate subsidiaries that are taxed as corporations and which have been taxed as such since our inception. As such, our effective tax rate as a limited liability company has historically been driven primarily by the taxable income recognized by our subsidiaries. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we expect to result in a statutory tax rate of approximately 38.575% under current tax law.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1, under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, of this Form 10-K Annual Report contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position.

Premiums. We recognize direct and assumed premiums written as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance of $250,000 and $0 for uncollectible premiums at December 31, 2014 and 2013 respectively.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premium liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and loss adjustment expenses, also referred to as loss reserves, represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and loss adjustment expenses and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date.

We establish two categories of loss reserves as follows:

•	Case reserves—When a claim is reported, we establish an initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon the judgment of our claims professionals who are familiar with property and liability losses associated with the coverage offered by our policies. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims.

•	IBNR reserves—Our IBNR reserves include true IBNR reserves plus “bulk” reserves. True IBNR reserves represent amounts related to claims for which a loss occurred on or before the date of the financial statements but which have not yet been reported to us. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on known claims. We estimate our IBNR reserves by projecting our ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

When we establish our reserves, we analyze various factors such as the evolving historical loss experience of the insurance industry as well as our experience, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the foregoing factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any projection of the future, the ultimate amount we will pay for losses will be different from the reserves we record.

We determine our ultimate loss reserves by selecting a point estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception, as well as industry information relevant to the population of exposures drawn from Citizens. At our current level of experience, industry information strongly influences the basis for estimates of claims related factors. We expect that our loss experience will be of growing significance in future periods.

Our independent actuary evaluated the adequacy of our reserves as of December 31, 2014 and concluded that total reserves ranging from a low of $45.3 million to a high of $51.9 million would meet the requirements of the insurance laws of Florida, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $21.4 million of recorded case reserves, we recorded $30.1 million of IBNR reserves as of December 31, 2014 to achieve overall reserves of $51.5 million.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the Pro-forma impact of hypothetical changes in our loss reserves on our net income, stockholders’ equity and liquidity as of and for the year ended December 31, 2014 (in thousands).

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Loss Reserves	$51,469	$45,357		$51,943

Impact on:
Net income	$47,097	$50,851	8.0%	$46,806	(0.6)%
Stockholders’ equity	$255,089	$258,843	1.5%	$254,798	(0.1)%
Cash, cash equivalents and investments	$491,640	$491,640	0.0%	$491,640	—
Adjusted cash, cash equivalents and investments(1)	$460,025	$463,779	0.8%	$459,734	(0.1)%

(1)	Adjusted cash, cash equivalents and investments is intended to present a measure of future liquidity and consists of cash, cash equivalents and investments, less loss reserves, net of taxes, assuming a 38.575% tax rate.

Policy Acquisition Costs. We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy.

At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs.

Reinsurance. We follow industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are short-term, prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our prepaid reinsurance premiums over the 12-month contract period.

In the event that we incur losses recoverable under our reinsurance program, we record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to our estimate of unpaid losses. In the event that we incur losses recoverable under the reinsurance program, the estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to our reserves for unpaid losses.

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2014 and December 31, 2013, respectively.

Investments. We currently classify all of our investments in fixed maturity securities and equity securities as available-for-sale, and report them at fair value. We classify our investment in a mortgage loan as held to maturity and report it at amortized cost. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of other comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on investments over the remaining maturity period of the related investments using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

Quarterly, we perform an assessment of our investments to determine if any are “other-than-temporarily” impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or “other-than-temporary”. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities or mortgage loans, we intend to sell the investment or it is more likely than not that we will have to sell the investment before we recover the amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we were to determine that an equity security has incurred an “other-than-temporary” impairment, we would permanently reduce the cost of the security to fair value and recognize an impairment charge. If a debt security or mortgage loan is impaired and we either intend to sell the security or mortgage loan or it is more likely than not that we will have to sell the security or mortgage loan before we are able to recover the amortized cost, then we would record the full amount of the impairment in our net income.

A large portion of our investment portfolio consists of fixed maturity securities and a mortgage loan, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

Fair Value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of the Company’s financial instruments, the Company prioritizes those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1—Assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company is able to access;

•	Level 2—Asset and liabilities with values based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; or valuation models with inputs that are observable, directly or indirectly for substantially the term of the asset or liability.

•	Level 3—Assets and liabilities with values that are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Unobservable inputs reflect the Company’s estimates of the assumptions that market participants would use in valuing the assets and liabilities.

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2014 and December 31, 2013. Changes in interest rates subsequent to December 31, 2014 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2014 and December 31, 2013 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Our non-financial assets, such as goodwill, purchased intangible assets, and property and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Stock-Based Compensation. We recognize compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. We recorded $3.3 million, $5.7 million and $5.5 of stock-based compensation in 2014, 2013 and 2012, respectively.

Income taxes. On May 22, 2014, the Company converted from a limited liability company to a corporation. As a limited liability company, the Company was treated as a partnership for tax purposes, and accordingly was not subject to entity-level federal or state income taxation. The Company’s income tax provision generally consisted of income taxes payable by its separate subsidiaries that are taxed as corporations. As such, the Company’s effective tax rate as a limited liability company has historically been driven primarily by the taxable income recognized with respect to gross premiums written. As a corporation, the Company is subject to typical corporate U.S. federal and state income tax rates on a consolidated basis which it expects to result in a statutory tax rate of approximately 38.575% under current tax law.

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. Should a change in tax rates occur, we recognize the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Realization of our deferred income tax assets depends upon our generation of sufficient future taxable income.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income tax-related interest during the year ended December 31, 2014 or the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

Insurance premiums are established before we know the amount of loss and LAE and the extent to which inflation may affect such expenses. Consequently, we attempt to anticipate the future impact of inflation when establishing rate levels. While we attempt to charge adequate rates, we may be limited in raising our premium levels for competitive and regulatory reasons. Inflation also affects the market value of our investment portfolio and the investment rate of return. Any future economic changes which result in prolonged and increasing levels of inflation could cause increases in the dollar amount of incurred loss and LAE and thereby materially adversely affect future liability requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at December 31, 2014 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2014 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$257,418	$(35,667)	(12)%
200 basis point increase	$269,307	$(23,778)	(8)%
100 basis point increase	$281,196	$(11,889)	(4)%
100 basis point decrease	$304,708	$11,623	4%
200 basis point decrease	$314,030	$20,945	7%
300 basis point decrease	$318,947	$25,862	9%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2014 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of Total Estimated Fair Value
AAA	$62,416	21%	$62,448	21%
AA+	$25,381	9%	$25,632	9%
AA-	$23,786	8%	$24,145	8%
AA	$43,923	15%	$44,405	15%
A+	$28,060	10%	$28,434	10%
A-	$32,613	11%	$32,920	11%
A	$36,869	13%	$37,064	13%
BBB+	$26,806	9%	$26,903	9%
BBB-	$1,951	1%	$1,956	1%
BBB	$8,067	3%	$8,094	3%
BB+	$698	0%	$703	0%
BB	$302	0%	$305	0%
B+	$78	0%	$76	0%

Total	$290,950	100%	$293,085	100%

Our equity investment portfolio at December 31, 2014 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2014 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair Value
Stocks by sector:
Financial	$4,333	14%
Energy	15,661	50%
Other	8,411	27%

Subtotal	$28,405	91%

Mutual Funds and ETF By type:
Equity	2,820	9%

Subtotal	2,820	9%

Total	$31,225	100%

Foreign Currency Exchange Risk

At December 31, 2014, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

INDEX OF CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013	50

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012	51

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012	52

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012	53

Notes to Consolidated Financial Statements	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heritage Insurance Holdings Inc., a Delaware Corporation

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Insurance Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 18, 2015

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2014	December 31, 2013
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $290,951 and $105,955 in 2014 and 2013, respectively)	$293,085	$104,668
Equity securities, available for sale, at fair value (cost of $30,555 and $25,446 in 2014 and 2013, respectively)	31,225	25,446
Mortgage loan, held to maturity, at amortized cost	6,849	6,063

Total investments	331,159	136,177
Cash and cash equivalents	160,481	65,059
Restricted cash	4,339	—
Accrued investment income	2,617	971
Premiums receivable, net	20,028	10,347
Prepaid reinsurance premiums	43,148	31,252
Reinsurance premiums receivable	—	5,337
Income taxes receivable	—	5,073
Deferred income taxes	6,622	4,436
Deferred policy acquisition costs, net	24,370	9,765
Property and equipment, net	17,087	10,935
Other assets	5,180	2,626

Total Assets	$615,031	$281,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$51,469	$19,344
Unearned premiums	241,136	116,243
Reinsurance payable	17,113	29,591
Income taxes payable	12,808	2,805
Advance premiums	5,143	3,829
Accrued compensation	442	505
Other liabilities	31,831	8,756

Total Liabilities	$359,942	$181,073

Commitments and contingencies (Note 12)
Redeemable shares	—	20,921
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,794,960 and 14,007,150 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3	1
Additional paid-in capital	188,342	62,849
Accumulated other comprehensive income (loss)	1,723	(790)
Retained earnings	65,021	17,924

Total Stockholders’ Equity	255,089	79,984

Total Liabilities and Stockholders’ Equity	$615,031	$281,978

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	August 7, 2012 (inception) to December 31, 2012
REVENUE:
Gross premiums written	$436,407	$218,537	$43,384
Increase in gross unearned premiums	(124,893)	(78,578)	(37,665)

Gross premiums earned	311,514	139,959	5,719
Ceded premiums	(87,902)	(44,800)	(120)

Net premiums earned	223,612	95,159	5,599
Retroactive reinsurance	—	26,046	—
Net investment income	3,849	1,049	27
Net realized gains (losses)	304	(323)	—
Other revenue	6,055	2,901	4

Total revenue	233,820	124,832	5,630

EXPENSES:
Losses and loss adjustment expenses	89,560	38,501	1,402
Policy acquisition costs	36,510	6,150	84
General and administrative expenses	33,498	24,704	7,922
Interest expense	—	16	829

Total expenses	159,568	69,371	10,237

Income (Loss) before income taxes	74,252	55,461	(4,607)
Provision for income taxes	27,155	21,248	859

Net income (loss)	$47,097	$34,213	$(5,466)

OTHER COMPREHENSIVE INCOME(LOSS):
Change in net unrealized gains (losses) on investments	4,395	(1,610)	—
Reclassification adjustment for net realized investment (gains) losses	(304)	323	—
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,578)	497	—

Total comprehensive income (loss)	$49,610	$33,423	$(5,466)

Weighted average shares outstanding
Basic	24,568,876	14,313,150	6,280,650

Diluted	25,816,590	14,473,800	6,280,650

Earnings (loss) per share
Basic	$1.92	$2.39	$(0.87)
Diluted	$1.82	$2.36	$(0.87)

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock		Additional Paid- In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
August 7, 2012 (Inception)	—	$—	$—	$—	$—	$—
Issuance of equity	5,938,950	1	23,289	—	—	23,290
Equity based compensation	1,356,600	—	5,320	—	—	5,320
Notes payable exchanged for equity	1,014,900	—	4,975	—	—	4,975
Net loss	—	—	—	(5,466)	—	(5,466)

Balance at December 31, 2012	8,310,450	$1	$33,584	$(5,466)	$—	$28,119

Equity reclassified to temporary equity	(1,058,250)	—	(4,150)	—	—	(4,150)
Issuance of equity	6,459,150	—	31,939	—	—	31,939
Equity based compensation	247,350	—	1,273	—	—	1,273
Executive stock grant	38,250	—	150	—	—	150
Issuance of equity for services	10,200	—	53	—	—	53
Net unrealized change in investments, net of tax	—	—	—	—	(790)	(790)
Change in fair value of redeemable shares	—	—	—	(10,823)	—	(10,823)
Net income	—	—	—	34,213	—	34,213

Balance at December 31, 2013	14,007,150	1	62,849	17,924	(790)	79,984

Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Issuance of equity	17,850	—	88	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	2,513	2,513
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for over allotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Stock based compensation	—	—	3,301	—	—	3,301
Net income	—	—	—	47,097	—	47,097

Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	August 7, 2012 (inception) to December 31, 2012

OPERATING ACTIVITIES
Net income (loss)	$47,097	$34,213	$(5,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,301	5,733	5,520
Non-cash interest expense	—	—	780
Amortization of bond discount	2,531	891	16
Depreciation and amortization	777	150	—
Bad debt expense	250	—	—
Net realized (gains) losses	(304)	323	—
Deferred income taxes	(3,764)	(893)	(3,046)
Changes in operating assets and liabilities:
Accrued investment income	(1,646)	(856)	(115)
Premiums receivable, net	(9,931)	(10,227)	(120)
Restricted cash	(4,339)	—	—
Prepaid reinsurance premiums	(11,896)	(30,658)	(594)
Reinsurance premiums receivable	5,337	(5,337)	—
Income taxes receivable	5,073	(5,073)	—
Deferred policy acquisition costs, net	(14,605)	(9,733)	(32)
Other assets	(2,554)	(1,810)	(213)
Unpaid losses and loss adjustment expenses	32,125	17,951	1,393
Unearned premiums	124,893	78,578	37,665
Reinsurance payable	(12,478)	20,604	8,987
Income taxes payable	10,003	(1,100)	3,312
Accrued compensation	(63)	504	1
Advance premiums	1,314	3,824	5
Other liabilities	23,075	7,967	1,382

Net cash provided by operating activities	194,196	105,051	49,475
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	38,738	7,424	—
Purchases of investments available for sale	(231,070)	(126,971)	(13,084)
Purchase of mortgage loan participation	(786)	(6,063)	(201)
Purchase of other invested assets	—	—	(603)
Cost of property and equipment acquired	(6,929)	(10,884)	—

Net cash used in investing activities	(200,047)	(136,494)	(13,888)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	88	33,630	23,385
Proceeds from issuance of equity from initial public offering, net of discount fee and costs	78,670	—	—
Proceeds from issuance of equity from exercise of warrants, net	22,515	—	—
Proceeds from notes payable - members	—	—	3,900
Repayment on note payable to bank	—	(1,000)	1,000

Net cash provided by financing activities	101,273	32,630	28,285

Increase in cash and cash equivalents	95,422	1,187	63,872
Cash and cash equivalents at beginning of period	65,059	63,872	—

Cash and cash equivalents at end of period	$160,481	$65,059	$63,872

Supplemental Cash Flows Information:
Interest paid	$—	$16	$48

Income taxes paid, net	$13,038	$28,314	$—

Notes payable, $3.9 million and accrued interest, $780,000, converted to equity	$—	$—	$4,680

Temporary equity reclassified to equity	$20,921	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Nature of Business

Business Description

Heritage Insurance Holdings, Inc. (the “Company”, “we”, “our”, “us”) was initially formed as a Florida limited liability company in 2012. On January 1, 2014, the Company formed a Delaware limited liability company, also named Heritage Insurance Holdings, LLC and merged with it in order to domicile the Company in Delaware. Effective May 22, 2014, Heritage Insurance Holdings, LLC converted into a Delaware corporation named Heritage Insurance Holdings, Inc. As used in these consolidated financial statements, the terms “the Company”, “we”, “our” and “us” also refer to Heritage Insurance Holdings, LLC and its consolidated subsidiaries prior to our conversion to a Delaware corporation.

Our insurance subsidiary is Heritage Property & Casualty Insurance Company (“Heritage P&C). Our other subsidiaries include: Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re LTD; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

The Company’s primary products are personal and commercial residential insurance, which the Company currently offers only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). The Company conducts its operations under one business segment.

On May 22, 2014, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,900,000 shares of common stock to the public at a price of $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option (the “IPO”). Concurrent with the IPO, the Company completed a private placement (the “Private Placement”) with Ananke Ltd., an affiliate of Nephila Capital Ltd., to purchase $10 million of the Company’s common stock at a price per share equal to the IPO price. The Company’s total net proceeds from the IPO and the Private Placement were $78.6 million, after deducting underwriting discounts and other costs.

On June 13, 2014, Heritage P&C, entered into an Insurance Policy Acquisition and Transition Agreement (the “Agreement”) with the Florida Insurance Guaranty Association (“FIGA”) and the Florida Department of Financial Services (“DFS”), the Receiver of Sunshine State Insurance Company (“SSIC”). Pursuant to the Agreement, Heritage P&C had the right to offer a new policy of insurance, effective June 27, 2014 to all (subject to limited exceptions) Florida SSIC policyholders having in-force policies (“Transition Policies”), without the need for SSIC policyholders to file a new application with Heritage P&C or pay premium that has already been paid to SSIC (“Transition Coverage”). As of June 27, 2014, SSIC had approximately 33,000 policies in force, representing approximately $58.9 million of in force premium and unearned premium of approximately $29.3 million. The Transition Coverage will terminate at the end of the original SSIC policy period. Upon termination of each Transition Policy, Heritage P&C will renew such policies at the lesser of SSIC’s and Heritage P&C’s rates on either SSIC’s or Heritage P&C’s forms, respectively. As consideration, Heritage P&C paid $10 million to the DFS, which will be amortized as acquisition costs in relation to the earning of the approximate $29.3 million of unearned premium. Heritage P&C was assigned the entirety of the unearned premium. At December 31, 2014, approximately 29,800 policies were in force representing approximately $53.3 million of annualized premium. The SSIC policies represented approximately 14% of the Company’s total policies in force at December 31, 2014.

Basis of Presentation

The consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. and its wholly-owned subsidiaries. The accompanying consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest (none of which are variable interest entities). All intercompany accounts and transactions have been eliminated in consolidation.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible for certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Use of Estimates

The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires us to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis when updated information related to such estimates becomes available. We base our estimates on historical experience and information available to us at the time these estimates are made. Actual results could differ materially from these estimates.

Note 2.	Significant Accounting Policies and Practices

Cash and Cash Equivalents

The Company’s cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid instruments with original maturities of three months or less when purchased.

Restricted Cash

The carrying amounts reported in the consolidated balance sheets for interest bearing deposits approximate their fair value because of the short maturity of these investments. As of December 31, 2014, restricted cash was $4.3 million. Heritage P&C holds approximately $4.3 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit two installments of reinsurance premiums into a trust account.

Offering costs

Offering costs incurred in connection with the Company’s IPO and concurrent Private Placement, which included underwriters’ fees, legal and accounting fees, printing and other fees, were deducted from the gross proceeds of the IPO and Private Placement. The proceeds from the issuance of shares, net of offering costs, is included in additional paid in capital in the consolidated statements of stockholders’ equity. The Company incurred an aggregate $7.2 million in offering costs related to the IPO and Private Placement.

Investments

The Company classifies all of its investments in fixed maturity securities and equity securities as available-for-sale, and reports them at fair value. The Company’s mortgage loan is classified as held to maturity and reported at amortized cost. Subsequent to its acquisition of available-for-sale securities, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income (loss). The Company includes realized gains and losses, which it calculates using the specific-identification method for determining the cost of securities sold, in net income. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and the Company reports the amortization in net investment income. The Company recognizes dividends and interest income when earned.

Quarterly, the Company performs an assessment of its investments to determine if any are “other-than-temporarily” impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of the assessment process, the Company determines whether the impairment is temporary or “other-than-temporary”. The Company bases its assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, the Company intends to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities and participations in mortgage loans, the Company intends to sell the investment or it is more likely than not that the Company will have to sell the investment before it recovers the amortized cost or cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If the Company were to determine that an equity security has incurred an “other-than-temporary” impairment, the Company would permanently reduce the cost of the security to fair value and recognize an impairment charge in its consolidated statements of operations and comprehensive income (loss). If a debt security or participation in a commercial mortgage loan is impaired and the Company either intends to sell the investment or it is more likely than not that the Company will have to sell the investment before it is able to recover the amortized cost or cost, then the Company would record the full amount of the impairment in its net income.

A large portion of the Company’s investment portfolio consists of fixed maturity securities, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of the Company’s financial instruments, the Company prioritizes those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1—Assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company is able to access;

•	Level 2—Asset and liabilities with values based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; or valuation models with inputs that are observable, directly or indirectly for substantially the term of the asset or liability.

•	Level 3—Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement. Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date based on the best information available in the circumstances.

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ and NYSE MKT. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2014. Changes in interest rates subsequent to December 31, 2014 may affect the fair value of the Company’s investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2014 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

The Company’s non-financial assets, such as goodwill (reported in other assets), and property, plant and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Premiums

The Company records assumed premiums written (premiums from policies that the Company assumed from SSIC and from Citizens Property Insurance Corporation (“Citizens”), net of opt-outs) and direct premiums written (premiums from subsequent renewals of Citizens’ and SSIC policies and voluntary policies written during the period) as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance of $250,000 and $0 for uncollectible premiums at December 31, 2014 and 2013, respectively. Bad debt expense related to uncollectible premiums was $250,000, $0 and $0 for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012, respectively. The Company has no direct write offs to date.

When the Company receives premium payments from policyholders prior to the effective date of the related policy, the Company records an advance premiums liability. On the policy effective date, the Company reduces the advance premium liability and records the premiums as described above.

During June 2013, we received authorization from FLOIR to enter into a quota share reinsurance agreement with Citizens that was retroactive to January 1, 2013. All of the terms and conditions of the policies assumed pursuant to that agreement, including coverage and rates, remained unchanged for the remainder of the policy term. The assumed Citizens policies that do not opt-out or cancel will remain in effect until their respective expiration date and will be renewed by us on our own policy forms thereafter. Effective June 28, 2013, we assumed the premiums and losses associated with approximately 39,000 policies pursuant to a retroactive reinsurance agreement for the period January 1, 2013 through June 27, 2013. The transaction involved a period in the past, where known loss activity had already been determined (January 1, 2013 to May 31, 2013) as well as a period after which our policy selection had been made and the loss activity undetermined. The transaction exhibited both retroactive and prospective characteristics; the pending transaction’s terms were substantially set by May 31, 2013 and the reinsurance consequences of the pending transaction would begin on June 1, 2013, at the placement of our 2013—2014 catastrophe excess of loss reinsurance program. Based on these factors, we concluded that consideration received relating to the period from January 1 through May 31, 2013 was retroactive reinsurance and the effects of this portion of the transaction were excluded from our underwriting results. In 2013, we incurred no reinsurance cost associated with the retroactive component of this transaction and we recognized retroactive reinsurance income of $26.0 million, net of associated losses and loss adjustment expenses of $1.1 million, for the period January 1, 2013 through May 31, 2013. We do not currently expect to enter into similar transactions in future periods.

Policy Acquisition Costs

The Company incurs policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance; (ii) policy administration fees paid to a third-party administrator at the time of policy issuance; (iii) premium taxes; and (iv) inspection fees. The Company capitalizes policy acquisition costs to the extent recoverable, then the Company amortizes those costs over the contract period of the related policy.

At each reporting date, the Company determines whether it has a premium deficiency. A premium deficiency would result if the sum of the Company’s expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded the Company’s related unearned premiums plus investment income. Should the Company determine that a premium deficiency exists, the Company would write off the unrecoverable portion of deferred policy acquisition cost.

Long-Lived Assets—Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building—40 years; computer hardware and software 3—years; office and furniture equipment—3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company assesses the recoverability of long-lived assets when events or circumstances indicate that the assets might have become impaired. The Company determines whether the assets can be recovered from undiscounted future cash flows and, if not recoverable, the Company recognizes impairment to reduce the carrying value to fair value. Recoverability of long lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. In the opinion of management, based upon current information and projections, long-lived assets will be recovered over the period of benefit.

Unpaid Losses and Loss Adjustment Expenses

The Company’s reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to the Company (incurred but not reported, or IBNR).

The Company estimates its reserves for unpaid losses and loss adjustment expenses using individual case-based estimates for reported claims and actuarial estimates for IBNR losses. The Company continually reviews and adjusts its estimated losses as necessary based on industry development trends, the Company’s evolving claims experience and new information obtained. If the Company’s unpaid losses and loss adjustment expenses are considered to be deficient or redundant, the Company increases or decreases the liability in the period in which it identifies the difference and reflects the change in its current period results of operations. Though the Company’s estimate of the ultimate cost of settling all reported and unreported claims may change at any point in the future, a reasonable possibility exists that its estimate may vary significantly in the near term from the estimated amounts included in the Company’s consolidated financial statements.

The Company reports its reserves for unpaid losses and loss adjustment expenses gross of the amounts related to unpaid losses recoverable from reinsurers and reports losses net of amounts ceded to reinsurers. The Company does not discount its loss reserves for financial statement purposes.

Other Revenue

Other revenue represents rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Florida law allows insurers to charge policyholders a $25 policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and record the fees as income when collected.

Reinsurance

The Company follows industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies the Company writes to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss.

The Company’s reinsurance agreements are short-term, prospective contracts. The Company records an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of new reinsurance agreements. The Company amortizes its prepaid reinsurance premiums over the 12-month contract period.

In the event that the Company incurs losses recoverable under its reinsurance program, the Company records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of the Company’s liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to the estimate of unpaid losses. Though an estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to the Company’s reserves for unpaid losses, a reasonable possibility exists that an estimated recovery may change significantly from initial estimates.

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012.

Assessments

Guaranty fund and other insurance-related assessments imposed upon the Company are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (FIGA) assessments, the Company in turn calculates and begins collecting a policy surcharge that will allow us to collect the entire assessment over a 12-month period, based on an estimate of the number of policies the Company expects to write. The Company then submits an information only filing, pursuant to Florida Statute 631.57(3)(h), to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until the Company collects the entire assessment. The Company records the recoveries as revenue in the period that it collects the cash. While current regulations allow the Company to recover from policyholders the amount of assessments imposed upon the Company, the Company’s payment of the assessments and recoveries may not offset each other in the same year. There were no such assessments during the periods presented.

The Company collects other assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Accrued Bonus Compensation

For the year ended December 31, 2014, the Company accrued employee’s bonus compensation totaling $7.7 million, which the Company paid out in cash as of December 31, 2014. During the third quarter of 2013, the Company accrued bonuses of $5.3 million based on 8.5% of targeted earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 2013, the Company awarded its directors, executive officers and select employees’ bonus compensation in aggregate of $11.5 million for 2013, comprised of $6.4 million in cash and $5.1 million in ownership equity, inclusive of $5.3 million recognized through September 30, 2013. The equity component was issued in the form of 389 ownership shares at a value of $13,125 per share. The per share value was determined based on an independent valuation, and the Company evaluated the assumptions, methodologies and conclusions associated with that valuation.

Income Taxes

On May 22, 2014, the Company converted from a limited liability company to a corporation. As a limited liability company, the Company was treated as a partnership for tax purposes, and accordingly was not subject to entity-level federal or state income taxation. The Company’s income tax provision generally consisted of income taxes payable by its separate subsidiaries that are taxed as corporations. As such, the Company’s effective tax rate as a limited liability company was historically driven primarily by the taxable income recognized by its taxable subsidiaries. As a corporation, the Company is subject to typical corporate U.S. federal and state income tax rates on a consolidated basis which it expects to result in a combined federal and state statutory tax rate of approximately 38.575% under current tax law.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which it expects to recover or settle those temporary differences. Should a change in tax rates occur, the Company recognizes the effect on deferred tax assets and liabilities in operations in the period that includes the enactment date. Realization of the Company’s deferred income tax assets depends upon our generation of sufficient future taxable income.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

The Company records any income tax penalties and income-tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest for the years ended December 31, 2014, 2013, and the period from August 7, 2012 (inception) to December 31, 2012, respectively.

Advertising Costs

The Company expenses all advertising costs when it incurs those costs. For the years and period ended December 31, 2014, 2013 and 2012, the Company incurred advertising costs of $14,200, $393,000, and $77,000, respectively.

Stock-Based Compensation

ASC Topic 718, Compensation–Stock Compensation (“ASC 718”), requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted stock units, and recognize as compensation expense that fair value over the requisite service period.

The Company estimates the fair value of options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, expected term, expected volatility, risk-free interest rate, and expected dividend yield.

The Company uses the closing price of our ordinary shares on the New York Stock Exchange on the date of the grant as the fair value of ordinary shares in the Black-Scholes-Merton option-pricing model.

The expected term, which is a key factor in measuring the fair value and related compensation cost of share-based payments, has historically been based on the “simplified” methodology originally prescribed by Staff Accounting Bulletin (“SAB”) No. 107, in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. While the widespread use of the simplified method under SAB No. 107 expired on December 31, 2007, the U.S. Securities and Exchange Commission (the “SEC”) issued SAB No. 110 in December 2007, which allowed the simplified method to continue to be used in certain circumstances. These circumstances include when a company does not have sufficient historical data surrounding option exercises to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded.

During 2014, with additional historical data available, the Company considered its own historical volatility, as well as the historical and implied volatilities of publicly-traded companies within the Company’s industry, in estimating expected volatility for options granted in 2014.

The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected term of the related option grant.

As of December 31, 2014, the Company has not granted any restricted stock.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation net of estimated forfeitures and, therefore, only recognizes compensation cost for those awards expected to vest over the requisite service period. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. Compensation expense recognized for each award ultimately reflects the number of awards that actually vest.

Share-based compensation expense is generally recognized as a component of general and administrative expense, which is consistent with where the related employee costs are recorded.

Earnings Per Share

The Company reports both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, the Company divides net income attributable to common shareholders by the weighted-average number of shares outstanding during the period, including redeemable shares. The Company calculates diluted earnings per share by dividing net income attributable to common shareholders by the weighted-average number of shares, redeemable shares, share equivalents, and restricted shares outstanding during the period. The Company uses the treasury stock method to calculate common stock equivalents.

Concentrations of Risk

The Company’s current operations subject us to the following concentrations of risk:

•	Revenue—The Company writes residential property and liability policies exclusively

•	Geographic—The Company writes 100% of its premium in Florida

•	Group concentration of credit risk—all of the Company’s reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions

•	Credit risk—The Company chooses to deposit all its cash at four financial institutions

The Company mitigates its geographic and group concentrations of risk by entering into reinsurance contracts with highly rated, financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to cash, the Company had $154.4 million and $65.9 million in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits at December 31, 2014 and December 31, 2013, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250,000.

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

In June 2014, FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its consolidated financial statements and related disclosures.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be recognized or disclosed in the Company’s consolidated financial statements. The Company has evaluated subsequent events up to the date of issuance of this report (see Note 21).

Note 3.	Investments

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2014 and December 31, 2013:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	$7,002	$22	$16	$7,008
States, municipalities and political subdivisions	41,578	560	18	42,120
Special revenue	133,269	1,349	237	134,381
Industrial and miscellaneous	105,591	668	254	106,005
Redeemable preferred stocks	3,511	84	24	3,571

Total fixed maturities	290,951	2,683	549	293,085
Nonredeemable preferred stocks	11,494	237	53	11,678
Equity securities	19,061	1,525	1,039	19,547

Total equity securities	30,555	1,762	1,092	31,225
Mortgage loan participation	6,849	—	—	6,849

Total investments	$328,355	$4,445	$1,641	$331,159

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
U.S. government and agency securities	$1,486	$—	$44	$1,442
States, municipalities and political subdivisions	14,255	42	136	14,161
Special revenue	41,114	89	608	40,595
Industrial and miscellaneous	46,726	69	480	46,315
Redeemable preferred stocks	2,374	4	223	2,155

Total fixed maturities	105,955	204	1,491	104,668
Nonredeemable preferred stocks	5,283	6	331	4,958
Equity securities	20,163	370	45	20,488

Total equity securities	25,446	376	376	25,446
Mortgage loan participation	6,063	—	—	6,063

Total investments	$137,464	$580	$1,867	$136,177

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/ amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category as of December 31, 2014 and 2013, respectively:

	2014		2013
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Year Ended December 31,
Fixed maturities	$429	$8,632	$7	$1,764
Equity securities	—	—	8	507

Total realized gains	429	8,632	15	2,271

Fixed maturities	(114)	4,164	(44)	1,331
Equity securities	(11)	19,680	(294)	3,603

Total realized losses	(125)	23,844	(338)	4,934

Net realized gain (losses)	$304	$32,476	$(323)	$7,205

The table below summarizes the Company’s fixed maturities at December 31, 2014 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
December 31, 2014
Due in one year or less	$13,709	5%	$13,712	5%
Due after one year through five years	171,091	59%	171,382	59%
Due after five years through ten years	61,114	21%	62,091	21%
Due after ten years	45,037	15%	45,900	15%

Total	$290,951	100%	$293,085	100%

December 31, 2013
Due in one year or less	$1,518	1%	$1,523	1%
Due after one year through five years	62,242	59%	62,059	59%
Due after five years through ten years	33,620	32%	32,921	32%
Due after ten years	8,575	8%	8,165	8%

Total	$105,955	100%	$104,668	100%

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2014 and 2013, and the period from August 7, 2012 (inception) to December 31, 2012 respectively:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
	(In thousands)
Fixed maturities	$3,100	$914	$12
Equity securities	1,159	456	—
Cash, cash equivalents and short-term investments	181	83	15
Other investments	243	93	5

Net investment income	4,683	1,546	32
Investment expenses	834	497	5

Net investment income, less investment expenses	$3,849	$1,049	$27

During the Company’s quarterly evaluations of its securities for impairment, the Company determined that none of its investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the debt securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the debt securities before the Company recovers its amortized cost basis. All the issuers of the equity securities it owns had near-term prospects that indicated the Company could recover its cost basis, and the Company also has the ability and the intent to hold these securities until the value equals or exceeds its cost.

The following table presents an aging of the Company’s unrealized investment losses by investment class as of December 31, 2014 and December 31, 2013:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	11	$15	$2,451	1	$1	$109
States, municipalities and political subdivisions	14	15	7,661	1	3	177
Industrial and miscellaneous	98	204	51,156	10	50	1,975
Special revenue	71	214	36,643	6	23	1,592
Redeemable preferred stocks	18	9	854	8	15	355

Total fixed maturities	212	$457	$98,765	26	$92	$4,208

Nonredeemable preferred stocks	1	31	2,552	1	22	490
Equity securities	1	1,039	9,792	—	—	—

Total equity securities	2	1,070	12,344	1	22	490

Total	214	$1,527	$111,109	27	$114	$4,698

December 31, 2013
U.S. government and agency securities	6	$44	$1,335	—	$—	$—
States, municipalities and political subdivisions	17	116	8,294	2	20	341
Industrial and miscellaneous	89	413	30,962	6	67	888
Special revenue	59	582	27,256	3	26	502
Redeemable preferred stocks	27	223	1,844	—	—	—

Total fixed maturities	198	$1,378	$69,691	11	$113	$1,731

Nonredeemable preferred stocks	58	331	4,349	—	—	—
Equity securities	4	45	689	—	—	—

Total equity securities	62	376	5,038	—	—	—

Total	260	$1,754	$74,729	11	$113	$1,731

Note 4.	Earnings (Loss) Per Share

Basic earnings per weighted average common share (“EPS”) is calculated by dividing net income by the weighted average number of basic common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including outstanding warrants, vested stock options and the net effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
Basic earnings per share:
Net income (loss) attributable to common stockholders (000’s)	$47,097	$34,213	$(5,466)
Weighted average shares outstanding	24,568,876	14,313,150	6,280,650

Basic earnings (loss) per share:	$1.92	$2.39	$(0.87)

Diluted earnings per share:
Net income (loss) attributable to common stockholders (000’s)	$47,097	$34,213	$(5,466)
Weighted average shares outstanding	24,568,876	14,313,150	6,280,650
Weighted average dilutive shares	1,247,714	160,650	—

Total weighted average dilutive shares	25,816,590	14,473,800	6,280,650

Diluted earnings (loss) per share:	$1.82	$2.36	$(0.87)

Note 5.	Fair Value Financial Instruments

For the Company’s investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair values from its custodian, which uses a third-party valuation service and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended December 31, 2014 and 2013, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturity investments:
U.S. Government and Government agencies	$7,008	$3,211	$3,797	$—
States, municipalities and political subdivisions	42,120	—	42,120	—
Special Revenue	134,381	—	134,381	—
Industrial and miscellaneous	106,005	—	106,005	—
Redeemable preferred stocks	3,571	3,571	—	—

Total fixed maturity investments	$293,085	$6,782	$286,303	$—

Non-redeemable preferred stocks	$11,678	$11,678	$—	$—
Equity securities	19,547	19,547	—	—

Total equity securities	$31,225	$31,225	$—	$—

Total investments	$324,310	$38,007	$286,303	$—

December 31, 2013	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturity investments:
U.S. Government and Government agencies	$1,442	$—	$1,442	$—
States, municipalities and political subdivisions	14,161	—	14,161	—
Special Revenue	40,595	—	40,595	—
Industrial and miscellaneous	46,315	—	46,315	—
Redeemable preferred stocks	2,155	2,155	—	—

Total fixed maturity investments	$104,668	$2,155	$102,513	$—

Equity securities	$20,488	$20,488	$—	$—
Non-redeemable preferred stocks	4,958	4,958	—	—

Total equity securities	$25,446	$25,446	$—	$—

Total investments	$130,114	$27,601	$102,513	$—

The Company acquired a 55% participation in a commercial real estate mortgage loan for $6.1 million in 2013. The underlying $11.5 million loan was originated by unaffiliated lenders, and collateralized by commercial real estate located in Polk County, Florida. The Company records an asset in the amount of our pro rata share of the outstanding principal and carry the investment at amortized cost. The Company receives monthly principal and interest payments and recognizes income when collectible. The Company increased its participation in this commercial real estate mortgage loan by $0.8 million to $6.8 million in 2014.

Note 6.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Land	$2,582	$2,582
Building	9,599	7,090
Computer hardware and software	2,155	364
Office furniture and equipment	445	176
Tenant and leasehold improvements	2,812	873
Vehicles	421	—

Total, at cost	18,014	11,085
Less: accumulated depreciation and amortization	927	150

Property and equipment, net	$17,087	$10,935

Depreciation expense for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012 was $0.8 million, $0.2 million and $0, respectively. The Company’s real estate consists of 13 acres of land, two buildings with a gross area of 148,000 square feet and a parking garage. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

The Company currently leases space to non-affiliates and occupies space in one of the buildings.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2015	$2,100
January 1 to December 31, 2016	$2,066
January 1 to December 31, 2017	$2,115
January 1 to December 31, 2018	$2,167
January 1 to December 31, 2019	$1,982
Thereafter	$7,189

Note 7.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Beginning balance	$9,765	$32
Policy acquisition costs deferred	51,115	15,883
Amortization	(36,510)	(6,150)

Ending balance	$24,370	$9,765

The DPAC at December 31, 2014 includes the unamortized portion of $10 million of deferred costs paid during June 2014 in connection with the Company’s assumption of policies from SSIC. Likewise, $7.6 million amortization has been recorded related to the SSIC policy acquisition costs for the year ended December 31, 2014. Therefore, the DPAC cost is $2.5 million related to SSIC at December 31, 2014.

Note 8. Reinsurance

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

Effective December 4, 2012, concurrent with the effective date of the Company’s initial assumption transaction with Citizens, the Company secured catastrophe excess of loss reinsurance providing $9.5 million of protection in excess of its $2 million primary retention through May 31, 2013. Loss payments under this contract reduce the limits of coverage afforded by the amounts paid, but the limit of coverage would be reinstated from the time of the occurrence of the loss. The Company would pay an additional premium calculated at pro rata of 100% of the reinsurer’s premium for the term of this contract, being pro rata only as to the fraction of the reinsurer’s limit of liability and reinstated simultaneously with the reinsurer’s loss payment. Under no circumstances would the reinsurer’s liability exceed $9.5 million for any one loss occurrence, and $19 million for all loss occurrences during the contract term.

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

•	The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $9 million of losses and loss adjustment expenses, of which the Company’s reinsurance subsidiary, Osprey Re Ltd (“Osprey”), was responsible for $3 million. For a second and third catastrophic event, Heritage P&C’s primary retention decreased to $3 million per event. To the extent that there was reinsurance coverage remaining, Heritage P&C had no primary retention for events beyond the third catastrophic event. Osprey had no primary retention beyond the first catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $94 million of reinsurance from third party reinsurers and Osprey. Through Osprey, the Company retained an aggregate participation in this coverage of $3.5 million, comprised of a 3% participation of $31 million of losses and loss adjustment expenses in excess of $9 million, or $0.9 million, and a 4% participation of $63 million of losses and loss adjustment expenses in excess of $40 million, or $2.5 million. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $94.0 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•	FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 90% of $270 million, or $243 million, in excess of the Company’s retention and private reinsurance of $103 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside and above the FHCF layer from third party reinsurers. The layer alongside was in the amount of $27 million and the layer immediately above was in the amount of $28.5 million. To the extent the FHCF coverage was adjusted, this private reinsurance would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this private reinsurance one time. To the extent that all or a portion of either of these private layers was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•	Aggregate Coverage. In addition to the layers described above, the Company also purchased $170 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $401.5 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

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

•	The Company’s Retention. For the first catastrophic event, the Company has a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey is responsible for $6 million. For a second event, Heritage P&C’s primary retention decreases to $2 million and Osprey is responsible for $4 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $2 million primary retention for events beyond the third catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company is able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside the FHCF.

•	FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 90% of $484 million, or $436 million, in excess of its retention and private reinsurance of $181 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $48 million. To the extent the FHCF coverage is adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provides $25 million of coverage alongside the second contract.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd. provides $20 million of protection in the layer above $940 million.

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

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured that the total insured value exceeded $10 million.

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from Sunshine State Insurance Company (“SSIC”). At December 31, 2014, approximately 29,800 SSIC policies were in force representing approximately $53.3 million of annualized premium. The SSIC policies account for approximately 14% of the Company’s total policies in force as of December 31, 2014.

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

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
	(In thousands)
Premium written:
Direct	$283,295	$120,893	$215
Assumed	153,112	97,644	43,169
Ceded	(99,798)	(75,459)	(714)

Net premium written	$336,609	$143,078	$42,670

Change in unearned premiums:
Direct	$(80,617)	$(74,797)	$(203)
Assumed	(44,276)	(3,781)	(37,462)
Ceded	11,896	30,659	594

Net decrease (increase)	$(112,997)	$(47,919)	$(37,071)

Premiums earned:
Direct	$202,678	$46,096	$12
Assumed	108,836	93,863	5,707
Ceded	(87,902)	(44,800)	(120)

Net premiums earned	$223,612	$95,159	$5,599

Losses and LAE incurred:
Direct	$64,686	$14,674	$5
Assumed	24,874	23,827	1,397

Net losses and LAE incurred	$89,560	$38,501	$1,402

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period from August 7, 2012 (inception) to December 31, 2012
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$34,420	$10,037	$—
Assumed	17,049	9,307	1,393

Gross unpaid losses and LAE	51,469	19,344	1,393

Net unpaid losses and LAE	$51,469	$19,344	$1,393

Unearned premiums:
Direct	$155,617	$75,000	$203
Assumed	85,519	41,243	37,462

Gross unearned premiums	241,136	116,243	37,665
Ceded	(43,148)	(31,252)	(594)

Net unearned premiums	$197,988	$84,991	$37,071

Prepaid reinsurance premiums related to twenty-one and sixteen reinsurers at December 31, 2014 and December 31, 2013, respectively. There were no amounts receivable with respect to reinsurers at December 31, 2014, 2013 or 2012. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of December 31, 2014, 2013 and 2012. The percentages of assumed premiums earned to net premiums earned for the periods ended December 31, 2014, 2013 and 2012 were 46.8%, 98.6% and 102%, respectively.

Note 9.	Reserve For Unpaid Losses

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Years Ended December 31,		Period August 7, 2012 (inception) to December 31, 2012
	2014	2013
	(In thousands)
Balance, beginning of period	$19,344	$1,393	$—
Less: reinsurance recoverable on unpaid losses	—	—	—

Net balance, beginning of period	19,344	1,393	—

Incurred related to:
Current year	89,783	38,968	1,402
Prior years	(223)	(467)	—

Total incurred	89,560	38,501	1,402

Paid related to:
Current year	45,618	20,010	9
Prior years	11,817	540	—

Total paid	57,435	20,550	9

Net balance, end of period	51,469	19,344	1,393
Plus: reinsurance recoverable on unpaid losses	—	—	—

Balance, end of period	$51,469	$19,344	$1,393

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

The Company’s losses incurred in 2014 and 2013 reflect prior year redundancies of $223,000 and $467,000, respectively, due to changes in the Company’s estimate of ultimate losses on claims incurred in prior years not attributable to any specific trend or claims handling dynamic.

Note 10.	Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
	(In thousands)
Federal:
Current	$26,440	$19,066	$3,312
Deferred	(3,219)	(769)	(2,583)

Provision for Federal income tax expense	23,221	18,297	729

State:
Current	4,479	3,075	593
Deferred	(545)	(124)	(463)

Provision for State income tax expense	3,934	2,951	130

Provision for income taxes	$27,155	$21,248	$859

The following table sets forth the components of income (loss) before income taxes for the years ended December 31, 2014 and 2013 and the period from August 7, 2012 (inception) to December 31, 2012 (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
Pass-through entities (through May 22, 2014)	$2,668	$1,888	$(7,165)
Non-pass through entities	71,584	53,573	2,558

Income (loss) before income taxes	$74,252	$55,461	$(4,607)

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
Expected income tax expense at federal rate	35.0%	35.0%	34.0%
State tax expense, net of federal tax benefits	3.6%	3.6%	3.6%
Operating losses (income) from pass-through entities (see Note 2)	(1.4%)	(1.2%)	(55.7%)
Rate change and other	(0.6%)	0.9%	(0.6%)

Reported income tax expense	36.6%	38.3%	(18.7%)

The effective income tax rate differs from the statutory income tax rate in 2014, 2013 and 2012 primarily due to state incomes taxes and the fact that a portion of the Company’s consolidated pre-tax income through May 22, 2014 was earned at our limited liability companies that had elected to be taxed under the Partnership provisions of the Internal Revenue Code. Accordingly, all income or losses and applicable tax credits generated by these entities through that date are reported on the common shareholders’ individual tax returns, and no federal income taxes are recorded by the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax assets:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Unearned premiums	$15,567	$6,843
Tax-related discount on loss reserve	1,022	385
Unrealized loss	—	497
Stock based compensation	1,258	—
Other	545	484

Total deferred tax assets	18,392	8,209

Deferred tax liabilities:
Deferred acquisition costs	9,401	3,767
Unrealized gain	1,081	—
Property and equipment	633	—
Other	655	6

Total deferred tax liabilities	11,770	3,773
Less: valuation allowance	—	—

Net deferred tax assets	$6,622	$4,436

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The statue of limitations related to our federal and state income tax returns remains open from our first filings for 2012 through 2014. No taxing authorities are currently examining any of our federal or state income tax returns.

The reinsurance affiliate, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2014, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

Note 11.	Statutory Accounting and Regulations

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, specify allowable investment types and investment mixes, and subject insurers to assessments.

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the years ended December 31, 2014 and 2013, the Company’s insurance subsidiary recorded statutory net income of $9.8 million and $20.9 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $172.7 million and $63.1 million at December 31, 2014 and 2013, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the subsidiary is in compliance.

In 2014, the Florida legislature passed Senate Bill 1308, which was signed into law by the Governor. Among other things, this bill incorporates the National Association of Insurance Commissioners (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the new law permits the

Office of Insurance Regulation to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures with regard to enterprise risk, which are satisfied by the provision of related information filed with the SEC. This legislation was designed to bolster regulation for insurer solvency and governance and became effective January 1, 2015.

The National Association of Insurance Commissioners (“NAIC”) published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The level of required risk-based capital (RBC) is calculated and reported annually. There are five outcomes to the RBC calculation set forth by the NAIC which are as follows:

1.	No Action Level—If RBC is greater than 200%, no further action is required.

2.	Company Action Level—If RBC is between 150%-200%, the insurer must prepare a report to the regulator outlining a comprehensive financial plan that identifies conditions that contributed to the insurer’s financial condition and proposes corrective actions.

3.	Regulatory Action Level—If RBC is between 100%-150%, the state insurance commissioner is required to perform any examinations or analyses to the insurer’s business and operations that he or she deems necessary as well as issuing appropriate corrective orders.

4.	Authorized Control Level—If RBC is between 70%-100%, this is the first point that the regulator may take control of the insurer even if the insurer is still technically solvent and is in addition to all the remedies available at the higher action levels.

5.	Mandatory Control Level—If RBC is less than 70%, the regulator is required to take steps to place the insurer under its control regardless of the level of capital and surplus.

At December 31, 2014, the ratio of adjusted capital to authorized control level risk based capital was 459%.

Florida law permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict our insurance subsidiary’s ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements. However, the consent order authorizing our commencement of operations precludes us from paying dividends without the prior approval of FLOIR until July 31, 2017.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company was in compliance with all investment restrictions at December 31, 2014 and 2013.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. See Note 2 for a description of how the Company recovers assessments imposed upon it.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. We currently collect assessments levied upon policyholders on behalf of Citizens in the amount of 1.0%, and on behalf of FHCF in the amount of 1.3%. The Company multiplies the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

The Company reported its insurance subsidiary’s assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

•	Statutory accounting requires that the Company excluded certain assets, called non-admitted assets, from the balance sheet.

•	Statutory accounting requires the Company to expense policy acquisition costs when incurred, while GAAP allows the Company to defer and amortize policy acquisition costs over the estimated life of the policies.

•	Statutory accounting dictates how much of a deferred income tax asset the Company can admit on a statutory balance sheet.

•	Statutory accounting requires that the Company record certain investments at cost or amortized cost, while the Company records other investments at fair value; however, GAAP requires that we record all available for sale investments at fair value.

•	Statutory accounting requires that surplus notes, also known as surplus debentures, be recorded in statutory surplus, while GAAP requires the Company to record surplus notes as a liability.

•	Statutory accounting allows bonds to be carried at amortized cost or fair value based on the rating received from the Securities Valuation Office of the NAIC, while they are recorded at fair value for GAAP if designated as available for sale.

•	Statutory accounting allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.

•	Statutory accounting requires that unearned premiums and loss reserves be presented net of related reinsurance rather than on a gross basis under GAAP.

•	Statutory accounting requires a provision for reinsurance liability be established for reinsurance recoverable on paid losses aged over ninety days and for unsecured amounts recoverable from unauthorized reinsurers. Under GAAP there is no charge for uncollateralized amounts ceded to a company not licensed in the insurance affiliate’s domiciliary state and a reserve for uncollectable reinsurance is charged through earnings rather than surplus or equity.

•	Statutory accounting requires an additional admissibility test outlined in Statements on Statutory Accounting Principles, No. 101 and the change in deferred income tax is reported directly in capital and surplus, rather than being reported as a component of income tax expense under GAAP.

The Company’s insurance subsidiary must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income (loss) and surplus as regards policyholders, which is called stockholder’s equity under GAAP.

The table below reconciles the Company’s consolidated GAAP net income (loss) to statutory net income (loss) of its insurance subsidiary (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
Consolidated GAAP net income (loss)	$47,097	$34,213	$(5,466)
Increase (decrease) due to:
Deferred income taxes	(3,764)	(893)	(3,046)
Deferred policy acquisition costs	(14,605)	(9,733)	(32)
Surplus note interest	(1,445)	(278)	—
Non-statutory subsidiaries	(16,788)	(2,191)	7,165
Equity compensation	(1,106)	—	—
Allowance for doubtful accounts	250	—	—
Other	199	(128)	240

Statutory net income (loss) of insurance subsidiary	$9,838	$20,990	$(1,139)

The table below reconciles our consolidated GAAP stockholders’ equity to the surplus as regards policyholders of our insurance subsidiary (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period From August 7, 2012 (inception) to December 31, 2012
Consolidated GAAP stockholders’ equity	$255,089	$79,984	$28,119
Increase (decrease) due to:
Ownership shares issued	(176,464)	(72,948)	(33,585)
Redeemable shares classified as temporary equity	—	20,921	—
Subsidiary capitalization	—	20,000	18,000
Surplus debentures and paid in surplus	128,106	17,000	7,000
Deferred policy acquisition costs	(24,370)	(9,765)	(32)
Deferred income taxes	8,308	2,891	(257)
Non-admitted assets	(320)	(511)	(143)
Surplus debenture interest	(1,723)	(278)	—
Non-statutory subsidiaries	(10,825)	5,355	7,165
Unrealized investment losses/gains	(2,227)	746	—
Equity compensation	(3,106)	—	—
Allowance for doubtful accounts	250	—	—
Other	(7)	(341)	239

Statutory surplus as regards policyholders of insurance subsidiary	$172,711	$63,054	$26,506

The Company’s reinsurance subsidiary, Osprey Re Ltd. (“Osprey”), which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. In May 2013, the Company contributed $1.7 million in cash to Osprey. Osprey secures its reinsurance obligations to our insurance subsidiary with an irrevocable letter of credit in the amount of $5 million. These resources, in addition to premiums ceded to it by our insurance subsidiary are sufficient to comply with regulatory requirements as of December 31, 2014. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 13.	Other Liabilities

At December 31, 2014, other liabilities included approximately $21.1 million related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

Note 14.	Related Party Transactions

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of December 31, 2014 and December 31, 2013.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the years ended December 31, 2014, 2013 and for the period from August 7, 2012 (inception) to December 31, 2012 the Company incurred rent expense of approximately $70,000, $488,000 and $65,000 respectively.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. As of December 31, 2014, the Company has made payments of $93,000 under this agreement. Fees for additional services, such as the oversight of construction activity, are provided for on an as needed basis.

•	The Company entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. As of December 31, 2014, the Company has made payments of approximately $2.6 million for engineering and architectural services. The project was completed during September 2014.

Note 15.	Employee Benefit Plan

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the years ended December 31, 2014 and 2013, the Company’s contributions to the plan on behalf of the participating employees were $285,000, and $155,000, respectively.

Note 16.	Equity

The total amount of our authorized capital stock consists of 50,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. As of December 31, 2014, the Company had 29,794,960 shares of common stock outstanding and no shares of preferred stock outstanding.

Warrants to Purchase Common Stock

As of December 31, 2014, the Company had outstanding warrants to purchase an aggregate of 30,600 shares of common stock. The warrants have an exercise price of $5.88 per share and expire on March 31, 2018. The warrants are non-redeemable by the Company and are subject to certain restrictions on transfer.

	Number of Warrants Outstanding	Number of Common Shares Issuable / (Issued) Upon Exercise
	(In thousands)
Warrants outstanding at August 7, 2012 (inception)	—	—
Warrants issued	1,015	1,015
Warrants exercised	—	—

Warrants outstanding at December 31, 2012	1,015	1,015
Warrants issued	6,691	6,691
Warrants exercised	(8)	(8)

Warrants outstanding at December 31, 2013	7,698	7,698
Warrants issued	18	18
Warrants exercised	(7,685)	(7,685)

Warrants outstanding at December 31, 2014	31	31

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

Equity Issuances

As of December 31, 2013, there were 14,007,150 shares of common stock outstanding and 2,338,350 redeemable shares outstanding, representing $62.9 million of additional paid-in capital and $20.9 million of redeemable shares, respectively. The following discloses the changes in the Company’s stockholders’ equity during 2014.

First Quarter 2014

In the first quarter 2014, the Company raised an additional $0.1 million of capital through the issuance of 17,850 investment units, comprised of 17,850 shares of common stock and 17,850 warrants to purchase shares of common stock at an exercise price of $5.88 per share.

Second Quarter 2014

Prior to the IPO, certain of the Company’s stockholders held warrants to purchase an aggregate of 7,716,300 shares of the Company at an exercise price of $5.88 per share. On May 22, 2014, warrants to purchase an aggregate of 7,685,700 shares were exercised (the “Warrant Exercise”), including warrants to purchase an aggregate of 3,858,150 shares exercised on a cashless basis. Pursuant to the cashless exercise provisions of the warrants, each warrant holder paid the exercise price by surrendering to the Company an amount of shares having a value equal to the aggregate exercise price of the warrants being exercised. The terms of the warrants provided that the value ascribed to each share surrendered to the Company as payment for the exercise price was equal to our initial public offering price per share of common stock. As a result, an aggregate of 5,622,519 shares were issued in connection with the Warrant Exercise. The Company received $22.5 million in proceeds from the cash exercise of 3,827,550 warrants.

All remaining 30,600 warrants can be exercised at an exercise price equal to $5.88 per share on or before March 31, 2018. At issuance, equity warrants are recorded at their relative fair values, using the relative fair value method, in the stockholders’ equity section of the consolidated balance sheets. The Company’s equity warrants can only be settled through the issuance of shares and are not subject to anti-dilution provisions. The aggregate intrinsic value of warrants was approximately $0.3 million at December 31, 2014.

On May 29, 2014, the Company sold as part of the IPO 6,900,000 shares of common stock at $11.00 per share of common stock, including 900,000 shares sold pursuant to the underwriters’ over-allotment option for gross cash proceeds in aggregate of $75.9 million. The Company incurred an underwriter discount fee of $5.3 million or $0.77 per share of common stock, netting proceeds (before costs) of $70.6 million or $10.23 per share of common stock.

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

Note 17.	Stock-Based Compensation

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At December 31, 2014, there were 1,295,814 shares available for grant under the Plan, respectively.

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

Stock Options

On September 24, 2014, the Company granted 359,000 options to certain employees and directors. No stock options were granted in 2013 or 2012. These options were awarded with the strike price set at the fair market value at the grant date, and vest on March 15, 2015 with an expiration date of September 24, 2017. The fair value of each option grant, which was $2.70 per option granted in 2014, is estimated on the date of grant using the Black-Scholes option-pricing model.

On December 2, 2014, the Company granted 1,326,923 options to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date, and vest at 50 percent upon grant and 50 percent on April 30, 2015 with an expiration date of December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, is estimated on the date of grant using the Black-Scholes option-pricing model.

The following table provides the assumptions utilized in the Black-Scholes model for options granted during the year ended December 31, 2014. No options were granted during the years ended December 31, 2013 and 2012.

Option Grant Dates:	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	51%	42%
Expected term of option in years	1.6	1.7
Weighted-average volatility	35.56%	36.47%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at December 31, 2014 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
	(In thousands)
Balance at December 31, 2013	—
Granted	1,685,923	$3.09
Exercised	—
Forfeited	—

Balance at December 31, 2014	1,685,923	$3.09

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$14.02	359,000	3.4	$14.02	50,000	3.4	$14.02
$16.89	1,326,923	3	$16.79	715,000	3	$16.73

$15.46	1,685,923	3.2	$15.40	765,000	3.2	$15.38

The Company had approximately $1.9 million of unrecognized stock compensation expense on December 31, 2014 related to non-vested compensation, which the Company expects to recognize ratably over the period of 0.5 years. The Company recognized $3.3 million of compensation expense for the year ended December 31, 2014. The intrinsic value of the Company’s outstanding stock options totaled approximately $5.2 million at December 31, 2014.

Employment Agreement Redemption Provisions

On January 1, 2013 (the modification date), the Company executed employment agreements with three of its key executives each containing a provision requiring the Company to repurchase the executive’s stock if the executive is terminated for any reason. Because the redemption of the shares is subject to redemption at the option of the holder in an event that is outside of our control, these shares are required to be classified outside of permanent equity on the consolidated balance sheets and recorded at fair value as of the modification date with adjustments to fair value through the settlement date. Accordingly, this temporary equity is recorded as “redeemable shares” on our consolidated balance sheets at December 31, 2013. Upon amendment to the employment agreements in February 2014, the redemption provision was removed and the shares were reclassified to equity.

The following summarizes the activity of the redeemable shares:

	Shares	Amount
		(In thousands)
Redeemable shares, Balance at December 31, 2012	—	$—
Equity reclassification to temporary equity	1,058,250	4,150
Issuance of temporary equity	1,272,450	5,903
Warrants exercised	7,650	45
Change in fair value of redeemable shares	—	10,823

Redeemable shares, Balance at December 31, 2013	2,338,350	$20,921
Equity reclassification	(2,338,350)	(20,921)

Redeemable shares, Balance at December 31, 2014	—	$—

Note 18.	Stock Split

In connection with the IPO in May 2014, the Company’s Board of Directors approved a 2,550 for 1 stock split of the Company’s Shares. The stock split became effective on May 7, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this stock split and for changes allocated with conversion from a limited liability company to a corporation.

Note 19.	Condensed Financial Information of Registrant

Heritage Insurance Holdings, Inc. (the parent company) has no long term debt obligations, guarantees or material contingencies as of December 31, 2014, 2013 and 2012. The following summarizes the major categories of the parent company’s financial statements (in thousands, except share and per share data):

Condensed Balance Sheets
	As of December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$30,927	$10,744
Investment in and advances to subsidiaries	218,600	90,999
Other assets	6,473	132

Total Assets	$256,000	$101,875

LIABILITIES AND MEMBERS’ EQUITY
Other liabilities	$911	$970

Total Liabilities	911	970
Redeemable shares, 2,338,350 shares	—	20,921
Paid-in-capital	188,345	62,850
Accumulated other comprehensive income (loss)	1,723	(790)
Retained earnings	65,021	17,924

Total Stockholders’ Equity	255,089	79,984

Total Liabilities and Stockholders’ Equity	$256,000	$101,875

Condensed Statements of Operations	Years Ended December 31,
	2014	2013	2012
REVENUE:
Other income	$1,896	$1,075	$126

Total revenue	1,896	1,075	126
EXPENSES:
General and administrative expenses	6,649	4,119	5,971
Interest expenses	—	16	828

Total expenses	6,649	4,135	6,799
Loss before income taxes and equity in net income of subsidiaries	(4,753)	(3,060)	(6,673)
Benefit from for income taxes	(801)	—	—
Loss before equity in net income of subsidiaries	(3,952)	(3,060)	(6,673)
Equity in net income of subsidiaries	51,049	37,273	1,207

Net income (loss)	$47,097	$34,213	$(5,466)

Weighted average shares outstanding
Basic	24,568,876	14,313,150	6,280,650

Diluted	25,816,590	14,473,800	6,280,650

Earnings (loss) per share
Basic	$1.92	$2.39	$(0.87)
Diluted	$1.82	$2.36	$(0.87)

Condensed Statements of Cash Flows	Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$1,280	$2,925	$(577)
Investing Activities
Dividends received from subsidiaries	16,099	—	—
Investments and advances to subsidiaries	(98,469)	(26,895)	(25,624)

Net cash used in investing activities	(82,370)	(26,895)	(25,624)
Financing Activities
Proceeds (repayments) note payable—bank	—	(1,000)	1,000
Proceeds note payable—member	—	—	3,900
Proceeds from issuance of equity from IPO and private placement, net of discount fee and direct costs of issuance	78,670	—	—
Proceeds from exercise of warrants	22,515	—	—
Proceeds from issuance of equity and redeemable shares	88	33,630	23,385

Net cash provided by financing activities	101,273	32,630	28,285

Increase in cash and cash equivalents	20,183	8,660	2,084
Cash and cash equivalents at beginning of period	10,744	2,084	—

Cash and cash equivalents at end of year	$30,927	$10,744	$2,084

Note 20.	Quarterly Results for 2014 and 2013 (unaudited)

The following table provides a summary of quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$42,236	$44,295	$55,527	$81,554
Investment income, including realized gains (losses) on investments	$576	$743	$1,206	$1,628
Total revenues	$43,878	$46,539	$58,013	$85,390
Total expenses	$32,056	$31,429	$41,904	$54,179
Net income	$7,888	$9,566	$9,965	$19,678
Basic earnings per share	$0.48	$0.43	$0.33	$0.67
Diluted earnings per share	$0.42	$0.39	$0.33	$0.67

For the year ended December 31, 2013
Net premiums earned	$19,966	$21,624	$21,805	$31,764
Investment income, including realized gains (losses) on investments	$210	$79	$179	$258
Total revenues	$20,342	$48,601	$22,780	$33,109
Total expenses	$9,389	$14,320	$15,113	$30,549
Net income	$7,054	$21,018	$5,327	$814
Basic earnings per share	$0.66	$1.38	$0.35	$0.05
Diluted earnings per share	$0.66	$1.38	$0.35	$0.05

Fourth quarter net income of $19.7 million in 2014 compared to $0.8 million in 2013 can be primarily attributed to growth in our in force premium, which was significantly impacted by the introduction into the commercial residential line of business coupled with successful transition of SSIC policies to our Company, and the lower cost of catastrophe reinsurance.

Note 21.	Subsequent Events

During the first quarter of 2015, the Company participated in three personal residential and three commercial residential assumptions transactions. Following the opt-outs process, the Company expects to assume in excess of 18,000 personal residential policies and 300 commercial residential policies.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2014 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

As previously reported on our Form S-1 effective May 22, 2014 and quarter’s reports on Forms 10-Q issued during 2014, we have material weaknesses in our internal control over financial reporting related to, among other things, accounting for stock based compensation, equity transactions and income taxes. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring additional finance personnel, and the outsourcing of more complex accounting matters to third party consultants. We will continue to monitor the effectiveness of these remediation efforts as we consider in future reporting periods whether such control deficiencies have been fully remediated.

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In addition to the information set forth under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K, the information required by this Item is expected to be in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of the registrant’s management is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The following documents are filed as part of this report.

(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Report of Independent Registered Public Accounting Firm (Grant Thornton LLP)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because the required information is not present or not present in amounts sufficient to require the submission of schedules, or because the information required is included in our Consolidated Financial Statements and Notes thereto.

(3)

List of Exhibits

The Following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit Number	Description

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.1	Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.2	Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.3	Second Aggregate Catastrophic Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.4	Second Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.5	Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by Osprey Re Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.6	Property Catastrophe Excess of Loss Reinsurance Contract, effective December 4, 2012, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.7	Property Catastrophe Excess of Loss Reinsurance Contract, effective April 17, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.8	Property Catastrophe Excess of Loss Reinsurance Contract, effective April 24, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd. (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.9	Common Stock Purchase Agreement, dated May 9, 2014, by and between Heritage Insurance Holdings, LLC and Ananke Ltd. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on May 16, 2014)

10.10	Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.11+	$4,000,000 XS $2,000,000 XS $4,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-Q filed on August 06, 2014)

10.12+	$6,000,000 XS $9,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.13+	Multi-Year First & Second Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.14+	First & Second Property Catastrophe Reinstatement Premium Protection Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.15+	Fourth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.16+	Fifth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.17+	Sixth Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.18+	Reimbursement Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the State Board of Administration of the State of Florida (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.19+	Property Excess Per Risk Reinsurance Contract, effective June 27, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.20	Separation Agreement and General Release, dated December 22, 2014, by and between Heritage Insurance Holdings, Inc. and Kent Linder. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2014)

23.1	Consent of Grant Thornton LLP**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
**	Furnished herewith
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 18, 2015	By:	/s/ BRUCE LUCAS
Chairman and Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bruce Lucas as his true and lawful attorney-in-fact and agent, he with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 18, 2015

/s/ STEPHEN ROHDE
Stephen Rohde	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2015

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 18, 2015

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 18, 2015

/s/ TRIFON HOUVARDAS
Trifon Houvardas	Director	March 18, 2015

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 18, 2015

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 18, 2015

/s/ IRINI BARLAS
Irini Barlas	Director	March 18, 2015

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 18, 2015

/s/ JAMES MASIELLO
James Masiello	Director	March 18, 2015