Form 10-Q
period 2015-03-31
Heritage Insurance Holdings, Inc.
filed 2015-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on May 5, 2015 was 29,807,460.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q this “Form 10-Q” or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;

•	the potential for discontinuation of the Citizens depopulation program and our inability to select favorable Citizens policies to assume;

•	a lack of significant redundancy in our operations;

•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;

•	our inability to generate investment income;

•	our inability to maintain our financial stability rating;

•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;

•	our exposure to catastrophic events;

•	the failure of our risk mitigation strategies or loss limitation methods; and

•	other risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking events that we discuss in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $360,885 and $290,951 in 2015 and 2014, respectively)	$364,896	$293,085
Equity securities, available for sale, at fair value (cost of $31,282 and $30,555 in 2015 and 2014, respectively)	31,702	31,225
Mortgage loan, held to maturity, at amortized cost	6,150	6,849

Total investments	402,748	331,159
Cash and cash equivalents	160,813	160,481
Restricted cash	4,339	4,339
Accrued investment income	3,019	2,617
Premiums receivable, net	22,785	20,028
Prepaid reinsurance premiums	19,406	43,148
Deferred income taxes	5,336	6,622
Deferred policy acquisition costs, net	25,843	24,370
Property and equipment, net	17,734	17,087
Other assets	6,626	5,180

Total Assets	$668,649	$615,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$61,846	$51,469
Unearned premiums	249,103	241,136
Reinsurance payable	16,323	17,113
Income taxes payable	7,325	12,808
Advance premiums	14,329	5,143
Accrued compensation	5,075	442
Other liabilities	26,842	31,831

Total Liabilities	$380,843	$359,942

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,807,460 and 29,794,960 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	190,004	188,342
Accumulated other comprehensive income	2,722	1,723
Retained earnings	95,077	65,021

Total Stockholders’ Equity	287,806	255,089

Total Liabilities and Stockholders’ Equity	$668,649	$615,031

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share data)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Gross premiums written	$133,968	$68,903
Increase in gross unearned premiums	(7,967)	(8,043)

Gross premiums earned	126,001	60,860
Ceded premiums	(24,512)	(18,624)

Net premiums earned	101,489	42,236
Net investment income	1,633	618
Net realized losses	(3)	(42)
Other revenue	2,009	1,066

Total revenue	105,128	43,878
EXPENSES:
Losses and loss adjustment expenses	32,539	20,587
Policy acquisition costs	13,093	4,473
General and administrative expenses	11,204	6,997

Total expenses	56,836	32,057

Income before income taxes	48,292	11,821
Provision for income taxes	18,236	3,933

Net income	$30,056	$7,888

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	1,622	2,010
Reclassification adjustment for net realized investment losses	3	42
Income tax expense related to items of other comprehensive income	(626)	(792)

Total comprehensive income	$31,055	$9,148

Weighted average shares outstanding
Basic	29,798,571	16,360,800

Diluted	30,115,935	18,997,500

Earnings per share
Basic	$1.01	$0.48
Diluted	$1.00	$0.42

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Net unrealized change in investments, net of tax	—	—	—	—	999	999
Exercise of stock options	12,500	—	212	—	—	212
Stock-based compensation	—	—	1,450	—	—	1,450
Net income	—	—	—	30,056	—	30,056

Balance at March 31, 2015	29,807,460	$3	$190,004	$95,077	$2,722	$287,806

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$(790)	$79,984
Net unrealized change in investments, net of tax	—	—	—	—	1,260	1,260
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Issuance of equity	17,850	—	88	—	—	88
Net loss	—	—	—	7,888	—	7,888

Balance at March 31, 2014	16,363,350	$1	$83,858	$25,812	$470	$110,141

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net income	$30,056	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,450	—
Amortization of bond discount	1,335	431
Depreciation and amortization	294	104
Net realized losses	3	42
Deferred income taxes	660	(1,408)
Changes in operating assets and liabilities:
Accrued investment income	(402)	(151)
Premiums receivable, net	(2,757)	(2,009)
Prepaid reinsurance premiums	23,742	18,610
Reinsurance premiums receivable	—	4,757
Income taxes receivable	—	4,457
Deferred policy acquisition costs, net	(1,473)	(2,461)
Other assets	(1,446)	(1,149)
Unpaid losses and loss adjustment expenses	10,377	9,112
Unearned premiums	7,967	8,042
Reinsurance payable	(790)	(26,091)
Income taxes payable	(5,483)	(1,550)
Accrued compensation	4,633	1,359
Advance premiums	9,186	3,210
Other liabilities	(4,989)	818

Net cash provided by operating activities	72,363	24,011
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	13,497	16,750
Purchases of investments available for sale	(85,498)	(30,051)
Proceeds from sale of mortgage loan	699	—
Cost of property and equipment acquired	(941)	(1,165)

Net cash used in investing activities	(72,243)	(14,466)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	—	88
Proceeds from exercise of stock options	212	—

Net cash provided by financing activities	212	88

Increase in cash and cash equivalents	332	9,633
Cash and cash equivalents at beginning of period	160,481	65,059

Cash and cash equivalents at end of period	$160,813	$74,692

Supplemental Cash Flows Information:
Income taxes paid, net	$23,059	$2,434

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

Nature of Operations and Principles of Consolidation: The consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries; Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re LTD; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development, together referred to as “the Company”.

Our primary products are personal and commercial residential insurance, which we currently offer only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We conduct our operations under one business segment.

The condensed consolidated financial information included herein as of and for the three months ended March 31, 2015 and 2014 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended March 31, 2015 and 2014 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s December 31, 2014 audited Consolidated Financial Statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, of 1933, as amended as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures.

In April 2015, the, Financial Accounting Standards Boards (“FASB”) issued new guidance related to Internal-Use Software. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In April 2015, the FASB issued new guidance related to Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2015 and December 31, 2014:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015	(In thousands)
U.S. government and agency securities	$22,052	$84	$32	$22,104
States, municipalities and political subdivisions	52,806	614	52	53,368
Special revenue	165,778	1,813	204	167,387
Industrial and miscellaneous	116,842	1,685	43	118,484
Redeemable preferred stocks	3,407	153	7	3,553

Total fixed maturities	360,885	4,349	338	364,896
Nonredeemable preferred stocks	12,052	419	28	12,443
Equity securities	19,230	1,385	1,356	19,259

Total equity securities	31,282	1,804	1,384	31,702
Mortgage loan participation	6,150	—	—	6,150

Total investments	$398,317	$6,153	$1,722	$402,748

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014	(In thousands)
U.S. government and agency securities	$7,002	$22	$16	$7,008
States, municipalities and political subdivisions	41,578	560	18	42,120
Special revenue	133,269	1,349	237	134,381
Industrial and miscellaneous	105,591	668	254	106,005
Redeemable preferred stocks	3,511	84	24	3,571

Total fixed maturities	290,951	2,683	549	293,085
Nonredeemable preferred stocks	11,494	237	53	11,678
Equity securities	19,061	1,525	1,039	19,547

Total equity securities	30,555	1,762	1,092	31,225
Mortgage loan participation	6,849	—	—	6,849

Total investments	$328,355	$4,445	$1,641	$331,159

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/ amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category for the three months ended March 31, 2015 and 2014.

	March 31, 2015		March 31, 2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Fixed maturities	$37	$3,526	$1	$255
Equity securities	46	1,653	15	15,015

Total realized gains	83	5,179	16	15,270

Fixed maturities	(86)	1,490	(18)	184
Equity securities	—	—	(40)	878

Total realized losses	(86)	1,490	(58)	1,062

Net realized gain (losses)	$(3)	$6,669	$(42)	$16,332

The table below summarizes the Company’s fixed maturities at March 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$20,034	6%	$20,058	5%
Due after one year through five years	179,851	50%	181,000	50%
Due after five years through ten years	91,167	25%	93,118	26%
Due after ten years	69,833	19%	70,720	19%

Total	$360,885	100%	$364,896	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Fixed maturities	$1,479	$519
Equity securities	425	186
Cash, cash equivalents and short-term investments	123	13
Other investments	17	85

Net investment income	2,044	803
Investment expenses	411	185

Net investment income, less investment expenses	$1,633	$618

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

The following tables present an aging of our unrealized investment losses by investment class as of March 31, 2015 and December 31, 2014:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
U.S. government and agency securities	5	$32	$4,034	—	$—	$—
States, municipalities and political subdivisions	20	50	13,159	1	3	169
Industrial and miscellaneous	35	32	15,260	5	12	733
Special revenue	67	200	39,172	2	3	340
Redeemable preferred stocks	34	4	429	7	3	104

Total fixed maturities	161	318	72,054	15	21	1,346

Nonredeemable preferred stocks	78	20	1,454	6	8	175
Equity securities	158	1,355	10,077	—	—	—

Total equity securities	236	$1,375	$11,531	6	$8	$175

Total	397	$1,693	$83,585	21	$29	$1,521

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	11	$15	$2,451	1	$1.00	$109
States, municipalities and political subdivisions	14	15	7,661	1	3	177
Industrial and miscellaneous	98	204	51,156	10	50	1,975
Special revenue	71	213	36,643	6	23	1,592
Redeemable preferred stocks	18	9	854	9	15	355

Total fixed maturities	212	457	98,765	26	92	4,208

Nonredeemable preferred stocks	1	31	2,552	1	22	490
Equity securities	1	1,039	9,792	—	—	—

Total equity securities	2	$1,070	$12,344	1	$22	$490

Total	214	$1,527	$111,109	27	$114	$4,698

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company’s investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair values from its custodian, which uses a third-party valuation service, and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table’s present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the three months ended March 31, 2015 and the year ended and December 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

March 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity investments:
U.S. Government and government agencies	$22,104	$—	$22,104	$—
States, municipalities and political subdivisions	53,368	—	53,368	—
Special Revenue	167,387	—	167,387	—
Industrial and miscellaneous	118,484	—	118,484	—
Redeemable preferred stocks	3,553	3,553	—	—

Total fixed maturity investments	$364,896	$3,553	$361,343	$—

Equity securities	$19,259	$19,259	$—	$—
Non-redeemable preferred stocks	12,443	12,443	—	—

Total equity securities	$31,702	$31,702	$—	$—

Total investments	$396,598	$35,255	$361,343	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturity investments:
U.S. Government and Government agencies	$7,008	$3,211	$3,797	$—
States, municipalities and political subdivisions	42,120	—	42,120	—
Special Revenue	134,381	—	134,381	—
Industrial and miscellaneous	106,005	—	106,005	—
Redeemable preferred stocks	3,571	3,571	—	—

Total fixed maturity investments	$293,085	$6,782	$286,303	$—

Equity securities	$19,547	$19,547	$—	$—
Non-redeemable preferred stocks	11,678	11,678	—	—

Total equity securities	$31,225	$31,225	$—	$—

Total investments	$324,310	$38,007	$286,303	$—

The Company acquired a 55% participation in a commercial real estate mortgage loan for $6.1 million in 2013. The underlying $11.5 million loan was originated by unaffiliated lenders, and collateralized by commercial real estate located in Polk County, Florida. The Company records an asset in the amount of our pro rata share of the outstanding principal and carries the investment at amortized cost. The Company receives monthly principal and interest payments and recognizes income when collectible. The Company decreased its participation in this commercial real estate mortgage loan by $0.7 million to $6.1 million during the three months ended March 31, 2015.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	2,527	2,155
Office furniture and equipment	639	445
Tenant and leasehold improvements	3,077	2,812
Vehicle fleet	531	421

Total, at cost	18,955	18,014
Less: accumulated depreciation and amortization	1,221	927

Property and equipment, net	$17,734	$17,087

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Depreciation and amortization expense for property and equipment was $0.3 million and $0.8 million for the three months ended March 31, 2015 and December 31, 2014, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

The Company currently leases space to non-affiliates and its subsidiary Heritage P&C, and occupies space in one of the buildings.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares including outstanding warrants and the net effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Net income attributable to common stockholders (000’s)	$30,056	$7,888
Weighted average shares outstanding	29,798,571	16,360,800

Basic earnings per share:	$1.01	$0.48

Diluted earnings per share:
Net income attributable to common stockholders (000’s)	$30,056	$7,888
Weighted average shares outstanding	29,798,571	16,360,800
Weighted average dilutive shares	317,364	2,636,700

Total weighted average dilutive shares	30,115,935	18,997,500

Diluted earnings per share:	$1.00	$0.42

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$24,370	$9,765
Policy acquisition costs deferred	14,566	6,934
Amortization	(13,093)	(4,473)

Ending balance	$25,843	$12,226

The DPAC at March 31, 2015 includes the unamortized portion of $10 million of deferred costs paid during June 2014 in connection with the Company’s assumption of policies from Sunshine State Insurance Company (“SSIC”). Likewise, $1.9 million amortization has been recorded related to the SSIC policy acquisition costs in the three months ended March 31, 2015. The unamortized DPAC cost is $0.6 million related to SSIC at March 31, 2015.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. INCOME TAXES

During the three months ended March 31, 2015, the Company recorded $18.2 million of income tax expense which corresponds to an estimated annual effective tax rate of 37.76%.

The table below summarizes the significant components of our net deferred tax assets/liabilities:

	March 31, 2015	December 31, 2014
	(in thousands)
Deferred tax assets:
Unearned premiums	$15,269	$15,567
Tax-related discount on loss reserve	1,187	1,022
Stock-based compensation	1,359	1,258
Other	541	545

Total deferred tax assets	18,356	18,392

Deferred tax liabilities:
Deferred acquisition costs	10,031	9,401
Unrealized gain	1,709	1,081
Property and equipment	632	633
Other	648	655

Total deferred tax liabilities	13,020	11,770

Net deferred tax asset	$5,336	$6,622

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

No taxing authorities are currently examining any of the Company’s 2014, 2013 or 2012 federal or state income tax returns.

As of March 31, 2015 and December 31, 2014 we had no significant uncertain tax positions.

NOTE 9. REINSURANCE

The Company’s reinsurance program is designed, utilizing the Company’s risk management methodology, to address its exposure to catastrophes. The Company’s program provides reinsurance protection for catastrophes including hurricanes, tropical storms, and tornadoes. The Company’s reinsurance agreements are part of its catastrophe management strategy, which is intended to provide its stockholders an acceptable return on the risks assumed in its property business, and to reduce variability of earnings, while providing protection to the Company’s policyholders.

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

For a first catastrophic event, the Company’s 2013 reinsurance program provided coverage for $571.5 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depended on the magnitude of the first event, as the Company may had coverage remaining from layers that were not previously fully exhausted. The Company also purchased reinstatement premium protection insurance to provide an additional $149.5 million of coverage. The Company’s aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re Ltd., a newly-formed Bermuda special purpose insurer. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. In April 2014, Citrus Re Ltd. issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. The Company has determined that, while Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in Citrus Re Ltd. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

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

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recoverable for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured that the total insured value exceeded $10 million.

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from Sunshine State Insurance Company (“SSIC”). At March 31, 2015, approximately 28,465 SSIC policies were in force representing approximately $49.8 million of annualized premium. The SSIC policies account for approximately 12.9% of the Company’s total policies in force as of March 31, 2015.

Prior to June 27, 2014, substantially all of the Company’s policies had been obtained in connection with assumption transactions with Citizens, pursuant to which the Company recorded the assumed premiums written in the amount of the unearned premiums transferred to the Company. In connection with each assumption transaction, the Company assumes the responsibility of the primary writer of the risk through the expiration of the term of the policy.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Premium written:
Direct	$101,501	$52,100
Assumed	32,467	16,803
Ceded	(770)	(14)

Net premium written	$133,198	$68,889

Change in unearned premiums:
Direct	$(26,521)	$(17,957)
Assumed	18,554	9,914
Ceded	(23,742)	(18,610)

Net decrease (increase)	$(31,709)	$(26,653)

Premiums earned:
Direct	$74,980	$34,143
Assumed	51,021	26,717
Ceded	(24,512)	(18,624)

Net premiums earned	$101,489	$42,236

Losses and LAE incurred:
Direct	$26,643	$10,250
Assumed	5,896	10,337
Ceded	—	—

Net losses and LAE incurred	$32,539	$20,587

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	March 31, 2015	December 31, 2014
	(in thousands)
Unpaid losses and loss adjustment expenses:
Direct	$41,344	$34,420
Assumed	20,502	17,049

Gross unpaid losses and LAE	61,846	51,469
Ceded	—	—

Net unpaid losses and LAE	$61,846	$51,469

Unearned premiums:
Direct	$182,138	$155,617
Assumed	66,965	85,519

Gross unearned premiums	249,103	241,136
Ceded	(19,406)	(43,148)

Net unearned premiums	$229,697	$197,988

Prepaid reinsurance premiums related to twenty-one reinsurers for both periods at March 31, 2015 and December 31, 2014. There were no amounts receivable with respect to reinsurers at March 31, 2015 and December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of March 31, 2015 and December 31, 2014. The percentages of assumed premiums earned to net premiums earned for the three months ended March 31, 2015 and March 31, 2014 were 50.3% and 63.3%, respectively.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of period	$51,469	$19,344
Less: reinsurance recoverable on paid losses	—	—

Net balance, beginning of period	51,469	19,344

Incurred related to:
Current year	37,052	20,555
Prior years	(4,513)	32

Total incurred	32,539	20,587

Paid related to:
Current year	9,815	5,241
Prior years	12,347	6,234

Total paid	22,162	11,475

Net balance, end of period	61,846	28,456
Plus: reinsurance recoverable on unpaid losses	—	—

Balance, end of period	$61,846	$28,456

The significant increase in the Company’s reserves for unpaid losses in 2015 from 2014 is primarily due to the increase in policy count.

The Company writes insurance in the state of Florida, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred during the three months ended March 31, 2015 and 2014 reflect prior year redundancy of $4.5 million and deficiency of $32,000, respectively, due to changes in the Company’s estimate of ultimate losses on claims incurred in prior years not attributable to any specific trend or claims handling dynamic.

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

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three months ended March 31, 2015 and 2014, the Company’s insurance subsidiary recorded statutory net income of $12.8 million and $2.2 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $194.1 million and $172.7 million at March 31, 2015 and December 31, 2014, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

In 2014, the Florida legislature passed Senate Bill 1308, which was signed into law by the Governor. Among other things, this bill incorporates the National Association of Insurance Commissioners (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the new law permits the FLOIR to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures with regard to enterprise risk, which are satisfied by the provision of related information filed with the SEC. This legislation was designed to bolster regulation for insurer solvency and governance and became effective January 1, 2015.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

NOTE 13. OTHER LIABILITIES

At March 31, 2015 and December 31, 2014, other liabilities included approximately $16.6 million and $21.1 million, respectively, related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2015 and 2014.

•	The Company entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. As of March 31, 2014, the Company had made payments of $82,000 under this agreement. The project was completed during September 2014 and was paid in full by the year ended December 31, 2014 for approximately $2.6 million.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the three months ended March 31, 2014 the Company incurred rent expense of approximately $70,000. We relocated to one of the buildings located on our Clearwater property in March 2014 and did not pay any rent under the lease, as it was effectively terminated upon date of relocation.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the three-month periods ended March 31, 2015 and 2014, the Company’s contributions to the plan on behalf of the participating employees were $76,000 and $39,000 respectively.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2015, the Company had 29,807,460 shares of common stock, 30,600 warrants and 596,282 unvested stock options outstanding reflecting total paid in capital of $190 million as of such date.

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

Equity Issuances

As more fully disclosed in our previously referred to financial statements for the year ended December 31, 2014, there were, as of December 31, 2014, 29,794,960 shares of common stock outstanding and 30,600 warrants and 1,685,923 stock options outstanding, representing $188.3 million of additional paid-in capital. The following discloses the changes in our stockholders’ equity during 2015.

First Quarter 2015

In March 2015, the Company issued 12,500 shares of common stock from the exercise of 12,500 stock options grant at an exercise price of $16.89 per share of common stock and received proceeds of $211,125.

NOTE 17. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At March 31, 2015 and December 31, 2014, there were 1,295,814 shares available for grant under the Plan.

The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model (“Black-Scholes model”). The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

Stock Options

On September 24, 2014, the Company granted 359,000 options to certain employees and directors. No stock options were granted in 2013 or 2012. These options were awarded with the strike price set at the fair market value at the grant date, and vested March 15, 2015 with an expiration date of September 24, 2017. The fair value of each option grant, which was $2.70 per option granted in 2014, is estimated on the date of grant using the Black-Scholes model.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

On December 2, 2014, the Company granted 1,326,923 options to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date. Fifty percent of these options were immediately vested and 50 percent on April 30, 2015, and these options expire on December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, is estimated on the date of grant using the Black-Scholes model.

The following table provides the assumptions utilized in the Black-Scholes model for options granted on September 24, 2014 and December 2, 2014. No options were granted during the three months ended March 31, 2015 and 2014.

	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	51%	42%
Expected term of option in years	1.6	1.7
Weighted-average volatility	35.56%	36.47%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at March 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value	Shares Available for Grant

Balance at December 31, 2014	1,685,923	$3.09	1,295,814
Granted	—
Exercised	(12,500)	$16.89

Balance at March 31, 2015	1,673,423	$3.20	1,295,814

Vested and exercisable as of March 31, 2015	1,077,141	$2.80

The Company had approximately $0.5 million of unrecognized stock compensation expense at March 31, 2015 related to non-vested compensation, which the Company expects to recognize ratably over the period of 0.4 years. The Company recognized $1.4 million of compensation expense during the three months ended March 31, 2015.

NOTE 18. SUBSEQUENT EVENTS

During April 2015 (closed April 8, 2015), Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd., The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provide up to $150 million of coverage; the Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the Florida Hurricane Catastrophe Fund. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. The Company has determined that, while Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in Citrus Re Ltd. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year need December 31, 2014 (“2014 Form 10”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Heritage Insurance Holdings, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes found under Part II. Item 8 on our 2014 Form 10 with the filed with the SEC on March 18, 2015.

Financial Results Highlights for the Three Months Ended March 31, 2015

•	Approximately 220,000 policies in-force at March 31, 2015, of which approximately 74% were assumed from Citizens, 13% were assumed from SSIC and 13% were from voluntary sales

•	Gross premiums written of $134 million and total revenue of $105 million

•	Net premiums earned of $101 million

•	Net income of $30 million

•	Combined ratio of 65% on a gross basis and 56% on a net basis

•	Cash, cash equivalents and investments of $564 million, with total assets of $669 million

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our results of operations for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Revenue
Gross premiums written	$133,968	$68,903
Increase in gross unearned premiums	(7,967)	(8,043)

Gross premiums earned	126,001	60,860
Premiums ceded	(24,512)	(18,624)

Net premiums earned	101,489	42,236
Net investment income	1,633	618
Net realized investment losses	(3)	(42)
Other income	2,009	1,066

Total revenue	$105,128	$43,878

Expenses
Losses and loss adjustment expenses	32,539	20,587
Policy acquisition costs	13,093	4,473
General and administrative expenses	11,204	6,997

Total expenses	56,836	32,057

Income before income taxes	48,292	11,821
Income taxes	18,236	3,933

Net income	$30,056	$7,888

Ratios to Gross Premiums Earned:
Ceded premium ratio	19.5%	30.6%
Loss Ratio	25.8%	33.8%
Expense Ratio	19.3%	18.8%

Combined Ratio	64.6%	83.3%

Ratios to Net Premiums Earned:
Loss Ratio	32.1%	48.7%
Expense Ratio	23.9%	27.2%

Combined Ratio	56.0%	75.9%

Per Share Data:
Basic earnings	$1.01	$0.48
Diluted earnings	$1.00	$0.42

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

Gross premiums written

Gross premiums written increased from $68.9 million for the three months ended March 31, 2014 to $134.0 million for the three months ended March 31, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC, the growing number of new voluntary policies written and the approximately 93% increase in premiums assumed from Citizens for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Of our $134.0 million of gross premiums written for the three months ended March 31, 2015, $101.5 million represented direct premiums written and $32.5 million represented assumed premiums written. Personal residential business accounted for $103.0 million and commercial residential $31.0 million of the total gross premiums written for the three months ended March 31, 2015.

Gross premiums earned

Gross premiums earned increased from $60.9 million for the three months ended March 31, 2014 to $126.0 million for the three months ended March 31, 2015. Our premiums in force as of March 31, 2015 and March 31, 2014 were approximately $533.0 million and $261.0 million, respectively, resulting in the increase in gross premiums earned. Approximately $25.7 million of gross premiums earned during the three months ended march 31, 2015 was attributable to commercial residential policies, of which we had none during the three months ended March 31, 2014.

Ceded premiums

Ceded premiums increased from $18.6 million for the three months ended March 31, 2014 to $24.5 million for the three months ended March 31, 2015. The increase in ceded premiums is primarily a result of the significant increase in the policies in force, partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $200 million of Catastrophe (CAT) bonds issued by a third party as well as improved geographic spread of risk.

Net premiums earned

Net premiums earned increased from $42.2 million for the three months ended March 31, 2014 to $101.5 million for the three months ended March 31, 2015. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the amount of premiums in force at March 31, 2015, including the introduction of commercial residential business during the second half of 2014, as compared to March 31, 2014, partially offset by increased ceded earned premium.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $0.6 million for the three months ended March 31, 2014 to $1.6 million for the three months ended March 31, 2015. The increase in net investment income is due to the significant increase in invested assets from $151.1 million to $402.7 million at March 31, 2014 and March 31, 2015, respectively. The increase resulted primarily from premium growth and $90 million for our initial public offering.

Other revenue

Other revenue increased from $1.1 million for the three months ended March 31, 2014 to $2.0 million for the three months ended March 31, 2015. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies, as well as, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013.

Total revenue

Total revenue increased from $43.9 million for the three months ended March 31, 2014 to $105.1 million for the three months ended March 31, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the amount of premiums in force at March 31, 2015 as compared to March 31, 2104.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $20.6 million for the three months ended March 31, 2014 to $32.5 million for the three months ended March 31, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods, partially offset by a decrease in the loss ratio. Losses and loss adjustment expenses for the three months ended March 31, 2015 include losses paid of $22.2 million and a $10.4 million increase in unpaid losses and loss adjustment expenses, including the addition of $4.5 million of IBNR reserves. Losses and loss adjustment expenses for the three months ended March 31, 2014 include losses paid of $11.5 million and a $9.1 million increase in unpaid losses and loss adjustment expenses, including the addition of $4.6 million of IBNR reserves. As of March 31, 2015, we reported $61.8 million in unpaid losses and loss adjustment expenses which included $34.3 million attributable to IBNR, or 55.5% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $4.4 million for the three months ended March 31, 2014 to $13.1 million for the three months ended March 31, 2015. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. In addition, $1.9 million of the $10 million SSIC policy acquisition fee was amortized during the three months ended March 31, 2015. At March 31, 2015 only $0.6 million of the $10 million acquisition fee remains as unamortized.

General and administrative expenses

General and administrative expenses increased from $7.0 million for the three months ended March 31, 2014 to $11.2 million for the three months ended March 31, 2015. The increase in 2014 was due primarily to the increase in our bonus accrual as a result of the significant increase in year-to-date earnings in 2015, as well as stock-based compensation related to unvested options that were granted in 2014.

Provision for income taxes

Provision for income taxes was $3.9 million and $18.2 million for the three months ended March 31, 2014 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2014 and 2015 was 33.2% and 37.8%, respectively. The increase in the effective tax rate is due to our conversion from a limited liability company to a corporation on May 22, 2014 in connection with our initial public occurring.

Net Income

Our results of operations for the three months ended March 31, 2015 reflect net income of $30.1 million, or $1.00 earnings per diluted common share, compared to net income of $7.9 million, or $0.42 earnings per diluted common share, for the three months ended March 31, 2014.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio decreased from 30.6% for the three months ended March 31, 2014 to 19.5% for the three months ended March 31, 2015. This decrease is due to lower reinsurance costs due to favorable reinsurance market conditions, the availability of lower cost reinsurance related to $200 million of CAT bonds issued by a third party and improved geographic spread of risk, primarily as a result of the SSIC acquisition. Additionally, the growth in premiums assumed in the fourth quarter of 2014 and the first quarter of 2015, in which we incurred no additional reinsurance costs until June 1, 2015, significantly improved the ratio. Our ceded premium ratio in the first quarter of 2014 was also favorably impacted by similar growth from the fourth quarter of 2014 and first quarter of 2015.

Gross loss ratio

Our gross loss ratio decreased from 33.8% for the three months ended March 31, 2014 to 25.8% for the three months ended March 31, 2015, primarily due to favorable development on prior year losses, the introduction of our commercial residential business, which has a lower loss ratio than personal residential, and reserve strengthening that took place in the first quarter of 2014.

Net loss ratio

Our net loss ratio decreased from 48.7% for the three months ended March 31, 2014 to 32.1% for the three months ended March 31, 2015, primarily as a result of the items mentioned in the previous paragraph and the improvement of the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased modestly from 18.8% for the three months ended March 31, 2014 to 19.3% for the three months ended March 31, 2015. The increase in the ratio is primarily due to the amortization of SSIC policy acquisition costs, partially offset by a lower general and administration expense ratio, due to economies of scale.

Net expense ratio

Our net expense ratio decreased from 27.2% for the three months ended March 31, 2014 to 23.9% for the three months ended March 31, 2015. The decrease is primarily attributable to the improvement in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased from 83.3% for the three months ended March 31, 2014 to 64.6% for the three months ended March 31, 2015. Our combined ratio on a net basis decreased from 75.9% for the three months ended March 31, 2014 to 56.0% for the three months ended March 31, 2015. The changes in our combined ratio, on both a gross and net basis, are for the reasons explained above.

Liquidity and Capital Resources

As of March 31, 2015, we had $160.8 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company described below. We also had $4.3 million in restricted cash to meet our contractual obligations related to the Catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. In December of 2014, the FLOIR approved the removal of $45 million from the collateral trust account following the end of the 2014 hurricane season. As of March 31, 2015, $5.0 million was held in

Osprey’s trust account and an additional $5.0 million was collateralized with a letter of credit. At March 31, 2015, the Company and the FLOIR deemed $10 million to be sufficient to satisfy Osprey’s reinsurance obligations from non-hurricane catastrophic events. Further, $35.0 million of the $45.0 million that was removed from the collateral trust accounts was contributed as paid in surplus, to Heritage P&C in December 2014.

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

Operating Activities

	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$72,363	$24,011	$48,352
Investing activities	(72,243)	(14,466)	(57,777)
Financing activities	212	88	124

Net increase (decrease) in cash and cash equivalents	$332	$9,633	$(9,301)

Cash provided by operating activities increased from $24.0 million for the three months ended March 31, 2014 to $72.4 million for the three months ended March 31, 2015. The increase in cash provided by operating activities reflects the growth of premiums in force, our improved ceded premium ratio and the timing of reinsurance payments.

Investing Activities

Net cash used in investing activities increased from $14.5 million for the three months ended March 31, 2014 to $72.2 million for the three months ended March 31, 2015. The increase in net cash used in investing activities was primarily attributable to investment of cash attributable with the growth in our policy count.

Financing Activities

Net cash provided by financing activities increased from $88,000 for the three months ended March 31, 2014 to $212,000 for the three months ended March 31, 2015.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at March 31, 2015 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$318,361	$(46,535)	(13)%
200 basis point increase	$333,874	$(31,022)	(9)%
100 basis point increase	$349,386	$(15,511)	(4)%
100 basis point decrease	$380,036	$15,139	4%
200 basis point decrease	$391,722	$26,826	7%
300 basis point decrease	$397,644	$32,748	9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at March 31, 2015 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$93,920	26%	$94,339	26%
AA+	$30,666	8%	$30,987	8%
AA	$52,973	15%	$53,582	15%
AA-	$30,029	8%	$30,435	8%
A+	$33,040	9%	$33,505	9%
A	$39,994	11%	$40,489	11%
A-	$36,129	10%	$36,784	10%
BBB+	$30,040	8%	$30,473	8%
BBB	$7,597	3%	$7,737	3%
BBB-	$5,566	2%	$5,615	2%
BB+	$767	0%	$787	0%
BB	$43	0%	$43	0%
B+	$78	0%	$77	0%
B	$43	0%	$43	0%

Total	$360,885	100%	$364,896	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2015 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2015 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair value
Stocks by sector:
Financial	$4,379	14%
Energy	15,296	49%
Other	11,811	37%

Subtotal	$31,486	100%

Mutual Funds and ETF By type:
Equity	216	0%

Subtotal	216	0%

Total	$31,702	100%

Foreign Currency Exchange Risk

At March 31, 2015, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report for the Year Ended December 31, 2014, filed on March 18, 2015, we had material weaknesses in our internal control over financial reporting related to, among other things, accounting for stock-based compensation, equity transactions and income taxes. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the hiring additional finance personnel and additional review of certain more complex accounting matters by third party consultants. We have concluded that the steps we have taken to remediate the control weaknesses have been successful.

Except for the remediation efforts described herein, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed on March 18, 2015 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2015	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ STEPHEN ROHDE
Stephen Rohde
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.