Form 10-Q
period 2015-06-30
Heritage Insurance Holdings, Inc.
filed 2015-08-07
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on July 30, 2015 was 30,005,560.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q this (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $402,358 and $290,951 in 2015 and 2014, respectively)	$401,529	$293,085
Equity securities, available for sale, at fair value (cost of $31,460 and $30,555 in 2015 and 2014, respectively)	31,055	31,225
Mortgage loan, held to maturity, at amortized cost	6,100	6,849

Total investments	438,684	331,159
Cash and cash equivalents	131,726	160,481
Restricted cash	12,786	4,339
Accrued investment income	3,775	2,617
Premiums receivable, net	26,326	20,028
Prepaid reinsurance premiums	168,803	43,148
Income taxes receivable	8,190	—
Deferred income taxes	6,903	6,622
Deferred policy acquisition costs, net	31,948	24,370
Property and equipment, net	17,354	17,087
Other assets	7,630	5,180

Total Assets	$854,125	$615,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$70,129	$51,469
Unearned premiums	257,599	241,136
Reinsurance payable	177,853	17,113
Income taxes payable	—	12,808
Advance premiums	11,409	5,143
Accrued compensation	8,880	442
Other liabilities	16,155	31,831

Total Liabilities	$542,025	$359,942

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,995,560 and 29,794,960 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	3	3
Additional paid-in capital	193,184	188,342
Accumulated other comprehensive income (loss)	(1,564)	1,723
Retained earnings	120,477	65,021

Total Stockholders’ Equity	312,100	255,089

Total Liabilities and Stockholders’ Equity	$854,125	$615,031

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$135,597	$99,269	$269,565	$168,172
Increase in gross unearned premiums	(8,496)	(35,144)	(16,463)	(43,187)

Gross premiums earned	127,101	64,125	253,102	124,985
Ceded premiums	(32,255)	(19,830)	(56,767)	(38,454)

Net premiums earned	94,846	44,295	196,335	86,531
Net investment income	2,090	719	3,723	1,337
Net realized gains (losses)	(116)	24	(119)	(18)
Other revenue	2,268	1,501	4,277	2,567

Total revenue	99,088	46,539	204,216	90,417

EXPENSES:
Losses and loss adjustment expenses	33,909	19,244	66,448	39,831
Policy acquisition costs	12,253	6,384	25,346	10,857
General and administrative expenses	11,936	5,801	23,140	12,798

Total expenses	58,098	31,429	114,934	63,486

Income before income taxes	40,990	15,110	89,282	26,931
Provision for income taxes	15,590	5,544	33,826	9,477

Net income	$25,400	$9,566	$55,456	$17,454

OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(2,663)	2,908	(5,470)	4,918
Reclassification adjustment for net realized investment (gains) losses	116	(24)	119	18
Income tax (expense) benefit related to items of other comprehensive income (loss)	983	(1,112)	2,064	(1,904)

Total comprehensive income	$23,836	$11,338	$52,169	$20,486

Weighted average shares outstanding
Basic	29,877,636	22,119,754	29,838,322	19,256,172

Diluted	30,268,496	24,333,476	30,192,216	21,684,230

Earnings per share
Basic	$0.85	$0.43	$1.86	$0.91
Diluted	$0.84	$0.39	$1.84	$0.80

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital		(Loss)	Equity
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Net unrealized change in investments, net of tax	—	—	—	—	(3,287)	(3,287)
Exercise of stock options and warrants	200,600	—	2,994	—	—	2,994
Stock-based compensation	—	—	1,848	—	—	1,848
Net income	—	—	—	55,456	—	55,456

Balance at June 30, 2015	29,995,560	$3	$193,184	$120,477	$(1,564)	$312,100

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital		(Loss)	Equity
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$(790)	$79,984
Net unrealized change in investments, net of tax	—	—	—	—	3,032	3,032
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Member tax distribution	—	—	(1,057)	—	—	(1,057)
Issuance of equity	17,850	—	88	—	—	88
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for overallotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Net income	—	—	—	17,454	—	17,454

Balance at June 30, 2014	29,794,960	$3	$183,984	$35,378	$2,242	$221,607

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net income	$55,456	$17,454
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,848	—
Amortization of bond discount	2,984	924
Depreciation and amortization	602	272
Net realized losses	119	18
Deferred income taxes	1,783	5,858
Changes in operating assets and liabilities:
Accrued investment income	(1,158)	(360)
Premiums receivable, net	(6,298)	(33,085)
Restricted cash	(8,447)	—
Prepaid reinsurance premiums	(125,655)	(56,012)
Reinsurance premiums receivable	—	5,337
Income taxes receivable	(8,190)	(5,182)
Deferred policy acquisition costs, net	(7,578)	(15,627)
Other assets	(2,450)	(2,671)
Unpaid losses and loss adjustment expenses	18,660	15,189
Unearned premiums	16,463	43,187
Reinsurance payable	160,740	51,782
Income taxes payable	(12,808)	(457)
Accrued compensation	8,438	2,639
Advance premiums	6,266	4,076
Other liabilities	(15,676)	2,352

Net cash provided by operating activities	85,099	35,694
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	27,873	24,747
Purchases of investments available for sale	(144,601)	(41,552)
Proceeds from mortgage loans	749	—
Cost of property and equipment acquired	(869)	(3,105)

Net cash used in investing activities	(116,848)	(19,910)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	—	88
Proceeds from issuance of equity from initial public offering, net of discount fee and expense	—	78,670
Proceeds from exercise of stock options and warrants	2,994	22,515

Net cash provided by financing activities	2,994	101,273

Increase (decrease) in cash and cash equivalents	(28,755)	117,057
Cash and cash equivalents at beginning of period	160,481	65,059

Cash and cash equivalents at end of period	$131,726	$182,116

Supplemental Cash Flows Information:
Income taxes paid, net	$55,000	$9,258

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

Nature of Operations and Principles of Consolidation: The condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries; Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd.; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development, together referred to as “the Company”.

Our primary products are personal and commercial residential insurance, which we currently offer only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We conduct our operations under one business segment.

The condensed consolidated financial information included herein as of and for the three and six months ended June 30, 2015 and 2014 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and six months ended June 30, 2015 and 2014 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s audited consolidated financial statements, as of and for the year ended December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to its financial condition, results of operations, or related disclosures.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance on fair value measurement (Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)), effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and which should be applied retrospectively to all periods presented. Earlier application is permitted. The new amendments in this ASU remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient. In addition, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In May 2015, the FASB issued Accounting Standards Update No. 2015-09 (“ASU 2015-09”), Financial Services – Insurance (Topic 944), which improves disclosure requirements for all insurance entities that issue short-duration contracts. The amendments in ASU 2015-09 increase transparency of significant estimates made in measuring the liability for unpaid claims and claim adjustment expenses, improve comparability by requiring consistent disclosure of information, and provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of cash flows and the development of loss reserve estimates. ASU 2015-09 is effective for all public entities for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. For all other entities, the amendments are effective for annual years beginning after December 15, 2016, and for interim periods within annual years beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Imputation of Interest (“ASC 835”) which requires debt issuance costs related to a recognized debt liability to be presented as a deduction from the carrying amount of the related debt, consistent with the treatment required for debt discounts. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASC 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Under the new guidance, if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

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

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2015 and December 31, 2014:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
U.S. government and agency securities	$23,920	$38	$503	$23,455
States, municipalities and political subdivisions	63,162	300	442	63,020
Special revenue	189,196	840	1,096	188,940
Industrial and miscellaneous	122,888	483	465	122,906
Redeemable preferred stocks	3,192	49	33	3,208

Total fixed maturities	402,358	1,710	2,539	401,529
Nonredeemable preferred stocks	12,289	151	113	12,327
Equity securities	19,171	1,389	1,832	18,728

Total equity securities	31,460	1,540	1,945	31,055
Mortgage loan participation	6,100	—	—	6,100

Total investments	$439,918	$3,250	$4,484	$438,684

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	$7,002	$22	$16	$7,008
States, municipalities and political subdivisions	41,578	560	18	42,120
Special revenue	133,269	1,349	237	134,381
Industrial and miscellaneous	105,591	668	254	106,005
Redeemable preferred stocks	3,511	84	24	3,571

Total fixed maturities	290,951	2,683	549	293,085
Nonredeemable preferred stocks	11,494	237	53	11,678
Equity securities	19,061	1,525	1,039	19,547

Total equity securities	30,555	1,762	1,092	31,225
Mortgage loan participation	6,849	—	—	6,849

Total investments	$328,355	$4,445	$1,641	$331,159

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2015 and 2014.

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended June 30,
Fixed maturities	$(39)	$5,795	$118	$3,793
Equity securities	59	2,141	—	—

Total realized gains	20	7,936	118	3,793

Fixed maturities	(136)	1,216	(78)	2,577
Equity securities	—	—	(16)	1,007

Total realized losses	(136)	1,216	(94)	3,584

Net realized gain (losses)	$(116)	$9,152	$24	$7,377

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Six Months Ended June 30,
Fixed maturities	$(2)	$9,321	$104	$4,384
Equity securities	105	3,794	14	15,015

Total realized gains	103	13,115	118	19,399

Fixed maturities	(222)	2,706	(88)	2,660
Equity securities	—	—	(48)	1,683

Total realized losses	(222)	2,706	(136)	4,343

Net realized gain (losses)	$(119)	$15,821	$(18)	$23,742

The table below summarizes the Company’s fixed maturities at June 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
June 30, 2015
Due in one year or less	$23,691	6%	$23,713	6%
Due after one year through five years	198,462	49%	198,864	49%
Due after five years through ten years	104,860	26%	104,465	26%
Due after ten years	75,345	19%	74,487	19%

Total	$402,358	100%	$401,529	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Fixed maturities	$1,840	$633	$3,319	$1,152
Equity securities	428	253	853	439
Cash, cash equivalents and short-term investments	88	32	211	45
Other investments	43	78	60	163

Net investment income	2,399	996	4,443	1,799
Investment expenses	309	277	720	462

Net investment income, less investment expenses	$2,090	$719	$3,723	$1,337

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

The following tables present an aging of our unrealized investment losses by investment class as of June 30, 2015 and December 31, 2014:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
U.S. government and agency securities	22	$503	$16,856	—	$—	$—
States, municipalities and political subdivisions	42	438	31,251	1	4	165
Industrial and miscellaneous	134	445	56,080	3	20	408
Special revenue	164	1,091	91,922	2	5	336
Redeemable preferred stocks	53	27	1,612	7	5	102

Total fixed maturities	415	2,504	197,721	13	34	1,011

Nonredeemable preferred stocks	227	101	5,406	7	13	225
Equity securities	161	1,816	10,190	2	16	32

Total equity securities	388	$1,917	$15,596	9	$29	$257

Total	803	$4,421	$213,317	22	$63	$1,268

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	11	$15	$2,451	1	$1	$109
States, municipalities and political subdivisions	14	15	7,661	1	3	177
Industrial and miscellaneous	98	204	51,156	10	50	1,975
Special revenue	71	214	36,643	6	23	1,592
Redeemable preferred stocks	18	9	854	8	15	355

Total fixed maturities	212	457	98,765	26	92	4,208

Nonredeemable preferred stocks	1	31	2,552	1	22	490
Equity securities	1	1,039	9,792	—	—	—

Total equity securities	2	$1,070	$12,344	1	$22	$490

Total	214	$1,527	$111,109	27	$114	$4,698

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the six months ended June 30, 2015 and the year ended and December 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

June 30, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturity investments:
U.S. Government and government agencies	$23,455	$222	$23,233	$—
States, municipalities and political subdivisions	63,020	—	63,020	—
Special revenue	188,940	—	188,940	—
Industrial and miscellaneous	122,906	—	122,906	—
Redeemable preferred stocks	3,208	3,208	—	—

Total fixed maturities	$401,529	$3,430	$398,099	$—

Nonredeemable preferred stocks	$12,327	$12,327	$—	$—
Equity securities	18,728	18,728	—	—

Total equity securities	$31,055	$31,055	$—	$—

Total investments	$432,584	$34,485	$398,099	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturity investments:
U.S. Government and government agencies	$7,008	$3,211	$3,797	$—
States, municipalities and political subdivisions	42,120	—	42,120	—
Special revenue	134,381	—	134,381	—
Industrial and miscellaneous	106,005	—	106,005	—
Redeemable preferred stocks	3,571	3,571	—	—

Total fixed maturities	$293,085	$6,782	$286,303	$—

Nonredeemable preferred stocks	$11,678	$11,678	$—	$—
Equity securities	19,547	19,547	—	—

Total equity securities	$31,225	$31,225	$—	$—

Total investments	$324,310	$38,007	$286,303	$—

The Company acquired a 55% participation in a commercial real estate mortgage loan for $6.1 million in 2013. The underlying $11.5 million loan was originated by unaffiliated lenders, and collateralized by commercial real estate located in Polk County, Florida. The Company records an asset in the amount of our pro rata share of the outstanding principal and carries the investment at amortized cost. The Company receives monthly principal and interest payments and recognizes income when collectible. The Company decreased its participation in this commercial real estate mortgage loan by $0.8 million during the six months ended June 30, 2015.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	2,503	2,155
Office furniture and equipment	621	445
Tenant and leasehold improvements	3,077	2,812
Vehicle fleet	501	421

Total, at cost	18,883	18,014
Less: accumulated depreciation and amortization	1,529	927

Property and equipment, net	$17,354	$17,087

Depreciation and amortization expense for property and equipment was $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

The Company currently leases space to non-affiliates and its subsidiary Heritage P&C, and occupies space in one of the buildings.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share amounts are based on the weighted average number of common shares, including outstanding warrants and the net effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to common stockholders (000’s)	$25,400	$9,566	$55,456	$17,454
Weighted average shares outstanding	29,877,636	22,119,754	29,838,322	19,256,172

Basic earnings per share:	$0.85	$0.43	$1.86	$0.91

Diluted earnings per share:
Net income attributable to common stockholders (000’s)	$25,400	$9,566	$55,456	$17,454
Weighted average shares outstanding	29,877,636	22,119,754	29,838,322	19,256,172
Weighted average dilutive shares	390,860	2,213,722	353,894	2,428,058

Total weighted average dilutive shares	30,268,496	24,333,476	30,192,216	21,684,230

Diluted earnings per share:	$0.84	$0.39	$1.84	$0.80

NOTE 7. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Beginning balance	$25,843	$12,226	$24,370	$9,765
Deferred Policy acquisition costs	18,358	19,550	32,924	26,484
Amortization	(12,253)	(6,384)	(25,346)	(10,857)

Ending balance	$31,948	$25,392	$31,948	$25,392

The DPAC at June 30, 2015 includes the amortization of $10 million of deferred costs paid during June 2014 in connection with the Company’s assumption of policies from Sunshine State Insurance Company (“SSIC”). For the six months ended June 30, 2015, the Company fully recognized the balance in DPAC and recorded $2.5 million of amortization costs related to the SSIC policy acquisition costs.

NOTE 8. INCOME TAXES

During the six months ended June 30, 2015 and 2014, the Company recorded $33.8 million and $9.5 million of income tax expense which corresponds to an estimated annual effective tax rate of 37.89% and 35.2%, respectively.

The table below summarizes the significant components of our net deferred tax assets/liabilities:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Unearned premiums	$15,535	$15,567
Tax-related discount on loss reserve	1,092	1,022
Unrealized loss	982	—
Stock-based compensation	967	1,258
Other	520	545

Total deferred tax assets	19,096	18,392

Deferred tax liabilities:
Deferred acquisition costs	10,905	9,401
Unrealized gain	—	1,081
Property and equipment	633	633
Other	655	655

Total deferred tax liabilities	12,193	11,770

Net deferred tax asset	$6,903	$6,622

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

As of June 30, 2015 and December 31, 2014 we had no significant uncertain tax positions.

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

2013 – 2014 Reinsurance Program

During the second quarter of 2013, the Company placed its reinsurance program for the period from June 1, 2013 through May 31, 2014. The Company’s reinsurance program, which was segmented into layers of coverage, protected it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2013-2014 reinsurance program incorporated the mandatory coverage required by law to be placed with the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe reinsurance fund (“FHCF”). The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2013 to May 31, 2014 reinsurance program.

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

For a first catastrophic event, the Company’s 2013 reinsurance program provided coverage for $571.5 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depended on the magnitude of the first event, as the Company may have had coverage remaining from layers that were not previously fully exhausted. The Company also purchased reinstatement premium protection insurance to provide an additional $149.5 million of coverage. The Company’s aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

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

2014 – 2015 Reinsurance Program

During the second quarter of 2014, the Company placed its reinsurance program for the period from June 1, 2014 through May 31, 2015. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2014-2015 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF. For the 2014 hurricane season, the Company selected 90% participation in the FHCF. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2014 to May 31, 2015 reinsurance program.

•	The Company’s Retention. For the first catastrophic event, the Company has a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey is responsible for $6 million. For a second event, Heritage P&C’s primary retention decreases to $2 million and Osprey is responsible for $4 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $2 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company is able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside the FHCF.

•	FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 90% of $484 million, or $436 million, in excess of its retention and private reinsurance of $181 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $48 million. To the extent the FHCF coverage is adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provides $25 million of coverage alongside the second contract.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd. provides $20 million of protection in the layer above $940 million.

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

2015 – 2016 Reinsurance Program

During the second quarter of 2015, the Company placed its reinsurance program for the period from June 1, 2015 through May 31, 2016. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2015-2016 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF. For the 2015 hurricane season, the Company selected 75% participation in the FHCF. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2015 to May 31, 2016 reinsurance program.

•	The Company’s Retention. For the first catastrophic event, the Company has a primary retention of the first $35 million of losses and loss adjustment expenses, of which Osprey is responsible for $20 million. For a second event, Heritage P&C’s primary retention decreases to $5 million and Osprey is responsible for $10 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $440 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company is able to reinstate the full amount of this reinsurance one time. To the extent that $440 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside and above the FHCF.

•	FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 75% of $920 million, or $690 million, in excess of its retention and private reinsurance of $336 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. Ltd. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re Ltd. will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer alongside the FHCF. During April 2015 (closed April 8, 2015), Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued in aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. The Company has determined that, while Citrus Re Ltd. is a variable interest entity, the Company does not have any variable interests in Citrus Re Ltd. Accordingly, consolidation of or disclosures associated with Citrus Re Ltd. are not applicable.

•	CAT Bond Layer above the FHCF. Immediately above the FHCF layer is the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re as described above in this footnote. The Citrus Re 2015 Class A notes provide up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.648 billion for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, provides coverage commencing at its reduced retention second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events.

For a first catastrophic event, the Company’s current reinsurance program provides coverage for $1.77 billion of losses and loss adjustment expenses, including its retention, and the Company is responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company has also purchased reinstatement premium protection insurance to provide an additional $440 million of coverage. The Company aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

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

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from SSIC. At June 30, 2015, approximately 27,154 SSIC policies were in force representing approximately $45.3 million of annualized premium. The SSIC policies account for approximately 12% of the Company’s total policies in force as of June 30, 2015.

Prior to the SSIC transaction, substantially all of the Company’s policies had been obtained in connection with assumption transactions with Citizens, pursuant to which the Company recorded the assumed premiums written in the amount of the unearned premiums transferred to the Company. In connection with each assumption transaction, the Company assumes the responsibility of the primary writer of the risk through the expiration of the term of the policy.

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Premium written:
Direct	$134,785	$71,072	$236,286	$123,172
Assumed	812	28,197	33,279	45,000
Ceded	(181,652)	(94,452)	(182,422)	(94,466)

Net premium written	$(46,055)	$4,817	$87,143	$73,706

Change in unearned premiums:
Direct	$(44,461)	$(26,025)	$(70,983)	$(43,982)
Assumed	35,966	(9,119)	54,520	795
Ceded	149,397	74,622	125,655	56,012

Net decrease	$140,902	$39,478	$109,192	$12,825

Premiums earned:
Direct	$90,324	$45,047	$165,303	$79,190
Assumed	36,777	19,078	87,799	45,795
Ceded	(32,255)	(19,830)	(56,767)	(38,454)

Net premiums earned	$94,846	$44,295	$196,335	$86,531

Losses and LAE incurred:
Direct	$17,525	$14,463	$43,003	$24,713
Assumed	16,384	4,781	23,445	15,118
Ceded	—	—	—	—

Net losses and LAE incurred	$33,909	$19,244	$66,448	$39,831

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	June 30, 2015	December 31, 2014
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$47,659	$34,420
Assumed	22,470	17,049

Gross unpaid losses and LAE	70,129	51,469
Ceded	—	—

Net unpaid losses and LAE	$70,129	$51,469

Unearned premiums:
Direct	$226,600	$155,617
Assumed	30,999	85,519

Gross unearned premiums	257,599	241,136
Ceded	(168,803)	(43,148)

Net unearned premiums	$88,796	$197,988

Prepaid reinsurance premiums related to twenty-five and twenty-one reinsurers for the periods ended June 30, 2015 and December 31, 2014, respectively. There were no amounts receivable with respect to reinsurers at June 30, 2015 or December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of June 30, 2015 or December 31, 2014. The percentages of assumed premiums earned to net premiums earned for the six months ended June 30, 2015 and June 30, 2014 were 45% and 53%, respectively.

NOTE 10. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Month Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance, beginning of period	$61,846	$28,456	$51,469	$19,344
Less: reinsurance recoverable on paid losses	—	—	—	—

Net balance, beginning of period	61,846	28,456	51,469	19,344

Incurred related to:
Current year	33,760	19,027	70,812	39,582
Prior years	149	217	(4,364)	249

Total incurred	33,909	19,244	66,448	39,831

Paid related to:
Current year	18,580	11,085	28,395	16,326
Prior years	7,046	2,082	19,393	8,316

Total paid	25,626	13,167	47,788	24,642

Net balance, end of period	70,129	34,533	70,129	34,533
Plus: reinsurance recoverable on unpaid losses	—	—	—	—

Balance, end of period	$70,129	$34,533	$70,129	$34,533

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

The Company’s losses incurred during the three and six months ended of fiscal year 2015 reflect a prior year deficiency/(redundancy) of $149,000 and ($4.4) million, respectively, due to changes in the Company’s estimate of ultimate losses on claims incurred in prior years not attributable to any specific trend or claims handling dynamic. The Company’s losses incurred related to the prior year reflect a reserve deficiency of $217,000 and $249,000 for the three and six months ended June 30, 2014, respectively.

NOTE 11. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; they restrict insurers’ ability to pay dividends; the Company-specified allowable investment types and investment mixes; and the Company’s subject insurers to assessments.

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the six months ended June 30, 2015 and 2014, the Company’s insurance subsidiary recorded statutory net income of $28.2 million and $2.0 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $200.3 million and $172.7 million at June 30, 2015 and December 31, 2014, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

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

NOTE 13. OTHER LIABILITIES

At June 30, 2015 and December 31, 2014, Other liabilities included approximately $9.1 million and $21.1 million, respectively, related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

NOTE 14. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2015 and June 30, 2014.

•	The Company entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. As of June 30, 2014, the Company had made payments of $1.6 million under this agreement. The project was completed during September 2014 and was paid in full by the year ended December 31, 2014 for approximately $2.6 million.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the six months ended June 30, 2014 the Company incurred rent expense of approximately $101,000. We relocated to one of the buildings located on our Clearwater property in March 2014 and did not pay any rent under the lease, as it was effectively terminated upon date of relocation.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis.

•	The Company’s insurance subsidiary received water mitigation services from SVM Restoration Services, Inc. (“SVM”), a Florida corporation providing water loss mitigation services in Florida. SVM was controlled by an executive officer and stockholder through February 28, 2014. During the six-month periods ended 2014, the Company incurred approximately $438,000, payable to SVM. On March 1, 2014, we acquired the assets of SVM for $2.5 million, which have been allocated $150,000 to property and equipment and $2.35 million to goodwill included in other assets. The acquired assets has been deployed by our subsidiary, Contractors’ Alliance Network, LLC, in the delivery of a broadened spectrum of services.

NOTE 15. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the three-month periods ended June 30, 2015 and 2014, the Company’s contributions to the plan on half of the participating employees were $84,160 and $48,000, respectively. For the six-month periods ended June 30, 2015 and 2014, the contributions to the plan were $160,160 and $87,000 respectively.

NOTE 16. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2015, the Company had 29,995,560 shares of common stock and 15,641 unvested stock options outstanding reflecting total paid-in capital of $193.2 million as of such date.

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

First Quarter 2015

In March 2015, the Company issued 12,500 shares of common stock upon the exercise of 12,500 stock options granted at an exercise price of $16.89 per share and received proceeds of $211,125.

Second Quarter 2015

In May 2015, the Company issued 30,600 shares of common stock upon the exercise of 30,600 warrants for gross proceeds of $180,000 or an exercise price of $5.88 per share of common stock.

In May and June 2015, the Company issued an aggregate of 157,500 shares of common stock upon the exercise of 137,500 and 20,000 stock options, which were granted at an exercise price of $16.89 and $14.02 per share and received proceeds of $2,322,375 and $280,400, respectively.

NOTE 17. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At June 30, 2015 and December 31, 2014, there were 1,295,814 shares available for grant under the Plan.

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

On December 2, 2014, the Company granted 1,326,923 options to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date. Half of these options were immediately vested and the other half vested on April 30, 2015, and these options expire on December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, is estimated on the date of grant using the Black-Scholes model.

The following table provides the assumptions utilized in the Black-Scholes model for options granted on September 24, 2014 and December 2, 2014. No options were granted during the six months ended June 30, 2015 and 2014.

	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	51%	42%
Expected term of option in years	1.6	1.7
Weighted-average volatility	35.56%	36.47%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at June 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value	Shares Available for Grant

Balance at December 31, 2014	1,685,923	$3.09	1,295,814
Granted	—
Exercised	(170,000)	$15.74

Balance at June 30, 2015	1,515,923	$2.91	1,295,814

Vested and exercisable as of June 30, 2015	1,500,282	$2.91

The Company had approximately $50,000 of unrecognized stock compensation expense at June 30, 2015 related to unvested compensation, which the Company expects to recognize ratably over the period of 0.5 years. The Company recognized $398,000 and $1.8 million of compensation expense during the three and six months ended June 30, 2015, respectively.

NOTE 18. SUBSEQUENT EVENTS

On July 8, 2015, the Company issued 10,000 shares of common stock from the exercise of 10,000 stock options grant at an exercise price of $14.02 per share of common stock and received proceeds of $140,200.

On August 3, 2015, the Company announced that it had acquired BRC Restoration Specialists, Inc., leading Florida based provider of restoration services and emergency and recovery assistance, for $6 million in cash and $2 million in common stock.

On August 5, 2015, the Company filed with the SEC on Form S-3 its Shelf Registration Statement No. 333-206117 registering $400 million in securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Heritage Insurance Holdings, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes found under Part II. Item 8 on our 2014 Form 10K with the filed with the SEC on March 18, 2015.

Financial Results Highlights for the Six Months Ended June 30, 2015

•	Approximately 221,700 policies in-force at June 30, 2015, of which approximately 73% were assumed from Citizens, 12% were assumed from SSIC and 15% were from voluntary sales

•	Gross premiums written of $269.6 million and total revenue of $204.2 million

•	Net premiums earned of $196.3 million

•	Net income of $55.5 million

•	Combined ratio of 67.8% on a gross basis and 58.5% on a net basis

•	Cash, cash equivalents and investments of $570.4 million, with total assets of $854.1 million

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10K; we have made no material changes or additions with regard to such policies and estimates.

Recent Events

On July 16, 2015, the Company announced that its subsidiary Heritage Property & Casualty Company applied to expand into North Carolina, South Carolina, Massachusetts and Rhode Island.

On June 5, 2015, the Company completed the placement of its 2015-2016 reinsurance program. The program is allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., and the Florida Hurricane Catastrophe Fund (FHCF). The program provides approximately $1.76 billion in reinsurance protection for catastrophic losses, and exceeds requirements established by its rating agency, Demotech, Inc., and the Florida Office of Insurance Regulation.

On June 9, 2015, the Company announced the expansion of its presence in Sunrise, Florida. The new office space located in Sunrise will house staff counsel and claim operations to better serve a growing customer base and represents the Company’s continued investment in the region.

In June 2015, the Company entered into a letter of intent to acquire certain assets of BRC Restoration Specialists, Inc., for the consideration of $6.0 million in cash and $2.0 million of restricted common stock of Heritage. The stock will be restricted for a period of six (6) months and be valued at the weighted average closing price for the previous ten (10) consecutive trading days preceding the closing date. The definitive agreement closed on July 31, 2015.

Results of Operations

The following table reports our results of operations for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$135,597	$99,269	$269,565	$168,172
Increase in gross unearned premiums	(8,496)	(35,144)	(16,463)	(43,187)

Gross premiums earned	127,101	64,125	253,102	124,985
Ceded premiums	(32,255)	(19,830)	(56,767)	(38,454)

Net premiums earned	94,846	44,295	196,335	86,531
Net investment income	2,090	719	3,723	1,337
Net realized gains (losses)	(116)	24	(119)	(18)
Other revenue	2,268	1,501	4,277	2,567

Total revenue	99,088	46,539	204,216	90,417

EXPENSES:
Losses and loss adjustment expenses	33,909	19,244	66,448	39,831
Policy acquisition costs	12,253	6,384	25,346	10,857
General and administrative expenses	11,936	5,801	23,140	12,798

Total expenses	58,098	31,429	114,934	63,486

Income before income taxes	40,990	15,110	89,282	26,931
Provision for income taxes	15,590	5,544	33,826	9,477

Net income	$25,400	$9,566	$55,456	$17,454

Weighted average shares outstanding
Basic	29,877,636	22,119,754	29,838,322	19,256,172

Diluted	30,268,496	24,333,476	30,192,216	21,684,230

Earnings per share
Basic	$0.85	$0.43	$1.86	$0.91
Diluted	$0.84	$0.39	$1.84	$0.80

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

Gross premiums written

Gross premiums written increased from $99.3 million for the three months ended June 30, 2014 to $135.3 million for the three months ended June 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC and the growing number of new voluntary policies written. Of our gross premiums written for the three months ended June 30, 2015, $135.3 million represented direct premiums written and $0.8 million represented assumed premiums written. Personal residential business accounted for $109.9 million and commercial residential $25.4 million of the total gross premiums written for the three months ended June 30, 2015.

Gross premiums earned

Gross premiums earned increased from $64.1 million for the three months ended June 30, 2014 to $127.1 million for the three months ended June 30, 2015. Our premiums in force as of June 30, 2015 and June 30, 2014 were approximately $510.1 million and $316.7 million, respectively, resulting in the increase in gross premiums earned. Approximately $23.8 million of gross premiums earned during the three months ended June 30, 2015 was attributable to commercial residential policies, of which we had none during the three months ended June 30, 2014.

Ceded premiums

Ceded premiums earned increased from $19.8 million for the three months ended June 30, 2014 to $32.2 million for the three months ended June 30, 2015. The increase in ceded premiums is primarily a result of the significant increase in the policies in force, partially offset by lower reinsurance costs due to favorable reinsurance market conditions.

On June 1, 2015, we placed new catastrophe reinsurance program for the 2015 hurricane season, as described in (Note 9) to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Due to our significant growth, including the introduction of commercial residential business, we purchased approximately $1.8 billion of coverage for a first event and an additional $0.4 billion of reinstatement coverage compared to approximately $1.0 billion of first event coverage and $0.2 billion of reinstatement coverage the prior year. The cost for the catastrophe coverage for the 2015 program was approximately $177.0 million compared to $100.0 million for the 2014 program. The cost of the annual reinsurance program is amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the month of June are significantly higher than the first two months of the quarter ended June 30, 2015, as well as the first quarter of 2015. The same was true for 2014.

Net premiums earned

Net premiums earned increased from $44.3 million for the three months ended June 30, 2014 to $94.8 million for the three months ended June 30, 2015. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the amount of premiums in force at June 30, 2015, including the introduction of commercial residential business during the second half of 2014, as compared to June 30, 2014, partially offset by increased ceded earned premium.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $0.7 million for the three months ended June 30, 2014 to $2.0 million for the three months ended June 30, 2015. The increase in net investment income is due to the increase in invested assets from $156.9 million to $438.6 million at June 30, 2014 and June 30, 2015, respectively.

Other revenue

Other revenue increased from $1.5 million for the three months ended June 30, 2014 to $2.3 million for the three months ended June 30, 2015. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies, as well as the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013.

Total revenue

Total revenue increased from $46.5 million for the three months ended June 30, 2014 to $99.0 million for the three months ended June 30, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the amount of premiums in force at June 30, 2015 as compared to June 30, 2014.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $19.2 million for the three months ended June 30, 2014 to $33.9 million for the three months ended June 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods, partially offset by a decrease in the loss ratio. Losses and loss adjustment expenses for the three months ended June 30, 2015 include losses paid of $25.6 million and a $8.3 million increase in unpaid losses and loss adjustment expenses, including the addition of $5.2 million of IBNR reserves. Losses and loss adjustment expenses for the three months ended June 30, 2014 include losses paid of $12.4 million and a $6.8 million increase in unpaid losses and loss adjustment expenses, including the addition of $4.4 million of IBNR reserves. As of June 30, 2015, we reported $70.1 million in unpaid losses and loss adjustment expenses which included $39.5 million attributable to IBNR, or 56% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $6.4 million for the three months ended June 30, 2014 to $12.2 million for the three months ended June 30, 2015. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased from $5.8 million for the three months ended June 30, 2014 to $11.9 million for the three months ended June 30, 2015. The increase in 2015 was due primarily to the increase in our bonus accrual as a result of the significant increase in year-to-date earnings in 2015.

Provision for income taxes

Provision for income taxes was $5.5 million and $15.6 million for the three months ended June 30, 2014 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2015 was 33.2% and 35.65%, respectively. The increase in the effective tax rate is due to our conversion from a limited liability company to a corporation on May 22, 2014 in connection with our initial public offering.

Net Income

Our results of operations for the three months ended June 30, 2015 reflect net income of $25.4 million, or $0.84 earnings per diluted common share, compared to net income of $9.6 million, or $0.39 earnings per diluted common share, for the three months ended June 30, 2014.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to Gross Premiums Earned:
Ceded premium ratio	25.4%	30.9%	22.4%	30.8%
Loss ratio	26.7%	30.0%	26.3%	31.9%
Expense ratio	19.0%	19.0%	19.2%	18.9%
Combined ratio	71.1%	79.9%	67.8%	81.6%

Ratios to Net Premiums Earned:
Loss ratio	35.8%	43.4%	33.8%	46.0%
Expense ratio	25.5%	27.5%	24.7%	27.3%
Combined ratio	61.3%	71.0%	58.5%	73.4%

Ceded premium ratio

Our ceded premium ratio decreased from 30.9% for the three months ended June 30, 2014 to 25.4% for the three months ended June 30, 2015. As mentioned above, the ceded premium associated with January through May related to the previous year’s reinsurance program, in which favorable reinsurance market conditions reduced the cost of the 2014 reinsurance program versus the 2013 reinsurance program. This resulted in favorable costs being realized in the first five months of 2015 compared to 2014. Additionally, the growth in premiums assumed in the fourth quarter of 2014 and the first quarter of 2015, in which we incurred no additional reinsurance costs until June 1, 2015, significantly improved the ratio.

Gross loss ratio

Our gross loss ratio decreased from 30.0% for the three months ended June 30, 2014 to 26.7% for the three months ended June 30, 2015, primarily due to the introduction of our commercial residential business, which has a lower loss ratio than personal residential.

Net loss ratio

Our net loss ratio decreased from 43.4% for the three months ended June 30, 2014 to 35.8% for the three months ended June 30, 2015, primarily as a result of the items mentioned in the previous paragraph and the improvement of the ceded premium ratio.

Gross expense ratio

Our gross expense ratio remained flat at 19.0% from the three months ended June 30, 2014 to 19.0% for the three months ended June 30, 2015.

Net expense ratio

Our net expense ratio decreased modestly from 27.5% for the three months ended June 30, 2014 to 25.5% for the three months ended June 30, 2015. The decrease is primarily attributable to the improvement in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased from 79.9% for the three months ended June 30, 2014 to 71.1% for the three months ended June 30, 2015. Our combined ratio on a net basis decreased from 71.0% for the three months ended June 30, 2014 to 61.3% for the three months ended June 30, 2015. The changes in our combined ratio, on both a gross and net basis, are for the reasons explained above.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

Gross premiums written

Gross premiums written increased from $168.2 million for the six months ended June 30, 2014 to $269.6 million for the six months ended June 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our $269.6 million gross premiums written for the six months ended June 30, 2015, $236.2 million represents direct premiums written and $33.3 million represents assumed premiums written. Personal residential business accounted for $213.1 million and commercial residential $56.4 million of the total gross premiums written for the six months ended June 30, 2015.

Gross premiums earned

Gross premiums earned increased from $125.0 million for the six months ended June 30, 2014 to $253.1 million for the six months ended June 30, 2015. Our policies in force as of June 30, 2014 and June 30, 2015 were approximately 171,000 and 221,700 respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased from $38.5 million for the six months ended June 30, 2014 to $56.8 million for the six months ended June 30, 2015. The increase in ceded premiums reflects the increase in policy count as noted above.

Net premiums earned

Net premiums earned increased from $86.5 million for the six months ended June 30, 2014 to $196.3 million for the six months ended June 30, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the six months ended June 30, 2015 as compared to the same period in 2014, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment losses, increased from $1.3 million for the six months ended June 30, 2014 to $3.7 million for the six months ended June 30, 2015. The increase in net investment income is due to the significant increase in invested assets from $156.9 million to $438.6 million at June 30, 2014 and June 30, 2015, respectively. The increase resulted primarily from policy growth.

Other revenue

Other revenue increased from $2.6 million for the six months ended June 30, 2014 to $4.3 million for the six months ended June 30, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida purchased in April 2013 contributed to the increase.

Total revenue

Total revenue increased from $90.4 million for the six months ended June 30, 2014 to $204.2 million for the six months ended June 30, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the six months ended June 30, 2015 as compared to the same period in the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $39.8 million for the six months ended June 30, 2014 to $66.4 million for the six months ended June 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods as well as being responsive to development trends during the six months ended June 30, 2015. Losses and loss adjustment expenses for the six months ended June 30, 2015 include losses paid of $42.7 million and a $18.7 million increase in unpaid losses and loss adjustment expenses, including the addition of $9.4 million of IBNR reserves. As of June 30, 2015, we reported $70.1 million in unpaid losses and loss adjustment expenses which included $39.5 million attributable to IBNR, or 56% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $10.9 million for the six months ended June 30, 2014 to $25.3 million for the six months ended June 30, 2015. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased from $12.8 million for the six months ended June 30, 2014 to $23.1 million for the six months ended June 30, 2015. The increase was due primarily to the increase in our bonus accrual as a result of the significant increase in year-to-date earnings in 2015.

Provision for income taxes

Provision for income taxes was $9.5 million and $33.8 million for the six months ended June 30, 2014 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2014 and 2015 was 35.2% and 37.9%, respectively. The increase in the effective tax rate is due to our conversion from a limited liability company to a corporation on May 22, 2014 in connection with our initial public offering.

Net income

Our results of operations for the six months ended June 30, 2015 reflect net income of $55.5 million, or $1.84 earnings per diluted common share, compared to net income of $17.5 million, or $0.80 earnings per diluted common share, for the six months ended June 30, 2014.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio decreased from 30.8% for the six months ended June 30, 2014 to 22.4% for the six months ended June 30, 2015. As mentioned above, the ceded premium associated with January through May related to the previous year’s reinsurance program, in which favorable reinsurance market conditions reduced the cost of the 2014 reinsurance program versus the 2013 reinsurance program. This resulted in favorable costs being realized in the first five months of 2015 compared to 2014. Additionally, the growth in premiums assumed in the fourth quarter of 2014 and the first quarter of 2015, in which we incurred no additional reinsurance costs until June 1, 2015, significantly improved the ratio.

Gross loss ratio

Our gross loss ratio decreased from 31.9% for the six months ended June 30, 2014 to 26.3% for the six months ended June 30, 2015, primarily as a result of the introduction of our commercial residential business, which has a lower loss ratio than personal residential.

Net loss ratio

Our net loss ratio decreased from 46.0% for the six months ended June 30, 2014 to 33.8% for the six months ended June 30, 2014, primarily as a result of the items mentioned in the previous paragraph and the improvement of the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased modestly from 18.9% for the six months ended June 30, 2014 to 19.2% for the six months ended June 30, 2015.

Net expense ratio

Our net expense ratio decreased from 27.3% for the six months ended June 30, 2014 to 24.7% for the six months ended June 30, 2015 as a result of the improvement in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased from 81.6% for the six months ended June 30, 2014 to 67.8% for the six months ended June 30, 2015. Our combined ratio on a net basis decreased from 73.4% for the six months ended June 30, 2014 to 58.5% for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had $131.7 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company described below. We also had $12.8 million in restricted cash to meet our contractual obligations related to the Catastrophe bonds issued by Citrus Re Ltd.

Osprey Re Ltd. is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of June 30, 2015, $25 million was held in Osprey’s trust account and an additional $10 million was collateralized with a letter of credit. At June 30, 2015, Osprey Re Ltd’s total reinsurance coverage provided to Heritage P&C was $35 million.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay Heritage P&C’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

Cash Flows

	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$85,099	$35,694	$49,405
Investing activities	(116,848)	(19,910)	(96,938)
Financing activities	2,994	101,273	(98,279)

Net increase (decrease) in cash and cash equivalents	$(28,755)	$117,057	$(145,812)

Operating Activities

Cash provided by operating activities increased from $35.7 million for the six months ended June 30, 2014 to $85.1 million for the six months ended June 30, 2015. The increase in cash provided by operating activities reflects the growth of premiums in force, our improved ceded premium ratio and the timing of reinsurance payments.

Investing Activities

Net cash used in investing activities increased from $19.9 million for the six months ended June 30, 2014 to $116.8 million for the six months ended June 30, 2015. The increase in net cash used in investing activities was primarily attributable to investment of cash attributable with the growth in our policy count.

Financing Activities

Net cash provided by financing activities decreased from $101.3 million for the six months ended June 30, 2014 to $2.9 million for the six months ended June 30, 2015. The decrease in cash provided by financing activities relates to the $78.6 million in net proceeds generated during the second quarter of 2014, by our initial public offering and $22.5 million in proceeds from exercise of stock options and warrants, while the company received $2.9 million in proceeds from the exercise of stock options and warrants during the quarter ended June 30, 2015.

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

Off-Balance Sheet Arrangements

We obtained a $10 million irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2015 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2015 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$349,679	$(51,851)	(15)%
200 basis point increase	$366,962	$(34,567)	(9)%
100 basis point increase	$384,246	$(17,283)	(4)%
100 basis point decrease	$418,532	$17,003	4%
200 basis point decrease	$432,714	$31,185	7%
300 basis point decrease	$441,836	$40,307	9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2015 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$103,781	26%	$103,144	26%
AA+	$42,323	10%	$42,209	10%
AA	$54,762	13%	$54,813	13%
AA-	$33,669	8%	$33,644	8%
A+	$38,257	10%	$38,238	10%
A	$44,925	11%	$44,902	11%
A-	$35,787	9%	$35,813	9%
BBB+	$35,133	9%	$35,050	9%
BBB	$6,520	2%	$6,504	2%
BBB-	$6,470	2%	$6,479	2%
BB+	$143	0%	$145	0%
B+	$78	0%	$78	0%
B	$260	0%	$259	0%
B-	$250	0%	$251	0%

Total	$402,358	100%	$401,529	100%

Equity Price Risk

Our equity investment portfolio at June 30, 2015 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2015 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair value
Stocks by sector:
Financial	$4,733	15%
Energy	14,687	48%
Other	11,419	37%

Subtotal	$30,839	100%

Mutual Funds and ETF By type:
Equity	216	0%

Subtotal	216	0%

Total	$31,055	100%

Foreign Currency Exchange Risk

At June 30, 2015, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report for the Year Ended December 31, 2014, filed on March 18, 2015, we had material weaknesses in our internal control over financial reporting related to, among other things, accounting for stock-based compensation, equity transactions and income taxes. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through hiring additional finance personnel and additional review of certain more complex accounting matters by third party consultants. We have concluded that the steps we have taken to remediate the control weaknesses have been successful.

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 7, 2015	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ STEPHEN ROHDE
Stephen Rohde
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.