Form 10-Q
period 2015-09-30
Heritage Insurance Holdings, Inc.
filed 2015-11-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on November 2, 2015 was 30,285,410.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $380,892 and $290,951 in 2015 and 2014, respectively)	$380,310	$293,085
Equity securities, available for sale, at fair value (cost of $20,457 and $30,555 in 2015 and 2014, respectively)	15,378	31,225
Mortgage loan, held to maturity, at amortized cost	—	6,849

Total investments	395,688	331,159
Cash and cash equivalents	201,270	160,481
Restricted cash	12,786	4,339
Accrued investment income	3,282	2,617
Premiums receivable, net	26,589	20,028
Prepaid reinsurance premiums	123,541	43,148
Reinsurance premiums receivable	14,398	—
Income taxes receivable	6,666	—
Deferred income taxes	6,442	6,622
Deferred policy acquisition costs, net	32,494	24,370
Property and equipment, net	17,424	17,087
Other assets	14,464	5,180

Total Assets	$855,044	$615,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unpaid losses and loss adjustment expenses	$74,445	$51,469
Unearned premiums	278,358	241,136
Reinsurance payable	135,589	17,113
Income taxes payable	—	12,808
Advance premiums	13,066	5,143
Accrued compensation	11,666	442
Other liabilities	9,520	31,831

Total Liabilities	$522,644	$359,942

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,285,410 and 29,794,960 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	198,584	188,342
Accumulated other comprehensive (loss) income	(3,477)	1,723
Retained earnings	137,290	65,021

Total Stockholders’ Equity	332,400	255,089

Total Liabilities and Stockholders’ Equity	$855,044	$615,031

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
REVENUE:
Gross premiums written	$148,993	$86,771	$418,558	$254,943
Increase in gross unearned premiums	(20,759)	(6,897)	(37,222)	(50,084)

Gross premiums earned	128,234	79,874	381,336	204,859
Ceded premiums	(45,873)	(24,347)	(102,640)	(62,801)

Net premiums earned	82,361	55,527	278,696	142,058
Net investment income	1,973	1,126	5,696	2,463
Net realized gains	1,946	80	1,827	62
Other revenue	2,964	1,280	7,241	3,847

Total revenue	89,244	58,013	293,460	148,430

EXPENSES:
Losses and loss adjustment expenses	35,791	22,314	102,239	62,145
Policy acquisition costs	15,512	12,469	40,858	23,326
General and administrative expenses	10,226	7,121	33,366	19,919

Total expenses	61,529	41,904	176,463	105,390

Income before income taxes	$27,715	$16,109	$116,997	$43,040
Provision for income taxes	10,902	6,144	44,728	15,620

Net income	$16,813	$9,965	$72,269	$27,420

OTHER COMPREHENSIVE INCOME:
Change in net unrealized (losses) gains on investments	(1,168)	(139)	(6,638)	4,779
Reclassification adjustment for net realized investment gains	(1,946)	(80)	(1,827)	(62)
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,201	83	3,265	(1,821)

Total comprehensive income	$14,900	$9,829	$67,069	$30,316

Weighted average shares outstanding
Basic	30,177,633	29,794,960	29,952,668	22,807,705

Diluted	30,483,553	29,814,631	30,289,328	24,381,869

Earnings per share
Basic	$0.56	$0.33	$2.41	$1.20
Diluted	$0.55	$0.33	$2.39	$1.12

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine months Ended September 30, 2015 and 2014

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Net unrealized change in investments, net of tax	—	—	—	—	(5,200)	(5,200)
Issuance of restricted common stock in connection with the acquisition of BRC Restoration	79,850	—	2,000	—	—	2,000
Exercise of stock options and warrants	410,600	—	6,369	—	—	6,369
Stock-based compensation	—	—	1,873	—	—	1,873
Net income	—	—	—	72,269	—	72,269

Balance at September 30, 2015	30,285,410	$3	$198,584	$137,290	$(3,477)	$332,400

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$(790)	$79,984
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Member tax distribution	—	—	(1,057)	—	—	(1,057)
Issuance of equity	17,850	—	88	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	2,896	2,896
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for overallotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Stock-based compensation	—	—	40	—	—	40
Net income	—		—	27,420	—	27,420

Balance at September 30, 2014	29,794,960	$3	$184,024	$45,344	$2,106	$231,477

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$72,269	$27,420
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,873	40
Amortization of bond discount	4,688	1,565
Depreciation and amortization	926	512
Bad debt expense	—	250
Net realized gains	(1,827)	(62)
Deferred income taxes	3,445	3,904
Changes in operating assets and liabilities:
Accrued investment income	(665)	(876)
Premiums receivable, net	(6,561)	(37,877)
Restricted cash	(8,447)	(4,339)
Prepaid reinsurance premiums	(80,393)	(36,183)
Reinsurance premiums (payable) receivable	(14,398)	5,337
Income taxes (payable) receivable	(6,666)	4,241
Deferred policy acquisition costs, net	(8,124)	(15,861)
Other assets	(1,284)	(2,635)
Unpaid losses and loss adjustment expenses	22,976	22,621
Unearned premiums	37,222	50,084
Reinsurance payable	118,476	24,739
Income taxes payable	(12,808)	(2,507)
Accrued compensation	11,224	4,168
Advance premiums	7,923	6,181
Other liabilities	(22,311)	2,589

Net cash provided by operating activities	117,538	53,311

INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	119,181	29,426
Purchases of investments available for sale	(201,885)	(141,176)
Proceeds from sale of investment in mortgage loan	6,849	—
Acquisition of a business	(6,000)	—
Cost of property and equipment acquired	(1,263)	(6,251)

Net cash used in investing activities	(83,118)	(118,001)

FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	—	88
Proceeds from issuance of equity from initial public offering, net of discount fee and expense	—	78,670
Proceeds from exercise of stock options and warrants	6,369	22,515

Net cash provided by financing activities	6,369	101,273

Increase in cash and cash equivalents	40,789	36,583
Cash and cash equivalents at beginning of period	160,481	65,059

Cash and cash equivalents at end of period	$201,270	$101,642

Supplemental Cash Flows Information:
Income taxes paid, net	$61,200	$9,981

Issuance of shares for consideration in the acquisition of a business	$2,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd., our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development, together referred to as “the Company”.

Our primary products are personal and commercial residential insurance, which we currently offer only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We conduct our operations under one business segment.

The condensed consolidated financial information included herein as of and for the three and nine months ended September 30, 2015 and 2014 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and nine months ended September 30, 2015 and 2014 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2014 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc.’s. Annual Report on Form 10-K for the fiscal year ended December 31, 2014. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

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

Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

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

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its condensed consolidated financial statements and related disclosures.

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

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2015 and December 31, 2014:

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
U.S. government and agency securities	$24,066	$55	$193	$23,928
States, municipalities and political subdivisions	54,125	288	117	54,296
Special revenue	170,809	959	1,560	170,208
Industrial and miscellaneous	116,422	539	427	116,534
Redeemable preferred stocks	15,470	41	167	15,344

Total fixed maturities	380,892	1,882	2,464	380,310
Nonredeemable preferred stocks	354	—	4	350
Equity securities	20,103	17	5,092	15,028

Total equity securities	20,457	17	5,096	15,378

Total investments	$401,349	$1,899	$7,560	$395,688

	Cost or Adjusted/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	$7,002	$22	$16	$7,008
States, municipalities and political subdivisions	41,578	560	18	42,120
Special revenue	133,269	1,349	237	134,381
Industrial and miscellaneous	105,591	668	254	106,005
Redeemable preferred stocks	3,511	84	24	3,571

Total fixed maturities	290,951	2,683	549	293,085
Nonredeemable preferred stocks	11,494	237	53	11,678
Equity securities	19,061	1,525	1,039	19,547

Total equity securities	30,555	1,762	1,092	31,225
Mortgage loan participation	6,849	—	—	6,849

Total investments	$328,355	$4,445	$1,641	$331,159

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2015 and 2014.

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended September 30,
Fixed maturities	$1,200	$62,412	$87	$3,083
Equity securities	826	15,949	—	—

Total realized gains	2,026	78,361	87	3,083

Fixed maturities	(75)	5,948	(2)	90
Equity securities	(5)	328	(5)	174

Total realized losses	(80)	6,276	(7)	264

Net realized gain	$1,946	$84,637	$80	$3,347

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Nine Months Ended September 30,
Fixed maturities	$1,237	$66,513	$179	$6,153
Equity securities	716	20,581	—	—

Total realized gains	1,953	87,094	179	6,153

Fixed maturities	(116)	11,219	(91)	2,789
Equity securities	(10)	2,196	(26)	17,991

Total realized losses	(126)	13,415	(117)	20,780

Net realized gain	$1,827	$100,509	$62	$26,933

The table below summarizes the Company’s fixed maturities at September 30, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2015
	Cost or Adjusted/ Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$35,960	10%	$35,991	9%
Due after one year through five years	169,301	44%	169,047	45%
Due after five years through ten years	90,968	24%	90,810	24%
Due after ten years	84,663	22%	84,462	22%

Total	$380,892	100%	$380,310	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Fixed maturities	$1,936	$838	$5,254	$1,989
Equity securities	439	328	1,292	768
Cash, cash equivalents and short-term investments	150	50	361	95
Other investments	67	71	128	234

Net investment income	2,592	1,287	7,035	3,086
Investment expenses	619	161	1,341	623

Net investment income, less investment expenses	$1,973	$1,126	$5,696	$2,463

During the Company’s quarterly evaluations of its securities for impairment, the Company determined that none of its investments in debt and equity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the debt securities in which the Company invests continue to make interest payments on a timely basis and have not suffered significant credit rating reductions. The Company does not intend to sell nor is it likely that it would be required to sell the debt securities before the Company recovers its amortized cost basis.

The following tables present an aging of our unrealized investment losses by investment class as of September 30, 2015 and December 31, 2014:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2015
U.S. government and agency securities	12	$189	$7,904	2	$4	$451
States, municipalities and political subdivisions	15	114	9,703	1	2	165
Industrial and miscellaneous	103	412	40,312	4	15	412
Special revenue	87	302	36,895	8	7	1,313
Redeemable preferred stocks	247	152	10,631	12	15	203

Total fixed maturities	464	1,169	105,445	27	43	2,544

Nonredeemable preferred stocks	9	4	347	—	—	—
Equity securities	219	4,430	13,624	30	662	981

Total equity securities	228	$4,434	$13,971	30	$662	$981

Total	692	$5,603	$119,416	57	$705	$3,525

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	11	$15	$2,451	1	$1	$109
States, municipalities and political subdivisions	14	15	7,661	1	3	177
Industrial and miscellaneous	98	204	51,156	10	50	1,975
Special revenue	71	213	36,643	6	23	1,592
Redeemable preferred stocks	18	9	854	9	15	355

Total fixed maturities	212	456	98,765	27	92	4,208

Nonredeemable preferred stocks	1	31	2,552	1	22	490
Equity securities	1	1,039	9,792	—	—	—

Total equity securities	2	$1,070	$12,344	1	$22	$490

Total	214	$1,526	$111,109	28	$114	$4,698

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company’s investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal government securities, and corporate bonds, the Company obtains the fair values from its custodian, which uses a third-party valuation service, and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the nine months ended September 30, 2015 and the year ended and December 31, 2014, there were no transfers in or out of Level 1, 2, and 3.

September 30, 2015	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities investments:
U.S. government and agency securities	$23,928	$20,099	$3,829	$—
States, municipalities and political subdivisions	54,296	—	54,296	—
Special revenue	170,208	—	170,208	—
Industrial and miscellaneous	116,534	—	116,534	—
Redeemable preferred stocks	15,344	15,344	—	—

Total fixed maturities investments	$380,310	$35,443	$344,867	$—

Nonredeemable preferred stocks	$350	$350	$—	$—
Equity securities	15,028	15,028	—	—

Total equity securities	$15,378	$15,378	$—	$—

Total investments	$395,688	$50,281	$344,867	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities investments:
U.S. government and agency securities	$7,008	$3,211	$3,797	$—
States, municipalities and political subdivisions	42,120	—	42,120	—
Special revenue	134,381	—	134,381	—
Industrial and miscellaneous	106,005	—	106,005	—
Redeemable preferred stocks	3,571	3,571	—	—

Total fixed maturities investments	$293,085	$6,782	$286,303	$—

Nonredeemable preferred stocks	$11,678	$11,678	$—	$—
Equity securities	19,547	19,547	—	—

Total equity securities	$31,225	$31,225	$—	$—

Total investments	$324,310	$38,007	$286,303	$—

The Company acquired a 55% participation in a commercial real estate mortgage loan for $6.1 million in 2013. The underlying $11.5 million loan was originated by unaffiliated lenders, and collateralized by commercial real estate located in Polk County, Florida. The Company records an asset in the amount of its pro rata share of the outstanding principal and carries the investment at amortized cost. The Company receives monthly principal and interest payments and recognizes income when collectible. During the three months ended September 30, 2015, the Company sold its participation in exchange for cash of $6.8 million.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	2,694	2,155
Office furniture and equipment	634	445
Tenant and leasehold improvements	3,267	2,812
Vehicle fleet	501	421

Total, at cost	19,277	18,014
Less: accumulated depreciation and amortization	1,853	927

Property and equipment, net	$17,424	$17,087

Depreciation and amortization expense for property and equipment was $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million in cash.

The Company currently leases space to non-affiliates and its subsidiary Heritage P&C, and occupies space in one of the buildings.

NOTE 6. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based on the weighted average number of common shares, including outstanding warrants and the net effect of potentially dilutive common shares outstanding.

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income attributable to common stockholders (000’s)	$16,813	$9,965	$72,269	$27,420
Weighted average shares outstanding	30,177,633	29,794,960	29,952,668	22,807,705

Basic earnings per share:	$0.56	$0.33	$2.41	$1.20

Diluted earnings per share:
Net income attributable to common stockholders (000’s)	$16,813	$9,965	$72,269	$27,420
Weighted average shares outstanding	30,177,633	29,794,960	29,952,668	22,807,705
Weighted average dilutive shares	305,920	19,671	336,660	1,574,164

Total weighted average dilutive shares	30,483,553	29,814,631	30,289,328	24,381,869

Diluted earnings per share:	$0.55	$0.33	$2.39	$1.12

NOTE 7. REINSURANCE PREMIUMS RECEIVABLE

At September 30, 2015, due to the recent depopulation of policies from Citizens, Citizens owed the Company approximately $14.4 million which has been recorded as reinsurance premiums receivable.

NOTE 8. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Beginning Balance	$31,948	$25,392	$24,370	$9,765
Policy acquisition costs deferred	16,058	12,703	48,982	39,187
Amortization	(15,512)	(12,469)	(40,858)	(23,326)

Ending Balance	$32,494	$25,626	$32,494	$25,626

NOTE 9. INCOME TAXES

During the nine months ended September 30, 2015 and 2014, the Company recorded $44.7 million and $15.6 million of income tax expense which corresponds to an estimated annual effective tax rate of 38.2% and 36.3%, respectively.

The table below summarizes the significant components of our net deferred tax assets/liabilities:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Unearned premiums	$14,536	$15,567
Tax-related discount on loss reserve	1,110	1,022
Unrealized loss	2,184	—
Stock-based compensation	922	1,258
Other	217	545

Total deferred tax assets	18,969	18,392

Deferred tax liabilities:
Deferred acquisition costs	11,504	9,401
Unrealized gain	—	1,081
Property and equipment, net	633	633
Other	390	655

Total deferred tax liabilities	12,527	11,770

Net deferred tax asset	$6,442	$6,622

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

As of September 30, 2015 and December 31, 2014 we had no significant uncertain tax positions.

NOTE 10. REINSURANCE

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

•	FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 90% of $270 million, or $243 million, in excess of the Company’s retention and private reinsurance of $103 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside and above the FHCF layer from third party reinsurers. The layer alongside was in the amount of $27 million and the layer immediately above was in the amount of $28.5 million. To the extent the FHCF coverage was adjusted, this private reinsurance would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this private reinsurance one time. To the extent that all or a portion of either of these private layers was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•	Aggregate Coverage. In addition to the layers described above, the Company also purchased $170 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $401.5 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

For a first catastrophic event, the Company’s 2013 reinsurance program provided coverage for $571.5 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depended on the magnitude of the first event, as the Company may have had coverage remaining from layers that were not previously fully exhausted. The Company also purchased reinstatement premium protection insurance to provide an additional $149.5 million of coverage. The Company’s aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events.

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

•	The Company’s Retention. For the first catastrophic event, the Company has a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey was responsible for $6 million. For a second event, Heritage P&C’s primary retention decreased to $2 million and Osprey was responsible for $4 million. To the extent that there was reinsurance coverage remaining, Heritage P&C had a $2 million primary retention for events beyond the second catastrophic event. Osprey had no primary retention beyond the second catastrophic event.

•	Layers Below FHCF. Immediately above the Company’s retention, the Company has purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the

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

•	FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 90% of $484 million, or $436 million, in excess of its retention and private reinsurance of $181 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers. The layer alongside is in the amount of $48 million. To the extent the FHCF coverage is adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•	CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provides $25 million of coverage alongside the second contract.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage has been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd. provides $20 million of protection in the layer above $940 million.

For a first catastrophic event, the Company’s reinsurance program provides coverage for $990 million of losses and loss adjustment expenses, including its retention, and the Company is responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company has also purchased reinstatement premium protection insurance to provide an additional $185 million of coverage. The Company’s aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events.

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

•	CAT Bond Layer alongside the FHCF. During April 2015 (closed April 8, 2015), Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re Ltd. during this three-year risk period. Citrus Re Ltd. issued in aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•	CAT Bond Layer above the FHCF. Immediately above the FHCF layer is the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re as described above in this footnote. The Citrus Re 2015 Class A notes provide up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re Ltd., as described above in this footnote. The first contract with Citrus Re Ltd. provides $150 million of coverage and the second contract provides an additional $50 million of coverage.

•	Aggregate Coverage. In addition to the layers described above, the Company has also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.648 billion for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events.

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

Assumption Transactions and Assumed Premiums Written

On June 27, 2014, the Company assumed approximately $58.9 million (representing 33,000 policies in force) of annualized premiums from SSIC. At September 30, 2015, approximately 25,572 SSIC policies were in force, representing approximately $43.0 million of annualized premium. The SSIC policies account for approximately 11% of the Company’s total policies in force as of September 30, 2015.

In addition to the SSIC transaction, the Company has obtained a substantial number of its policies in connection with assumption transactions with Citizens, pursuant to which the Company recorded the assumed premiums written in the amount of the unearned premiums transferred to the Company. In connection with each assumption transaction, the Company assumes the responsibility of the primary writer of the risk through the expiration of the term of the policy.

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Premium written:
Direct	$115,876	$81,458	$352,162	$204,630
Assumed	33,117	5,313	66,396	50,313
Ceded	(611)	(4,517)	(183,033)	(98,983)

Net premium written	$148,382	$82,254	$235,525	$155,960

Change in unearned premiums:
Direct	$(11,996)	(23,976)	$(82,979)	(67,958)
Assumed	(8,763)	17,079	45,757	17,874
Ceded	(45,262)	(19,830)	80,393	36,182

Net decrease (increase)	$(66,021)	$(26,727)	$43,171	$(13,902)

Premiums earned:
Direct	$103,880	$57,482	$269,183	$136,672
Assumed	24,354	22,392	112,153	68,187
Ceded	(45,873)	(24,347)	(102,640)	(62,801)

Net premiums earned	$82,361	$55,527	$278,696	$142,058

Losses and LAE incurred:
Direct	$25,266	$19,301	$68,269	$44,015
Assumed	10,525	3,013	33,970	18,130
Ceded	—	—	—	—

Net losses and LAE incurred	$35,791	$22,314	$102,239	$62,145

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	September 30, 2015	December 31, 2014
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$52,208	$34,420
Assumed	22,237	17,049

Gross unpaid losses and LAE	74,445	51,469
Ceded	—	—

Net unpaid losses and LAE	$74,445	$51,469

Unearned premiums:
Direct	$238,596	$155,617
Assumed	39,762	85,519

Gross unearned premiums	278,358	241,136
Ceded	(123,541)	(43,148)

Net unearned premiums	$154,817	$197,988

Prepaid reinsurance premiums related to twenty-five and twenty-one reinsurers for the periods ended September 30, 2015 and December 31, 2014, respectively. There were no amounts receivable with respect to reinsurers at September 30, 2015 or December 31, 2014. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of September 30, 2015 or December 31, 2014. Net premiums earned as a percentage of assumed premiums was 40% and 48% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

NOTE 11. RESERVE FOR UNPAID LOSSES

        The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Month Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance, beginning of period	$61,846	$34,533	$51,469	$19,344
Less: reinsurance recoverable on paid losses	—	783	—	783

Net balance, beginning of period	61,846	33,750	51,469	18,561

Incurred related to:
Current year	38,258	22,699	109,070	62,281
Prior years	(2,467)	(385)	(6,831)	(136)

Total incurred	35,791	22,314	102,239	62,145

Paid related to:
Current year	18,721	12,645	55,399	28,971
Prior years	4,471	1,454	23,864	9,770

Total paid	23,192	14,099	79,263	38,741

Net balance, end of period	74,445	41,965	74,445	41,965
Plus: reinsurance recoverable on unpaid losses	—	—	—	—

Balance, end of period	$74,445	$41,965	$74,445	$41,965

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

The Company’s losses incurred during the three months ended September 30, 2015 reflect a prior year redundancy of $2.5 million associated with management’s best estimate within the actuarial range of loss and LAE reserves being set at the midpoint of the range of loss, versus being set at the high end of the range at December 31, 2014. The Company moved from the high end of the actuarial range to the middle, as the Company has gained more loss experience allowing management to have higher confidence levels in setting its reserves, particularly in commercial residential, which was a new line of business at the end of 2014. Additionally, during the three months ended March 31, 2015, the Company experienced favorable development of losses and LAE reserves for its personal and commercial lines totaling approximately $4.5 million. The Company’s losses incurred related to the prior year reflect a redundancy of $385,000 and $136,000 for the three and nine months ended September 30, 2014, respectively.

NOTE 12. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; they restrict insurers’ ability to pay dividends; the Company-specified allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the nine months ended September 30, 2015 and 2014, the Company’s insurance subsidiary recorded statutory net income of $34.1 million and $3.4 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $200.8 million and $172.7 million at September 30, 2015 and December 31, 2014, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. OTHER LIABILITIES

At September 30, 2015 and December 31, 2014, other liabilities included approximately $0 and $21.1 million, respectively, for amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2015 and September 30, 2014.

•	The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the nine months ended September 30, 2014 the Company incurred rent expense of approximately $101,000. The Company relocated to one of the buildings located on its Clearwater property in March 2014 and did not pay any rent under the lease, as it was effectively terminated upon date of relocation.

•	The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis.

NOTE 16. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the three-month periods ended September 30, 2015 and 2014, the Company’s contributions to the plan on behalf of the participating employees were $42,940 and $47,840, respectively. For the nine-month periods ended September 30, 2015 and 2014, the contributions to the plan were $203,100 and $208,000, respectively.

NOTE 17. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2015, the Company had 30,285,410 shares of common stock and 7,821 unvested stock options outstanding reflecting total paid-in capital of $198.6 million as of such date.

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

Equity Issuances

As more fully disclosed in our audited to financial statements for the year ended December 31, 2014, there were, as of December 31, 2014, 29,794,960 shares of common stock outstanding and 30,600 warrants and 1,685,923 stock options outstanding, representing $188.3 million of additional paid-in capital. The following discloses the changes in our stockholders’ equity during 2015.

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

Third Quarter 2015

In July and August 2015, the Company issued an aggregate of 210,000 shares of common stock upon the exercise of 60,000 and 150,000 stock options, which were granted at an exercise price of $14.02 and $16.89 per share and received proceeds of $841,195 and $2,533,485, respectively.

In August 2015, in connection with the acquisition of BRC Restoration Specialists, Inc., (“BRC”) the Company issued 79,850 restricted shares of common stock with a fair value of approximately $2,000,000.

NOTE 18. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At September 30, 2015 and December 31, 2014, there were 1,295,814 shares available for grant under the Plan.

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

The following table provides the assumptions utilized in the Black-Scholes model for options granted on September 24, 2014 and December 2, 2014. No options were granted during the nine months ended September 30, 2015. A total of 359,000 options were granted during the nine months ended September 30, 2014.

	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	51%	42%
Expected term of option in years	1.6	1.7
Weighted-average volatility	35.6%	36.5%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at September 30, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value	Shares Available for Grant
Balance at December 31, 2014	1,685,923	$3.09	1,295,814
Granted	—
Exercised	(380,000)	$15.61

Balance at September 30, 2015	1,305,923	$2.86	1,295,814

Vested and exercisable as of September 30, 2015	1,298,102	$2.86

The Company had approximately $25,000 of unrecognized stock compensation expense at September 30, 2015 related to unvested compensation, which the Company expects to recognize ratably over the period of 0.25 years. The Company recognized $423,000 and $1.9 million of compensation expense during the three and nine months ended September 30, 2015, respectively.

NOTE 19. ACQUISITION OF SELECTED ASSETS

In July 2015, the Company acquired substantially all of the assets of BRC a Florida based provider of restoration services and emergency and recovery assistance. The acquisition will provide for the expansion of our vertical integrated offering to include a full-service construction company that operates throughout Florida.

The Company paid $6.0 million in cash upon closing and 79,850 shares of the Company’s restricted common stock valued at approximately $2.0 million. The Company has engaged a third party to perform the allocation of the acquired assets and liabilities. The allocation of all acquired assets and liabilities is preliminary at September 30, 2015 with assets and liabilities currently recorded within other assets.

In September 2015, the Company announced that it has entered a definitive agreement to acquire Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company (“Zephyr”), a specialty insurance provider in Hawaii. The acquisition will provide the Company with an immediate presence in Hawaii with Zephyr holding approximately 30% of the wind-only market share in the state. Although there can be no guarantee, the Company is expected to close on the Zephyr acquisition in the fourth quarter of 2015, subject to regulatory and other customary closing conditions, for a purchase price of approximately $120 million.

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

Financial Results Highlights for the Nine Months Ended September 30, 2015

•	Approximately 240,557 policies in force at September 30, 2015, of which approximately 74% were assumed from Citizens, 11% were assumed from SSIC and 15% were from voluntary sales

•	Gross premiums written of $418.6 million and total revenue of $293.5 million

•	Net premiums earned of $278.7 million

•	Net income of $72.3 million

•	Combined ratio of 73.2% on a gross basis and 63.3% on a net basis

•	Cash, cash equivalents and investments of $597.0 million, with total assets of $855.0 million

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2015, we reassessed our critical accounting policies and estimates as disclosed within our 2014 Form 10K; we have made no material changes or additions with regard to such policies and estimates.

Recent Events

On September 29, 2015, the Company entered to a definitive agreement to acquire Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company (“Zephyr”), a specialty insurance provider in Hawaii. The acquisition will provide Heritage with an immediate presence in Hawaii with Zephyr holding approximately 30% of the wind-only market share in the state. The all-cash transaction is expected to close in the fourth quarter of 2015, subject to regulatory and other customary closing conditions, for a purchase price of approximately $120 million.

On September 14, 2015, the Company announced that the Board of Directors authorized a $20 million share repurchase program under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. This program is available through December 31, 2016.

On July 31, 2015, the Company completed the acquisition of certain assets of BRC Restoration Specialists, Inc. (“BRC”), for the consideration of $6.0 million in cash and $2.0 million of restricted common stock of Heritage which resulted in the issuance of 79,850 shares of common stock. BRC is a Florida based provider of restoration services and emergency and recovery assistance.

During the second quarter, the Company completed the placement of its 2015-2016 reinsurance program. The program is allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., and the Florida Hurricane Catastrophe Fund (“FHCF”). The program provides approximately $1.77 billion in reinsurance protection for catastrophic losses, and exceeds requirements established by its rating agency, Demotech, Inc., and the Florida Office of Insurance Regulation.

Results of Operations

The following table reports our results of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
REVENUE:
Gross premiums written	$148,993	$86,771	$418,558	$254,943
Increase in gross unearned premiums	(20,759)	(6,897)	(37,222)	(50,084)

Gross premiums earned	128,234	79,874	381,336	204,859
Ceded premiums	(45,873)	(24,347)	(102,640)	(62,801)

Net premiums earned	82,361	55,527	278,696	142,058
Net investment income	1,973	1,126	5,696	2,463
Net realized gains	1,946	80	1,827	62
Other revenue	2,964	1,280	7,241	3,847

Total revenue	$89,244	$58,013	$293,460	$148,430

EXPENSES:
Losses and loss adjustment expenses	35,791	22,314	102,239	62,145
Policy acquisition costs	15,512	12,469	40,858	23,326
General and administrative expenses	10,226	7,121	33,366	19,919

Total expenses	61,529	41,904	176,463	105,390

Income before income taxes	27,715	16,109	116,997	43,040
Provision for income taxes	10,902	6,144	44,728	15,620

Net income	$16,813	$9,965	$72,269	$27,420

Earnings per share
Basic	$0.56	$0.33	$2.41	$1.20
Diluted	$0.55	$0.33	$2.39	$1.12

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

Gross premiums written

Gross premiums written increased from $86.8 million for the three months ended September 30, 2014 to $149.0 million for the three months ended September 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC and the growing number of new voluntary policies written. Of our gross premiums written for the three months ended September 30, 2015, $115.9 million represented direct premiums written and $33.1 million represented assumed premiums written. Personal residential business accounted for $130.3 million and commercial residential $18.7 million of the total gross premiums written for the three months ended September 30, 2015.

Gross premiums earned

Gross premiums earned increased from $79.9 million for the three months ended September 30, 2014 to $128.2 million for the three months ended September 30, 2015. Our premiums in force as of September 30, 2015 and September 30, 2014 were approximately $542.1 million and $322.4 million, respectively, resulting in the increase in gross premiums earned. Approximately $21.9 million of gross premiums earned during the three months ended September 30, 2015 was attributable to commercial residential policies, of which we had none during the three months ended September 30, 2014.

Ceded premiums

Ceded premiums earned increased from $24.3 million for the three months ended September 30, 2014 to $45.9 million for the three months ended September 30, 2015. The increase in ceded premiums is primarily a result of the significant increase in the policies in force and the addition of commercial residential business, which has a higher cost of reinsurance, partially offset by lower reinsurance costs due to favorable reinsurance market conditions.

Net premiums earned

Net premiums earned increased from $55.5 million for the three months ended September 30, 2014 to $82.4 million for the three months ended September 30, 2015. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the amount of premiums in force at September 30, 2015, including the introduction of commercial residential business during the second half of 2014, as compared to September 30, 2014, partially offset by increased ceded earned premium.

Net investment income inclusive of realized investment losses.

Net investment income, inclusive of net realized investment gains and losses, increased from $1.2 million for the three months ended September 30, 2014 to $3.9 million for the three months ended September 30, 2015. Net realized gains were $1.9 million for the three months ended September 30, 2015 compared to $80,000 for the three months ended September 30, 2014. Given uncertain economic conditions and a desire to shorten the duration of our bond portfolio, we chose to opportunistically liquidate certain investments during the quarter that had unrealized gains. The increase in net investment income, exclusive of net realized capital gains, is due to the increase in invested assets from $251.2 million to $395.7 million at September 30, 2014 and September 30, 2015, respectively.

Other revenue

Other revenue increased from $1.3 million for the three months ended September 30, 2014 to $3.0 million for the three months ended September 30, 2015. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies, as well as the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida that we purchased in April 2013 and income related to our acquisition of BRC that does not pertain to claims incurred by our subsidiary, Heritage P&C.

Total revenue

Total revenue increased from $58.0 million for the three months ended September 30, 2014 to $89.2 million for the three months ended September 30, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the amount of premiums in force at September 30, 2015 as compared to September 30, 2014.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $22.3 million for the three months ended September 30, 2014 to $35.8 million for the three months ended September 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods, partially offset by a decrease in the loss ratio. Losses and loss adjustment expenses for the three months ended September 30, 2015 include losses paid of $31.5 million and a $4.3 million increase in unpaid losses and loss adjustment expenses, including the addition of $1.0 million of IBNR reserves. Favorable development from prior quarters reduced losses and loss adjustment expenses by approximately $1.5 million. Losses and loss adjustment expenses for the three months ended September 30, 2014 include losses paid of $12.1 million and a $10.2 million increase in unpaid losses and loss adjustment expenses, including the addition of $3.9 million of IBNR reserves. As of September 30, 2015, we reported $74.4 million in unpaid losses and loss adjustment expenses which included $40.5 million attributable to IBNR, or 54% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $12.5 million for the three months ended September 30, 2014 to $15.5 million for the three months ended September 30, 2015. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. Additionally, the three months ended September 30, 2014 included $4.5 million of amortization of the $10 million SSIC policy acquisition fees. The SSIC policy acquisition fees were fully amortized at June 30, 2015, thus there was no expenses associated with the SSIC policy acquisition during the current quarter.

General and administrative expenses

General and administrative expenses increased from $7.1 million for the three months ended September 30, 2014 to $10.2 million for the three months ended September 30, 2015. The increase in 2015 was due primarily to the increase in our bonus accrual as a result of the significant increase in year-to-date earnings in 2015, as well as expenses associated with the acquisition of BRC, the proposed acquisition of Zephyr and infrastructure growth.

Provision for income taxes

Provision for income taxes was $6.1 million and $10.9 million for the three months ended September 30, 2014 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2014 and 2015 was 38.1% and 39.3% respectively.

Net Income

Our results of operations for the three months ended September 30, 2015 reflect net income of $16.8 million, or $0.55 earnings per diluted common share, compared to net income of $10.0 million, or $0.33 earnings per diluted common share, for the three months ended September 30, 2014.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended September 30,
	2015	2014
Ratios to Gross Premiums Earned:
Ceded premium ratio	35.8%	30.5%
Loss ratio	27.9%	27.9%
Expense ratio	20.1%	24.5%

Combined ratio	83.8%	82.9%
Ratios to Net Premiums Earned:
Loss ratio	43.5%	40.2%
Expense ratio	31.3%	35.3%

Combined ratio	74.8%	75.5%

Ceded premium ratio

Our ceded premium ratio increased from 30.5% for the three months ended September 30, 2014 to 35.8% for the three months ended September 30, 2015. As mentioned above, we did not have gross earned premium related to commercial residential business during the third quarter of 2014, while commercial residential represented almost 18% of our gross earned premium during the third quarter of 2015. Ceded premiums as a percentage of gross earned premiums is significantly higher for commercial residential than personal residential causing our overall ceded premium ratio to increase this quarter.

Gross loss ratio

Our gross loss ratio was 27.9% for the three months ended September 30, 2014 compared to 27.9% for the three months ended September 30, 2015. The current quarter’s loss ratio was favorably impacted by the inclusion of commercial residential business and favorable prior quarter development, and was unfavorably impacted by weather related claims in personal lines, due to the heavy rainfalls in certain parts of Florida during the quarter. The impact of the favorable development on the loss ratio was approximately 1.2 percentage points and the impact of the weather related claims compared to the third quarter of 2014 was approximately 2 percentage points.

Net loss ratio

Our net loss ratio increased from 40.2% for the three months ended September 30, 2014 to 43.5% for the three months ended September 30, 2015, as a result of the higher ceded premium ratio.

Gross expense ratio

Our gross expense ratio decreased from 24.5% from the three months ended September 30, 2014 to 20.1% for the three months ended September 30, 2015, primarily due to the amortization of the SSIC policy acquisition fees included in the third quarter of 2014.

Net expense ratio

Our net expense ratio decreased from 35.3% for the three months ended September 30, 2014 to 31.3% for the three months ended September 30, 2015. The decrease is primarily attributable to the impact of the amortization of the SSIC policy acquisition fees in the third quarter of 2014, partially offset by the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased modestly from 82.9% for the three months ended September 30, 2014 to 83.8% for the three months ended September 30, 2015. Our combined ratio on a net basis decreased modestly from 75.5% for the three months ended September 30, 2014 to 74.8% for the three months ended September 30, 2015. The changes in our combined ratio, on both a gross and net basis, are the results of the reasons explained above.

Comparison of the Nine months Ended September 30, 2015 and 2014

Revenue

Gross premiums written

Gross premiums written increased from $254.9 million for the nine months ended September 30, 2014 to $418.6 million for the nine months ended September 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our $418.6 million gross premiums written for the nine months ended September 30, 2015, $352.2 million represents direct premiums written and $66.4 million represents assumed premiums written. Personal residential business accounted for $343.5 million and commercial residential $75.1 million of the total gross premiums written for the nine months ended September 30, 2015.

Gross premiums earned

Gross premiums earned increased from $204.9 million for the nine months ended September 30, 2014 to $381.3 million for the nine months ended September 30, 2015. Our premiums in force as of September 30, 2014 and September 30, 2015 were approximately $322.4 million and $542.1 million respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased from $62.8 million for the nine months ended September 30, 2014 to $102.6 million for the nine months ended September 30, 2015. The increase in ceded premiums reflects the increase in premiums in force, and the impact of our commercial residential business, which has a higher ceded premium ratio than our personal residential business, as noted above.

Net premiums earned

Net premiums earned increased from $142.1 million for the nine months ended September 30, 2014 to $278.7 million for the nine months ended September 30, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the nine months ended September 30, 2015 as compared to the same period in 2014, partially offset by the increased ceded premiums earned.

Net investment income inclusive of realized investment losses

Net investment income, inclusive of realized investment losses, increased from $2.5 million for the nine months ended September 30, 2014 to $7.5 million for the nine months ended September 30, 2015. Net realized gains were $1.8 million for the nine months ended September 30, 2015 compared to $62,000 to the nine months ended September 30, 2014. We chose to liquidate certain investments during the quarter that had unrealized gains as a cautionary measure against uncertain economic conditions and to shorten the duration of our bond portfolio. The increase in net investment income is due to the significant increase in invested assets from $251.2 million to $395.7 million at September 30, 2014 and September 30, 2015, respectively. The increase resulted primarily from policy growth.

Other revenue

Other revenue increased from $3.8 million for the nine months ended September 30, 2014 to $7.2 million for the nine months ended September 30, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Additionally, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida purchased in April 2013, and revenue generated by BRC, which was acquired in August 2015, contributed to the increase.

Total revenue

Total revenue increased from $148.4 million for the nine months ended September 30, 2014 to $293.5 million for the nine months ended September 30, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the nine months ended September 30, 2015 as compared to the same period in the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $62.1 million for the nine months ended September 30, 2014 to $102.2 million for the nine months ended September 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods. Losses and loss adjustment expenses for the nine months ended September 30, 2015 include losses paid of $80.7 million and a $23.0 million increase in unpaid losses and loss adjustment expenses, including the addition of $10.4 million of IBNR reserves. Prior year favorable development value loss and loss adjustment expenses by approximately $6.8 million. As of September 30, 2015, we reported $74.4 million in unpaid losses and loss adjustment expenses which included $40.5 million attributable to IBNR, or 54% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $23.3 million for the nine months ended September 30, 2014 to $40.9 million for the nine months ended September 30, 2015. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased from $19.9 million for the nine months ended September 30, 2014 to $33.4 million for the nine months ended September 30, 2015. The increase was due primarily to the increase in our bonus accrual as a result of the significant increase in year-to-date earnings in 2015, as well as expenses associated with the acquisition of BRC and the proposed acquisition of Zephyr and infrastructure growth.

Provision for income taxes

Provision for income taxes was $15.6 million and $44.7 million for the nine months ended September 30, 2014 and 2015, respectively. Our effective tax rate for the nine months ended September 30, 2014 and 2015 was 36.3% and 38.2% respectively.

Net income

Our results of operations for the nine months ended September 30, 2015 reflect net income of $72.3 million, or $2.39 earnings per diluted common share, compared to net income of $27.4 million, or $1.12 earnings per diluted common share, for the nine months ended September 30, 2014.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Nine Months Ended September 30,
	2015	2014
Ratios to Gross Premiums Earned:
Ceded premium ratio	26.9%	30.7%
Loss ratio	26.8%	30.3%
Expense ratio	19.5%	21.1%

Combined ratio	73.2%	82.1%
Ratios to Net Premiums Earned:
Loss ratio	36.7%	43.7%
Expense ratio	26.6%	30.4%

Combined ratio	63.3%	74.2%

Ceded premium ratio

Our ceded premium ratio decreased from 30.7% for the nine months ended September 30, 2014 to 26.9% for the nine months ended September 30, 2015. The ceded premium associated with the period from January through May related to the previous year’s reinsurance program, in which favorable reinsurance market conditions reduced the cost of the 2014 reinsurance program relative to the 2013 reinsurance program. This resulted in favorable costs being realized in the first five months of 2015 compared to 2014. Additionally, the growth in premiums assumed in the fourth quarter of 2014 and the first quarter of 2015, in which we incurred no additional reinsurance costs until June 1, 2015, significantly improved the ratio.

Gross loss ratio

Our gross loss ratio decreased from 30.3% for the nine months ended September 30, 2014 to 26.8% for the nine months ended September 30, 2015 as a result of the introduction of our commercial residential business, which has a lower loss ratio than personal residential and favorable prior year development. The favorable development reduced the gross loss ratio by 1.8 percentage points.

Net loss ratio

Our net loss ratio decreased from 43.7% for the nine months ended September 30, 2014 to 36.7% for the nine months ended September 30, 2014, primarily as a result of the items discussed above and the improvement of the ceded premium ratio.

Gross expense ratio

Our gross expense ratio decreased modestly from 21.1% for the nine months ended September 30, 2014 to 19.5% for the nine months ended September 30, 2015, primarily due to greater growth in gross premium earned than general and administrative expenses.

Net expense ratio

Our net expense ratio decreased from 30.4% for the nine months ended September 30, 2014 to 26.6% for the nine months ended September 30, 2015 as a result of the improvement in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased from 82.1% for the nine months ended September 30, 2014 to 73.2% for the nine months ended September 30, 2015. Our combined ratio on a net basis decreased from 74.1% for the nine months ended September 30, 2014 to 63.3% for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, we had $201.3 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company. We will continue to hold the cash balances to fund the Zephyr acquisition, which is expected to close during the fourth quarter. We also had $12.8 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey Re Ltd. is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of September 30, 2015, $25 million was held in Osprey’s trust account and an additional $10 million was collateralized with a letter of credit. At September 30, 2015, Osprey Re Ltd.’s total reinsurance coverage provided to Heritage P&C was $35 million.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay Heritage P&C’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirement for at least the next twelve months.

Cash Flows

	Nine Months Ended September 30,
	2015	2014	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$117,538	$53,311	$64,227
Investing activities	(83,118)	(118,001)	34,883
Financing activities	6,369	101,273	(94,904)

Net increase in cash and cash equivalents	$40,789	$36,583	$4,206

Operating Activities

Cash provided by operating activities increased from $53.3 million for the nine months ended September 30, 2014 to $117.5 million for the nine months ended September 30, 2015. The increase in cash provided by operating activities reflects the growth of premiums in force, our improved ceded premium ratio and the timing of reinsurance payments.

Investing Activities

Net cash used in investing activities decreased from $118.0 million for the nine months ended September 30, 2014 to $83.1 million for the nine months ended September 30, 2015. The decrease in net cash used in investing activities was primarily attributable to an aggregate of $101.3 million raised in 2014 from our initial public offering and the proceeds from the exercise of stock options and warrants.

Financing Activities

Net cash provided by financing activities decreased from $101.3 million for the nine months ended September 30, 2014 to $6.4 million for the nine months ended September 30, 2015. The decrease in cash provided by financing activities relates to the $78.6 million in net proceeds generated during the second quarter of 2014, by our initial public offering and $22.5 million in proceeds from exercise of stock options and warrants. During the nine months ended September 30, 2015, the Company received $6.4 million in proceeds from the exercise of stock options and warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2015 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2015 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$336,648	$(43,662)	(13)%
200 basis point increase	$351,206	$(29,104)	(8)%
100 basis point increase	$365,760	$(14,550)	(4)%
100 basis point decrease	$394,463	$14,153	4%
200 basis point decrease	$406,039	$25,729	6%
300 basis point decrease	$412,751	$32,441	8%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2015 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$104,963	28%	$105,005	28%
AA+	$35,746	9%	$35,967	9%
AA	$46,309	12%	$46,577	12%
AA-	$31,252	8%	$31,364	8%
A+	$33,426	9%	$33,549	9%
A	$39,293	10%	$39,352	10%
A-	$32,589	9%	$32,531	9%
BBB+	$32,353	8%	$32,049	9%
BBB	$9,624	3%	$9,345	2%
BBB-	$8,950	2%	$8,645	2%
BB+	$2,537	1%	$2,324	1%
BB	$2,345	1%	$2,132	1%
BB-	$502	0%	$491	0%
B+	$320	0%	$314	0%
B	$543	0%	$529	0%
B-	$140	0%	$135	0%

Total	$380,892	100%	$380,310	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2015 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2015 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair value
Stocks by sector:
Financial	$1,327	9%
Energy	11,144	73%
Other	2,753	18%

Subtotal	$15,224	100%

Mutual Funds and ETF By type:
Equity	$154	0%

Subtotal	154	0%

Total	$15,378	100%

Foreign Currency Exchange Risk

At September 30, 2015, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the acquisition of certain assets of BRC Restoration Specialists, Inc., on August 4, 2015, the Company issued 79,850 shares of common stock. These shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of a business acquired in a privately negotiated transaction not involving any public offering or solicitation.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2015	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ STEPHEN ROHDE
Stephen Rohde
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

2.1	Stock purchase agreement, dated as of September 29, 2015, by and among Heritage Insurance Holdings, Inc., Zephyr Acquisition Company, RM Ocean Harbor Holdings, Inc., MP Holdings LLC, certain affiliates of the seller and the sellers’ representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 2, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.