Form 10-K
period 2015-12-31
Heritage Insurance Holdings, Inc.
filed 2016-03-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 001-36462

Heritage Insurance Holdings, Inc.

Delaware	45-5338504
(STATE OF INCORPORATION)	(I.R.S. ID)

2600 McCormick Drive, Suite 300, Clearwater, Florida 33759

(727) 362-7200

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $593,101,859 on June 30, 2015, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date.

As of March 1, 2016, the number of shares outstanding of the Registrant’s common stock was 30,441,410.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our growth, results of operations or liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives; projections of revenue, earnings, capital structure and other financial items; assumptions underlying statements regarding us and our business; and other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our limited operating history;
•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in Florida;
•	our exposure to catastrophic events;
•	the fluctuation in our results of operations;
•	the discontinuation of the Citizens depopulation program and our inability to select favorable Citizens policies to assume;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our growth strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	we do not have significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	changes in regulations and our failure to meet increased regulatory requirements.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrences of anticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in the forward-looking statements. Consequently, you should not place undue reliance on forward-looking statements.

PART I

Item 1.	Business

Our Business

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”) is a property and casualty insurance holding company that provides personal and commercial residential insurance. We are headquartered in Clearwater, Florida and, through our subsidiary, Heritage Property & Casualty Insurance Company (“Heritage P&C”), we provide personal residential insurance for single-family homeowners and condominium owners, rental property insurance and commercial residential insurance in the state of Florida and North Carolina. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 31 years of insurance industry experience. We began operations in August 2012, and in December 2012 we began selectively assuming policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer, through participation in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. We also write policies outside the Citizens depopulation program, which we refer to as voluntary policies. Heritage P&C is currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

In addition to Heritage P&C, our other subsidiaries include: Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC,  (“CAN”) our vendor network manager that also houses with BRC Restoration Specialists Inc. (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd (“Osprey”); our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc., (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

Our Company

Our company was initially formed as a Florida limited liability company in 2012. On January 1, 2014, we formed a Delaware limited liability company, also named Heritage Insurance Holdings, LLC, and merged with it in order to domicile the Company in Delaware. Effective May 22, 2014, Heritage Insurance Holdings, LLC converted into a Delaware corporation named Heritage Insurance Holdings, Inc.

Our primary products are personal and commercial residential insurance, which at December 31, 2015 were offered only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We conduct our operations under one business segment.

As of December 31, 2015, we had 253,726 personal residential policies in force, representing $478.0 million of annualized premium and 3,405 commercial residential policies in force, representing $113.5 million of annualized premium. Approximately 75% of our personal policies and 72% of our commercial policies as of December 31, 2015 were assumed from Citizens. For the years ended December 31, 2015 and 2014, we had gross premiums written of $586.1 million and $436.4 million, respectively, and net income of $92.5 million and $47.1 million, respectively. At December 31, 2015, we had total assets of $837.4 million and total stockholders’ equity of $356.6 million.

As of December 31, 2015, Citizens had approximately 504,000 insurance policies, of which approximately 480,000 were personal residential policies and approximately 8,300 were commercial residential policies. We have selectively assumed personal residential policies from Citizens in 22 separate assumption transactions between December 2012 and December 2015, including 10 in 2015. In October 2014 we completed our first commercial residential assumption transaction. A substantial portion of our revenue since our inception has come from these assumed policies. We intend to continue assuming policies from Citizens that meet our assumption strategy and underwriting criteria. However, given the reduced policy count at Citizens resulting from the depopulation program, we do not anticipate future assumptions to yield as many policies as historical assumption transactions.

In order to assume a policy from Citizens, we must obtain the prior approval of the insurance agent that wrote the policy. With respect to policies written by agents that are affiliated with an insurance company or agency, we must also obtain the approval of the insurance company or agency. Currently, four large national insurance companies or agencies permit us to assume policies from Citizens that have been written by their agents—State Farm, Allstate, Brown & Brown and AAA (formerly the American Automobile Association). In an effort to increase the pool of Citizens policies that we may assume, we are seeking similar advance approvals from other insurance companies and agencies. We currently have advance approvals covering more than 5,200 agents. These agents were responsible for writing more than 85% of the eligible personal residential insurance policies held by Citizens as of December 31, 2015.

Recent Developments

On September 29, 2015, the Company entered into a definitive agreement to acquire Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiaries, HI Holdings, Inc. and Zephyr Insurance Company, Inc. (“Zephyr”), a specialty insurance provider in Hawaii that writes residential property insurance policies that covers the peril of wind. The acquisition will provide Heritage with an immediate presence in Hawaii with Zephyr holding approximately 30% of the wind-only market share in the state. The purchase price for the acquisition is approximately $120.0 million.

On September 14, 2015, the Company announced that the Board of Directors authorized a $20 million share repurchase program under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. This program is available through December 31, 2016. To date, no shares have been repurchased.

In August 2015, the Company announced it received its certificate of Authority (“COA”) to write property and casualty insurance in the state of North Carolina. North Carolina marks the beginning of the Company’s multi-state expansion. The Company wrote its first policy in North Carolina in January 2016. The Company also was received its COA in South Carolina. The Company has been approved in Alabama and Mississippi. The Company has also submitted applications Massachusetts and Georgia.

In July 2015, the Company acquired substantially all of the assets of BRC, a Florida based provider of restoration services and emergency and recovery assistance. At closing, Company paid $6.0 million in cash and 79,850 shares of the Company’s common stock valued at $2.0 million.

Our Strategy

Since our inception, a substantial portion of our revenue has come from policies we assumed from Citizens and Sunshine State Insurance Company (“SSIC”), with the balance of our revenue generated from renewal of these assumed policies and from voluntary policies. Building on these successful transactions, we intend to continue to grow profitably by undertaking the following:

Increase Our Policies in Force in Florida Through Strategic Policy Assumptions and Expansion of Our Voluntary Market Share

We intend to continue assuming policies from Citizens that meet our assumption strategy and underwriting criteria. We also expect continue to pursue opportunities to acquire policies from private insurers. We will also pursue opportunities to increase the number of our voluntary policies by expanding our independent agent distribution network, as well as obtaining approval from national insurance companies to allow their agents to offer our personal residential policies in Florida. We entered into a marketing agreement with National General Insurance Company and began writing homeowners insurance through their distribution network in early 2016 in the state of North Carolina. We also intend to increase our marketing efforts, which we believe will allow us to more effectively penetrate areas of the state where we are not currently writing significant new business.

Opportunistically Diversify Product Offerings

We will continue to grow our commercial residential business, which we launched in the fourth quarter of 2014 with assumption transactions from Citizens, as well as through voluntary sales. As of December 31, 2015, our commercial residential policies represented approximately $113.4 million of in-force premium, which included $66.0 million from Citizens assumptions. We anticipate most of our future growth in commercial residential will come from voluntary sales, as we have already selected most of the commercial policies that meet our underwriting criteria from Citizens. In the fourth quarter of 2014, we also entered into the manufactured housing line of business by assuming approximately 10,100 policies from Citizens. Additional new product lines may include non-residential coverage, such as general liability insurance. We have had no growth in manufacturing housing during 2015, nor do we anticipate any future growth.

Optimize Our Reinsurance Program

We will continue to obtain what we believe to be the most appropriate levels and sources of reinsurance. We believe that the significant additional capital entering portions of the reinsurance market provides us with the opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments, which comprise a significant portion of our 2015-2016 reinsurance program. In April 2014 and 2015, we entered into fully collateralized catastrophe reinsurance agreements funded through the issuance of a total of $478.0 million principal amount of catastrophe bonds, and we will continue evaluating such cost-efficient alternatives to traditional reinsurance. Additionally, we will continue to meet certain of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which mitigates our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our losses and loss adjustment expenses through prudent underwriting and the use of internal claims adjustment and repair services. In March 2014, we acquired the largest vendor in the CAN network, which we believe has allowed us to expand our in-house mitigation and restoration services. We are licensing our CAN employees as adjusters, which we believe will reduce our loss adjustment expenses and shorten the length of time required to resolve claims. Additionally, the acquisition of assets of BRC provides us with additional resources and capabilities to perform restoration services in-house, as well as provide construction resources after a catastrophic event.

Expand to New Geographic Markets

We intend to explore opportunities to enter other coastal states where we believe the market opportunity is most similar to Florida and where we can utilize our underwriting and claims expertise to attract and manage profitable business. We believe further increasing our geographic diversification is an important factor in reducing our potential risk of loss from any catastrophic event, reducing our per policy reinsurance costs and providing an additional area for future growth beyond our expansion in Florida. In 2015, we received COA to write property and casualty insurance in the states of North Carolina and South Carolina. We received approvals to write property and casualty insurance in the states of Alabama and Mississippi in 2016. We also have submitted applications in Massachusetts and Georgia.

Our Competitive Strengths

We believe that our rapid growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Florida Personal Residential Insurance Market

We have a deep and experienced management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Stephen Rohde, Chief Financial Officer, Melvin Russell, Chief Underwriting Officer, Ernesto Garateix, Chief Operating Officer, Sharon Binnun, Executive Vice President Finance, Paul Nielsen, Vice President of Claims, Joseph Peiso, Vice President of Compliance, Randy Jones, President Commercial Division and Arlene Luis, Executive Vice President Commercial. Our management team, which averages 31 years of insurance industry experience, has extensive experience in the Florida personal and commercial residential insurance market, has built longstanding relationships with key participants in the insurance industry and is supported by a group of highly qualified individuals with industry expertise, including a Chief Actuary with more than 36 years of industry experience.

Strong, Conservative Capital Structure

As of December 31, 2015, we had stockholders’ equity of $356.6 million. As of December 31, 2015, Heritage P&C had policyholder surplus, as defined by statutory accounting principles, of $216.6 million. We believe that this level of surplus places us among the best capitalized insurance companies focusing primarily on the Florida personal residential insurance market and is significantly in excess of the minimum capital levels required by FLOIR and Demotech for similarly rated in-state insurance companies. In addition, unlike many of our in-state competitors, we have relied exclusively upon common equity to provide our capital.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allow us to better select the insurance policies we are willing to assume from the Citizens depopulation program, leading to strong profitability and reduced risk. In addition, we choose to minimize our exposure to or avoid certain types of coverage if we believe there is significant risk of loss, including coverage for sink-hole related losses in high-risk areas. As a result of our efforts, our gross loss ratio was 26.9% and 28.7% for the years ended December 31, 2015 and 2014, respectively.

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjustment and repair services provides us with a competitive advantage. Because we manage both claims adjusting and repair services, we are generally able to begin the adjustment and mitigation process much earlier than our competitors, thus reducing our loss adjustment expenses and ultimate loss payouts. A significant number of our repair technicians are participating in training and certification programs to become licensed claims adjusters (eight out of the nineteen are now licensed), allowing us to capture additional efficiencies. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

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

Relationships with Independent Agents and National Underwriters

We have developed relationships with a network of approximately 3,500 independent insurance agents. We believe we have been able to build this network due to our reputation for financial stability, commitment to the Florida market and integrity in the underwriting and claims process. We are also exploring relationships with additional large national insurers and agencies that no longer write substantial personal residential insurance in Florida, which would give us access to their network of Florida agents.

Our Competition

The market for residential property insurance is highly competitive. In Florida, our primary market there are over 164 licensed insurance companies that are actively writing homeowners’ policies. The table below shows year-to-date in-force premium volume and market share for the top 20 companies in Florida as of September 30, 2015, which is the most recent date for which this information is publicly available. We compete to varying degrees with all of these companies and others, including large national carriers, the state-sponsored homeowners’ insurance entity, and single state or regional carriers.

Florida Property Insurance Market - Personal Residential and Commercial Residential - Ranked by Total Premiums Written.*

Company Name (1)	Policies In Force	Total Premiums Written	% of Distribution
CITIZENS PROPERTY INSURANCE CORPORATION	557,378	$ 1,131,976,454	11.11%
UNIVERSAL PROPERTY & CASUALTY INSURANCE COMPANY	544,681	817,920,814	8.03%
HERITAGE PROPERTY & CASUALTY INSURANCE COMPANY	247,221	525,973,280	5.16%
FEDERATED NATIONAL INSURANCE COMPANY	231,828	416,422,753	4.09%
HOMEOWNERS CHOICE PROPERTY & CASUALTY INSURANCE COMPANY, INC.	163,808	404,728,434	3.97%
UNITED PROPERTY & CASUALTY INSURANCE COMPANY	172,422	320,886,191	3.15%
AMERICAN COASTAL INSURANCE COMPANY	4,653	320,682,697	3.15%
SECURITY FIRST INSURANCE COMPANY	265,132	288,617,942	2.83%
UNITED SERVICES AUTOMOBILE ASSOCIATION	123,922	281,568,543	2.76%
PEOPLE'S TRUST INSURANCE COMPANY	146,128	272,211,596	2.67%
FLORIDA PENINSULA INSURANCE COMPANY	119,370	267,975,059	2.63%
ST. JOHNS INSURANCE COMPANY, INC.	169,266	263,099,788	2.58%
AMERICAN INTEGRITY INSURANCE COMPANY OF FLORIDA	209,581	242,634,183	2.38%
TOWER HILL PRIME INSURANCE COMPANY	144,845	236,987,264	2.33%
FIRST PROTECTIVE INSURANCE COMPANY	76,973	208,861,567	2.05%
FEDERAL INSURANCE COMPANY	32,456	183,529,011	1.80%
TOWER HILL SIGNATURE INSURANCE COMPANY	93,696	159,136,687	1.56%
AIG PROPERTY CASUALTY COMPANY	14,177	151,703,381	1.49%
OLYMPUS INSURANCE COMPANY	85,406	150,839,928	1.48%
USAA CASUALTY INSURANCE COMPANY	57,770	138,740,749	1.36%
Total - Top 20 Insurers	3,460,713	$ 6,784,496,321	66.60%
Total - All Insurers	5,965,572	$ 10,187,690,519	100%

(1)	This exhibit excludes State Farm Florida Insurance Company, whose data was not publicly available on September 30, 2015.

*

The information displayed in the table above is compiled and published by the Florida Office of Insurance Regulation based on information filings submitted quarterly by all Florida licensed insurance companies. The information above is presented for each individual company and is not consolidated or aggregated.

Products and Distribution

We market and write personal lines voluntary policies through a network of approximately 1,400 independent agents. Of these agents, approximately 56% are affiliated with eight large agency networks with which we have entered into master agency agreements. We intend to pursue additional voluntary business from agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to use insurer-affiliated agents to offer our personal residential policies in Florida. We had 40,131 voluntary policies (15.6% of our total policies in force) as of December 31, 2015, and for the year ended December 31, 2015, we wrote an average of 1,920 new voluntary policies per month. We entered into a marketing agreement with National General Insurance Company and began writing homeowners insurance through their distribution network in early 2016 in the state of North Carolina. The voluntary market is a significant component of our growth strategy.

We market and write commercial residential voluntary policies through a network of approximately 60 independent agents. We intend to pursue additional voluntary business from these agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to increase our commercial residential policies in Florida. We started writing voluntary policies in October 2014. For the year ended December 31, 2015, we wrote 898 policies with an average premium of $50,704, totaling $45.5 million in new voluntary policies. The commercial voluntary market is a major component of our commercial growth strategy.

We seek to underwrite a diverse mix of geographic risks within Florida to manage the potential impact of a catastrophic event and reduce our per policy reinsurance costs. As of December 31, 2015, the geographic distribution of our policies in force and total insured values were as follows (figures may not sum to totals due to rounding):

	As of December 31, 2015
	(Total Insured Value in Millions)
	Total All Lines
	Policy Count	Total Insured Value (TIV) $	% TIV
South Florida Counties
Miami-Dade	37,641	$ 15,365	16.2%
Broward	31,804	15,875	16.7%
Palm Beach	22,244	9,457	10.0%
South Florida Exposure	91,689	$ 40,697	42.9%
Other Significant Counties(1)
Pinellas	29,012	$ 9,661	10.2%
Hillsborough	20,605	6,283	6.6%
Pasco	13,503	3,619	3.8%
Lee	13,143	4,744	5.0%
Sarasota	9,686	3,142	3.3%
Collier	7,144	3,019	3.2%
Manatee	6,481	2,530	2.7%
Total Other Significant Counties	99,574	$ 32,998	34.8%
Summary for all of Florida
South Florida Exposure	91,689	$ 40,697	42.9%
Total Other Significant Counties	99,574	32,998	34.8%
Other Florida Counties	65,868	21,171	22.3%
TOTAL	257,131	$ 94,866	100.0%

(1)

Other significant counties are defined as those counties with a total insured value greater than 2.0% of the $94.9 billion of total insured value as of December 31, 2015. This amount includes policies that do not cover the peril of wind.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is our single largest cost. We have strong relationships with reinsurers which we believe are a result of our management’s industry experience and reputation for selective underwriting and effective claim management. For the twelve months beginning June 1, 2014 and 2015, we purchased catastrophe reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”), (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”), (iii) sponsorship of multiple catastrophe bonds that provide $478 million of principal limit that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing catastrophe reinsurance, we also purchased property risk reinsurance which limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk to $1.0 million. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2015 – 2016 Catastrophe Reinsurance Program”.

The FLOIR requires all insurance companies, like us, to have a certain amount of capital reserves and reinsurance coverage in order to cover losses upon the occurrence of a catastrophic event. Our reinsurance program for the twelve months beginning June 1, 2014 and 2015 provides reinsurance in excess of FLOIR’s requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once every 100 years based on our portfolio of insured risks. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

We test the sufficiency of our reinsurance program by subjecting our personal and commercial residential exposures to statistical testing using the AIR U.S. Hurricane Model, which replicates the most severe hurricanes to have occurred historically in Florida, individual storms of severity in excess of such historical levels, and the historical calendar years in which the most severe multiple catastrophic events occurred in Florida. In this regard, the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida, is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, the probable maximum net loss to us in 2015, based on the coverage for our 2015-2016 reinsurance program, would be $36.9 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 10.4% of our stockholders’ equity at December 31, 2015.

We closely manage all aspects of our claims adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with four large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We utilize our wholly-owned subsidiary, CAN, to manage mitigation and restoration services for our customers. CAN primarily handles water damage-related claims, which comprised approximately 73% of our losses and loss adjustment expenses through December 31, 2015. In March 2014, we completed the acquisition of the assets and personnel of our main water mitigation services vendor. This acquisition has allowed us to better service our customers and expand our mitigation and restoration services. In addition, all of our voluntary policies and renewed Citizens policies are enrolled in our Platinum Preferred Savings Program (the “Platinum Program”). Under the Platinum Program, customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expenses. As a result of our efforts, our gross loss ratio, which expresses our losses and loss adjustment expenses as a percentage of gross earned premiums, was 26.9% and 28.7% for the years ended December 31, 2015 and 2014, respectively. In addition, we utilize our recent acquisition, BRC, to manage and provide restoration services to CAN customers for all types of claims. BRC currently provides services for non-insurance related projects which we expect to decrease in future periods.

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

Because of its geography, Florida is exposed to an increased risk of hurricanes during the entire six months of the Atlantic hurricane season, which spans from June 1 through November 30. While a significant hurricane has not made landfall in Florida since 2005, eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused a combined estimated property damage of over $110 billion, a significant portion of which occurred in Florida. As a result, personal residential insurance and claims servicing are vitally important to Florida residents.

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

To reduce Citizens’ risk exposure, beginning in 2010, Florida elected officials encouraged Citizens to focus on reducing the size of its portfolio by returning policies to the private market. In response, Citizens instituted a number of measures to incentivize the private sector to participate in the depopulation program. Some of these initiatives include increased inspections, improved underwriting, reductions in coverage and annual rate increases. Depopulation efforts have been successful, as Citizens’ policy count at December 31, 2015 was approximately 504,000. As of December 31, 2015, approximately 192,000 of Heritage’s in force policies were assumed through the depopulation program.

According to data compiled by FLOIR, which excludes State Farm Florida Insurance Company, Citizens was the largest residential insurance carrier in Florida as of September 30, 2015, with a market share of approximately 11.1% based on total in force direct premiums written for personal and commercial residential insurance. As of the same date, we ranked third in Florida within this market, with a market share of approximately 5.2%, and through our depopulation efforts, we have grown substantially since inception in 2012. Assuming further access to capital and reinsurance support, we believe we have the opportunity to significantly expand the size of our personal and commercial residential insurance business in Florida and of our business into other complementary business lines and states. In 2015, we received our COA to write property and casualty insurance in the state of North and South Carolina. We received approval to write property and casualty insurance in Alabama and Mississippi. We have also submitted applications in Massachusetts and Georgia.

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

Policy Administration

We have engaged West Point Underwriters, Inc. and Majesco Mastec, providers of web-based software solutions and insurance personnel, to provide us with policy administration services for our business, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of an increasing number of policies as our Company grows and expands, and provide detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria as necessary. The software provides us with daily updates regarding the insurance policies that we have issued. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our policyholders in a timely fashion.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to providing remediation services through our wholly-owned subsidiary, CAN. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, including through on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with four large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. In the final stage of the claims process, we leverage CAN vendor network to provide repair and remediation services to the policyholder.

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders. To encourage our policyholders to allow us to manage their claims from beginning to end, we developed our Platinum Program. Under the Platinum Program, participating customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services, with the repair services being managed by either CAN or one of our contracted vendors. In March 2014, we acquired the largest vendor in the CAN network, which has allowed us to expand our in-house mitigation and restoration services. In August 2015, we acquired BRC to allow us to further expand our restoration services.

Citizens Assumption Transactions

As of December 31, 2015, we have assumed, net of cancellations, an aggregate of approximately 192,000 policies through participation in the Citizens depopulation program. Citizens generally offers depopulations on a monthly basis. From December 2012 through December 2015, we participated in 22 depopulations. We have also been approved for depopulation during the first quarter of 2016 and continue to seek monthly approvals.

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

We strive to retain these policies by offering competitive rates and efficient claims handling to our policyholders. Through December 31, 2015, we renewed approximately 85% of the policies we assumed from Citizens upon their initial expiration.

Loss Development

Our losses and loss adjustment expenses (“LAE”) represent estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and loss adjustment expenses as of:

	December 31,
	2015	2014	2013
	(In thousands)
Original liability for losses and LAE[1]	$83,722	$51,469	$19,344
Re-estimated losses and LAE[2] as of:
1 year later	—	46,184	19,121
2 years later	—	—	16,846
3 years later	—	—	—
Cumulative redundancy (deficiency) [3]	—	5,293	2,498
Cumulative amount of liability paid as of:
1 year later	—	27,265	12,052
2 years later	—	—	13,472
3 years later	—	—	—
Gross premiums earned	$524,740	$311,514	$139,959

(1)	Represents management’s original best estimated liability of (i) unpaid claims, (ii) incurred but not reported (“IBNR”) and (iii) loss adjustment expenses (“LAE”).
(2)	Represents the re-estimated liabilities in later years of unpaid claims, IBNR and loss adjustment expenses in the respective years.
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

We also license software from third parties, including West Point Underwriters, Majesco Mastec and AIR Worldwide, Inc. (“AIR”). AIR’s catastrophe modeling software enables us to optimize our insurance portfolio to manage our reinsurance costs. We also own or license other technology systems used by Heritage P&C. These technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks, a back-up server and various Internet-based communications systems.

Reinsurance

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds (Citrus Re). We also purchase property per risk reinsurance and facultative coverage for non-catastrophe related to losses in excess of $1.0 million. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is our single largest cost. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. See in Part I, Item 1A “Risk Factors”. We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

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

FLOIR requires all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2015-2016 reinsurance program provides reinsurance in excess of FLOIR’s requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

2015 – 2016 Reinsurance Program

During the second quarter of 2015, we placed our reinsurance program for the period from June 1, 2015 through May 31, 2016. Our reinsurance program, which is segmented into layers of coverage, protects us for excess property catastrophe losses and loss adjustment expenses. Our 2015-2016 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF. For the 2015 hurricane season, we selected 75% participation in the FHCF. We also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the June 1, 2015 to May 31, 2016 reinsurance program.

•

The Company’s Retention. For the first catastrophic event, we have a primary retention of the first $35 million of losses and loss adjustment expenses, of which Osprey is responsible for $20 million. For a second event, Heritage P&C’s primary retention decreases to $5 million and Osprey is responsible for $10 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•

Layers Below FHCF. Immediately above our retention, we have purchased $440 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, we are able to reinstate the full amount of this reinsurance one time. To the extent that $440 million or a portion thereof is exhausted in a first catastrophic event, we have purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside and above the FHCF.

•

FHCF Layer. Our FHCF coverage includes an estimated maximum provisional limit of 75% of $920 million, or $690 million, in excess of its retention and private reinsurance of $336 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re Ltd To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re Ltd will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•

CAT Bond Layer alongside the FHCF. During April 2015 Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re Ltd during this three-year risk period. Citrus Re Ltd issued in aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

CAT Bond Layer above the FHCF. Immediately above the FHCF layer is the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re as described above in this footnote. The Citrus Re 2015 Class A notes provide up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re Ltd. The first contract with Citrus Re Ltd provides $150 million of coverage and the second contract provides an additional $50 million of coverage.

•

Aggregate Coverage. In addition to the layers described above, we have also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.648 billion for a first catastrophic event. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events and where underlying coverage has been previously exhausted. There is no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events.

For a first catastrophic event, our reinsurance program provides coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. We have also purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events. In total, we have purchased $2.3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. As of August 31, 2015, the peak of the hurricane season, our total insured value was $76.9 billion, and we may experience significant losses and loss adjustment expenses in excess of our retention. The chart below provides a graphic illustration of the structure and operations of our 2015-2016 catastrophe reinsurance program.

In placing our 2015-2016 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $477.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes both the 2014 Class A & B notes and 2015 Class A, B, and C notes, extends $200.0 million for another two-year period and $277.5 million for a three-year period. To the extent it is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage accounts for approximately 45% of our purchases of private reinsurance for the 2015 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

Assuming the reoccurrence of Hurricane Andrew, which is considered to be the most catastrophic single event in Florida’s recorded history, the probable maximum net loss to us in 2015, assuming the reinsurance coverage described above, would be $30.8 million (after tax, net of all reinsurance recoveries and including our retention through Osprey Re). This loss would have represented 8.7% of our stockholders’ equity at December 31, 2015. We estimate that, based on our portfolio of insured risks as of August 31, 2015, Hurricane Andrew would have represented a catastrophic event likely to occur approximately once every 31 years and would have exhausted approximately 39.5% of our total expected reinsurance coverage.

For the twelve months ending May 31, 2016, we purchased reinsurance from the following sources: (i) FHCF, (ii) Citrus Re Ltd, (iii) 23 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P and (iv) our wholly-owned reinsurance subsidiary, Osprey. Allianz Global Corporate & Specialty SE provides approximately 38% of our third-party reinsurance program, including Citrus Re catastrophe bonds. The chart below lists our third-party reinsurers with A.M. Best and S&P ratings:

Reinsurer	A.M. Best Rating	S&P Rating
Allianz Global & Corporate SE	A+	AA
Amlin AG	A	A
Axis Specialty Limited	A+	A+
ACE Tempest Reinsurance Ltd	A++	AA
Everest Reinsurance Company	A+	A+
Fidelis Insurance Bermuda Limited	A-	NA
General Insurance Corporation of India	A-	NA
Hamilton Re, Ltd	A-	NA
Hannover Re (Bermuda) Ltd	A+	AA-
Horseshoe Re Ltd	Fully Collateralized
Markel Bermuda Limited	A	A
Odyssey Reinsurance Company	A	A-
Partner Reinsurance Co Ltd	A	A+
Poseidon Re	Fully Collateralized
Qatar Reinsurance Company Limited	A	A
Rubik Re	Fully Collateralized
Lloyd’s Underwriter Syndicate No. 0382	A	A+
Lloyd’s Underwriter Syndicate No. 1955	A	A+
Lloyd’s Underwriter Syndicate No. 2001	A+	A+
Lloyd’s Underwriter Syndicate No. 2003	A	A+
Taiping Reinsurance Co., Ltd	A	A
Tokio Millennium Re Ag	A++	A+
XL Catlin	A	A+

Investments

Our investments are managed by seven third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our investable assets are primarily held in cash and bonds with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with Florida statutes that emphasizes quality and preservation of capital. The policy limits investments in common and preferred stocks to 15% of Heritage P&C’s admitted assets, with no more than 10% in either class. Our bond portfolio must have a minimum weighted average portfolio quality of A, with only $1 million invested in below investment grade bonds. No more than 2% of admitted assets can be invested in any one issuer, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. See Note 3 to our consolidated financial statements for the year ended December 31, 2015 included elsewhere in this Annual Report.

As of December 31, 2015, we held $236.3 million in cash and cash equivalents and $400.1 million in securities, which were comprised of $371.8 million in bonds, $12.7 million in preferred stocks and $15.6 million in common stock.

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

As an initial matter, Florida routinely places additional restrictions on new insurers as a condition of receiving a certificate of authority. These restrictions are typically memorialized in a consent order entered into between FLOIR and the insurer applying for a certificate of authority. We are subject to such a consent order in which we have agreed to higher or more stringent restrictions than are otherwise required under Florida law. The material restrictions we have agreed to include:

•

Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant to the consent order, we agreed to establish a minimum capital and surplus of $18.0 million. As of December 31, 2015, our insurance subsidiary held surplus of $216.6 million, in full compliance with Florida law and the consent order.

•

Florida law restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. As of December 31, 2015, Heritage P&C’s gross and net writing ratios were 2.7 to 1 and 1.8 to 1, respectively. Pursuant to the consent order, we also agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR during 2013, 2014 and 2015. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we have received approval to exceed these projected premiums. We are in full compliance with these provisions of the consent order.

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

We are also subject to consent orders setting conditions for FLOIR’s approval of the Citizens assumption transactions in which we have participated. We are required by consent order to comply with the assumption agreements entered into with Citizens at the time of each assumption transaction, which requires that for the assumed policies, we must offer to renew each policy for a minimum of three years. In addition, three of our assumptions in 2013 limited rate increases to the higher of those approved by FLOIR for Citizens for comparable risks or 10%. We are in full compliance with all consent orders issued with regard to Citizens’ depopulation program.

Additionally, we are subject to regulations administered by a department of insurance in each state in which we do business. These regulations relate to, among other things:

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

Employees

As of December 31, 2015, we had 247 employees, all of whom are full time employees. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” of this Annual Report in connection with your consideration of the risk factors and other important factors that may affect future results described herein.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and loss adjustment expenses, also referred to as loss reserves. We have a limited operating history and a limited loss history which may negatively impact our ability to accurately establish loss reserves. Our current loss reserves are based primarily on industry historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us. As a company with limited operating history, our claims experience and our experience with the risks related to certain claims is inherently limited. We use company historical data to the extent it is available and rely heavily on industry historical data, which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business and to compete in the property and casualty insurance industry may be negatively affected.

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

Because all of our insurance business was conducted in Florida as of December 31, 2015, any single catastrophic event, or a series of such events, or other condition affecting losses in Florida could adversely affect our financial condition and results of operations.

As of December 31, 2015, all our insurance business was conducted in Florida. The distribution of our policies is generally consistent with that of Florida’s population and is therefore more concentrated in densely-populated coastal areas. A single catastrophic event, or a series of such events, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting Florida, particularly the more densely populated areas of the state, could have a disproportionately adverse impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in Florida could also make it less attractive for us to do business in Florida and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified than we are. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Florida could have an adverse effect on our business, financial condition and results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Our policyholders are currently concentrated in Florida, which is especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2015 through May 31, 2016, we have purchased $2.3 billion of reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention.

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

An element of our growth strategy involves continued participation in the Citizens depopulation program to the extent that such policies meet our underwriting criteria. As of December 31, 2015, approximately 75% of our 257,131 policies in force were assumed from Citizens. Our ability to participate in this program is subject to a variety of factors, including continuation of the program. There can be no assurance that Citizens will decide to continue the depopulation program for a significant period of time, or at all. At our formation, there were approximately 1.6 million policies in force at Citizens. At the end of 2015, Citizens policies in force had dropped to approximately 500,000 primarily due to depopulation activity from 2012 through 2015. Any efforts by the Florida legislature or Citizens to curtail the depopulation program, materially modify the terms of the program as it relates to personal residential policies, or restrict our participation in the program would hurt our growth prospects and will adversely impair our financial condition and results of operations. When we enter into an assumption transaction with Citizens, we have the opportunity to review information about the policies available for assumption. We undertake a robust selection process in which we analyze various aspects of each policy’s risk profile and, based on the results, select the policies we would like to assume. Our successful participation in the depopulation program depends on our ability to select policies that will be accretive to our financial results. However, our selection process involves many different considerations, and there can be no assurances that we will appropriately assess the risks associated with each policy. As a result, we may select unfavorable policies that could result in substantial losses, which may in turn adversely impact our financial condition and results of operations.

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

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. For the twelve months ending May 31, 2016, Allianz Global Corporate & Specialty SE provides approximately 38% of our third-party reinsurance coverage, including Citrus Re Catastrophe Bonds which are fully collateralized. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential insurance companies that write business in Florida, including us, are required to obtain reinsurance through FHCF, and this coverage comprises a substantial portion of our reinsurance program. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Additionally, in the final stage of the claims process, we leverage CAN’s vendor network to provide repair and remediation services to the policyholder. If such services are not performed properly, we may face liability. Although we maintain professional liability insurance to cover losses arising from our repair and remediation services, there can be no assurances that such coverage is adequate. In addition, our failure to timely and properly remediate claims, or the perception of such failure, may damage our reputation and adversely affect our ability to renew existing policies or write new policies.

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

We may invest significant time and resources to develop and market new lines of business and/or products and services and we may not achieve the return on our investment that we expect. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of a new line of business or a new product or service. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in bringing new insurance products to our marketplace. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy involves expansion of our business to states outside of Florida. Geographic diversification may be hindered by the fact that we have a limited operating history, and we may be unable to satisfy requirements imposed by state regulators and other third parties.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations contained in the Florida Insurance Code. At December 31, 2015, approximately 63% of our total investments, cash and cash equivalents was invested in fixed-maturity and equity securities with the balance in cash and cash equivalents. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. We currently have a Demotech rating of “A” (“Exceptional”). This is the third highest financial stability rating of the six financial stability ratings utilized by Demotech. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of, a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

Loss frequency and severity in the property and casualty insurance industry in general and for our company specifically has continued to increase in recent years, principally driven by litigation and assignment of benefits. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiary inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position and results of operations may be adversely affected.

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

We write voluntary personal and commercial insurance policies through a network of independent agents. Of our network of approximately 3,533 independent agents, approximately 56% are affiliated with eight large agency networks with which we have entered into master agency agreements. As of December 31, 2015, voluntary policies written through independent agents, including the policies we acquired from SSIC, constituted approximately 25.3% of our total policies in force and represented approximately $146.6 million in annualized premiums. We expect to increase the number of voluntary policies we write as our business expands, which will further increase our reliance on our network of independent agents. In fact, in the future, we may rely on independent agents to be the primary source for our property insurance policies. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

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

If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with this Annual Report on Form 10-K, provide a management report on the internal controls over financial reporting.

We are in the process of designing and implementing the internal controls over financial reporting required to comply with the Sarbanes-Oxley Act requirements, which may take a significant amount of time and may require specific compliance training of our personnel. In the future, we may discover areas of our internal controls that need improvement. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we currently and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years from our initial public offering or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the year in which we have more than $1.0 billion in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (iv) the last day of the year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in this annual report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt-out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt-out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to Regulation of our Insurance Operations

We are subject to extensive regulation which may reduce our profitability or limit our growth. Moreover, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

We are subject to extensive state regulation. Heritage P&C is subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by both the state in which it is domiciled (Florida) and the states in which it does business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable, and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

We are subject to extensive regulation in Florida, the only state in which we currently conduct business through December 31, 2015. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. For example, in 2013 FLOIR asked the Florida legislature to amend the Florida Insurance Code in conformity with the latest amendments to the NAIC Model Holding Company System Regulatory Act. Among other things, such amendment requires the ultimate controlling person of any Florida insurance company to file an Annual Report identifying the material risks within the insurance holding company system that could pose enterprise risk to the insurance company.

From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property and casualty insurance. Our insurance company subsidiary currently transacts insurance only in Florida, where the political environment has sometimes led to aggressive regulation of property and casualty insurance companies. For example, in 2007, Florida enacted legislation that led to rate levels in the private insurance market that we believe, in many instances in the past, were inadequate to cover the related underwriting risk. This same legislation required Citizens to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market. Florida lawmakers may continue to enact or retain legislation that suppresses the rates of Citizens, further adversely impacting the private insurance market and increasing the likelihood that it must levy assessments on private insurance companies and ultimately on Florida consumers. These and other aspects of the political environment in jurisdictions where we operate may reduce our profitability, limit our growth, or otherwise adversely affect our operations.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2015, Heritage P&C’s risk-based capital ratio was 368%.

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

Florida law requires a residential property writer to maintain surplus of the greater of $15.0 million or 10% of its liabilities. Pursuant to the consent order we entered into in connection with receiving our certificate of authority, we agreed to establish a minimum capital and surplus of $18.0 million. As of December 31, 2015, our insurance subsidiary held surplus of $216.6 million. Florida law also restricts the ratio of premiums written to policyholder surplus to 10 to 1 on a gross basis and 4 to 1 on a net of reinsurance basis. As of December 31, 2015, our insurance subsidiary’s gross and net writing ratios were 2.7 to 1 and 1.8 to 1, respectively. Pursuant to the consent order, we agreed to not exceed the projected premiums in the plan of operation submitted with our original application for licensure without the prior written approval of FLOIR during 2012, 2013, and 2014. As part of the FLOIR approval process for the various Citizens assumption transactions in which we have participated, we have received approval to exceed these projected premiums.

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

We may not continue to pay dividends on our common stock.

In the fourth quarter of 2015 and in the first quarter of 2016, our Board of Directors initiated a quarterly cash dividends on our common stock; however, we can provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates. The declaration and payment of  any future dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors considers relevant.

Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such certificate of incorporation and bylaws include, among other things, the following:

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

We completed our initial public offering in May 2014. Our limited public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed. In addition, if no or very few securities or industry analysts cover of our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We, through Skye Lane, our wholly-owned subsidiary, own a two-building 13-acre campus located in Clearwater, Florida. Approximately 80% of the property is occupied by unaffiliated tenants.

Item 3.	Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. The following table sets forth the high and low sale prices as reported on the NYSE, and the amount of our dividends declarations, for 2015 and 2014, respectively. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Year	Quarter	High	Low	Dividends paid per share
2015	First	$22.80	$18.58	$—
	Second	$23.23	$19.88	$—
	Third	$27.28	$16.81	$—
	Fourth	$24.98	$18.73	$0.05

Year	Quarter	High	Low	Dividends paid per share
2014	First	$—	$—	$—
	Second	$15.38	$11.29	$—
	Third	$15.70	$13.60	$—
	Fourth	$19.84	$14.03	$—

The closing sale price of our common stock as reported on the NYSE on March 1, 2016 was $19.76 per share. As of such date there were 39 holders of record of our common stock based on information provided by our transfer agent.

Dividends

On December 17, 2015, the Company’s Board of Directors declared dividends of $0.05 per share. Total dividends paid to date are approximately $1.6 million. No dividends were declared for 2014. Any future dividend payments will be at the discretion of our Board of Directors and will depend on profits, financial requirements and other factors, such as legal and regulatory restrictions on the payment of dividends, overall business condition and other elements the Board of Directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our consolidated financial statements appearing in Item 8 of this Annual Report. The historical results shown below are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue:
Gross premiums written	$586,098	$436,407	$218,537
Gross premiums earned	$524,740	$311,514	$139,959
Net premiums earned	$376,268	$223,612	$95,159
Net investment income and realized gains	$8,929	$4,153	$726
Other revenue	$9,595	$6,055	$28,947
Total revenue	$394,792	$233,820	$124,832
Expenses:
Loss and loss adjustment expenses	$141,191	$89,560	$38,501
Other operating expenses	$103,311	$70,008	$30,870
Total expenses	$244,502	$159,568	$69,371
Income before income taxes	$150,290	$74,252	$55,461
Provision for income taxes	$57,778	$27,155	$21,248
Net income	$92,512	$47,097	$34,213
Earnings per share:
Basic	$3.08	$1.92	$2.39
Diluted	$3.05	$1.82	$2.36
Ratios to net premiums earned:
Net loss ratio	37.5%	40.1%	40.5%
Net expense ratio	27.5%	31.3%	32.4%
Combined ratio	65.0%	71.4%	72.9%

Balance Sheet Data

	As of December 31,
	2015	2014
	(In thousands)
Cash and invested assets	$636,373	$491,640
Prepaid reinsurance premiums	$78,517	$43,148
Deferred policy acquisition costs	$34,800	$24,370
Total Assets	$837,398	$615,031
Unpaid loss and loss adjustment expense	$83,722	$51,469
Unearned premiums	$302,493	$241,136
Reinsurance payable	$60,210	$17,113
Total Liabilities	$480,845	$359,942
Total Stockholders' Equity	$356,553	$255,089

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control.

Overview: We are a property and casualty insurance holding company headquartered in Clearwater, Florida and, through our insurance subsidiary, we provide personal residential insurance for single-family homeowners and condominium owners, rental property insurance and commercial residential insurance in the state of Florida and North Carolina. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 31 years of insurance industry experience. Heritage P&C is currently rated “A” (“Exceptional”) by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

In addition to Heritage P&C, our other subsidiaries include: Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC,  (“CAN”) our vendor network manager that also houses with BRC Restoration Specialists (“BRC”) our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd (“Osprey”); our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development.

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

Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented.

Financial Results Highlights for the Year Ended December 31, 2015

•	There were 257,131 policies in-force at December 31, 2015, of which approximately 74.6% were assumed from Citizens, 9.8% were assumed from SSIC and 15.6% were from voluntary sales
•	Gross premiums written of $586.1 million and total revenue of $394.8 million
•	Net premiums earned of $376.3 million
•	Net income of $92.5 million
•	Combined ratio of 74.9% on a gross basis and 65.0% on a net basis
•	Cash, cash equivalents and investments of $636.4 million, with total assets of $837.4 million

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
REVENUE:
Gross premiums written	$586,098	$436,407	$218,537
Increase in gross unearned premiums	(61,358)	(124,893)	(78,578)
Gross premiums earned	524,740	311,514	139,959
Ceded premiums	(148,472)	(87,902)	(44,800)
Net premiums earned	376,268	223,612	95,159
Retroactive reinsurance (1)	—	—	26,046
Net investment income	7,421	3,849	1,049
Net realized gains (losses)	1,508	304	(323)
Other revenue	9,595	6,055	2,901
Total revenue	$394,792	$233,820	$124,832

EXPENSES:
Losses and loss adjustment expenses	141,191	89,560	38,501
Policy acquisition costs	57,186	36,510	6,150
General and administrative expenses	46,125	33,498	24,720
Total expenses	244,502	159,568	69,371
Income before income taxes	150,290	74,252	55,461
Provision for income taxes	57,778	27,155	21,248
Net income	$92,512	$47,097	$34,213

Earnings per share
Basic	$3.08	$1.92	$2.39
Diluted	$3.05	$1.82	$2.36

Selected Other Data
Book value per share	$11.71	$8.56	$7.20
Growth in book value per share	36.8%	18.9%	113.0%
Return on average equity	30.2%	26.5%	45.0%

	Year Ended December 31,
	2015	2014	2013
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	28.3%	28.2%	32.0%
Loss ratio	26.9%	28.7%	27.5%
Expense ratio	19.7%	22.5%	22.1%
Combined ratio	74.9%	79.4%	81.6%

Ratios to Net Premiums Earned:
Loss ratio	37.5%	40.1%	40.5%
Expense ratio	27.5%	31.3%	32.4%
Combined ratio	65.0%	71.4%	72.9%

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

Other revenue. Other revenue represents rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Florida law allows insurers to charge policyholders a $25 policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and record the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services performed using the percentage of completion method. We do not expect the revenue generated from non-insurance contracts to be material in nature.

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

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

Revenue

Gross premiums written

Gross premiums written increased from $436.4 million for the year ended December 31, 2014 to $586.1 million for the year ended December 31, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC, the growing number of new voluntary policies written and the assumption of approximately 68,200 personal residential policies from Citizens, as well as approximately 100 commercial residential policies from Citizens in 2015. Of our gross premiums written for the year ended December 31, 2015, $487.6 million represents direct premiums written and $98.5 million represents assumed premiums written. Of the $487.6 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $393.5 million and renewals of policies previously assumed from SSIC accounted for $41.4 million, while voluntary business accounted for $92.7 million. The assumed premiums written of $98.5 million was comprised of policies assumed from Citizens.

Gross premiums earned

Gross premiums earned increased from $311.5 million for the year ended December 31, 2014 to $524.7 million for the year ended December 31, 2015. Our policies in force as of December 31, 2014 and 2015 were approximately 209,400, and 257,100, respectively, and this increase had a favorable impact on our gross premiums earned. Additionally, we experienced significant growth during the second half of 2014, including the acquisition of SSIC policies in June 2014 and the introduction of commercial residential business during the fourth quarter of 2014. This business generated earned premiums for the full year for 2015, while only generating earned premiums for partial year of 2014.  Gross earned premiums from commercial residential was $97.2 million for 2015, as compared to $18.9 million for 2014.

Ceded premiums

Ceded premiums increased from $87.9 million for the year ended December 31, 2014 to $148.5 million for the year ended December 31, 2015. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above, in particular the introduction of commercial residential business which has higher reinsurance costs as measured against gross earned premium than personal residential. The increase in ceded premiums was partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $477.5 million of catastrophe bonds issued by Citrus Re, and improved geographic spread of risk.

Net premiums earned

Net premiums earned increased from $223.6 million for the year ended December 31, 2014 to $376.3 million for the year ended December 31, 2015. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the year ended December 31, 2015 as compared to the year ended December 31, 2014, the growth in policy count experienced in the second half of 2014, partially offset by increased ceded earned premiums.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased from $4.2 million for the year ended December 31, 2014 to $8.9 million for the year ended December 31, 2015. The increase in net investment income is due to the increase in invested assets from $331.2 million at December 31, 2014 to $400.1 million at December 31, 2015. The increase resulted primarily from policy growth and an increase in net realized gains from $0.3 million in 2014 to $1.5 million in 2015, resulting from the Company being reactive to market conditions.

Other revenue

Other revenue increased from $6.1 million for the year ended December 31, 2014 to $9.6 million for the year ended December 31, 2015. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida, and revenue earned from non-insurance claims generated by our restoration subsidiary contributed to the increase.

Total revenue

Total revenue increased from $233.8 million for the year ended December 31, 2014 to $394.8 million for the year ended December 31, 2015. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the year ended December 31, 2015 as compared to the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased from $89.6 million for the year ended December 31, 2014 to $141.2 million for the year ended December 31, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods, partially offset by a 1.8 percentage point decrease in the gross loss ratio. Losses and loss adjustment expenses for the year ended December 31, 2015 include losses paid of $57.5 million and a $32.3 million increase in unpaid losses and loss adjustment expenses, including the addition of $16.8 million of IBNR reserves. As of December 31, 2015, we reported $83.7 million in unpaid losses and loss adjustment expenses which included $46.9 million attributable to IBNR, or 56% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased from $36.5 million for the year ended December 31, 2014 to $57.2 million for the year ended December 31, 2015. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. This was partially offset by the fact that, $7.6 million of the $10 million SSIC policy acquisition fee was amortized during the year ended December 31, 2014, compared to only $2.4 million during the year ended December 31, 2015.

General and administrative expenses

General and administrative expenses increased from $33.5 million for the year ended December 31, 2014 to $46.1 million for the year ended December 31, 2015. The increase in 2015 was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity.

Provision for income taxes

Provision for income taxes was $27.2 million and $57.8 million for the years ended December 31, 2014 and 2015, respectively. Our effective tax rates for the years ended December 31, 2014 and 2015 were 36.6% and 38.6%, respectively. The increase in the effective tax rate is a result of prior period adjustments and more favorable permanent differences in 2014.

Net Income

For the year ended December 31, 2014 we generated net income of $47.1 million, or $1.82 earnings per diluted common share, compared to net income of $92.5 million, or $3.05 earnings per diluted common share, for the year ended December 31, 2015. The weighted average shares outstanding on a diluted basis increased from 25.8 million shares to 30.3 million shares as of December 31, 2015, primarily due to the issuance of IPO shares mid-year 2014 causing 2014 diluted shares to be lower.

Ratios – Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio was relatively unchanged at 28.2% for the year ended December 31, 2014 compared to 28.3% for the year ended December 31, 2015.

Gross loss ratio

Our gross loss ratio decreased from 28.7% for the year ended December 31, 2014 to 26.9% for the year ended December 31, 2015, primarily due to the introduction of commercial residential business during the quarter ended December 31, 2014, which has a significantly lower loss ratio then personal residential. Commercial residential represented 18.5% of total gross earned premiums in 2015 compared to 6.1% in 2014.

Net loss ratio

Our net loss ratio decreased from 40.1% for the year ended December 31, 2014 to 37.5% for the year ended December 31, 2015, primarily as a result of the increase in commercial residential business in 2015.

Gross expense ratio

Our gross expense ratio decreased from 22.5% for the year ended December 31, 2014 to 19.7% for the year ended December 31, 2015, primarily as a result of general and administrative expenses increasing at significantly slower pace than gross premiums earned.

Net expense ratio

Our net expense ratio decreased from 31.3% for the year ended December 31, 2014 to 27.5% for the year ended December 31, 2015, primarily as a result of general and administration expenses increasing at significantly slower pace than gross premiums earned.

Combined ratio

Our combined ratio on a gross basis decreased from 79.4% for the year ended December 31, 2014 to 74.9% for the year ended December 31, 2015. Our combined ratio on a net basis decreased from 71.4% for the year ended December 31, 2014 to 65.0% for the year ended December 31, 2015. The changes in our combined ratio, on both a gross and net basis, are primarily as a result of the improvement of the loss and expense ratios to earned premiums, as discussed above.

Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

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

Gross premiums earned

Gross premiums earned increased from $140.0 million for the year ended December 31, 2013 to $311.5 million for the year ended December 31, 2014. Our policies in force as of December 31, 2013 and 2014 were approximately 85,100, and 209,400, respectively, and this increase had a favorable impact on our gross premiums earned. Approximately $28.5 million of gross premiums earned during the year ended December 31, 2014 was attributable to the SSIC policies acquired on June 27, 2014, and $17.0 million was attributable to our entrance into the commercial residential line of business during the fourth quarter of 2014 via assumptions from Citizens and new voluntary writings.

Ceded premiums

Ceded premiums increased from $44.8 million for the year ended December 31, 2013 to $87.9 million for the year ended December 31, 2014. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above, partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $200 million of catastrophe bonds issued by a Citrus Re, and improved geographic spread of risk. Additionally, prior to June 1, 2013, our reinsurance costs were significantly lower because we purchased reinsurance limited to non-hurricane losses through May 31, 2013.

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

Provision for income taxes

Provision for income taxes was $21.2 million and $27.2 million for the years ended December 31, 2013 and 2014, respectively. Our effective tax rates for the years ended December 31, 2013 and 2014 were 38.3% and 36.6%, respectively. The decrease in the effective tax rate is a result of limited liability company status income in 2014, prior to the conversion of the Company to a corporation in May 2014 compared to a loss recognized by the limited liability company status of the parent company in 2013.

Net Income

Our results of operations for the year ended December 31, 2014 reflect net income of $47.1 million, or $1.82 earnings per diluted common share, compared to net income of $34.2 million, or $2.36 earnings per diluted common share, for the year ended December 31, 2013. The weighted average shares outstanding on a diluted basis increased from 14.5 million shares as of December 31, 2013 to 25.8 million shares as of December 31, 2014, primarily due to the Company’s IPO on May 22, 2014 and related warrant exercises. This caused the reduced earnings per diluted share in 2014, despite the increase in net income.

Ratios – Year Ended December 31, 2013 Compared to Year Ended December 31, 2014

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

Ceded premium ratio

Our ceded premium ratio decreased from 32.0% for the year ended December 31, 2013 to 28.2% for the year ended December 31, 2014. This decrease is primarily due to lower reinsurance costs due to favorable reinsurance market conditions, the availability of lower cost reinsurance related to $200 million of catastrophe bonds issued by a Citrus Re and improved geographic spread of risk.

Gross loss ratio

Our gross loss ratio increased from 27.5% for the year ended December 31, 2013 to 28.7% for the year ended December 31, 2014, primarily due to an increase in IBNR.

Net loss ratio

Our net loss ratio decreased from 40.5% for the year ended December 31, 2013 to 40.1% for the year ended December 31, 2014, primarily as a result of the improvement of the ceded premium ratio to gross earned premiums.

Gross expense ratio

Our gross expense ratio increased modestly from 22.1% for the year ended December 31, 2013 to 22.5% for the year ended December 31, 2014, primarily as a result of the acquisition costs associated with the SSIC book of business that was acquired on June 27, 2014.

Net expense ratio

Our net expense ratio decreased from 32.4% for the year ended December 31, 2013 to 31.3% for the year ended December 31, 2014, primarily as a result of the improvement of the ceded premium ratio to gross earned premiums.

Combined ratio

Our combined ratio on a gross basis decreased from 81.6% for the year ended December 31, 2013 to 79.4% for the year ended December 31, 2014. Our combined ratio on a net basis decreased from 72.9% for the year ended December 31, 2013 to 71.4% for the year ended December 31, 2014. The changes in our combined ratio, on both a gross and net basis, are primarily as a result of the improvement of the ceded premium ratio to gross earned premiums.

Liquidity and Capital Resources

As of December 31, 2015, we had $236.3 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd, our captive reinsurance company described below. We also had $13.1 million in restricted cash to meet our contractual obligations related to the Catastrophe bonds issued by Citrus Re. We will continue to hold the cash balances in early 2016 to fund the $120 million Zephyr acquisition, which is expected to close during the first quarter of 2016 and pay reinsurance payables of $60 million due in January and April of 2016.

Osprey Re Ltd is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of December 31, 2015, $25 million was held in Osprey’s trust account and $10 million was collateralized with a letter of credit. At December 31, 2015, Osprey Re Ltd’s total reinsurance coverage provided to Heritage P&C was $35 million.

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

As of December 31, 2015, we had 30,441,410 shares of common stock outstanding, options to purchase 1,149,923 shares of common stock, and 1,125,0000 shares of restricted common stock, reflecting total paid-in capital of $202.6 million as of such date.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the year ended December 31,
	2015	Change	2014	Change	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$153,860	$(40,336)	$194,196	$89,145	$105,051
Investing activities	(86,964)	113,083	(200,047)	(63,553)	(136,494)
Financing activities	8,900	(92,373)	101,273	68,643	32,630
Net increase (decrease) in cash and cash equivalents	$75,796	$(19,626)	$95,422	$94,235	$1,187

Operating Activities

Net cash provided by operating activities for December 31, 2014 was $194.2 million as compared to $153.9 million cash provided during the year ended December 31, 2015. The decrease resulted primarily from the timing of assumed premium payments from Citizens and tax deposit payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was $200.0 million as compared to $86.9 million for the year ended December 31, 2015, reflecting the investment of funds provided by operating activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $101.3 million, as compared to $8.9 million for the year ended December 31, 2015. On May 29, 2014 we completed our IPO, which along with the concurrent private placement, raised $78.6 million. In addition, and in connection with the IPO, $22.5 million was raised from the exercise of warrants from existing stockholders.

Taxation

Deferred Tax Asset and Current Tax Liability

We report a deferred tax asset arising from the portion (20%) of unearned premiums that are otherwise recognized as taxable income in advance of being earned for financial reporting purposes. Accordingly, our income taxes currently paid and payable also reflect this temporary difference between taxable income and earned income reported in our financial statements. The increases in our deferred tax asset from December 31, 2014 through December 31, 2015 reflect the significant unearned premiums arising from our assumption transactions and the additional resulting temporary differences due to certain amounts being taxable in advance of being recognized as earned for financial reporting purposes.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make judgments and estimates that may have a significant impact upon our financial results. Note 1, under Item 8, Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements, of this Annual Report contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions. We believe that the following areas are particularly subject to management’s judgments and estimates and could materially affect our results of operations and financial position.

Premiums. We recognize direct and assumed premiums written as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance of $0 and $250,000 for uncollectible premiums at December 31, 2015 and 2014, respectively.

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

When we establish our reserves, we analyze various factors such as the evolving historical loss experience of the insurance industry as well as our experience, claims frequency and severity, our business mix, our claims processing procedures, legislative enactments, judicial decisions and legal developments in imposition of damages, and general economic conditions, including inflation. A change in any of these factors from the assumptions implicit in our estimates will cause our ultimate loss experience to be better or worse than indicated by our reserves, and the difference could be material. Due to the interaction of the foregoing factors, there is no precise method for evaluating the impact of any one specific factor in isolation, and an element of judgment is ultimately required. Due to the uncertain nature of any future projections, the ultimate amount we will pay for losses will be different from the reserves we record.

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

Our Chief actuary evaluated the adequacy of our reserves as of December 31, 2015 and concluded that total reserves ranging from a low of $78.6 million to a high of $91.7 million would meet the requirements of the insurance laws of Florida, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $36.9 million of recorded case reserves, we recorded $46.8 million of IBNR reserves as of December 31, 2015 to achieve overall reserves of $83.7 million.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our loss reserves on our net income, stockholders’ equity and liquidity as of and for the year ended December 31, 2015 (in thousands).

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Loss Reserves	$83,722	$78,556		$91,697

Impact on:
Net income	$92,512	$95,685	3.4%	$87,611	(5)%
Stockholders’ equity	$356,553	$359,726	0.9%	$351,652	(1)%
Cash, cash equivalents and investments	$636,373	$636,373	—	$636,373	—
Adjusted cash, cash equivalents and investments	$584,926	$588,099	0.5%	$580,025	(1)%

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2015 and December 31, 2014.

Investments. We currently classify all of our investments in fixed maturity securities and equity securities as available-for-sale, and report them at fair value. We classified our investment in a mortgage loan as held to maturity and report it at amortized cost.

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

Quarterly, we perform an assessment of our investments to determine if any are “other-than-temporarily” impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of our assessment process, we determine whether the impairment is temporary or “other-than-temporary”. We base our assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; whether, in the case of equity securities, we intend to hold, and have the ability to hold, the security for a period sufficient for us to recover our cost basis, or whether, in the case of debt securities, we intend to sell the investment or it is more likely than not that we will have to sell the investment before we recover the amortized cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If we were to determine that an equity security has incurred an “other-than-temporary” impairment, we would permanently reduce the cost of the security to fair value and recognize an impairment charge. If a debt security loan is impaired and we either intend to sell the security loan or it is more likely than not that we will have to sell the security loan before we are able to recover the amortized cost, then we would record the full amount of the impairment in our net income.

A large portion of our investment portfolio consists of fixed maturity securities, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2015 and December 31, 2014. Changes in interest rates subsequent to December 31, 2015 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2015 and December 31, 2014 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Our non-financial assets, such as goodwill, purchased intangible assets, and property and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Stock-Based Compensation. We recognize compensation expense under ASC 718 for stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. We recorded $2.6 million, $3.3 million and $5.7 million of stock-based compensation in 2015, 2014 and 2013, respectively.

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

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income tax-related interest during the years ended December 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU Topic 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU Topic 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which allows an entity to recognize adjustments to provisional amounts that in a business combination in the reporting period in which the adjustment amounts are determined. ASU Topic No. 2015-16 is effective for our fiscal year 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2016, the FASB issued ASU Topic 2016-1, Financial Statements - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in income; use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk; and eliminates the requirement disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Our investment portfolios at December 31, 2015 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2015 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$325,715	$(46,068)	(14)%
200 basis point increase	$341,073	$(30,710)	(9)%
100 basis point increase	$356,429	$(15,354)	(4)%
100 basis point decrease	$386,990	$15,207	4%
200 basis point decrease	$399,841	$28,058	7%
300 basis point decrease	$406,808	$35,025	9%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2015 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$99,557	27%	$99,275	27%
AA+	$33,225	9%	$33,618	9%
AA	$50,651	14%	$51,204	14%
AA-	$36,120	10%	$36,431	10%
A+	$30,903	8%	$31,111	8%
A	$40,903	11%	$41,047	11%
A-	$30,131	8%	$30,085	8%
BBB+	$37,024	10%	$36,768	10%
BBB	$6,030	2%	$5,959	2%
BBB-	$5,701	1%	$5,567	1%
BB+	$323	0%	$329	0%
B	$399	0%	$389	0%
Total	$370,967	100%	$371,783	100%

Our equity investment portfolio at December 31, 2015 consists of common stocks and redeemable and nonredeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2015 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$4,197	15%
Energy	11,467	41%
Other	12,445	43%
Subtotal	$28,109	99%
Mutual Funds and ETF By type:
Equity	$204	1%
Subtotal	204	1%
Total	$28,313	100%

Foreign Currency Exchange Risk

At December 31, 2015, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heritage Insurance Holdings Inc.

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Insurance Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 8, 2016

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $370,967 and $290,951 in 2015 and 2014, respectively)	$371,783	$293,085
Equity securities, available for sale, at fair value (cost of $32,439 and $30,555 in 2015 and 2014, respectively)	28,313	31,225
Mortgage loan, held to maturity, at amortized cost	—	6,849
Total investments	400,096	331,159
Cash and cash equivalents	236,277	160,481
Restricted cash	13,085	4,339
Accrued investment income	3,409	2,617
Premiums receivable, net	30,565	20,028
Prepaid reinsurance premiums	78,517	43,148
Deferred income taxes	7,964	6,622
Deferred policy acquisition costs, net	34,800	24,370
Property and equipment, net	17,111	17,087
Other assets	15,574	5,180
Total Assets	$837,398	$615,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$83,722	$51,469
Unearned premiums	302,493	241,136
Reinsurance payable	60,210	17,113
Income taxes payable	2,092	12,808
Advance premiums	12,138	5,143
Accrued compensation	2,305	442
Other liabilities	17,885	31,831
Total Liabilities	$480,845	$359,942
Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,441,410 and 29,794,960 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	202,628	188,342
Accumulated other comprehensive (loss) income	(2,033)	1,723
Retained earnings	155,955	65,021
Total Stockholders' Equity	356,553	255,089
Total Liabilities and Stockholders' Equity	$837,398	$615,031

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2015	2014	2013
REVENUE:
Gross premiums written	$586,098	$436,407	$218,537
Increase in gross unearned premiums	(61,358)	(124,893)	(78,578)
Gross premiums earned	524,740	311,514	139,959
Ceded premiums	(148,472)	(87,902)	(44,800)
Net premiums earned	376,268	223,612	95,159
Retroactive reinsurance	—	—	26,046
Net investment income	7,421	3,849	1,049
Net realized gains (losses)	1,508	304	(323)
Other revenue	9,595	6,055	2,901
Total revenue	394,792	233,820	124,832
EXPENSES:
Losses and loss adjustment expenses	141,191	89,560	38,501
Policy acquisition costs	57,186	36,510	6,150
General and administrative expenses	46,125	33,498	24,720
Total expenses	244,502	159,568	69,371
Income before income taxes	150,290	74,252	55,461
Provision for income taxes	57,778	27,155	21,248
Net income	92,512	47,097	34,213
OTHER COMPREHENSIVE INCOME:
Change in net unrealized (losses) gains on investments	(4,606)	4,395	(1,610)
Reclassification adjustment for net realized investment (losses) gains	(1,508)	(304)	323
Income tax (expense) benefit related to items of other comprehensive income	2,358	(1,578)	497
Total comprehensive income	$88,756	$49,610	$33,423
Weighted average shares outstanding
Basic	30,056,491	24,568,876	14,313,150
Diluted	30,326,468	25,816,560	14,473,800
Earnings per share
Basic	$3.08	$1.92	$2.39
Diluted	$3.05	$1.82	$2.36

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2012	8,310,450	$1	$33,584	$(5,466)	$—	$28,119
Equity reclassified to temporary equity	(1,058,250)	—	(4,150)	—	—	(4,150)
Issuance of 6,691,200 warrants and 313,650 redeemable shares	6,459,150	—	31,939	—	—	31,939
Equity based compensation	247,350	—	1,273	—	—	1,273
Executive stock grant	38,250	—	150	—	—	150
Issuance of equity for services	10,200	—	53	—	—	53
Net unrealized change in investments, net of tax	—	—	—	—	(790)	(790)
Change in fair value of redeemable shares	—	—	—	(10,823)	—	(10,823)
Net income	—	—	—	34,213	—	34,213
Balance at December 31, 2013	14,007,150	1	62,849	17,924	(790)	79,984
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	20,921
Issuance of equity	17,850	—	88	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	2,513	2,513
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	69,470
Issuance of common stock to underwriters for over allotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	22,515
Stock-based compensation	—	—	3,301	—	—	3,301
Net income	—	—	—	47,097	—	47,097
Balance at December 31, 2014	29,794,960	3	188,342	65,021	1,723	255,089
Net unrealized change in investments, net of tax	—	—	—	—	(3,756)	(3,756)
Issuance of 79,850 shares of stock in connection with the acquisition of BRC Restoration	79,850	—	2,000	—	—	2,000
Exercise of stock options and warrants	566,600	—	8,900	—	—	8,900
Stock-based compensation	—	—	2,647	—	—	2,647
Excess tax benefit on stock-based compensation	—	—	739	—	—	739
Dividends declared on common stock	—	—	—	(1,578)	—	(1,578)
Net income	—	—	—	92,512	—	92,512
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$(2,033)	$356,553

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014	2013

OPERATING ACTIVITIES
Net income	$92,512	$47,097	$34,213
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,647	3,301	5,733
Amortization of bond discount	6,246	2,531	891
Depreciation and amortization	1,350	777	150
Bad debt expense	(250)	250	—
Net realized gains/losses	(1,508)	(304)	323
Deferred income taxes	1,016	(3,764)	(893)
Excess tax benefit on stock-based compensation	739	—	—
Changes in operating assets and liabilities:
Accrued investment income	(792)	(1,646)	(856)
Premiums receivable, net	(10,287)	(9,931)	(10,227)
Restricted cash	(8,746)	(4,339)	—
Prepaid reinsurance premiums	(35,369)	(11,896)	(30,658)
Reinsurance premiums receivable	—	5,337	(5,337)
Income taxes receivable	—	5,073	(5,073)
Deferred policy acquisition costs, net	(10,430)	(14,605)	(9,733)
Other assets	(2,594)	(2,554)	(1,810)
Unpaid losses and loss adjustment expenses	32,253	32,125	17,951
Unearned premiums	61,358	124,893	78,578
Reinsurance payable	43,097	(12,478)	20,604
Income taxes payable	(10,716)	10,003	(1,100)
Accrued compensation	1,863	(63)	504
Advance premiums	6,995	1,314	3,824
Other liabilities	(15,524)	23,075	7,967
Net cash provided by operating activities	153,860	194,196	105,051
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	151,307	38,738	7,424
Purchases of investments available for sale	(237,946)	(231,070)	(126,971)
Proceeds from sale of investment in mortgage loan	6,849	(786)	(6,063)
Acquisition of a business	(6,000)	—	—
Cost of property and equipment acquired	(1,174)	(6,929)	(10,884)
Net cash used in investing activities	(86,964)	(200,047)	(136,494)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	—	88	33,630
Proceeds from issuance of equity from initial public offering, net of discount fee and expense	—	78,670	—
Proceeds from exercise of stock options and warrants	8,900	22,515	—
Repayment on note payable to bank	—	—	(1,000)
Net cash provided by financing activities	8,900	101,273	32,630
Increase in cash and cash equivalents	75,796	95,422	1,187
Cash and cash equivalents at beginning of period	160,481	65,059	63,872
Cash and cash equivalents at end of period	$236,277	$160,481	$65,059
Supplemental Cash Flows Information:
Interest paid	$—	$—	$16
Income taxes paid, net	$68,824	$13,038	$28,314
Temporary equity reclassified to equity	$—	$20,921	$—
Supplemental Disclosure of Non-Cash Investing Activities
Issuance of shares for consideration in the acquisition of a business	$2,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Nature of Business

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

Our insurance subsidiary is Heritage Property & Casualty Insurance Company (“Heritage P&C”). Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC, our vendor network manager, which includes BRC Restoration Specialists, Inc., our restoration service; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd,; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

The Company’s primary products are personal and commercial residential insurance, which the Company currently offers only in Florida under authorization from the Florida Office of Insurance Regulation (“FLOIR”). The Company conducts its operations under one business segment.

On May 22, 2014, the Company’s registration statement on Form S-1 was declared effective, pursuant to which it sold 6,900,000 shares of common stock to the public at a price of $11.00 per share, including 900,000 shares sold pursuant to the underwriters’ over-allotment option (the “IPO”). Concurrent with the IPO, the Company completed a private placement (the “Private Placement”) with Ananke Ltd, an affiliate of Nephila Capital Ltd, to purchase $10 million of the Company’s common stock at a price per share equal to the IPO price. The Company’s total net proceeds from the IPO and the Private Placement were $78.6 million, after deducting underwriting discounts and other costs.

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

Restricted Cash

As of December 31, 2015 and 2014, restricted cash was $13.1 million and $4.3 million, respectively. Heritage P&C holds approximately $13.1 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit two installments of reinsurance premiums into a trust account.

Investments

The Company classifies all of its investments in fixed maturity securities and equity securities as available-for-sale, and reports them at fair value. The Company’s investment in a mortgage loan was classified as held to maturity and reported at amortized cost. Subsequent to its acquisition of available-for-sale securities, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. The Company includes realized gains and losses, which it calculates using the specific-identification method for determining the cost of securities sold, in net income. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned.

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

If the Company were to determine that an equity security has incurred an “other-than-temporary” impairment, the Company would permanently reduce the cost of the security to fair value and recognize an impairment charge in its consolidated statements of operations and comprehensive income. If a debt security or participation in a commercial mortgage loan was impaired and the Company either intends to sell the investment or it is more likely than not that the Company will have to sell the investment before it is able to recover the amortized cost or cost, then the Company would record the full amount of the impairment in its consolidated statement of operations and other comprehensive income.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE, NASDAQ and NYSE MKT. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2015. Changes in interest rates subsequent to December 31, 2015 may affect the fair value of the Company’s investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2015 because of their short-term nature: cash and cash equivalents, restricted cash, accrued investment income, premiums receivable, net, reinsurance payable, and accrued compensation.

The Company’s non-financial assets, such as goodwill (reported in other assets), and property, plant and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Premiums

The Company records assumed premiums written (premiums from policies that the Company assumed from Sunshine State Insurance Company (“SSIC”) and from Citizens Property Insurance Corporation (“Citizens”), net of opt-outs) and direct premiums written (premiums from subsequent renewals of Citizens’ and SSIC policies and voluntary policies written during the period) as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability. As a one-time only transaction on June 27, 2014, the Company assumed approximately $58.9 million of annualized premiums from SSIC. The Company acquired 32,000 policies and as of December 31, 2015 have renewed approximately 24,100.  At December 31, 2015, the Company assumed approximately $53.3 million of annualized premium. The SSIC policies account for approximately 7% of the Company’s total policies in force as of December 31, 2015.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance of $0 and $250,000 for uncollectible premiums at December 31, 2015 and 2014, respectively. Bad debt expense recovery related to uncollectible premiums was $(250,000), $250,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Business Combination

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors and when appropriate, valuations performed by independent third party appraisers. Asset acquired and liabilities assumed in connection with business combinations are recorded based on their respective fair values at the date of acquisition. The identifiable intangible assets that we have acquired are non-compete agreements, customer relationships and trade names and associated trademarks. Goodwill is calculated as the excess of the cost of the acquired entity over the net fair value of the assets acquired and the liabilities assumed. Non-compete agreements, customer relationships and trade names and associated trademarks are valued based on an excess earnings or income approach based on projected cash flows.

Goodwill and Intangible Assets

Goodwill is subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applied this qualitative approach to its insurance operations reporting unit. If required following the qualitative assessment, the first step in the goodwill impairment test involves comparing the fair value of each of its reporting units to the carrying value of those reporting units. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

Impairment of Long-Lived Assets Including Intangible Assets Subject to Amortization

The Company assesses the recoverability of long-lived assets when events or circumstances indicate that the assets might have become impaired. The Company determines whether the assets can be recovered from undiscounted future cash flows and, if not recoverable, the Company recognizes impairment to reduce the carrying value to fair value. Recoverability of long lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. No impairment was recognized in any period presented.

Unpaid Losses and Loss Adjustment Expenses

The Company’s reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of settling all reported claims plus all claims we incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to the Company (incurred but not reported, or “IBNR”).

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

Other Revenue

Other revenue represents rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Florida law allows insurers to charge policyholders a $25 policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and record the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services performed.

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

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2015, 2014 and 2013.

Assessments

Guaranty fund and other insurance-related assessments imposed upon the Company are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (“FIGA”) assessments, the Company in turn calculates and begins collecting a policy surcharge that will allow it to collect the entire assessment over a 12-month period, based on an estimate of the number of policies the Company expects to write. The Company then submits an information only filing, pursuant to Florida Statute 631.57(3)(h), to the insurance regulatory authority requesting formal approval of the policy FIGA surcharge. The process may be repeated in successive 12-month periods until the Company collects the entire assessment. The Company records the recoveries as revenue in the period that it collects the cash. While current regulations allow the Company to recover from policyholders the amount of assessments imposed upon the Company, the Company’s payment of the assessments and recoveries may not offset each other in the same year. There were no such assessments during the periods presented.

The Company collects other assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Accrued Bonus Compensation

Our Board of Directors determined in 2013 that a bonus pool was appropriate based on an 8.5% of earnings before interest, taxes, depreciation and amortization. For the year ended December 31, 2015 the Board of Directors approved approximately $14.1 million in bonuses to be paid to officers and employees and for the years ended December 31, 2014 and 2013, the Board of Directors approved approximately $7.2 million and an aggregate of $11.5 million paid in cash and equity, respectively.

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

The Company records any income tax penalties and income-tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest for the years ended December 31, 2015, 2014, and 2013, respectively.

Advertising Costs

The Company expenses all advertising costs when it incurs those costs. For the years ended December 31, 2015, 2014 and 2013, the Company incurred advertising costs of $27,000, $14,200, and $393,000, respectively.

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite vesting period. Determining the fair value of stock option awards requires judgment, including estimating stock price volatility, forfeiture rates and expected option life. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the vesting period.

Earnings Per Share

The Company reports both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, the Company divides net income attributable to common shareholders by the weighted-average number of shares outstanding during the period, including vested and unvested restricted shares. The Company calculates diluted earnings per share by dividing net income attributable to common shareholders by the weighted-average number of shares, and the effect of share equivalents, and vested and unvested restricted shares outstanding during the period using the treasury stock method to calculate common stock equivalents.

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

With regard to cash, the Company had $243.7 million and $154.4 million in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits at December 31, 2015 and December 31, 2014, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250,000.

Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

In June 2014, the FASB issued ASU Topic 2014-12, Compensation - Stock Compensation, which clarifies accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated guidance clarifies that such a term should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The guidance will be effective for the Company beginning with year 2016, and may be applied either prospectively or retrospectively. The Company does not anticipate that this guidance will materially impact its consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU Topic 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which allows an entity to recognize adjustments to provisional amounts that in a business combination in the reporting period in which the adjustment amounts are determined. ASU Topic No. 2015-16 is effective for our fiscal year 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

In January 2016, the FASB issued ASU Topic 2016-1, Financial Statements - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires equity investments to be measured at fair value with changes in fair value recognized in income; use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk; and eliminates the requirement disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted for certain requirements. We are assessing the impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note 3.	Investments

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2015 and December 31, 2014:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	$25,474	$16	$387	$25,103
States, municipalities and political subdivisions	184,145	2,107	137	186,115
Special revenue	42,593	19	204	42,408
Industrial and miscellaneous	115,313	294	932	114,675
Redeemable preferred stocks	3,442	61	21	3,482
Total fixed maturities	370,967	2,497	1,681	371,783
Nonredeemable preferred stocks	12,443	338	43	12,738
Equity securities	19,996	398	4,819	15,575
Total equity securities	32,439	736	4,862	28,313
Total investments	$403,406	$3,233	$6,543	$400,096

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	$7,002	$22	$16	$7,008
States, municipalities and political subdivisions	41,578	560	18	42,120
Special revenue	133,269	1,349	237	134,381
Industrial and miscellaneous	105,591	668	254	106,005
Redeemable preferred stocks	3,511	84	24	3,571
Total fixed maturities	290,951	2,683	549	293,085
Nonredeemable preferred stocks	11,494	237	53	11,678
Equity securities	19,061	1,525	1,039	19,547
Total equity securities	30,555	1,762	1,092	31,225
Mortgage loan participation	6,849	—	—	6,849
Total investments	$328,355	$4,445	$1,641	$331,159

Special revenue instruments include U.S. government associated mortgage backed securities.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/ amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category as of December 31, 2015 and 2014, respectively:

	2015		2014
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Year Ended December 31,
Fixed maturities	$1,318	$78,161	$429	$8,632
Equity securities	448	24,100	—	—
Total realized gains	1,766	102,261	429	8,632
Fixed maturities	(133)	13,343	(114)	4,164
Equity securities	(125)	1,616	(11)	19,680
Total realized losses	(258)	14,959	(125)	23,844
Net realized gains	$1,508	$117,220	$304	$32,476

The table below summarizes the Company’s fixed maturities at December 31, 2015 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$34,162	9%	$34,165	9%
Due after one year through five years	146,616	40%	146,211	40%
Due after five years through ten years	79,380	21%	79,887	21%
Due after ten years	110,809	30%	111,520	30%
Total	$370,967	100%	$371,783	100%

	December 31, 2014
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$13,709	5%	$13,712	5%
Due after one year through five years	171,091	59%	171,382	59%
Due after five years through ten years	61,114	21%	62,091	21%
Due after ten years	45,037	15%	45,900	15%
Total	$290,951	100%	$293,085	100%

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2015 and 2014, and 2013 respectively:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Fixed maturities	$6,960	$3,100	$914
Equity securities	1,811	1,159	456
Cash, cash equivalents and short-term investments	258	181	83
Other investments	259	243	93
Net investment income	9,289	4,683	1,546
Investment expenses	1,868	834	497
Net investment income, less investment expenses	$7,421	$3,849	$1,049

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

The following table presents an aging of the Company’s unrealized investment losses by investment class as of December 31, 2015 and December 31, 2014:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	19	$385	$19,849	2	$3	$397
States, municipalities and political subdivisions	14	50	10,979	1	3	164
Industrial and miscellaneous	141	870	73,312	5	61	1,318
Special revenue	134	279	60,203	10	9	1,646
Redeemable preferred stocks	9	21	950	—	—	—
Total fixed maturities	317	1,605	165,293	18	76	3,525
Nonredeemable preferred stocks	19	29	1,560	5	14	250
Equity securities	48	2,975	8,416	20	1,844	2,680
Total equity securities	67	$3,004	$9,976	25	$1,858	$2,930
Total	384	$4,609	$175,269	43	$1,934	$6,455

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
U.S. government and agency securities	11	$15	$2,451	1	$1	$109
States, municipalities and political subdivisions	14	15	7,661	1	3	177
Industrial and miscellaneous	98	204	51,156	10	50	1,975
Special revenue	71	213	36,643	6	23	1,592
Redeemable preferred stocks	18	9	854	8	15	355
Total fixed maturities	212	457	98,765	26	92	4,208
Nonredeemable preferred stocks	1	31	2,552	1	22	490
Equity securities	1	1,039	9,792	—	—	—
Total equity securities	2	$1,070	$12,344	1	$22	$490
Total	214	$1,527	$111,109	27	$114	$4,698

Note 4.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	For the Year Ended December 31,
	2015	2014	2013
Basic earnings per share:
Net income attributable to common stockholders (000's)	$92,512	$47,097	$34,213
Weighted average shares outstanding	30,056,491	24,568,876	14,313,150
Basic earnings per share:	$3.08	$1.92	$2.39

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$92,512	$47,097	$34,213
Weighted average shares outstanding	30,056,491	24,568,876	14,313,150
Weighted average dilutive shares	269,977	1,247,684	160,650
Total weighted average dilutive shares	30,326,468	25,816,560	14,473,800
Diluted earnings per share:	$3.05	$1.82	$2.36

Note 5.	Fair Value Financial Instruments

For the Company’s investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair values from its third-party valuation service and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended December 31, 2015 and 2014, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificate of deposits (1)	$3,300	$3,300	$—	$—
Fixed maturities investments:
U.S. government and agency securities	$25,103	$22,361	$2,742	$—
States, municipalities and political subdivisions	186,115	—	186,115	—
Special revenue	42,408	—	42,408	—
Industrial and miscellaneous	114,675	—	114,675	—
Redeemable preferred stocks	3,482	3,482	—	—
Total fixed maturities investments	$375,083	$29,143	$345,940	$—
Nonredeemable preferred stocks	12,738	12,738	—	—
Equity securities	15,575	15,575	—	—
Total equity securities	$28,313	$28,313	$—	$—
Total investments	$403,396	$57,456	$345,940	$—

December 31, 2014	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$7,008	$3,211	$3,797	$—
States, municipalities and political subdivisions	42,120	—	42,120	—
Special revenue	134,381	—	134,381	—
Industrial and miscellaneous	106,005	—	106,005	—
Redeemable preferred stocks	3,571	3,571	—	—
Total fixed maturities investments	$293,085	$6,782	$286,303	$—
Nonredeemable preferred stocks	11,678	11,678	—	—
Equity securities	19,547	19,547	—	—
Total equity securities	$31,225	$31,225	$—	$—
Total investments	$324,310	$38,007	$286,303	$—
(1)	Includes commercial paper with a maturity of three months or less at the time of purchase of $3.3 million classified in cash and cash equivalents.

We believe the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values at December 31, 2015 and December 31, 2014, due to the immediate or short term maturity of these instruments.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. During 2015 these non-recurring fair values inputs consisted of customer relations, non-compete, brand name and goodwill. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2015, 2014 and 2013 except for certain fair value measurements to reassign goodwill to the initial fair value estimates of the assets acquired assumed at the acquisition date from updated estimates and assumptions completed during the measurement period. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Note 6.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	2,502	2,155
Office furniture and equipment	634	445
Tenant and leasehold improvements	3,300	2,812
Vehicle fleet	693	421
Total, at cost	19,310	18,014
Less: accumulated depreciation and amortization	2,199	927
Property and equipment, net	$17,111	$17,087

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $0.8 million, $0.2 million, respectively. The Company’s real estate consists of 13 acres of land, two buildings with a gross area of 148,000 square feet and a parking garage. The Company relocated to these facilities during March 2014. These facilities and the related existing tenant lease agreements were acquired in April 2013 for a total purchase price of $9.8 million paid in cash.

The Company currently leases space to non-affiliates and occupies space in one of the buildings.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2016	2,483
January 1 to December 31, 2017	2,529
January 1 to December 31, 2018	2,394
January 1 to December 31, 2019	2,396
January 1 to December 31, 2020	2,497
Thereafter	6,723

Note 7.	Acquisition

On July 31, 2015, the Company acquired BRC Restoration Specialists, Inc., a Florida based provider of restoration services and emergency and recovery assistance for a purchase price in aggregate of $8 million in cash and common stock. The Company issued 79,850 shares of its common stock to BRC at a fair value of $2.0 million as part of the purchase price and paid in cash $6.0 million.  For the purchase price allocation the Company utilized a third party to calculate the valuation. The excess of the cost of the BRC acquisition over the net of amounts assigned to the fair value of the assets acquired is recorded as goodwill. Based on the fair valuation, the purchase price is allocated as follows:

Purchase Price Allocation (in thousands):	BRC Restoration Specialists, Inc.
Preliminary value assigned
Property, plant and equipment	$122
Intangibles	2,200
Goodwill	5,678
Total purchase price	$8,000

As of December 31, 2015, the Company recorded goodwill and intangibles in other assets.

Note 8.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Beginning Balance	$24,370	$9,765
Policy acquisition costs deferred	67,616	51,115
Amortization	(57,186)	(36,510)
Ending Balance	$34,800	$24,370

Note 9.	Reinsurance

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

During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re Ltd, a newly-formed Bermuda special purpose insurer. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re Ltd during this three-year risk period. Citrus Re Ltd issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. The Company has determined that, while Citrus Re Ltd is a variable interest entity, the Company does not have any variable interests in Citrus Re Ltd Accordingly, consolidation of or disclosures associated with Citrus Re Ltd are not applicable.

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

•

The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey was responsible for $6 million. For a second event, Heritage P&C’s primary retention decreases to $2 million and Osprey was responsible for $4 million. To the extent that there was reinsurance coverage remaining, Heritage P&C has a $2 million primary retention for events beyond the third catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•

Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provides coverage alongside the FHCF.

•

FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 90% of $484 million, or $436 million, in excess of its retention and private reinsurance of $181 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside from third party reinsurers. The layer alongside was in the amount of $48 million. To the extent the FHCF coverage was adjusted, this private reinsurance will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•

CAT Bond Layer. Immediately above the FHCF layer is the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd, as described above in this footnote. The first contract with Citrus Re Ltd provides $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provides $25 million of coverage alongside the second contract.

•

Aggregate Coverage. In addition to the layers described above, the Company purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it does provide coverage for multiple events. Osprey Re Ltd provides $20 million of protection in the layer above $940 million.

For a first catastrophic event, the Company’s reinsurance program provides coverage for $990 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company purchased reinstatement premium protection insurance to provide an additional $185 million of coverage. The Company aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events.

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

•

FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 75% of $920 million, or $690 million, in excess of its retention and private reinsurance of $336 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re Ltd To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re Ltd will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•

CAT Bond Layer alongside the FHCF. During April 2015 Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re Ltd during this three-year risk period. Citrus Re Ltd issued in aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

CAT Bond Layer above the FHCF. Immediately above the FHCF layer is the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re as described above in this footnote. The Citrus Re 2015 Class A notes provide up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re Ltd, as described above in this footnote. The first contract with Citrus Re Ltd provides $150 million of coverage and the second contract provides an additional $50 million of coverage.

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

For a first catastrophic event, our reinsurance program provides coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. We have also purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events. In total, we have purchased $2.3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. As of August 31, 2015, the peak of the hurricane season, our total insured value was $76.9 billion, and we may experience significant losses and loss adjustment expenses in excess of our retention. The chart below provides a graphic illustration of the structure and operations of our 2015-2016 catastrophe reinsurance program.

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

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of income and comprehensive income:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Premium written:
Direct	$487,583	$283,295	$120,893
Assumed	98,515	153,112	97,644
Ceded	(183,841)	(99,798)	(75,459)
Net premium written	$402,257	$336,609	$143,078
Change in unearned premiums:
Direct	$(103,138)	$(80,617)	$(74,797)
Assumed	41,780	(44,276)	(3,781)
Ceded	35,369	11,896	30,659
Net decrease (increase)	$(25,989)	$(112,997)	$(47,919)
Premiums earned:
Direct	$384,445	$202,678	$46,096
Assumed	140,295	108,836	93,863
Ceded	(148,472)	(87,902)	(44,800)
Net premiums earned	$376,268	$223,612	$95,159
Losses and LAE incurred:
Direct	$107,552	$64,686	$14,674
Assumed	33,639	24,874	23,827
Ceded	—	—	—
Net losses and LAE incurred	$141,191	$89,560	$38,501

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$60,223	$34,420	$10,037
Assumed	23,499	17,049	9,307
Gross unpaid losses and LAE	83,722	51,469	19,344
Ceded	—	—	—
Net unpaid losses and LAE	$83,722	$51,469	$19,344
Unearned premiums:
Direct	$258,754	$155,617	$75,000
Assumed	43,739	85,519	41,243
Gross unearned premiums	302,493	241,136	116,243
Ceded	(78,517)	(43,148)	(31,252)
Net unearned premiums	$223,976	$197,988	$84,991

There were no amounts receivable with respect to reinsurers at December 31, 2015, 2014 or 2013. Thus, there were no concentrations of credit risk associated with reinsurance receivables as of December 31, 2015, 2014 and 2013. The percentages of assumed premiums earned to net premiums earned for the periods ended December 31, 2015, 2014 and 2013 were 37.3%, 48.7% and 98.6%, respectively.

Note 10.	Reserve For Unpaid Losses

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2015	2014	2013

Balance, beginning of period	$51,469	$19,344	$1,393
Less: reinsurance recoverable on paid losses	—	—	—
Net balance, beginning of period	51,469	19,344	1,393
Incurred related to:
Current year	146,484	89,783	38,968
Prior years	(5,293)	(223)	(467)
Total incurred	141,191	89,560	38,501
Paid related to:
Current year	81,673	45,618	20,010
Prior years	27,265	11,817	540
Total paid	108,938	57,435	20,550
Net balance, end of period	83,722	51,469	19,344
Plus: reinsurance recoverable on unpaid losses	—	—	—
Balance, end of period	$83,722	$51,469	$19,344

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

The Company’s losses incurred during the year ended December 31, 2015 reflect a prior year redundancy of $5.3 million associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to a longer history of Company specific experience. Additionally, during the year ended December 31, 2015, the Company experienced favorable development of losses and LAE reserves for its personal and commercial lines. The Company’s losses incurred related to prior years reflect redundancies of $223,000 and $467,000 for the years ended December 31, 2014 and 2013, respectively.

Note 11.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Federal:
Current	$48,524	$26,440	$19,066
Deferred	970	(3,219)	(769)
Provision for Federal income tax expense	49,494	23,221	18,297
State:
Current	8,238	4,479	3,075
Deferred	46	(545)	(124)
Provision for State income tax expense	8,284	3,934	2,951
Provision for income taxes	$57,778	$27,155	$21,248

The following table sets forth the components of income before income taxes for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Pass-through entities (Through May 22, 2014)	$—	$2,668	$1,888
Non-pass through entities	150,290	71,584	53,573
Income before income taxes	$150,290	$74,252	$55,461

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	For the Year Ended December 31,
	2015	2014	2013
Expected income tax expense at federal rate	35.0%	35.0%	35.0%
State tax expense, net of federal tax benefits	3.6%	3.6%	3.6%
Permanent items	-1.0%	0.0%	0.0%
Other	0.9%	-2.0%	-0.3%
Reported income tax expense	38.5%	36.6%	38.3%

The effective income tax rate differs from the statutory income tax rate in 2015, 2014 and 2013 primarily due to state income taxes and the fact that a portion of the Company’s consolidated pre-tax income through May 22, 2014 was earned at our limited liability companies that had elected to be taxed under the Partnership provisions of the Internal Revenue Code. Accordingly, all income or losses and applicable tax credits generated by these entities through that date are reported on the common shareholders’ individual tax returns, and no federal income taxes were recorded by the Company.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax assets:

	For the Year Ended December 31,
	2015	2014
Deferred tax assets:	(In thousands)
Unearned premiums	$17,979	$15,567
Tax-related discount on loss reserve	1,140	1,022
Unrealized loss	1,277	—
Stock-based compensation	1,617	1,258
Other	257	545
Total deferred tax assets	22,269	18,392
Deferred tax liabilities:
Deferred acquisition costs	13,424	9,401
Unrealized gain	—	1,081
Property and equipment	473	633
Other	408	655
Total deferred tax liabilities	14,305	11,770
Less: valuation allowance	—	—
Net deferred tax assets	$7,964	$6,622

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

The statute of limitations related to our federal and state income tax returns remains open from our first filings for 2012 through 2014. No taxing authorities are currently examining any of our federal or state income tax returns.

The reinsurance affiliate, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2015, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiary, Heritage P&C, files with the insurance regulatory authorities an “Annual Statement”. For the years ended December 31, 2015 and 2014, the Company’s insurance subsidiary recorded statutory net income of $45.4 million and $9.8 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $216.6 million and $172.7 million at December 31, 2015 and 2014, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the subsidiary is in compliance.

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

The NAIC published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

The level of required risk-based capital (“RBC”) is calculated and reported annually. There are five outcomes to the RBC calculation set forth by the NAIC which are as follows:

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

At December 31, 2014, the ratio of adjusted capital to authorized control level risk based capital was 368%.

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

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company was in compliance with all investment restrictions at December 31, 2015 and 2014.

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

The table below reconciles the Company’s consolidated GAAP net income (loss) to statutory net income (loss) of its insurance subsidiary (in thousands):

	For the Year Ended December 31,
	2015	2014	2013

Consolidated GAAP net income	$92,512	$47,097	$34,213
Increase (decrease) due to:
Deferred income taxes	1,755	(3,764)	(893)
Deferred policy acquisition costs	(10,430)	(14,605)	(9,733)
Surplus note interest	(347)	(1,445)	(278)
Non-statutory subsidiaries	(36,569)	(16,788)	(2,191)
Equity compensation	(1,074)	(1,106)	—
Allowance for doubtful accounts	(250)	250	—
Other	—	199	(128)
Statutory net income of insurance subsidiary	$45,597	$9,838	$20,990

The table below reconciles the Company’s consolidated GAAP stockholders’ equity to surplus with regards to policyholders of the Company’s insurance subsidiary (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Consolidated GAAP stockholders’ equity	$356,553	$255,089	$79,984
Increase (decrease) due to:
Ownership shares issued	(201,892)	(176,464)	(72,948)
Dividends to shareholders	(1,578)	—	—
Excess tax benefit share-based compensation	739	—	—
Redeemable shares classified as temporary equity	—	—	20,921
Subsidiary capitalization	—	—	20,000
Surplus debentures and paid in surplus	129,180	128,106	17,000
Deferred policy acquisition costs	(34,800)	(24,370)	(9,765)
Deferred income taxes	8,232	8,308	2,891
Non-admitted assets	(400)	(320)	(511)
Surplus debenture interest	339	(1,723)	(278)
Non-statutory subsidiaries	(38,527)	(10,825)	5,355
Unrealized investment losses/gains	955	(2,227)	746
Equity compensation	(2,180)	(3,106)	—
Allowance for doubtful accounts	—	250	—
Other	—	(7)	(341)
Statutory surplus as regards policyholders of insurance subsidiary	$216,621	$172,711	$63,054

The Company’s reinsurance subsidiary, Osprey Re Ltd (“Osprey”), which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. In May 2013, the Company contributed $1.7 million in cash to Osprey. Osprey secures its reinsurance obligations to our insurance subsidiary with an irrevocable letter of credit in the amount of $10 million. These resources, in addition to premiums ceded to it by our insurance subsidiary are sufficient to comply with regulatory requirements as of December 31, 2015. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

At December 31, 2015 and 2014, other liabilities included approximately $4.9 million and $21.1 million related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

Note 15.	Accrued Bonus Compensation

For the year ended December 31, 2015, the Company recognized employee bonus compensation expense of approximately $14.1 million based on 8.5% of earnings before interest, taxes, depreciation and amortization, which the Company paid out in cash of approximately $12.1 million as of December 31, 2015. For the year ended December 31, 2014, the Company accrued bonuses of $7.7 million based on 8.5% of earnings before interest, taxes, depreciation and amortization, which was paid out in cash as of December 31, 2014. For the year ended December 31, 2013, the Company awarded its directors, executive officers and select employees’ bonus compensation of $11.5 million in the aggregate for 2013, comprised of $6.4 million in cash and $5.1 million in ownership equity. The equity component was issued in the form of 389 ownership shares at a value of $13,125 per share. The per share value was determined based on an independent valuation, and the Company evaluated the assumptions, methodologies and conclusions associated with that valuation.

Note 16.	Related Party Transactions

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of December 31, 2015 and December 31, 2014.

•

The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the years ended December 31, 2015, 2014 and 2013 the Company incurred rent expense of approximately $0, $70,000 and $488,000 respectively.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. As of December 31, 2015 and 2014, the Company has made payments of $113,400 and $93,000 under this agreement, respectively. Fees for additional services, such as the oversight of construction activity, are provided for on an as needed basis.

•

The Company entered into an agreement for the construction of a parking facility for its Clearwater property with a relative of one of its directors. As of December 31, 2014, the Company has made payments of approximately $2.6 million for engineering, construction and architectural services. The project was completed during September 2014.

Note 17.	Employee Benefit Plan

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the years ended December 31, 2015 and 2014, the Company’s contributions to the plan on behalf of the participating employees were $276,300 and $209,400, respectively.

The Company provides for its employees’ healthcare benefits. During the third quarter of 2015 the Company changed the healthcare plan from a fully insured plan to a partially self-insured plan. For the years ended December 31, 2015 and 2014, the Company incurred medical premium costs in aggregate of $1.4 million and $646,900, respectively. The Company also recorded approximately $238,000 as unpaid claims as of December 31, 2015. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured Plan. The Company’s stop loss coverage per employee is $60,000 for which any excess cost would be covered by the reinsurer. There is an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceeds 125% of the annual aggregate expected claims.

Note 18.	Equity

The total amount of our authorized capital stock consists of 50,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. As of December 31, 2015, the Company had 30,441,410 shares of common stock outstanding and no shares of preferred stock outstanding.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably its net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock (excluding restricted stock) are fully paid and nonassessable.

Equity Issuances

As of December 31, 2014, there were 29,794,960 shares of common stock outstanding and 30,600 warrants and 1,685,923 stock options outstanding representing $188.3 million of additional paid-in capital. The following discloses the changes in the Company’s stockholders’ equity during 2015.

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

In May and June 2015, the Company issued an aggregate of 157,500 shares of common stock upon the exercise of 137,500 and 20,000 stock options which were granted at an exercise price of $16.89 and $14.02 per share and received proceeds of $2,322,375 and $280,400, respectively.

Third Quarter 2015

In July and August 2015, the Company issued an aggregate of 210,000 shares of common stock upon the exercise of 60,000 and 150,000 stock options, which were granted at an exercise price of $14.02 and $16.89 per share and received proceeds of $841,195 and $2,533,485, respectively.

In August 2015, in connection with the acquisition of BRC Restoration Specialists, Inc., (“BRC”) the Company issued 79,850 shares of common stock with a fair value of approximately $2,000,000.

Fourth Quarter 2015

In November and December 2015, the Company issued an aggregate of 156,000 shares of common stock upon the exercise of 120,000 and 36,000 stock options, which were granted at an exercise price of $16.89 and $14.02 per share and received proceeds of $2,026,800 and $504,720, respectively.

Note 19.	Stock-Based Compensation

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2015 and 2014, there were 170,814 and 1,295,814 shares available for grant under the Plan, respectively.

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

Stock Options

On September 24, 2014, the Company granted options to purchase 359,000 shares to certain employees and directors. No stock options were granted in 2013. These options were awarded with the strike price set at the fair market value at the grant date, and vested on March 15, 2015 with an expiration date of September 24, 2017. The fair value of each option grant, which was $2.70 per option granted in 2014, was estimated on the date of grant using the Black-Scholes option-pricing model.

On December 2, 2014, the Company granted options to purchase 1,326,923 shares to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date, and vest at 50 percent upon grant and 50 percent on April 30, 2015 with an expiration date of December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, is estimated on the date of grant using the Black-Scholes option-pricing model.

The following table provides the assumptions utilized in the Black-Scholes model for options granted during the year ended December 31, 2014. No options were granted during the years ended December 31, 2015 and 2013.

	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	0.51	0.42
Expected term of option in years	1.60	1.70
Weighted-average volatility	35.56%	36.47%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2013	—
Granted	1,685,923	$3.09
Exercised	—
Forfeited	—
Balance at December 31, 2014	1,685,923	$3.09
Granted	—
Exercised	(536,000)	$16.27
Balance at December 31, 2015	1,149,923	$2.99
Vested and exercisable as of December 31, 2015	1,149,923	$2.99

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$14.02	243,000	1.75	$14.02	243,000	1.75	$14.02
16.89	906,923	2	16.89	906,923	2	16.89
$15.46	1,149,923	1.875	$15.46	1,149,923	1.875	$15.46

The Company has recognized $1.9 million and $3.3 million of compensation expense during the years ended December 31, 2015 and 2014 relative to the stock options granted above.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments generally over a five year period from the grant date subject to the recipient’s continued employment.  The fair value of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted during the years ended December 31, 2014 and 2013. Restricted stock activity during the year ended December 31, 2015 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2014	—	—
Granted	1,125,000	$21.40
Vested	—	—
Canceled and forfeited	—	—
Non-vested, at December 31, 2015	1,125,000	$21.40

Awards are being amortized to expense over the five year vesting period.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized to restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the year ended December 31, 2015 and 2014, respectively.

For the Year Ended December 31,	2015
Deferred tax benefit recognized	$76
Tax benefit realized for restricted stock and paid dividends	357
Fair value of vested restricted stock	—

Note 20.	Stock Split

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

Note 21.	Condensed Financial Information of Registrant

Heritage Insurance Holdings, Inc. (the “parent company”) has no long term debt obligations, guarantees or material contingencies as of December 31, 2015, 2014 and 2013. The following summarizes the major categories of the parent company’s financial statements (in thousands, except share and per share data):

	As of December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents	$36,762	$30,927
Investment in and advances to subsidiaries	166,597	218,600
Other assets	7,355	6,473
Total Assets	$210,714	$256,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	349	911
Total Liabilities	$349	$911
Paid-in-capital	201,892	188,345
Accumulated other comprehensive income	—	1,723
Retained earnings	8,473	65,021
Total Stockholders' Equity	$210,365	$255,089
Total Liabilities and Stockholders' Equity	$210,714	$256,000

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
Other income	$1,129	$1,896	$1,075
Total revenue	1,129	1,896	1,075
Expenses:
General and administrative	9,036	6,649	4,119
Interest	—	—	16
Total expenses	$9,036	$6,649	$4,135
Loss before income taxes and equity in net income of subsidiaries	(7,907)	(4,753)	(3,060)
Benefit from income taxes	(2,227)	(801)	—
Loss before equity in net income of subsidiaries	(5,680)	(3,952)	(3,060)
Equity in net income of subsidiaries	98,192	51,049	37,273
Net income	$92,512	$47,097	$34,213
Weighted average shares outstanding
Basic	30,056,491	24,568,876	14,313,150
Diluted	30,326,468	25,816,590	14,473,800
Earnings per share
Basic	$3.08	$1.92	$2.39
Diluted	$3.05	$1.82	$2.36

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by (used in) operating activities	$7,935	$1,280	$2,925
Investing Activities
Dividends received from subsidiaries	21,400	16,099	—
Investments and advances to subsidiaries	(32,400)	(98,469)	(26,895)
Net cash used in investing activities	(11,000)	(82,370)	(26,895)
Financing Activities
Proceeds from issuance of equity from IPO and private placement, net of discount fee and direct costs of issuance	—	78,670	—
Proceeds from exercise of stock options and warrants	8,900	22,515	—
Proceeds from issuance of equity and redeemable shares	—	88	33,630
Net cash provided by financing activities	8,900	101,273	33,630
Increase in cash and cash equivalents	5,835	20,183	8,660
Cash and cash equivalents at beginning of period	30,927	10,744	2,084
Cash and cash equivalents at end of year	$36,762	$30,927	$10,744

Note 22.	Quarterly Results for 2015 and 2014 (unaudited)

The following table provides a summary of quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$101,489	$94,846	$82,361	$97,572
Investment income	$1,633	$2,090	$1,973	$1,725
Total revenues	$105,128	$99,088	$89,244	$101,332
Total expenses	$56,836	$58,098	$61,529	$68,039
Net income	$30,056	$25,400	$16,813	$20,243
Basic earnings per share	$1.01	$0.85	$0.56	$0.67
Diluted earnings per share	$1.00	$0.84	$0.55	$0.66

For the year ended December 31, 2014
Net premiums earned	$43,878	$44,295	$55,527	$79,912
Investment income	$618	$719	$1,126	$1,386
Total revenues	$43,878	$46,529	$58,013	$85,400
Total expenses	$32,057	$31,429	$41,904	$54,178
Net income	$7,888	$9,566	$9,965	$19,678
Basic earnings per share	$0.48	$0.43	$0.33	$0.67
Diluted earnings per share	$0.42	$0.39	$0.33	$0.67

Note 23.	Subsequent Events

During February 2016, the Company entered into two catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2016. The Company pays a periodic premium to Citrus Re Ltd during this three-year risk period. Citrus Re Ltd issued $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to the Company under the reinsurance agreements. The Class D-50 notes provide up to $150 million of coverage and the Class E-50 notes provide $100 million of coverage.  Proceeds from the Class D-50 and Class E-50 notes provide reinsurance coverage for a portion of the sliver of the catastrophe coverage that had previously been provided by the Florida Hurricane Catastrophe Fund.  The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of the Company. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.  The reinsurance agreements related to the 2016 notes provide coverage from catastrophe losses incurred by the Company in Florida and other states and also provides coverage to future affiliates once named. Zephyr Insurance Company (“ZIC”) is specifically covered with the expectation that the Company acquires Zephyr Acquisition Company (“ZAC”); if ZAC is not ultimately acquired, ZIC will be not covered under these reinsurance agreements.

The Company received authorization to write business in South Carolina in January 2016 and began writing business in North Carolina in January 2016.  The Company has also submitted applications Massachusetts, Mississippi, Georgia and Alabama.

In February 2016, the Commissioner of the Hawaii Division of Insurance approved the filing for the indirect acquisition of ZIC. The Company anticipates to complete the acquisition of ZAC and its wholly-owned subsidiaries, HI Holdings, Inc. and Zephyr Insurance Company, Inc. (“Zephyr”), a specialty insurance provider in Hawaii in March 2016. The acquisition purchase price is for approximately $120 million adjusted by any increase or decrease in stockholders equity of ZAC.

On March 1, 2016, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividends payable on April 5, 2016, to stockholders of record on March 15, 2016.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors of the Company standing for election at the 2016 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of Directors.”

Information regarding our audit committee and audit committee financial experts is incorporated in this Item 10 by reference to the information under the caption “Corporate Governance – Board Meetings and Committees” in the Proxy Statement.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this Item 10 by reference to “Stock Ownership Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding executive officers of the Company is incorporated in this Item 10 by reference to Part I, Item 1 of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporate in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•	Stock Ownership Information – Security Ownership of Directors and Executive Officers
•	Stock Ownership Information – Security Ownership of Certain Beneficial Owners

The following table includes information as of December 31, 2015, with respect to the Company’s equity compensation plans:

Plan Category	No. of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	No. of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities in Column (a))
	(a)		(b)	(c)
Equity Compensation Plan Approved by Shareholders (1)	2,274,923	(2)	$15.46	170,814

1. Consists of the Omnibus Incentive Plan adopted on May 22, 2014.

2. As of December 31, 2015, 1,125,000 restricted stock and 1,149,923 stock options were outstanding. The weighted-average exercise price of outstanding options and rights does not take into account the restricted stock, which have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationship and related transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2016 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2015.

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

10.1

Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.2

Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.3

Second Aggregate Catastrophic Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.4

Second Catastrophe Excess of Loss and Aggregate Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.5

Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2013, issued to Heritage Property & Casualty Insurance Company by Osprey Re Ltd (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

Exhibit Number	Description
10.6

Property Catastrophe Excess of Loss Reinsurance Contract, effective December 4, 2012, issued to Heritage Property &

Casualty Insurance Company by the Subscribing Reinsurers (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.7

Property Catastrophe Excess of Loss Reinsurance Contract, effective April 17, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.8

Property Catastrophe Excess of Loss Reinsurance Contract, effective April 24, 2014, by and among Heritage Property & Casualty Insurance Company and Citrus Re Ltd (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on April 30, 2014)

10.9

Common Stock Purchase Agreement, dated May 9, 2014, by and between Heritage Insurance Holdings, LLC and Ananke Ltd (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on May 16, 2014)

10.10

Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.11+

$4,000,000 XS $2,000,000 XS $4,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 10-Q filed on August 06, 2014)

10.12+

$6,000,000 XS $9,000,000 Underlying Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.13+

Multi-Year First & Second Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.14+

First & Second Property Catastrophe Reinstatement Premium Protection Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.15+

Fourth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.16+

Fifth Property Catastrophe Excess of Loss Reinsurance Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.17+

Sixth Property Catastrophe Excess of Loss Reinsurance Contract, effective July 1, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.18+

Reimbursement Contract, effective June 1, 2014, between Heritage Property & Casualty Insurance Company and the State Board of Administration of the State of Florida (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.19+

Property Excess Per Risk Reinsurance Contract, effective June 27, 2014, between Heritage Property & Casualty Insurance Company and the Subscribing Reinsurers (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

10.20

Separation Agreement and General Release, dated December 22, 2014, by and between Heritage Insurance Holdings, Inc. and Kent Linder. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2014)

10.21

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

Exhibit Number	Description
10.22

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Richard Widdicombe. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.23

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Stephen Rohde. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

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

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 8, 2016	By:	/s/ BRUCE LUCAS
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

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 8, 2016

/s/ STEPHEN ROHDE
Stephen Rohde	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2016

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 8, 2016

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 8, 2016

/s/ TRIFON HOUVARDAS
Trifon Houvardas	Director	March 8, 2016

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 8, 2016

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 8, 2016

/s/ IRINI BARLAS
Irini Barlas	Director	March 8, 2016

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 8, 2016

/s/ JAMES MASIELLO
James Masiello	Director	March 8, 2016