Form 10-Q
period 2016-03-31
Heritage Insurance Holdings, Inc.
filed 2016-05-10
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on May 5, 2016 was 29,829,110.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q this (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	the potential for discontinuation of the Citizens depopulation program and our inability to select favorable Citizens policies to assume;
•	a lack of significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	our exposure to catastrophic events;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	other risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $448,813 and $370,967 in 2016 and 2015, respectively)	$453,037	$371,783
Equity securities, available for sale, at fair value (cost of $32,574 and $32,439 in 2016 and 2015, respectively)	28,130	28,313
Total investments	481,167	400,096
Cash and cash equivalents	168,859	236,277
Restricted cash	18,644	13,085
Accrued investment income	3,676	3,409
Premiums receivable, net	31,642	30,565
Prepaid reinsurance premiums	38,419	78,517
Deferred income taxes	—	7,964
Deferred policy acquisition costs, net	35,991	34,800
Property and equipment, net	17,514	17,111
Intangibles, net	31,279	2,120
Goodwill	47,256	8,028
Other assets	4,596	5,426
Total Assets	$879,043	$837,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$108,443	$83,722
Unearned premiums	327,160	302,493
Reinsurance payable	27,626	60,210
Deferred income taxes	2,692	—
Income tax payable	1,829	2,092
Advance premiums	23,256	12,138
Accrued compensation	3,797	2,305
Other liabilities	27,995	17,885
Total Liabilities	$522,798	$480,845
Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 31,566,410 shares issued and 29,829,110 outstanding at March 31, 2016 and 30,441,410 outstanding at December 31, 2015	3	3
Additional paid-in capital	203,832	202,628
Accumulated other comprehensive income (loss)	246	(2,033)
Treasury stock, at cost, 612,300 shares at March 31, 2016	(9,635)	—
Retained earnings	161,799	155,955
Total Stockholders' Equity	356,245	356,553
Total Liabilities and Stockholders' Equity	$879,043	$837,398

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the three months ended March 31,
	2016	2015
REVENUE:
Gross premiums written	$147,266	$133,968
Increase (decrease) in gross unearned premiums	4,677	(7,967)
Gross premiums earned	151,943	126,001
Ceded premiums	(45,601)	(24,512)
Net premiums earned	106,342	101,489
Net investment income	2,037	1,633
Net realized gains (losses)	381	(3)
Other revenue	2,805	2,009
Total revenue	111,565	105,128
EXPENSES:
Losses and loss adjustment expenses	66,963	32,539
Policy acquisition costs	18,128	13,093
General and administrative expenses	14,434	11,204
Total expenses	99,525	56,836
Income before income taxes	12,040	48,292
Provision for income taxes	4,617	18,236
Net income	$7,423	$30,056
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	4,082	1,622
Reclassification adjustment for net realized investment (gains) losses	(381)	3
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,422)	(626)
Total comprehensive income	$9,702	$31,055
Weighted average shares outstanding
Basic	30,367,884	29,798,571
Diluted	30,491,579	30,115,935
Earnings per share
Basic	$0.24	$1.01
Diluted	$0.24	$1.00

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Buy-back 612,300 common shares of Company stock	(612,300)	—	—	—	(9,635)	—	(9,635)
Stock-based compensation	—	—	1,204	—	—	—	1,204
Dividends declared on common stock	—	—	—	(1,579)	—	—	(1,579)
Net unrealized change in investments, net of tax	—	—	—	—	—	2,279	2,279
Net income	—	—	—	7,423	—	—	7,423
Balance at March 31, 2016	29,829,110	$3	$203,832	$161,799	$(9,635)	$246	$356,245

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Exercise of stock options and warrants	12,500	—	212	—	—	212
Stock-based compensation	—	—	1,450	—	—	1,450
Net unrealized change in investments, net of tax	—	—	—	—	999	999
Net income	—	—	—	30,056	—	30,056
Balance at March 31, 2015	29,807,460	$3	$190,004	$95,077	$2,722	$287,806

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For The Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net income	$7,423	$30,056
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,204	1,450
Amortization of bond discount	1,593	1,335
Depreciation and amortization	398	294
Net realized (gains)/losses	(381)	3
Deferred income taxes, net of acquired	9,234	660
Changes in operating assets and liabilities:
Accrued investment income	(267)	(402)
Premiums receivable, net	603	(2,757)
Restricted cash	(5,559)	—
Prepaid reinsurance premiums	44,890	23,742
Deferred policy acquisition costs, net	(1,191)	(1,473)
Other assets	1,381	(1,446)
Unpaid losses and loss adjustment expenses	24,721	10,377
Unearned premiums	(4,677)	7,967
Reinsurance payable	(32,584)	(790)
Income taxes payable	(263)	(5,483)
Accrued compensation	274	4,633
Advance premiums	9,027	9,186
Other liabilities	1,184	(4,989)
Net cash provided by operating activities	57,010	72,363
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	60,279	13,497
Purchases of investments available for sale	(62,421)	(85,498)
Acquisition of a business, net of cash acquired	(110,319)	—
Proceeds from sale of investment in mortgage loan	—	699
Cost of property and equipment acquired	(753)	(941)
Net cash used in investing activities	(113,214)	(72,243)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	212
Dividends	(1,579)
Purchase of treasury stock	(9,635)	—
Net cash (used in) provided by financing activities	(11,214)	212

(Decrease) Increase in cash and cash equivalents	(67,418)	332
Cash and cash equivalents at beginning of period	236,277	160,481
Cash and cash equivalents at end of period	$168,859	$160,813
Supplemental Cash Flows Information:
Income taxes paid, net	$3,550	$23,059

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except per share and share amounts)

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC  (“CAN”), our vendor network manager which includes BRC Restoration Specialists Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc., (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

Our primary products are personal and commercial residential insurance, which we currently offer in Florida, under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We also began offering personal and commercial residential insurance in the states of North Carolina and Hawaii. We conduct our operations under one business segment.

The condensed consolidated financial information included herein as of and for the three months ended March 31, 2016 and 2015 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended March 31, 2016 and 2015 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2015 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Such classifications include reclassifying goodwill and intangibles from other assets.

Recent Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which requires an entity to record all excess tax benefits and tax deficiencies as an income tax benefit or expense in the income statement. ASU 2016-09 will also require an entity to elect an accounting policy to either estimate the number of forfeitures or account for forfeitures when they occur. ASU 2016-09 becomes effective for the Company during the first quarter of 2017. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. ASU 2016-01 becomes effective for the Company during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

NOTE 3. ACQUISITION

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr Insurance Company (“Zephyr”) in exchange for approximately $134,000. Zephyr is a specialty property insurance provider, which offers windstorm-hurricane insurance policies for residential customers in Hawaii. This acquisition will further the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

The transaction was accounted for using the acquisition method of accounting. The valuation of assets acquired and liabilities assumed are based on preliminary estimates of fair value and are subject to revision as the Company finalizes its analysis. The results of operations of ZAC have been included in the Company’s condensed consolidated financial statements since the date of acquisition. The acquisition method requires significant use of estimates and is based on the information available to management at the time these condensed consolidated financial statements were prepared. As the acquisition was recently completed, the Company has not yet completed its assessment of the fair value of the intangible assets acquired, nor the related amortization expense applicable to definite-lived intangible assets during the period between the acquisition date and period end. As such, the total estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as goodwill and identified intangible assets. Goodwill is not deductible for tax purposes and will not be amortized, but is subject to annual impairment tests using a fair-value based approach. The Company is entitled to a holdback provision, for purposes of securing the indemnification obligation of the sellers for any damages arising out of or relating to a previous dispute should one arise. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following allocation of the purchase price, before income taxes, is subject to adjustments during the measurement period:

Purchase Consideration
Cash, net of cash acquired	$110,319

Assets acquired
Investments	$76,742
Premiums and agent's receivable	1,403
Other assets	526
Prepaid reinsurance premiums	4,792
Intangible assets – value of business acquired	5,004
Intangible assets	24,203
Total assets acquired	$112,670
Total liabilities assumed	$(41,579)

Net assets acquired	$71,091
Goodwill	39,228
Total purchase price	$110,319

As a result of acquiring ZAC, our consolidated results of operations include the results of ZAC since the acquisition date. ZAC’s revenues and net income included in our results since the acquisition were $1,018 and $424, respectively, for the three months ended March 31, 2016

Pro Forma Information

The following table presents selected pro forma information, assuming the acquisition of ZAC had occurred on January 1, 2016 and January 1, 2015 (unaudited). The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transaction taken place on January 1, 2016, or January 1, 2015 and the unaudited pro forma information does not purport to be indicative of future financial results.

	For The Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenue	$120,385	$112,558
Net income	10,081	33,452
Basic, earnings per share	$0.34	$1.12
Diluted, earnings per share	$0.33	$1.11

NOTE 4. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2016 and December 31, 2015:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. government and agency securities	$26,581	$157	$10	$26,728
States, municipalities and political subdivisions	215,952	2,981	255	218,678
Special revenue	57,323	203	432	57,094
Industrial and miscellaneous	145,934	1,761	213	147,482
Redeemable preferred stocks	3,023	54	22	3,055
Total fixed maturities	448,813	5,156	932	453,037
Nonredeemable preferred stocks	13,098	280	57	13,321
Equity securities	19,476	443	5,110	14,809
Total equity securities	32,574	723	5,167	28,130
Total investments	$481,387	$5,879	$6,099	$481,167

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	$25,474	$16	$387	$25,103
States, municipalities and political subdivisions	184,145	2,107	137	186,115
Special revenue	42,593	19	204	42,408
Industrial and miscellaneous	115,313	294	932	114,675
Redeemable preferred stocks	3,442	61	21	3,482
Total fixed maturities	370,967	2,497	1,681	371,783
Nonredeemable preferred stocks	12,443	338	43	12,738
Equity securities	19,996	398	4,819	15,575
Total equity securities	32,439	736	4,862	28,313
Total investments	$403,406	$3,233	$6,543	$400,096

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three months ended March 31, 2016 and 2015.

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended March 31,
Fixed maturities	$1,130	$38,237	$37	$3,526
Equity securities	59	3,410	46	1,653
Total realized gains	1,189	41,647	83	5,179
Fixed maturities	(6)	5,893	(86)	1,490
Equity securities	(802)	2,160	—	—
Total realized losses	(808)	8,053	(86)	1,490
Net realized gain (losses)	$381	$49,700	$(3)	$6,669

The table below summarizes the Company’s fixed maturities at March 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$44,102	10%	$44,103	10%
Due after one year through five years	195,446	43%	196,481	43%
Due after five years through ten years	120,061	27%	116,981	26%
Due after ten years	89,204	20%	95,472	21%
Total	$448,813	100%	$453,037	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Fixed maturities	$(1,579)	$1,479
Equity securities	3,953	425
Cash, cash equivalents and short-term investments	1	123
Other investments	27	17
Net investment income	2,402	2,044
Investment expenses	365	411
Net investment income, less investment expenses	$2,037	$1,633

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2016 and 2015. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2016 and 2015.

The following tables present an aging of our unrealized investment losses by investment class as of March 31, 2016 and December 31, 2015:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2016
U.S. government and agency securities	10	$10	$10,002	—	$—	$—
States, municipalities and political subdivisions	110	253	46,904	2	2	376
Special revenue	40	188	21,968	5	24	1,117
Industrial and miscellaneous	212	411	25,087	10	22	2,634
Redeemable preferred stocks	9	22	924	—	—	—
Total fixed maturities	381	884	104,885	17	48	4,127
Nonredeemable preferred stocks	31	43	2,604	4	14	323
Equity securities	48	2,822	7,572	22	2,288	2,834
Total equity securities	79	2,865	10,176	26	2,302	3,157
Total investments	460	$3,749	$115,061	43	$2,350	$7,284

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	19	$385	$19,849	2	$3	$397
States, municipalities and political subdivisions	14	50	10,979	1	3	164
Special revenue	141	870	73,312	5	61	1,318
Industrial and miscellaneous	134	279	60,203	10	9	1,646
Redeemable preferred stocks	9	21	950	—	—	—
Total fixed maturities	317	1,605	165,293	18	76	3,525
Nonredeemable preferred stocks	19	29	1,560	5	14	250
Equity securities	48	2,975	8,416	20	1,844	2,680
Total equity securities	67	3,004	9,976	25	1,858	2,930
Total investments	384	$4,609	$175,269	43	$1,934	$6,455

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company’s investments in U.S government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair value from its third-party valuation service and we evaluate the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the three months ended March 31, 2016 and the year ended December 31, 2015, there were no transfers in or out of Level 1, 2, and 3.

March 31, 2016	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$26,728	$4,335	$22,393	$—
States, municipalities and political subdivisions	218,678	—	218,678	—
Special revenue	57,094	6,730	50,364	—
Industrial and miscellaneous	147,482	—	147,482	—
Redeemable preferred stocks	3,055	3,055	—	—
Total fixed maturities investments	$453,037	$14,120	$438,917	$—
Nonredeemable preferred stocks	13,321	13,321	—	—
Equity securities	14,809	14,809	—	—
Total equity securities	$28,130	$28,130	$—	$—
Total investments	$481,167	$42,250	$438,917	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificate of deposits (1)	$3,300	$3,300	$—	$—
Fixed maturities investments:
U.S. government and agency securities	$25,103	$22,361	$2,742	$—
States, municipalities and political subdivisions	186,115	—	186,115	—
Special revenue	42,408	—	42,408	—
Industrial and miscellaneous	114,675	—	114,675	—
Redeemable preferred stocks	3,482	3,482	—	—
Total fixed maturities investments	$375,083	$29,143	$345,940	$—
Nonredeemable preferred stocks	12,738	12,738	—	—
Equity securities	15,575	15,575	—	—
Total equity securities	$28,313	$28,313	$—	$—
Total investments	$403,396	$57,456	$345,940	$—

(1)	Includes commercial paper with maturities of three months or less at time of purchase of $3,300 classified in cash and cash equivalents.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	3,101	2,502
Office furniture and equipment	670	634
Tenant and leasehold improvements	3,320	3,300
Vehicle fleet	791	693
Total, at cost	20,063	19,310
Less: accumulated depreciation and amortization	2,549	2,199
Property and equipment, net	$17,514	$17,111

Depreciation and amortization expense for property and equipment was $398 and $294 for the three months ended March 31, 2016 and 2015, respectively. The Company’s real estate consists of 13 acres of land and two buildings with a gross area of 148,000 square feet. The Company relocated to these facilities during March 2014.

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income attributable to common stockholders (000's)	$7,423	$30,056
Weighted average shares outstanding	30,367,884	29,798,571
Basic earnings per share:	$0.24	$1.01

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$7,423	$30,056
Weighted average shares outstanding	30,367,884	29,798,571
Weighted average dilutive shares	123,695	317,364
Total weighted average dilutive shares	30,491,579	30,115,935
Diluted earnings per share:	$0.24	$1.00

NOTE 8. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Beginning Balance	$34,800	$24,370
Policy acquisition costs deferred	19,319	14,566
Amortization	(18,128)	(13,093)
Ending Balance	$35,991	$25,843

NOTE 9. INCOME TAXES

During the three months ended March 31, 2016 and 2015, the Company recorded $4,617 and $18,236, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 38.3% and 37.8%, respectively.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	March 31, 2016	December 31, 2015
	(in thousands)
Deferred tax assets:
Unearned premiums	$19,670	$17,979
Tax-related discount on loss reserve	1,277	1,140
Unrealized loss	—	1,617
Stock-based compensation	1,814	1,277
Other	1,413	256
Total deferred tax assets	$24,174	$22,269
Deferred tax liabilities:
Deferred acquisition costs	13,705	13,424
Unrealized gain	144	—
Investment basis difference on purchase	841	—
Intangibles	11,300	—
Property and equipment	471	473
Other	405	408
Total deferred tax liabilities	26,866	14,305
Net deferred tax assets (liabilities)	$(2,692)	$7,964

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

No taxing authorities are currently examining any of the Company’s 2015, 2014 or 2013 federal or state income tax returns.

As of March 31, 2016 and December 31, 2015, we had no significant uncertain tax positions.

NOTE 10. REINSURANCE

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

•

The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $15 million of losses and loss adjustment expenses, of which Osprey was responsible for $6 million. For a second event, Heritage P&C’s primary retention decreases to $2 million and Osprey was responsible for $4 million. To the extent that there was reinsurance coverage remaining, Heritage P&C had a $2 million primary retention for events beyond the third catastrophic event. Osprey had no primary retention beyond the second catastrophic event.

•

Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wrapped around the FHCF and provides coverage alongside the FHCF.

•

FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 90% of $484 million, or $436 million, in excess of its retention and private reinsurance of $181 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside from third party reinsurers. The layer alongside was in the amount of $48 million. To the extent the FHCF coverage was adjusted, this private reinsurance would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•

CAT Bond Layer. Immediately above the FHCF layer was the coverage provided by the reinsurance agreements entered into with Citrus Re Ltd. The first contract with Citrus Re Ltd provided $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provided $25 million of coverage alongside the second contract.

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

For a first catastrophic event, the Company’s 2014-2015 reinsurance program provided coverage for $990 million of losses and loss adjustment expenses, including its retention, and the Company was responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, the Company’s total available coverage depended on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. The Company purchased reinstatement premium protection insurance to provide an additional $185 million of coverage. The Company’s aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events.

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured for which the total insured value exceeded $10 million.

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Premium written:
Direct	$138,132	$101,501
Assumed	9,134	32,467
Ceded	(732)	(770)
Net premium written	$146,534	$133,198
Change in unearned premiums:
Direct	$(10,387)	$(26,521)
Assumed	15,064	18,554
Ceded	(44,869)	(23,742)
Net decrease (increase)	$(40,192)	$(31,709)
Premiums earned:
Direct	$127,745	$74,980
Assumed	24,198	51,021
Ceded	(45,601)	(24,512)
Net premiums earned	$106,342	$101,489
Losses and LAE incurred:
Direct	$51,766	$26,643
Assumed	15,203	5,896
Ceded	(6)	—
Net losses and LAE incurred	$66,963	$32,539

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	March 31, 2016	December 31, 2015
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$78,269	$60,223
Assumed	30,209	23,499
Gross unpaid losses and LAE	108,478	83,722
Ceded	(35)	—
Net unpaid losses and LAE	$108,443	$83,722
Unearned premiums:
Direct	$298,485	$258,754
Assumed	28,675	43,739
Gross unearned premiums	327,160	302,493
Ceded	(38,419)	(78,517)
Net unearned premiums	$288,741	$223,976

NOTE 11. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$83,722	$51,469
Less: reinsurance recoverable on paid losses	—	—
Net balance, beginning of period	83,722	51,469
Incurred related to:
Current year	52,500	37,052
Prior years	14,463	(4,513)
Total incurred	66,963	32,539
Paid related to:
Current year	12,632	9,815
Prior years	29,610	12,347
Total paid	42,242	22,162
Net balance, end of period	108,443	61,846
Plus: reinsurance recoverable on unpaid losses	—	—
Balance, end of period	$108,443	$61,846

The Company writes insurance in the state of Florida, North Carolina and Hawaii, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred during the three months ended of March 31, 2016 and 2015 reflect a prior year deficiency of $14,463 and a redundancy of $4,513, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.  Approximately $8,243 of the prior year deficiency was related to actual development of losses incurred in excess of expected emergence of losses based on the loss development factor (“LDF’s”) used in the estimation of IBNR at December 31, 2015. Approximately, $6,220 of the prior year deficiency was related to increasing the LDF’s for the estimation of IBNR at March 31, 2016 to reflect changing development patterns. In particular, all of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the three most recent loss or accident quarters (the fourth, third and second quarters of 2015) and are related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development was isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

NOTE 12. OTHER LIABILITIES

At March 31, 2016 and December 31, 2015, other liabilities included approximately $11,816 and $4,920, respectively, related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program.

NOTE 13. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; the allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiary, Heritage P&C, must file with the insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. For the three months ended March 31, 2016 and for the year ended December 31, 2015, the Company’s insurance subsidiary recorded statutory net loss of $5.3 million and a net income $45.4 million, respectively. The Company’s insurance subsidiary is domiciled in Florida, and the laws of that state require that the Company’s insurance subsidiary maintain capital and surplus equal to the greater of $15 million or 10% of its liabilities. The Company’s statutory capital surplus was $211.3 million and $216.6 million at March 31, 2016 and December 31, 2015, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2016 and 2015.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the period ended March 31, 2016 and 2015, the Company paid the management service company approximately $35 and $31, respectively.

NOTE 16. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the three-month periods ended March 31, 2016 and 2015, the Company’s contributions to the plan on behalf of the participating employees were $167 and $76, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2016 and 2015, the Company incurred medical premium costs in the aggregate of $683 and $231, respectively. The Company also recorded approximately $455 as unpaid claims as of March 31, 2016. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 17. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2016, the Company had 29,829,110 shares of common stock outstanding, 612,300 treasury shares of common and 1,125,000 unvested restricted common stock [not included in the outstanding share count] issued reflecting total paid-in capital of $203,832 as of such date.

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

Equity

As more fully disclosed in our audited financial statements for the year ended December 31, 2015, there were, as of December 31, 2015, 30,441,410 shares of common stock outstanding, 1,149,923 stock options outstanding, and 1,125,000 restricted stock grants, representing $202,628 of additional paid-in capital.

First Quarter 2016

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20 million of the Company’s common stock. The stock repurchase program expires December 31, 2016. The Company purchased 612,300 shares at a total cost of $9,635 during the three months ended March 31, 2016, through open market or private transactions.

Dividends

On March 2, 2016, the Company announced a first quarter dividend of $0.05 per share payable on April 5, 2016, to stockholders of record as of the close of business on March 15, 2016.  On December 17, 2015, the Company announced a cash dividend of $0.05 per share on the Company’s common stock, payable on January 13, 2016 to stockholders of record as of the close of business on December 31, 2015. During the three months ended March 31, 2016 and December 31, 2015, dividends charged to retained earnings were $1,579 and $1,578, respectively.

NOTE 18. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At March 31, 2016 and December 31, 2015, there were 170,814  shares available for grant under the Plan.

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

Stock Options and Restricted Stock

Stock Options

A summary of information related to stock options and restricted stock outstanding at March 31, 2016 is as follows:

	Options	Weighted - Average Grant Date Fair Value
Balance at December 31, 2015	1,149,923	$2.99
Granted	—
Exercised	—
Balance at March 31, 2016	1,149,923	$2.99
Vested and exercisable as of March 31, 2016	1,149,923	$2.99

The Company had approximately $0 and $500 of unrecognized stock compensation expense at March 31, 2016 and 2015, respectively, related to non-vested stock-based compensation granted. The Company recognized approximately $0 and $1,450 of compensation expense during the three months ended March 31, 2016 and 2015, respectively.

Stock-based compensation costs for restricted grants is measured based on the closing fair market value of our common stock on the date of grant. The Company recognizes stock-based compensation costs over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

Restricted Stock
		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Unvested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	—	—
Canceled and forfeited	—	—
Unvested, at March 31, 2016	1,125,000	$21.40

The Company recognized $1,204 of compensation expense during the three months ended March 31, 2016. The Company had approximately $18,912 of unrecognized stock compensation expense at March 31, 2016 related to unvested compensation, which the Company expects to recognize ratably over the period of 4.7 years. We did not have any compensation expense for the comparable period for 2015 relating to the restricted stock.

NOTE 19. SUBSEQUENT EVENTS

On May 3, 2016, the Company announced that the Board of Directors authorized an increase in the Company’s share repurchase authorization by $50 million, with the authorization period extended through December 31, 2017. The $50 million repurchase authorization is in addition to the $20 million repurchase authorization that was put in place in September 2015, of which approximately $10 million remained.

On May 4, 2016, the Company announced the Board of Directors has declared a second quarter dividend of $0.06 per share to stockholders of record as of June 15, 2016. The dividend is payable on July 1, 2016. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Financial Results Highlights for the Three Months Ended March 31, 2016

(In thousands, except share and per share data)

•	Approximately 266,320 policies in-force at March 31, 2016, of which approximately 75% were assumed from Citizens, 9% were assumed from SSIC and 16% were from voluntary sales
•	Gross premiums written of $147,266 and total revenue of $111,565
•	Net premiums earned of $106,342
•	Net income of $7,423
•	Combined ratio of 95.5% on a gross basis and 93.6% on a net basis
•	Cash, cash equivalents and investments of $668,670, with total assets of $879,043

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2016, we reassessed our critical accounting policies and estimates as disclosed within our 2015 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Recent Events

Results of Operations

The following table reports our unaudited results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
REVENUE:
Gross premiums written	$147,266	$133,968
Increase (decrease) in gross unearned premiums	4,677	(7,967)
Gross premiums earned	151,943	126,001
Ceded premiums	(45,601)	(24,512)
Net premiums earned	106,342	101,489
Net investment income	2,037	1,633
Net realized gains (losses)	381	(3)
Other revenue	2,805	2,009
Total revenue	$111,565	$105,128

EXPENSES:
Losses and loss adjustment expenses	66,963	32,539
Policy acquisition costs	18,128	13,093
General and administrative expenses	14,434	11,204
Total expenses	99,525	56,836
Income before income taxes	12,040	48,292
Provision for income taxes	4,617	18,236
Net income	$7,423	$30,056

Earnings per share
Basic	$0.24	$1.01
Diluted	$0.24	$1.00

Selected Other Data
Book value per share	$11.94	$9.66
Growth in book value per share	23.6%	43.0%
Return on average equity	8.3%	44.3%

Comparison of the Three Months Ended March 31, 2016 and 2015

(In thousands, except share and per share data)

Impact of Zephyr Acquisition Company

We purchased Zephyr Acquisition Company (“ZAC”) on March 21, 2016. Therefore, the results of operations summarized above includes ten days of ZAC’s operations, for the three months ended March 31, 2016 and nothing for the three months ended March 31, 2015. Given the short period of time for which ZAC’s results of operations are reflected with the Company’s, the impact of the ZAC acquisition is fairly immaterial to our results of operations for the period ended March 31, 2016. For the ten days, ZAC’s gross premiums written were $1,632, gross premiums earned were $1,686 and net income was $419.

Revenue

Gross premiums written

Gross premiums written increased to $147,266 for the three months ended March 31, 2016 as compared to $133,968 for the three months ended March 31, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the acquisition of policies from SSIC and the growing number of new voluntary policies written. Of our $147,266 gross premiums written for the three months ended March 31, 2016, $138,132 represents direct premiums written and $9,134 represents assumed premiums written. Personal residential business accounted for $111,568 and commercial residential $35,698 of the total gross premiums written for the three months ended March 31, 2016.

Gross premiums earned

Gross premiums earned increased to $151,943 for the three months ended March 31, 2016 as compared to $126,001 for the three months ended March 31, 2015. Our premiums in force, excluding ZAC, as of March 31, 2016 and March 31, 2015 were approximately $620,291 and $532,948, respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased to $45,601 for the three months ended March 31, 2016 as compared to $24,512 for the three months ended March 31, 2015. The increase in ceded premiums reflects the increase in premiums in force, and the impact of our commercial residential business, which has a higher ceded premium ratio than our personal residential business.

Net premiums earned

Net premiums earned increased to $106,342 for the three months ended March 31, 2016 as compared to $101,489 for the three months ended March 31, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the three months ended March 31, 2016 as compared to the same period in 2015, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains (losses), increased to $2,418 for the three months ended March 31, 2016 as compared to $1,630 for the three months ended March 31, 2015. The increase in net investment income is due to the significant increase in invested assets from $402,748 to $481,167 at March 31, 2015 and March 31, 2016, respectively. The increase resulted primarily from policy growth and the inclusion of the investments from ZAC’s portfolio.

Other revenue

Other revenue increased to $2,805 for the three months ended March 31, 2016 as compared to $2,009 for the three months ended March 31, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Additionally, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida purchased in April 2013, and revenue for non-insurance related work, generated by BRC, which was acquired in August 2015, contributed to the increase.

Total revenue

Total revenue increased to $111,565 for the three months ended March 31, 2016 as compared to $105,128 for the three months ended March 31, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned resulting from the significant increase in the number of policies in force throughout the three months ended March 31, 2016 as compared to the same period in the prior year, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased to $66,963 for the three months ended March 31, 2016 as compared to $32,539 for the three months ended March 31, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods and approximately $14,463 of unfavorable development on prior year reserves and increased severe weather activity. Losses and loss adjustment expenses for the three months ended March 31, 2016 include losses paid of $42,242 and a $24,721 increase in unpaid losses and loss adjustment expenses, including the addition of $17,850 of IBNR reserves. As of March 31, 2016, we reported $108,443 in unpaid losses and loss adjustment expenses which included $64,700 attributable to IBNR, or 60% of total reserves for unpaid losses and loss adjustment expenses.

As noted above, we experienced approximately $14,463 of unfavorable development during the quarter.  Approximately $8,244 of the development was the result of actual loss development from previous years being in excess of the expected development using the same loss development factors that were used in the estimation of IBNR reserves at December 31, 2015. Approximately $6,219 of the unfavorable development was the result of using new loss development factors that were modified at March 31, 2016 to reflect changing development patterns.  In particular, most of the unfavorable emergence came from the three most recent loss or accident quarters (the fourth, third and second quarters of 2015).  Claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits) were responsible for most of the unfavorable development.  A majority of the unfavorable development was isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). At December 31, 2015, we estimated that the personal lines ultimate loss and LAE ratio, which includes the associated IBNR would be 34.5% for the loss (accident) year 2015.  As of March 31, we have revised the estimated personal lines ultimate loss ratio to be 38.2% for the loss year 2015, based on the re-estimation of IBNR, a 3.3 percentage point increase.

Policy acquisition costs

Policy acquisition costs increased to $18,128 for the three months ended March 31, 2016 as compared to $13,093 for the three months ended March 31, 2015. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal.

General and administrative expenses

General and administrative expenses increased to $14,434 for the three months ended March 31, 2016 as compared to $11,204 for the three months ended March 31, 2015. The increase was due primarily to expenses associated with infrastructure growth.

Provision for income taxes

Provision for income taxes was $4,617 and $18,236 for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 38.3% and 37.8%, respectively.

Net income

Our results of operations for the three months ended March 31, 2016 reflect net income of $7,423 or $0.24 earnings per diluted common share, compared to net income of $30,056, or $1.00 earnings per diluted common share, for the three months ended March 31, 2015. The decrease is primarily due to the favorable ceded premium ratio we experienced in 2015 and the significant increase in our loss ratio in 2016, as discussed below.  The acquisition of ZAC was completed on March 21, 2016. Therefore, ten days of ZAC earnings were included in our consolidated income statement resulting in a favorable impact to net income of approximately $419 for the three months ended March 31, 2016.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended March 31,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	30.0%	19.5%
Loss ratio	44.1%	25.8%
Expense ratio	21.4%	19.3%
Combined ratio	95.5%	64.6%

Ratios to Net Premiums Earned:
Loss ratio	63.0%	32.1%
Expense ratio	30.6%	23.9%
Combined ratio	93.6%	56.0%

Ceded premium ratio

Our ceded premium ratio increased to 30.0% for the three months ended March 31, 2016 compared to 19.5% for the three months ended March 31, 2015. The ceded premium ratio for the three months ended March 31, 2015 benefited significantly from large Citizens take-out activity in the fourth quarter of 2014 and first quarter of 2015 for which we incurred no additional reinsurance costs until June 1, 2015.

Gross loss ratio

Our gross loss ratio increased to 44.1% for the three months ended March 31, 2016 compared to 25.8% for the three months ended March 31, 2015, as a result of severe weather activity and unfavorable development on prior year loss reserves.  Weather related losses related to several tornadoes occurring in the three months ended March 31, 2016 resulted in the addition of 6.7 percentage points to the loss ratio.  There was no similar severe weather activity in the three months ended March 31, 2015.  The unfavorable development described above resulted in increasing the gross loss ratio for the three months ended March 31, 2016 by 9.5 percentage points.

Net loss ratio

Our net loss ratio increased to 63.0% for the three months ended March 31, 2016 compared to 32.1% for the three months ended March 31, 2015, primarily as a result of the items discussed above and the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 21.4% for the three months ended March 31, 2016 compared to 19.3% for the three months ended March 31, 2015, primarily due to the larger Citizens take-out activity referenced above, which has no acquisition costs until the policies renew onto our policy forms.

Net expense ratio

Our net expense ratio increased to 30.6% for the three months ended March 31, 2016 compared to 23.9% for the three months ended March 31, 2015, as a result of the improvement in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 95.5% for the three months ended March 31, 2016 compared to 64.6% for the three months ended March 31, 2015. Our combined ratio on a net basis increased to 93.6% for the three months ended March 31, 2016 compared to 56.0% for the three months ended March 31, 2015. The large variance is the result of the significant benefit to our ceded premium ratio for the three months ended March 31, 2015 due to the much larger Citizens take-outs in the fourth quarter of 2014 and first quarter of 2015, in which there were no additional reinsurance costs when compared to the current quarter, and the much higher gross loss ratio in the three months ended March 31, 2016 due to the severe weather activity and unfavorable prior year development.

Liquidity and Capital Resources

As of March 31, 2016, we had $168,859 of cash and cash equivalents, which primarily consisted of cash and money market accounts. Approximately $65,000 was used in April 2016 to pay reinsurance premium deposits, tax deposits and dividends. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. We also had $18,644 in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of March 31, 2016, $6,553 was held in Osprey’s trust account and an additional $10,000 was collateralized with a letter of credit.

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

Cash Flows

	For the Three Months Ended March 31,
	2016	Change	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$57,010	$(15,353)	$72,363
Investing activities	(113,214)	(40,971)	(72,243)
Financing activities	(11,214)	(11,426)	212
Net increase (decrease) in cash and cash equivalents	$(67,418)	$(67,750)	$332

Operating Activities

Cash provided by operating activities decreased to $57,010 for the three months ended March 31, 2016 compared to $72,363 for the three months ended March 31, 2015. The decrease in cash provided by operating activities was primarily due to the timing of reinsurance payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $113,214 as compared to $72,243 for the comparable period of 2015. The increase in cash used in investing activities primarily relates to amount paid of $110,319 for the acquisition of ZAC, net of cash acquired, in addition we had a net change in investment of $2,142 for the three months ended March 31, 2016 as compared to a net change in investments of $72,001 for the three months ended March 31, 2015.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $11,214, as compared to cash provided by of $212 for the comparable period of 2015. The increase in cash used in is due primarily to the stock repurchase program in which 612,300 shares were repurchased and payment of dividends during the quarter ended March 31, 2016, for the comparable period of 2015, we received proceeds from the exercise of stock options in the amount of $212.

Seasonality of our Business

Our insurance business is seasonal as hurricanes typically occur during the period from June 1 through November 30 each year. With our reinsurance program effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 of each year, subject to certain adjustments.

Off-Balance Sheet Arrangements

We obtained a $10,000 irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2016 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at March 31, 2016 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$393,559	$(59,478)	(13)%
200 basis point increase	$411,687	$(41,350)	(9)%
100 basis point increase	$429,549	$(23,488)	(5)%
100 basis point decrease	$468,680	$15,643	3%
200 basis point decrease	$477,289	$24,252	5%
300 basis point decrease	$478,982	$25,945	6%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at March 31, 2016 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$124,046	27%	$124,335	27%
AA+	$43,853	10%	$44,257	10%
AA	$57,358	13%	$58,102	13%
AA-	$46,254	10%	$46,661	10%
A+	$38,308	9%	$39,030	9%
A	$45,083	10%	$45,592	10%
A-	$37,026	8%	$37,485	8%
BBB+	$40,941	9%	$41,458	9%
BBB	$11,290	3%	$11,454	3%
BBB-	$2,976	1%	$2,944	1%
BB+	$409	0%	$536	0%
BB	$1,000	0%	$928	0%
B	$269	0%	$255	0%
Total	$448,813	100%	$453,037	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2016 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2016 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$5,212	19%
Energy	10,931	39%
Other	11,741	42%
Subtotal	$27,884	100%
Mutual Funds and ETF By type:
Equity	$246	0%
Total	$28,130	100%

Foreign Currency Exchange Risk

At March 31, 2016, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2015, on March 8, 2016 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs

March 16, 2016 to March 28, 2016	612,300	$15.66	612,300

(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 10, 2016	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	By:	/s/ STEPHEN ROHDE
Stephen Rohde
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.