Form 10-Q
period 2016-06-30
Heritage Insurance Holdings, Inc.
filed 2016-08-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☒No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes☐No☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on August 3, 2016 was 30,426,119.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $507,091 and $370,967 in 2016 and 2015, respectively)	$518,211	$371,783
Equity securities, available for sale, at fair value (cost of $33,998 and $32,439 in 2016 and 2015, respectively)	31,856	28,313
Total investments	550,067	400,096
Cash and cash equivalents	142,952	236,277
Restricted cash	18,644	13,085
Accrued investment income	4,329	3,409
Premiums receivable, net	34,856	30,565
Prepaid reinsurance premiums	226,627	78,517
Income taxes receivable	2,969	—
Deferred income taxes	—	7,964
Deferred policy acquisition costs, net	42,568	34,800
Property and equipment, net	17,873	17,111
Intangibles, net	28,467	2,120
Goodwill	48,845	8,028
Other assets	4,768	5,426
Total Assets	$1,122,965	$837,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$117,485	$83,722
Unearned premiums	340,818	302,493
Reinsurance payable	237,020	60,210
Deferred income taxes	7,616	—
Income tax payable	—	2,092
Advance premiums	23,827	12,138
Accrued compensation	6,238	2,305
Other liabilities	17,594	17,885
Total Liabilities	750,598	480,845
Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,426,121 shares issued and 29,301,121 outstanding at June 30, 2016 and 30,441,410 outstanding at December 31, 2015	3	3
Additional paid-in capital	205,036	202,628
Accumulated other comprehensive income (loss)	5,563	(2,033)
Treasury stock, at cost, 1,140,289 shares at June 30, 2016	(16,562)	—
Retained earnings	178,327	155,955
Total Stockholders' Equity	372,367	356,553
Total Liabilities and Stockholders' Equity	$1,122,965	$837,398

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$177,295	$135,597	$324,561	$269,565
Change in gross unearned premiums	(13,658)	(8,496)	(8,981)	(16,463)
Gross premiums earned	163,637	127,101	315,580	253,102
Ceded premiums	(54,719)	(32,255)	(100,320)	(56,767)
Net premiums earned	108,918	94,846	215,260	196,335
Net investment income	2,223	2,090	4,260	3,723
Net realized gains (losses)	263	(116)	644	(119)
Other revenue	3,877	2,268	6,682	4,277
Total revenue	115,281	99,088	226,846	204,216
EXPENSES:
Losses and loss adjustment expenses	48,794	33,909	115,757	66,448
Policy acquisition costs	20,753	12,253	38,881	25,346
General and administrative expenses	15,977	11,936	30,411	23,140
Total expenses	85,524	58,098	185,049	114,934
Income before income taxes	29,757	40,990	41,797	89,282
Provision for income taxes	11,389	15,590	16,006	33,826
Net income	$18,368	$25,400	$25,791	$55,456
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	8,928	(2,663)	13,010	(5,470)
Reclassification adjustment for net realized investment (gains) losses	(263)	116	(644)	119
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,348)	983	(4,770)	2,064
Total comprehensive income	$23,685	$23,836	$33,387	$52,169
Weighted average shares outstanding
Basic	29,653,668	29,877,636	30,010,776	29,838,322
Diluted	29,653,668	30,268,496	30,072,624	30,192,216
Earnings per share
Basic	$0.62	$0.85	$0.86	$1.86
Diluted	$0.62	$0.84	$0.86	$1.84

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive(Loss) Income	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Buy-back common shares of Company stock	(1,140,289)	—	—	—	(16,562)	—	(16,562)
Stock-based compensation	—	—	2,408	—	—	—	2,408
Dividends declared on common stock	—	—	—	(3,419)	—	—	(3,419)
Net unrealized change in investments, net of tax	—	—	—	—	—	7,596	7,596
Net income	—	—	—	25,791	—	—	25,791
Balance at June 30, 2016	29,301,121	$3	$205,036	$178,327	$(16,562)	$5,563	$372,367

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Exercise of stock options and warrants	200,600	—	2,994	—	—	2,994
Stock-based compensation	—	—	1,848	—	—	1,848
Net unrealized change in investments, net of tax	—	—	—	—	(3,287)	(3,287)
Net income	—	—	—	55,456	—	55,456
Balance at June 30, 2015	29,995,560	$3	$193,184	$120,477	$(1,564)	$312,100

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2016	2015

OPERATING ACTIVITIES
Net income	$25,791	$55,456
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,408	1,848
Amortization of bond discount	3,676	2,984
Depreciation and amortization	3,611	602
Net realized (gains)/losses	(644)	119
Deferred income taxes, net of acquired	10,810	1,783
Changes in operating assets and liabilities:
Accrued investment income	(920)	(1,158)
Premiums receivable, net	(2,611)	(6,298)
Restricted cash	(5,559)	(8,447)
Prepaid reinsurance premiums	(143,318)	(125,655)
Income taxes receivable	(2,969)	(8,190)
Deferred policy acquisition costs, net	(7,768)	(7,578)
Other assets	1,209	(2,450)
Unpaid losses and loss adjustment expenses	33,763	18,660
Unearned premiums	8,981	16,463
Reinsurance payable	176,810	160,740
Income taxes payable	(2,092)	(12,808)
Accrued compensation	2,715	8,438
Advance premiums	9,598	6,266
Other liabilities	(9,218)	(15,676)
Net cash provided by operating activities	104,273	85,099
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	90,321	27,873
Purchases of investments available for sale	(154,518)	(144,601)
Acquisition of a business, net of cash acquired	(111,907)	—
Proceeds from sale of investment in mortgage loan	—	749
Cost of property and equipment acquired	(1,513)	(869)
Net cash used in investing activities	(177,617)	(116,848)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	2,994
Dividends	(3,419)	—
Purchase of treasury stock	(16,562)	—
Net cash (used in) provided by financing activities	(19,981)	2,994

Decrease in cash and cash equivalents	(93,325)	(28,755)
Cash and cash equivalents at beginning of period	236,277	160,481
Cash and cash equivalents at end of period	$142,952	$131,726
Supplemental Cash Flows Information:
Income taxes paid, net	$16,754	$55,000

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except per share and share amounts)

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

Our primary products are personal and commercial residential insurance, which we currently offer in Florida, under authorization from the Florida Office of Insurance Regulation (“FLOIR”). We also began offering personal residential insurance in the states of North Carolina, South Carolina and through the Zephyr acquisition, Hawaii. We are also licensed to do business in Georgia, Alabama and Mississippi. We conduct our operations under one business segment.

The condensed consolidated financial information included herein as of and for the three and six months ended June 30, 2016 and 2015 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and six months ended June 30, 2016 and 2015 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2015 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain temporary exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Such classifications include reclassifying goodwill and intangibles from other assets in the accompanying condensed consolidated balance sheets.

Recent Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition or cash flows.

NOTE 3. ACQUISITION

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr, in exchange for approximately $111,907, net of cash acquired. Zephyr is a specialty property insurance provider, which offers windstorm-hurricane insurance policies for residential customers in Hawaii. This acquisition will further the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

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

Purchase Consideration
Cash, net of cash acquired	$111,907

Assets acquired
Investments	$76,440
Premiums and agent's receivable	1,680
Other assets	550
Prepaid reinsurance premiums	4,792
Intangible assets – value of business acquired	5,004
Intangible assets	24,203
Total assets acquired	$112,669
Total liabilities assumed	$(41,579)

Net assets acquired	$71,090
Goodwill	40,817
Total purchase price	$111,907

Pro Forma Information

The following table presents selected unaudited pro forma information, assuming the acquisition of ZAC had occurred on January 1, 2015. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transaction taken place on January 1, 2015, and the unaudited pro forma information does not purport to be indicative of future financial results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$115,281	$107,638	$235,668	$220,196
Net income	$18,368	$27,669	$28,743	$59,904
Basic, earnings per share	$0.62	$0.93	$0.96	$2.01
Diluted, earnings per share	$0.62	$0.91	$0.95	$1.98

As a result of acquiring ZAC, our consolidated results of operations include the results of ZAC since the acquisition date. ZAC’s revenues and pre-tax net income included in our results of operations since the acquisition for the three months ended June 30, 2016 were $9,343 and $5,910, respectively and for the six months ended June 30, 2016, $10,362 and $6,507 respectively. For the three and six months ended June 30, 2016, income before taxes included $2,698 and $2,764, respectively, of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

NOTE 4. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2016 and December 31, 2015:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. government and agency securities	$25,168	$441	$3	$25,606
States, municipalities and political subdivisions	266,871	7,236	15	274,092
Special revenue	66,967	424	165	67,226
Industrial and miscellaneous	144,440	3,208	95	147,553
Redeemable preferred stocks	3,645	116	27	3,734
Total fixed maturities	507,091	11,425	305	518,211
Nonredeemable preferred stocks	14,617	681	36	15,262
Equity securities	19,381	982	3,769	16,594
Total equity securities	33,998	1,663	3,805	31,856
Total investments	$541,089	$13,088	$4,110	$550,067

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	$25,474	$16	$387	$25,103
States, municipalities and political subdivisions	184,145	2,107	137	186,115
Special revenue	42,593	19	204	42,408
Industrial and miscellaneous	115,313	294	932	114,675
Redeemable preferred stocks	3,442	61	21	3,482
Total fixed maturities	370,967	2,497	1,681	371,783
Nonredeemable preferred stocks	12,443	338	43	12,738
Equity securities	19,996	398	4,819	15,575
Total equity securities	32,439	736	4,862	28,313
Total investments	$403,406	$3,233	$6,543	$400,096

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2016 and 2015.

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended June 30,
Fixed maturities	$338	$8,686	$(39)	$5,795
Equity securities	20	600	59	2,141
Total realized gains	358	9,286	20	7,936
Fixed maturities	(30)	2,903	(136)	1,216
Equity securities	(65)	2,503	—	—
Total realized losses	(95)	5,406	(136)	1,216
Net realized gain (losses)	$263	$14,692	$(116)	$9,152

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Six Months Ended June 30,
Fixed maturities	$1,467	$46,978	$(2)	$9,321
Equity securities	65	6,084	105	3,794
Total realized gains	1,532	53,062	103	13,115
Fixed maturities	(35)	92,698	(222)	2,706
Equity securities	(853)	2,589	—	—
Total realized losses	(888)	95,287	(222)	2,706
Net realized gain (losses)	$644	$148,349	$(119)	$15,821

The table below summarizes the Company’s fixed maturities at June 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$40,925	8%	$40,975	8%
Due after one year through five years	186,681	37%	188,441	36%
Due after five years through ten years	175,594	35%	180,860	35%
Due after ten years	103,891	20%	107,935	21%
Total	$507,091	100%	$518,211	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Fixed maturities	$5,609	$1,840	$4,030	$3,319
Equity securities	(2,983)	428	970	853
Cash, cash equivalents and short-term investments	136	88	137	211
Other investments	(138)	43	(111)	60
Net investment income	2,624	2,399	5,026	4,443
Investment expenses	(401)	(309)	(766)	(720)
Net investment income, less investment expenses	$2,223	$2,090	$4,260	$3,723

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the six months ended June 30, 2016 and 2015. In addition, there were no material gross realized gains or losses in the six months ended June 30, 2016 and 2015.

The following tables present an aging of our unrealized investment losses by investment class as of June 30, 2016 and December 31, 2015:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2016
U.S. government and agency securities	9	$3	$1,144	—	$—	$—
States, municipalities and political subdivisions	13	9	7,033	2	6	657
Special revenue	29	78	7,367	4	17	2,836
Industrial and miscellaneous	75	134	11,244	15	30	2,559
Redeemable preferred stocks	9	28	562	—	—	—
Total fixed maturities	135	252	27,350	21	53	6,052
Nonredeemable preferred stocks	34	20	1,629	4	15	318
Equity securities	39	1,414	5,027	30	2,356	5,818
Total equity securities	73	1,434	6,656	34	2,371	6,136
Total investments	208	$1,686	$34,006	55	$2,424	$12,188

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	19	$385	$19,849	2	$3	$397
States, municipalities and political subdivisions	14	50	10,979	1	3	164
Special revenue	141	870	73,312	5	61	1,318
Industrial and miscellaneous	134	279	60,203	10	9	1,646
Redeemable preferred stocks	9	21	950	—	—	—
Total fixed maturities	317	1,605	165,293	18	76	3,525
Nonredeemable preferred stocks	19	29	1,560	5	14	250
Equity securities	48	2,975	8,416	20	1,844	2,680
Total equity securities	67	3,004	9,976	25	1,858	2,930
Total investments	384	$4,609	$175,269	43	$1,934	$6,455

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the six months ended June 30, 2016 and the year ended December 31, 2015, there were no transfers in or out of Levels 1, 2 and 3.

June 30, 2016	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$25,606	$1,433	$24,173	$—
States, municipalities and political subdivisions	274,092	—	274,092	—
Special revenue	67,226	22,710	44,516	—
Industrial and miscellaneous	147,553	—	147,553	—
Redeemable preferred stocks	3,734	3,734	—	—
Total fixed maturities investments	518,211	27,877	490,334	—
Nonredeemable preferred stocks	15,263	15,263	—	—
Equity securities	16,593	16,593	—	—
Total equity securities	31,856	31,856	—	—
Total investments	$550,067	$59,733	$490,334	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificate of deposits (1)	$3,300	$3,300	$—	$—
Fixed maturities investments:
U.S. government and agency securities	25,103	22,361	2,742	—
States, municipalities and political subdivisions	186,115	—	186,115	—
Special revenue	42,408	—	42,408	—
Industrial and miscellaneous	114,675	—	114,675	—
Redeemable preferred stocks	3,482	3,482	—	—
Total fixed maturities investments	375,083	29,143	345,940	—
Nonredeemable preferred stocks	12,738	12,738	—	—
Equity securities	15,575	15,575	—	—
Total equity securities	28,313	28,313	—	—
Total investments	$403,396	$57,456	$345,940	$—

(1)	Includes commercial paper with maturities of three months or less at time of purchase of $3,300 classified in cash and cash equivalents.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Land	$2,582	$2,582
Building	10,301	9,599
Computer hardware and software	3,128	2,502
Office furniture and equipment	669	634
Tenant and leasehold improvements	3,321	3,300
Vehicle fleet	822	693
Total, at cost	20,823	19,310
Less: accumulated depreciation and amortization	2,950	2,199
Property and equipment, net	$17,873	$17,111

Depreciation and amortization expense for property and equipment was $353 and $751 for the six months ended June 30, 2016, respectively. The Company’s real estate consists of 14 acres of land and four buildings with a gross area of approximately 191 square feet.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

As of June 30, 2016 and December 31, 2015 goodwill was $48,845 and $8,028, respectively, and intangible assets were $28,467 and $2,120, respectively. The increase in goodwill and intangible assets reflects the goodwill and intangible assets recorded in connection with the Zephyr acquisition. The preliminary purchase price allocation to goodwill and intangible assets has not been finalized and is subject to change. As of June 30, 2016, the amount of goodwill that we expect to be deductible for income tax purposes is $8,028. The Company has estimated the useful life of the value of business acquired (see Note 3) to be one year and is amortizing the balance based on the remaining percentage of acquired unearned premium from Zephyr. The Company has estimated the useful life of the other intangible assets to range between 10-15 years and is currently amortizing at an average of 12.5 years until the finalization of the purchase price allocation is completed and the useful lives have been finalized.

Goodwill
(in thousands)
Balance as of December 31, 2015	$8,028
Goodwill acquired	40,817
Impairment	—
Balance as of June 30, 2016	$48,845

Estimated annual pretax amortization of intangible assets for the remainder of 2016 and each of the next five years and thereafter (in thousands):

Remainder of 2016	$2,996
2017	2,435
2018	2,128
2019	2,128
2020	2,116
2021	2,104
Thereafter	14,560
$28,467

Amortization expense of intangible assets was $2,812 and $2,860 for the three and six months ended June 30, 2016. The Company recorded no amortization expense for the three and six months ended June 30, 2015.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to common stockholders (000's)	$18,368	$25,400	$25,791	$55,456
Weighted average shares outstanding	29,653,668	29,877,636	30,010,776	29,838,322
Basic earnings per share:	$0.62	$0.85	$0.86	$1.86

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$18,368	$25,400	$25,791	$55,456
Weighted average shares outstanding	29,653,668	29,877,636	30,010,776	29,838,322
Weighted average dilutive shares	-	390,860	61,848	353,894
Total weighted average dilutive shares	29,653,668	30,268,496	30,072,624	30,192,216
Diluted earnings per share:	$0.62	$0.84	$0.86	$1.84

As of June 30, 2016, the Company repurchased 1,140,289 shares of the Company’s stock in open market transactions for $16,562. As of June 30, 2016, the Company had $53,438 remaining to purchase shares under its authorized $70 million share repurchase plan. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

NOTE 9. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$35,991	$25,843	$34,800	$24,370
Policy acquisition costs deferred	27,330	18,358	46,649	32,924
Amortization	(20,753)	(12,253)	(38,881)	(25,346)
Ending Balance	$42,568	$31,948	$42,568	$31,948

NOTE 10. INCOME TAXES

During the six months ended June 30, 2016 and 2015, the Company recorded $16,006 and $33,826, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 38.3% and 37.9%, respectively.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	June 30, 2016	December 31, 2015
	(in thousands)
Deferred tax assets:
Unearned premiums	$18,422	$17,979
Tax-related discount on loss reserve	1,577	1,140
Unrealized loss	—	1,617
Stock-based compensation	2,450	1,277
Other	548	256
Total deferred tax assets	$22,997	$22,269
Deferred tax liabilities:
Deferred acquisition costs	14,932	13,424
Unrealized gain	3,428	—
Investment basis difference on purchase	840	—
Intangibles	10,537	—
Property and equipment	471	473
Other	405	408
Total deferred tax liabilities	30,613	14,305
Net deferred tax assets (liabilities)	$(7,616)	$7,964

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

As of June 30, 2016 and December 31, 2015, we had no significant uncertain tax positions.

NOTE 11. REINSURANCE

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

2016-2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016.This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage Property & Casualty Insurance Company, a Florida based insurer, and Zephyr Insurance Company, a Hawaii based insurer, into one reinsurance structure. The programs are incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”).Coverage is shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3.0 billion.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2016-2017 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2016 hurricane season, the Company reduced its selected participation percentage in the FHCF from 75% to 45%. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2016 to May 31, 2017 reinsurance program.

•

The Company’s Retention. If a first catastrophic event strikes Florida, the Company has a primary retention of the first $40 million of losses and loss adjustment expenses, of which Osprey is responsible for $20 million. If a first catastrophic event strikes Hawaii, the Company has a primary retention of the first $30 million of losses and loss adjustment expenses, of which Osprey is responsible for $15 million. If a second event strikes Florida, Heritage P&C’s primary retention decreases to $15 million and the remainder of the losses are ceded to third parties. If a second event strikes Hawaii, Zephyr’s primary retention decreases to $5 million. In the second event only for a loss exceeding $190 million, there is an additional Company co-participation of 5.4% subject to a maximum co-participation of $11.6 million. Heritage P&C and Zephyr each have a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the first catastrophic event in Florida or Hawaii. Additionally, Osprey is responsible for payment of up to $5.3 million of reinstatement premium, depending on the amount of losses incurred.

•

Shared Layers above retention and below FHCF. Immediately above the retention, the Company has purchased $374 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company is able to reinstate the full amount of this reinsurance one time. To the extent that $374 million or a portion thereof is exhausted in a first catastrophic event, the Company has purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•

FHCF Layer. The Company’s FHCF program provides coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.3 billion, in excess of its retention of $399 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•

Layers alongside the FHCF. The Florida reinsurance program includes third party layers alongside the FHCF. These include 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company is able to reinstate the full amount of the $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provide coverage for both Florida and Hawaii catastrophe losses.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Reuther agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. Heritage P&C and Zephyr pay a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C and Zephyr under the reinsurance agreements. The Class D notes provide $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C and Zephyr. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

Layers above the FHCF - Florida program

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provide $150 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re, provides $150 million of coverage immediately below 2015 Class A and the second contract provides an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers – The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the Florida-only catastrophe bond layers and FHCF layer. There is a total of $282 million of reinsurance coverage purchased on this basis, with $260 million having a prepaid reinstatement. The multi-zonal occurrence layer provides first and second event coverage of $260 million for Hawaii and second event coverage of $260 million for Florida. A top and drop multi-zonal layer provides first and subsequent event coverage of $22 million for Hawaii and second or subsequent event coverage of $22 million for Florida.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $682 million of limit is structured on this basis. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $460 million has a reinstatement, which is prepaid.

For a first catastrophic event striking Florida, our reinsurance program provides coverage for $1.9 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. $860 million of limit purchased in 2016 includes a reinstatement, with $825 million being prepaid. In total, we have purchased $3.0 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.

2015 – 2016 Reinsurance Program

During the second quarter of 2015, the Company placed its reinsurance program for the period from June 1, 2015 through May 31, 2016. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2015-2016 reinsurance program incorporated the mandatory coverage required by law to be placed with FHCF. For the 2015 hurricane season, the Company selected 75% participation in the FHCF. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2015 to May 31, 2016 reinsurance program.

•

The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $35 million of losses and loss adjustment expenses, of which Osprey is responsible for $20 million. For a second event, Heritage P&C’s primary retention decreased to $5 million and Osprey is responsible for $10 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

•

Layers Below FHCF. Immediately above the Company’s retention, the Company had purchased $440 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $440 million or a portion thereof was exhausted in a first catastrophic event, the Company had purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wraps around the FHCF and provided coverage alongside and above the FHCF.

•

FHCF Layer. The Company’s FHCF coverage included an estimated maximum provisional limit of 75% of $920 million, or $690 million, in excess of its retention and private reinsurance of $336 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company had purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage could not be reinstated once exhausted, but it did provide coverage for multiple events.

•

CAT Bond Layer alongside the FHCF. During April 2015 Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid periodic premiums to Citrus Re during the three-year risk period. Citrus Re issued an aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provided $97.5 million of coverage, and the Class C notes provided $30 million of coverage. The Class B and Class C notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

CAT Bond Layer above the FHCF. Immediately above the FHCF layer was the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re. The Citrus Re. 2015 Class A notes provided up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes was provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provides $150 million of coverage and the second contract provided an additional $50 million of coverage.

•

Aggregate Coverage. In addition to the layers described above, the Company had also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.648 billion for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

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

2014 – 2015 Reinsurance Program

During the second quarter of 2014, the Company placed its reinsurance program for the period from June 1, 2014 through May 31, 2015. The Company’s reinsurance program, which is segmented into layers of coverage, protects it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2014-2015 reinsurance program incorporated the mandatory coverage required by law to be placed with FHCF. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2014 to May 31, 2015 reinsurance program.

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

•

Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $185 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $185 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wrapped around the FHCF and provided coverage alongside the FHCF.

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

•

CAT Bond Layer. Immediately above the FHCF layer was the coverage provided by the reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage and the second contract provides an additional $50 million of coverage. Osprey provided $25 million of coverage alongside the second contract.

•

Aggregate Coverage. In addition to the layers described above, the Company purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events. Osprey Re provided $20 million of protection in the layer above $940 million.

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

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Premium written:
Direct	$177,955	$134,785	$316,087	$236,286
Assumed	(660)	812	8,474	33,279
Ceded	(242,927)	(181,652)	(243,659)	(182,422)
Net premium written	$(65,632)	$(46,055)	$80,902	$87,143
Change in unearned premiums:
Direct	$(30,294)	$(44,461)	$(40,681)	$(70,983)
Assumed	16,636	35,966	31,700	54,520
Ceded	188,208	149,397	143,339	125,655
Net decrease (increase)	$174,550	$140,902	$134,358	$109,192
Premiums earned:
Direct	$147,661	$90,324	$275,406	$165,303
Assumed	15,976	36,777	40,174	87,799
Ceded	(54,719)	(32,255)	(100,320)	(56,767)
Net premiums earned	$108,918	$94,846	$215,260	$196,335
Losses and LAE incurred:
Direct	$30,034	$17,525	$81,800	$43,003
Assumed	18,758	16,384	33,961	23,445
Ceded	2	—	(4)	—
Net losses and LAE incurred	$48,794	$33,909	$115,757	$66,448

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	June 30, 2016	December 31, 2015
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$87,311	$60,223
Assumed	30,200	23,499
Gross unpaid losses and LAE	117,511	83,722
Ceded	(26)	—
Net unpaid losses and LAE	$117,485	$83,722
Unearned premiums:
Direct	$328,779	$258,754
Assumed	12,039	43,739
Gross unearned premiums	340,818	302,493
Ceded	(226,627)	(78,517)
Net unearned premiums	$114,191	$223,976

NOTE 12. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$108,443	$61,846	$83,722	$51,469
Less: reinsurance recoverable on paid losses	—	—	—	—
Net balance, beginning of period	108,443	61,846	83,722	51,469
Incurred related to:
Current year	49,126	33,760	101,626	70,812
Prior years	(332)	149	14,131	(4,364)
Total incurred	48,794	33,909	115,757	66,448
Paid related to:
Current year	25,421	18,580	38,053	28,395
Prior years	14,331	7,046	43,941	19,393
Total paid	39,752	25,626	81,994	47,788
Net balance, end of period	117,485	70,129	117,485	70,129
Plus: reinsurance recoverable on unpaid losses	—	—	—	—
Balance, end of period	$117,485	$70,129	$117,485	$70,129

The Company writes insurance in the states of Florida, North Carolina, South Carolina and Hawaii, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred during the six months ended June 30, 2016 and 2015 reflect a prior year deficiency of $14,131 and a redundancy of $4,364, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. All of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015 and are primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

NOTE 13. OTHER LIABILITIES

At June 30, 2016 and December 31, 2015, other liabilities included approximately $2,467 and $4,920, respectively, related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program. Also, included in other liabilities for the periods ending June 30, 2016 and December 31, 2015 was $6,426 and $5,793, for commission payable, $3,440 and $3,919 for accounts payable and other payables, and $5,260 and $3,253, for taxes, suspense and unearned revenue, respectively.

NOTE 14. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiary. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported a net loss of $600 for the six months ended June 30, 2016 and a net income of $45,000 for the year ended December 31, 2015.The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C and Zephyr are required to maintain capital and surplus equal to the greater of $15,000 or 10% of their liabilities. The Company’s combined statutory surplus was $284,000 and $216,600 at June 30, 2016 and December 31, 2015, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2016 and 2015.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the period ended June 30, 2016 and 2015, the Company paid the management service company approximately $60 and $62, respectively.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the six months ended June 30, 2016 and 2015, the Company’s contributions to the plan on behalf of the participating employees were $248 and $160, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the six months ended June 30, 2016 and 2015, the Company incurred medical premium costs in the aggregate of $1,366 and $496, respectively. The Company also recorded approximately $472 as unpaid claims as of 2015. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 18. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2016, the Company had 29,301,121 shares of common stock outstanding, 1,140,289 treasury shares of common stock and 1,125,000 unvested restricted common stock [not included in the outstanding share count] issued reflecting total paid-in capital of $205,036 as of such date.

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

Equity

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2015, there were, as of December 31, 2015, 30,441,410 shares of common stock outstanding, 1,149,923 stock options outstanding, and 1,125,000 unvested restricted stock grants, representing $202,628 of additional paid-in capital.

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20,000 of the Company’s common stock. The stock repurchase program expires December 31, 2016. The Company purchased 612,300 shares at a total cost of $9,635 during the three months ended March 31, 2016, through open market or private transactions. From the existing repurchase program, the Company purchased an additional 527,989 shares at a cost of $6,927 during the three months ending months ended June 30, 2016, through open market or private transactions. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50,000 of the Company’s common stock through on December 31, 2017.

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

On May 4, 2016, the Company announced a second quarter dividend of $0.06 per share payable on July 1, 2016, to stockholders of record as of the close of business on June 15, 2016. During the six months ended June 30, 2016 and the year ended December 31, 2015, dividends charged to retained earnings were $3,419 and $1,578, respectively.

NOTE 19. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”), which became effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At June 30, 2016 and December 31, 2015, there were 170,814shares available for grant under the Plan.

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

Stock Options and Restricted Stock

Stock Options

A summary of information related to stock options and restricted stock outstanding at June 30, 2016 is as follows:

	Options	Weighted - Average Grant Date Fair Value
Balance at December 31, 2015	1,149,923	$2.99
Granted	—
Exercised	—
Balance at June 30, 2016	1,149,923	$2.99
Vested and exercisable as of June 30, 2016	1,149,923	$2.99

The Company had approximately $0 and $50 of unrecognized stock compensation expense at June 30, 2016 and 2015, respectively, related to unvested stock-based compensation granted. The Company recognized approximately $0 and $1,800 of compensation expense during the six months ended June 30, 2016 and 2015, respectively.

Stock-based compensation costs for restricted grants is measured based on the closing fair market value of our common stock on the date of grant. The Company recognizes stock-based compensation costs over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

Restricted Stock
		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Unvested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	—	—
Canceled and forfeited	—	—
Unvested, at June 30, 2016	1,125,000	$21.40

The Company recognized $2,408 of compensation expense during the six months ended June 30, 2016. The Company had approximately $20,919 of unrecognized stock compensation expense at June 30, 2016 related to unvested compensation, which the Company expects to recognize ratably over the period of 4.4 years. The Company did not have any compensation expense for the comparable period for 2015 relating to restricted stock.

NOTE 20. SUBSEQUENT EVENTS

On August 1, 2016, the Company announced that its Board of Directors declared a third quarter dividend of $0.06 per common share. The dividend is payable on October 3, 2016 to stockholders of record on September 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

(In thousands, except share and per share data)

Financial Results Highlights for the Six Months Ended June 30, 2016

•

Approximately 331,000 policies in-force at June 30, 2016, of which approximately 56% were assumed from Citizens, 6% were assumed from SSIC, 15% were from voluntary sales and 23% were acquired in connection with the Zephyr acquisition

•	Gross premiums written of $324,561 and total revenue of $226,846
•	Net premiums earned of $215,260
•	Net income of $25,791
•	Combined ratio of 90.5% on a gross basis and 86.0% on a net basis
•	Cash, cash equivalents and investments of $693,019, with total assets of $1,122,965

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2016, we reassessed our critical accounting policies and estimates as disclosed within our 2015 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
REVENUE:
Gross premiums written	177,295	135,597	324,561	269,565
Change in gross unearned premiums	(13,658)	(8,496)	(8,981)	(16,463)
Gross premiums earned	163,637	127,101	315,580	253,102
Ceded premiums	(54,719)	(32,255)	(100,320)	(56,767)
Net premiums earned	108,918	94,846	215,260	196,335
Net investment income	2,223	2,090	4,260	3,723
Net realized gains (losses)	263	(116)	644	(119)
Other revenue	3,877	2,268	6,682	4,277
Total revenue	$115,281	$99,088	$226,846	$204,216

EXPENSES:
Losses and loss adjustment expenses	48,794	33,909	115,757	66,448
Policy acquisition costs	20,753	12,253	38,881	25,346
General and administrative expenses	15,977	11,936	30,411	23,140
Total expenses	85,524	58,098	185,049	114,934
Income before income taxes	29,757	40,990	41,797	89,282
Provision for income taxes	11,389	15,590	16,006	33,826
Net income	$18,368	$25,400	$25,791	$55,456

Earnings per share
Basic	$0.62	$0.85	$0.86	$1.86
Diluted	$0.62	$0.84	$0.86	$1.84

Selected Other Data
Book value per share	$12.71	$10.40	$12.71	$10.40
Growth in book value per share	22.2%	43.0%	22.2%	43.0%
Return on average equity	20.2%	33.9%	14.2%	39.1%

Comparison of the Three Months Ended June 30, 2016 and 2015

(In thousands, except share and per share data)

Revenue

Gross premiums written

Gross premiums written increased to $177,295 for the three months ended June 30, 2016 as compared to $135,597 for the three months ended June 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens, the renewal of policies acquired from SSIC, the addition of policies from the ZAC acquisition and the growing number of new voluntary policies written. Of our $177,295 gross premiums written for the three months ended June 30, 2016, $177,955 represents direct premiums written, offset by a $660 reduction for assumed premiums written. Personal residential business accounted for $145,323 and commercial residential accounted for $31,972 of the total gross premiums written for the three months ended June 30, 2016. Gross written premium by state for the quarter was $160,113 from Florida, $14,815 from Hawaii and $2,367 from North Carolina.

Citizen’s assumption activity for the three months ended June 30, 2016, resulted in approximately $2,294 of annualized premium, which was significantly less than prior quarters. The late opt-out activity and cancellations from prior quarter assumptions exceeded the amount of the gross written premiums from the assumption activity for the three months ended June 30, 2016 by $660, resulting in negative assumed premiums for the quarter.

Gross premiums earned

Gross premiums earned increased to $163,637 for the three months ended June 30, 2016 as compared to $127,101 for the three months ended June 30, 2015. The increase relates to a greater amount of premiums in force from Heritage P&C coupled with $59,000 of premiums in force from Zephyr.

  Ceded premiums

Ceded premiums increased to $54,719 for the three months ended June 30, 2016 as compared to $32,255 for the three months ended June 30, 2015. The increase in ceded premiums reflects the increase in premiums in force.

On June 1, 2016, we placed a new catastrophe reinsurance program for the 2016 hurricane season, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Due to our significant growth, including commercial residential and wind only business in Florida and the acquisition of ZAC in Hawaii, we purchased approximately $3.0 billion of total coverage compared to approximately $2.2 billion of total coverage in 2015. The cost of the catastrophe coverage for the 2016 program was approximately $240 million compared to $177 million for the 2015 program. The costs of the annual reinsurance is amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the month of June are significantly higher than the first two months of the quarter ended June 30, or the first quarter.

Net premiums earned

Net premiums earned increased to $108,918 for the three months ended June 30, 2016 as compared to $94,846 for three months ended June 30, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the three months ended June 30, 2016 as compared to the same period in 2015, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $2,223 for the three months ended June 30, 2016 as compared to $2,090 for the three months ended June 30, 2015. The increase in net investment income is due to increase in invested assets primarily from policy growth and the inclusion of the investments from ZAC’s portfolio.

Other revenue

Other revenue increased to $3,877 for the three months ended June 30, 2016 as compared to $2,268 for the three months ended June 30, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies.

Total revenue

Total revenue increased to $115,281 for the three months ended June 30, 2016 as compared to $99,088 for the three months ended June 30, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned resulting from the significant increase in the number of policies in force as compared to the same period in the prior year, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $48,794 for the three months ended June 30, 2016 as compared to $33,909 for the three months ended June 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the premiums in force between the respective periods coupled with an increase in the loss ratio of 3.1 points. Losses and loss adjustment expenses for the three months ended June 30, 2016 include losses paid of $34,392 and a $9,202 increase in unpaid losses and loss adjustment expenses, including the addition of $5,200 of IBNR reserves. As of June 30, 2016, we reported $117,485 in unpaid losses and loss adjustment expenses which included $69,904 attributable to IBNR, or 60% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased to $20,753 for the three months ended June 30, 2016 as compared to $12,253 for the three months ended June 30, 2015. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal and the inclusion of the Zephyr business added $2,280.

General and administrative expenses

General and administrative expenses increased to $15,977 for the three months ended June 30, 2016 as compared to $11,936 for the three months ended June 30, 2015. The increase was due primarily to expenses associated with infrastructure growth, and $1,425 of general and administrative expenses for the quarter attributable to ZAC.

Provision for income taxes

Provision for income taxes was $11,389 and $15,590 for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 38.3% and 37.9%, respectively.

Net income

Our results of operations for the three months ended June 30, 2016 reflect net income of $18,368, or $0.62 earnings per diluted common share, compared to net income of $25,400, or $0.84 earnings per diluted common share, for the three months ended June 30, 2015. The decrease is primarily due to the favorable ceded premium ratio we experienced in 2015 and the significant increase in our loss ratio in 2016, as discussed below. The acquisition of ZAC was completed on March 21, 2016. ZAC’s second quarter earnings were included in our condensed consolidated statement of income and other comprehensive income resulting in a favorable impact to net income of approximately $3,200 for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue

Gross premiums written

Gross premiums written increased to $324,561 for the six months ended June 30, 2016 as compared to $269,565 for the six months ended June 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of personal and commercial policies previously assumed from Citizens, the renewal of policies acquired from SSIC, the addition of policies from the ZAC acquisition and the growing number of new voluntary policies written. Of our $324,561 gross premiums written for the six months ended June 30, 2016, $316,087 represents direct premiums written and $8,474 represents assumed premiums written. Personal residential business accounted for $256,891 and commercial residential $67,670 of the total gross premiums written for the six months ended June 30, 2016.

Gross premiums earned

Gross premiums earned increased to $315,580 for the six months ended June 30, 2016 as compared to $253,102 for the six months ended June 30, 2015. Our premiums in force as of June 30, 2016 and June 30, 2015  were approximately $659,588 and $510,182, respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased to $100,320 for the six months ended June 30, 2016 as compared to $56,767 for the six months ended June 30, 2015. The increase in ceded premiums reflects the increase in premiums in force.

On June 1, 2016, we placed a new catastrophe reinsurance program for the 2016 hurricane season, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Due to our significant growth, including commercial residential and wind only business in Florida and the acquisition of ZAC in Hawaii, we purchased approximately $3.0 billion of total coverage compared to approximately $2.2 billion of total coverage in 2015. The cost of the catastrophe coverage for the 2016 program was approximately $240 million compared to $177 million for the 2015 program. The costs of the annual reinsurance is amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the month of June are significantly higher than the first two months of the quarter ended June 30, or the first quarter.

Net premiums earned

Net premiums earned increased to $215,260 for the six months ended June 30, 2016 as compared to $196,335 for the six months ended June 30, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the six months ended June 30, 2016 as compared to the same period in 2015, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $4,260 for the six months ended June 30, 2016 as compared to $3,723 for the six months ended June 30, 2015. The increase in net investment income is due to the significant increase in invested assets from $438,684 to $550,067 at June 30, 2015 and June 30, 2016, respectively. The increase resulted primarily from policy growth and the inclusion of the investments from ZAC’s portfolio.

Other revenue

Other revenue increased to $6,682 for the six months ended June 30, 2016 as compared to $4,277 for the six months ended June 30, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies.

Total revenue

Total revenue increased to $226,846 for the six months ended June 30, 2016 as compared to $204,216 for the six months ended June 30, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned resulting from the significant increase in the number of policies in force throughout the six months ended June 30, 2016 as compared to the same period in the prior year, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased to $115,757 for the six months ended June 30, 2016 as compared to $66,448 for the six months ended June 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods coupled with approximately $14, 131 of unfavorable development on prior year reserves and increased severe weather activity, which was recorded in the first quarter of 2016. Losses and loss adjustment expenses for the six months ended June 30, 2016 include losses paid of $81,994 and a $10,713 increase in unpaid losses and loss adjustment expenses, including the addition of $23,050 of IBNR reserves. As of June 30, 2016, we reported $117,485 in unpaid losses and loss adjustment expenses which included $69,904 attributable to IBNR, or 60% of total reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred during the six months ended June 30, 2016 and 2015 reflect a prior year deficiency of $14,131 and a redundancy of $4,364, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. All of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015 and are primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). At December 31, 2015, we estimated that the personal lines ultimate loss and LAE ratio, which includes the associated IBNR would be 34.5% for the loss (accident) year 2015. As of June 30, we have revised the estimated personal lines ultimate loss ratio to be 38.2% for the loss year 2015, based on the re-estimation of IBNR, a 3.7 percentage point increase. During the second quarter of 2016, we experienced approximately $332 of favorable loss development for previous years.

Policy acquisition costs

Policy acquisition costs increased to $38,881 for the six months ended June 30, 2016 as compared to $25,346 for the six months ended June 30, 2015. The increase is primarily attributable to the significant increase in new and renewal policies, which have associated commissions paid to outside agents at the time of policy issuance, policy administration fees paid to a third-party administrator at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. Additionally, the inclusion of the Zephyr business beginning March 21, 2016 added $2,586 of policy acquisition costs during the period.

General and administrative expenses

General and administrative expenses increased to $30,411 for the six months ended June 30, 2016 as compared to $23,140 for the six months ended June 30, 2015. The increase was due primarily to expenses associated with infrastructure growth. The acquisition of ZAC added $1,269 of general and administrative expenses.

Provision for income taxes

Provision for income taxes was $16,006 and $33,826 for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 38.3% and 37.9%, respectively.

Net income

Our results of operations for the six months ended June 30, 2016 reflect net income of $25,791, or $0.86 earnings per diluted common share, compared to net income of $55,456, or $1.84 earnings per diluted common share, for the six months ended June 30, 2015. The decrease is primarily due to the favorable ceded premium ratio we experienced in 2015 and the significant increase in our loss ratio in 2016, as discussed below. The acquisition of ZAC was completed on March 21, 2016. ZAC’s second quarter earnings were included in our consolidated income statement resulting in a favorable impact to net income of approximately $4,024 for the six months ended June 30, 2016.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended June 30,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	33.5%	25.4%
Loss ratio	29.8%	26.7%
Expense ratio	22.4%	19.0%
Combined ratio	85.7%	71.1%

Ratios to Net Premiums Earned:
Loss ratio	44.8%	35.8%
Expense ratio	33.7%	25.5%
Combined ratio	78.5%	61.3%

Ceded premium ratio

Our ceded premium ratio increased to 33.5% for the three months ended June 30, 2016 compared to 25.4% for the three months ended June 30, 2015. The ceded premium ratio for the three months ended June 30, 2015 benefited significantly from large Citizens take-out activity in the fourth quarter of 2014 and first quarter of 2015 for which we incurred no additional reinsurance costs until June 1, 2015. Additionally, the 2016 reinsurance program, effective June 1, 2016, includes coverage for an increase in commercial residential policies and the addition of Zephyr and Heritage wind only policies, all of which have a higher ceded premium ratio. The ceded premium ratio for the month of June was 37.8% reflecting the cost of the new reinsurance program effective June 1, 2016.

Gross loss ratio

Our gross loss ratio increased to 29.8% for the three months ended June 30, 2016 compared to 26.7% for the three months ended June 30, 2015, primarily as a result of increased severity, or average cost per claim, due to current market conditions for Florida personal lines multi-peril business.

Net loss ratio

Our net loss ratio increased to 44.8% for the three months ended June 30, 2016 compared to 35.8% for the three months ended June 30, 2015, primarily as a result of the items discussed above and the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 22.4% for the three months ended June 30, 2016 compared to 19.0% for the three months ended June 30, 2015, primarily due to the larger Citizens take-out activity favorably impacting the prior year as referenced above, which has no acquisition costs until the policies renew onto our policy forms.

Net expense ratio

Our net expense ratio increased to 33.7% for the three months ended June 30, 2016 compared to 25.5% for the three months ended June 30, 2015, primarily as a result of the benefit of the Citizens depopulation program to the 2015 ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 85.7% for the three months ended June 30, 2016 compared to 71.1% for the three months ended June 30, 2015. Our combined ratio on a net basis increased to 78.5% for the three months ended June 30, 2016 compared to 61.3% for the three months ended June 30, 2015. The large variance is the result of the significant benefit to our ceded premium ratio and gross expense ratio for the three months ended June 30, 2015 from the much larger Citizens take-outs in the fourth quarter of 2014 and first quarter of 2015, for which there were no additional reinsurance costs when compared to the current quarter, and the much higher gross loss ratio in the three months ended June 30, 2016, as discussed above.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Six Months Ended June 30,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	31.8%	22.4%
Loss ratio	36.7%	26.3%
Expense ratio	22.0%	19.2%
Combined ratio	90.5%	67.9%

Ratios to Net Premiums Earned:
Loss ratio	53.8%	33.8%
Expense ratio	32.2%	24.7%
Combined ratio	86.0%	58.5%

Ceded premium ratio

Our ceded premium ratio increased to 31.8% for the six months ended June 30, 2016 compared to 22.4% for the six months ended June 30, 2015. The ceded premium ratio for the six months ended June 30, 2015 benefited significantly from large Citizens take-out activity in the fourth quarter of 2014 and first quarter of 2015 for which we incurred no additional reinsurance costs until June 1, 2015. Additionally, the 2016 reinsurance program, which was effective June 1, 2016, included coverage for an increase in commercial residential policies and the addition of Zephyr and Heritage wind only polices, all of which have a higher ceded premium ratio.

Gross loss ratio

Our gross loss ratio increased to 36.7% for the six months ended June 30, 2016 compared to 26.3% for the six months ended June 30, 2015, as a result of severe weather activity, primarily in the first quarter, unfavorable development on prior year loss reserves and current market conditions for Florida personal lines multi-peril business with respect to litigated and attorney represented claims.

Our net loss ratio increased to 53.8% for the six months ended June 30, 2016 compared to 33.8% for the six months ended June 30, 2015, primarily as a result of the items discussed above and the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 22.0% for the six months ended June 30, 2016 compared to 19.2% for the six months ended June 30, 2015, primarily due to the larger Citizens take-out activity favorably impacting the prior years as referenced above, which has no acquisition costs until the policies renew onto our policy forms.

Net expense ratio

Our net expense ratio increased to 32.2% for the six months ended June 30, 2016 compared to 24.7% for the six months ended June 30, 2015, primarily as a result of the increase in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 90.5% for the six months ended June 30, 2016 compared to 67.9% for the six months ended June 30, 2015. Our combined ratio on a net basis increased to 86.0% for the six months ended June 30, 2016 compared to 58.5% for the six months ended June 30, 2015. The large variance is the result of the significant benefit to our ceded premium ratio and gross expense ratio for the six months ended June 30, 2015 from the much larger Citizens take-outs in the fourth quarter of 2014 and first quarter of 2015, for which there were no additional reinsurance costs when compared to the current quarter, and the much higher gross loss ratio in the six months ended June 30, 2016 due to the severe weather activity and unfavorable prior year development.

Liquidity and Capital Resources

As of June 30, 2016, we had $142,952 of cash and cash equivalents, which primarily consisted of cash and money market accounts. Approximately $65,000 was used in July 2016 to pay reinsurance premium deposits. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs. We also had $18,644 in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of June 30, 2016, $12,600 was held in Osprey’s trust account and an additional $12,700 was collateralized with a letter of credit.

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

Cash Flows

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$104,273	$85,099	$19,174
Investing activities	(177,617)	(116,848)	(60,769)
Financing activities	(19,981)	2,994	(22,975)
Net decrease in cash and cash equivalents	$(93,325)	$(28,755)	$(64,570)

Operating Activities

Cash provided by operating activities increased to $104,273 for the six months ended June 30, 2016 compared to $85,099 for the six months ended June 30, 2015. The increase in cash provided by operating activities was primarily due to the growth in the number of policies.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $177,617 as compared to $116,848 for the comparable period of 2015. The increase in cash used in investing activities primarily relates to the payment of $111,907 for the acquisition of ZAC, net of cash acquired. In addition we purchased, net, additional investments of $64,197 during the period.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $19,981 as compared to cash provided by financing activities of $2,994 for the comparable period of 2015. The increase in cash used in is due primarily to the stock repurchase program in which 1,140,289 shares were repurchased and payment of dividends during for the six month period ended June 30, 2016. For the comparable period of 2015, we received proceeds from the exercise of stock options in the amount of $2,994.

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

Off-Balance Sheet Arrangements

We obtained a $12,700 irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2016 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2016 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$455,644	$(62,567)	(12)%
200 basis point increase	$476,499	$(41,712)	(8)%
100 basis point increase	$497,355	$(20,856)	(4)%
100 basis point decrease	$538,297	$20,086	4%
200 basis point decrease	$550,558	$32,347	6%
300 basis point decrease	$553,212	$35,001	7%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2016 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$149,117	29%	$150,898	29%
AA+	$48,612	10%	$49,674	10%
AA	$67,112	13%	$68,904	13%
AA-	$55,282	11%	$57,054	11%
A+	$49,371	10%	$50,855	10%
A	$45,764	10%	$46,807	10%
A-	$37,100	7%	$37,982	7%
BBB+	$36,261	7%	$37,196	7%
BBB	$11,918	2%	$12,177	2%
BBB-	$3,404	1%	$3,492	1%
BB+	$1,598	0%	$1,610	0%
BB	$317	0%	$324	0%
B	$321	0%	$309	0%
NA and NR	$914	0%	$929	0%
Total	$507,091	100%	$518,211	100%

Equity Price Risk

Our equity investment portfolio at June 30, 2016 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2016 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$4,843	14%
Energy	12,623	35%
Other	17,914	50%
Subtotal	$35,380	99%
Mutual Funds and ETF By type:
Equity	$210	1%
Total	$35,590	100%

Foreign Currency Exchange Risk

At June 30, 2016, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 8, 2016 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)

March 1 - March 31	612,300	$15.66	612,300	10,377,513
May 1 - May 31	213,355	$13.71	213,355	57,437,597
June 1 - June 30	314,634	$12.73	314,634	53,437,600
(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 8, 2016	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	By:	/s/ STEVEN MARTINDALE
Steven Martindale
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

10.1	Employment Agreement, dated April 28, 2016, between the Company and Steven Martindale (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.