Form 10-Q
period 2016-09-30
Heritage Insurance Holdings, Inc.
filed 2016-11-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on November 3, 2016 was 31,566,410.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	the potential for discontinuation of the Citizens depopulation program and our inability to select favorable Citizens policies to assume;
•	a lack of significant redundancy in our operations;
•	our exposure to catastrophic events;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	other risks and uncertainties described in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $509,184 and $370,967 in 2016 and 2015, respectively)	$517,573	$371,783
Equity securities, available for sale, at fair value (cost of $33,935 and $32,439 in 2016 and 2015, respectively)	32,205	28,313
Total investments	549,778	400,096
Cash and cash equivalents	130,835	236,277
Restricted cash	19,261	13,085
Accrued investment income	4,624	3,409
Premiums receivable, net	35,161	30,565
Prepaid reinsurance premiums	168,650	78,517
Income taxes receivable	5,280	—
Deferred income taxes	—	7,964
Deferred policy acquisition costs, net	42,129	34,800
Property and equipment, net	17,600	17,111
Intangibles, net	26,402	2,120
Goodwill	48,267	8,028
Other assets	5,727	5,426
Total Assets	$1,053,714	$837,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$125,695	$83,722
Unearned premiums	323,354	302,493
Reinsurance payable	177,867	60,210
Deferred income taxes	6,966	—
Income tax payable	—	2,092
Advance premiums	20,382	12,138
Accrued compensation	5,500	2,305
Other liabilities	16,706	17,885
Total Liabilities	676,470	480,845
Commitments and contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,141,744 shares issued and 29,016,744 outstanding at September 30, 2016 and 30,441,410 outstanding at December 31, 2015	3	3
Additional paid-in capital	206,240	202,628
Accumulated other comprehensive income (loss)	4,116	(2,033)
Treasury stock, at cost, 1,424,666 shares at September 30, 2016	(20,562)	—
Retained earnings	187,447	155,955
Total Stockholders' Equity	377,244	356,553
Total Liabilities and Stockholders' Equity	$1,053,714	$837,398

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Gross premiums written	$147,232	$148,993	$471,793	$418,558
Change in gross unearned premiums	17,464	(20,759)	8,483	(37,222)
Gross premiums earned	164,696	128,234	480,276	381,336
Ceded premiums	(63,141)	(45,873)	(163,461)	(102,640)
Net premiums earned	101,555	82,361	316,815	278,696
Net investment income	2,326	1,973	6,586	5,696
Net realized gains	1,119	1,946	1,762	1,827
Other revenue	4,306	2,964	10,988	7,241
Total revenue	109,306	89,244	336,151	293,460
EXPENSES:
Losses and loss adjustment expenses	53,906	35,791	169,663	102,239
Policy acquisition costs	22,597	15,512	61,478	40,858
General and administrative expenses	14,191	10,226	44,602	33,366
Total expenses	90,694	61,529	275,743	176,463
Income before income taxes	18,612	27,715	60,408	116,997
Provision for income taxes	7,682	10,902	23,688	44,728
Net income	$10,930	$16,813	$36,720	$72,269
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains (losses) on investments	(1,237)	(1,168)	11,773	(6,638)
Reclassification adjustment for net realized investment (gains) losses	(1,119)	(1,946)	(1,762)	(1,827)
Income tax benefit (expense) related to items of other comprehensive income (loss)	908	1,201	(3,862)	3,265
Total comprehensive income	$9,482	$14,900	$42,869	$67,069
Weighted average shares outstanding
Basic	29,213,222	30,177,633	29,742,984	29,952,668
Diluted	29,213,222	30,483,553	29,786,156	30,289,328
Earnings per share
Basic	$0.37	$0.56	$1.23	$2.41
Diluted	$0.37	$0.55	$1.23	$2.39

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Buy-back common shares of Company stock	(1,424,666)	—	—	—	(20,562)	—	(20,562)
Stock-based compensation	—	—	3,612	—	—	—	3,612
Dividends declared on common stock	—	—	—	(5,228)	—	—	(5,228)
Net unrealized change in investments, net of tax	—	—	—	—	—	6,149	6,149
Net income	—	—	—	36,720	—	—	36,720
Balance at September 30, 2016	29,016,744	$3	$206,240	$187,447	$(20,562)	$4,116	$377,244

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$1,723	$255,089
Stock-based compensation	—	—	1,873	—	—	1,873
Issuance of restricted common stock in connection with the acquisition of BRC Restoration	79,850	—	2,000	—	—	2,000
Exercise of stock options and warrants	410,600	—	6,369	—	—	6,369
Net unrealized change in investments, net of tax	—	—	—	—	(5,200)	(5,200)
Net income	—	—	—	72,269	—	72,269
Balance at September 30, 2015	30,285,410	$3	$198,584	$137,290	$(3,477)	$332,400

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2016	2015

OPERATING ACTIVITIES
Net income	$36,720	$72,269
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,612	1,873
Amortization of bond discount	5,924	4,688
Depreciation and amortization	6,075	926
Net realized gains	(1,762)	(1,827)
Deferred income taxes, net of acquired	11,069	3,445
Changes in operating assets and liabilities:
Accrued investment income	(1,215)	(665)
Premiums receivable, net	(3,194)	(6,561)
Restricted cash	(6,176)	(8,447)
Prepaid reinsurance premiums	(85,341)	(80,393)
Reinsurance premium payable	—	(14,398)
Income taxes receivable	(5,280)	(6,666)
Deferred policy acquisition costs, net	(7,329)	(8,124)
Other assets	225	(1,284)
Unpaid losses and loss adjustment expenses	41,973	22,976
Unearned premiums	(8,484)	37,222
Reinsurance payable	117,657	118,476
Income taxes payable	(2,092)	(12,808)
Accrued compensation	1,977	11,224
Advance premiums	6,153	7,923
Other liabilities	(10,917)	(22,311)
Net cash provided by operating activities	99,595	117,538
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	135,802	119,181
Purchases of investments available for sale	(203,091)	(201,885)
Acquisition of a business, net of cash acquired	(110,319)	(6,000)
Proceeds from sale of investment in mortgage loan	—	6,849
Cost of property and equipment acquired	(1,639)	(1,263)
Net cash used in investing activities	(179,247)	(83,118)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	6,369
Dividends	(5,228)	—
Purchase of treasury stock	(20,562)	—
Net cash (used in) provided by financing activities	(25,790)	6,369

(Decrease) Increase in cash and cash equivalents	(105,442)	40,789
Cash and cash equivalents at beginning of period	236,277	160,481
Cash and cash equivalents at end of period	$130,835	$201,270
Supplemental Cash Flows Information:
Income taxes paid, net	$27,912	$61,200
Issuance of shares for consideration in the acquisition of a business	$—	$2,000

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except per share and share amounts, unless otherwise indicated)

NOTE 1. BASIS OF PRESENTATION

Basis of Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiary; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

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

The condensed consolidated financial information included herein as of and for the three and nine months ended September 30, 2016 and 2015 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and nine months ended September 30, 2016 and 2015 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2015 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015.

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

In August 2016, the Financial Accounting Standards Board issued (“FASB”) ASC 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASC 2016-15 is a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This updated is effective on January 1, 2018, and will require adoption on a retrospective basis. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”), ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (ASU 2016-13), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02), which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. The Company is evaluating the impact of the new guidance on its consolidated financial statements.

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

There are no other recently issued accounting standards that apply to the Company or that are expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

NOTE 3. ACQUISITION

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110,319, net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that only cover the peril of the windstorm-hurricane insurance policies. This acquisition furthers the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

The transaction was accounted for using the acquisition method of accounting. The valuations of assets acquired and liabilities assumed are based on preliminary estimates of fair value and are subject to revision as the Company finalizes its analysis. The results of operations of ZAC have been included in the Company’s condensed consolidated financial statements since the date of acquisition. The acquisition method requires significant use of estimates and is based on the information available to management at the time these condensed consolidated financial statements were prepared. As the acquisition was recently completed, the Company has not yet completed its assessment of the fair value of the intangible assets acquired, nor the related amortization expense applicable to definite-lived intangible assets during the period between the acquisition date and period end. As such, the total estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as goodwill and identified intangible assets. Goodwill is not deductible for tax purposes and will not be amortized, but is subject to annual impairment tests using a fair-value based approach. The Company is entitled to a holdback provision, for purposes of securing the indemnification obligation of the sellers for any damages arising out of or relating to a previous dispute should one arise. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following allocation of the purchase price, before income taxes, is subject to adjustments during the measurement period:

Purchase Consideration
Cash, net of cash acquired	$110,319

Assets acquired
Investments	$76,543
Premiums and agent's receivable	1,403
Other assets	526
Prepaid reinsurance premiums	4,792
Intangible assets – value of business acquired	5,004
Intangible assets	24,203
Total assets acquired	$112,471
Total liabilities assumed	$(42,391)

Net assets acquired	$70,080
Goodwill	40,239
Total purchase price	$110,319

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$109,306	$100,709	$344,972	$320,905
Net income	$10,930	$20,982	$38,673	$80,886
Basic, earnings per share	$0.37	$0.70	$1.33	$2.70
Diluted, earnings per share	$0.37	$0.69	$1.33	$2.67

Our consolidated results of operations include the results of ZAC since the acquisition date. ZAC’s revenues and pre-tax net income included in our results of operations since the acquisition for the three months ended September 30, 2016 were $8,985 and $4,566, respectively, and for the nine months ended September 30, 2016, $19,347 and $11,073, respectively. For the three and nine months ended September 30, 2016, income before taxes included $2,016 and $4,780, respectively, of amortization expense related to the identified intangible assets recorded as a result of the acquisition.

NOTE 4. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2016 and December 31, 2015:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
U.S. government and agency securities	$27,473	$316	$7	27,782
States, municipalities and political subdivisions	284,949	4,815	124	289,640
Special revenue	56,957	438	185	57,210
Industrial and miscellaneous	136,392	3,053	30	139,415
Redeemable preferred stocks	3,413	124	11	3,526
Total fixed maturities	509,184	8,746	357	517,573
Nonredeemable preferred stocks	14,439	661	57	15,043
Equity securities	19,496	1,209	3,543	17,162
Total equity securities	33,935	1,870	3,600	32,205
Total investments	$543,119	$10,616	$3,957	$549,778

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	$25,474	$16	$387	$25,103
States, municipalities and political subdivisions	184,145	2,107	137	186,115
Special revenue	42,593	19	204	42,408
Industrial and miscellaneous	115,313	294	932	114,675
Redeemable preferred stocks	3,442	61	21	3,482
Total fixed maturities	370,967	2,497	1,681	371,783
Nonredeemable preferred stocks	12,443	338	43	12,738
Equity securities	19,996	398	4,819	15,575
Total equity securities	32,439	736	4,862	28,313
Total investments	$403,406	$3,233	$6,543	$400,096

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2016 and 2015.

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended September 30,
Fixed maturities	$1,091	$17,301	$1,200	$62,412
Equity securities	289	1,739	826	15,949
Total realized gains	1,380	19,040	2,026	78,361
Fixed maturities	(232)	575	(75)	5,948
Equity securities	(29)	445	(5)	328
Total realized losses	(261)	1,020	(80)	6,276
Net realized gains	$1,119	$20,060	$1,946	$84,637

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Nine Months Ended September 30,
Fixed maturities	$2,668	$166,350	$1,237	$66,513
Equity securities	46	7,855	716	20,581
Total realized gains	2,714	174,205	1,953	87,094
Fixed maturities	(66)	12,973	(116)	11,219
Equity securities	(886)	2,948	(10)	2,196
Total realized losses	(952)	15,921	(126)	13,415
Net realized gains	$1,762	$190,126	$1,827	$100,509

The table below summarizes the Company’s fixed maturities at September 30, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$70,683	14%	$70,696	14%
Due after one year through five years	177,559	35%	178,915	34%
Due after five years through ten years	165,557	32%	169,966	33%
Due after ten years	95,385	19%	97,996	19%
Total	$509,184	100%	$517,573	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Fixed maturities	$2,338	$1,936	$6,368	$5,254
Equity securities	495	439	1,465	1,292
Cash, cash equivalents and short-term investments	79	150	215	361
Other investments	14	67	(96)	128
Net investment income	2,926	2,592	7,952	7,035
Investment expenses	600	619	1,366	1,339
Net investment income, less investment expenses	$2,326	$1,973	$6,586	$5,696

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the nine months ended September 30, 2016 and 2015. In addition, there were no material gross realized gains or losses in the nine months ended September 30, 2016 and 2015.

The following tables present an aging of our unrealized investment losses by investment class as of September 30, 2016 and December 31, 2015:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2016
U.S. government and agency securities	13	$7	$7,815	1	$—	$38
States, municipalities and political subdivisions	111	116	62,818	2	8	1,492
Special revenue	30	23	6,623	4	7	1,972
Industrial and miscellaneous	82	157	12,402	13	27	2,215
Redeemable preferred stocks	8	5	384	1	6	212
Total fixed maturities	244	308	90,042	21	48	5,929
Nonredeemable preferred stocks	138	35	2,165	5	22	324
Equity securities	52	304	2,848	126	3,240	8,066
Total equity securities	190	339	5,013	131	3,262	8,390
Total investments	434	$647	$95,055	152	$3,310	$14,319

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	19	$385	$19,849	2	$3	$397
States, municipalities and political subdivisions	14	50	10,979	1	3	164
Special revenue	141	870	73,312	5	61	1,318
Industrial and miscellaneous	134	279	60,203	10	9	1,646
Redeemable preferred stocks	9	21	950	—	—	—
Total fixed maturities	317	1,605	165,293	18	76	3,525
Nonredeemable preferred stocks	19	29	1,560	5	14	250
Equity securities	48	2,975	8,416	20	1,844	2,680
Total equity securities	67	3,004	9,976	25	1,858	2,930
Total investments	384	$4,609	$175,269	43	$1,934	$6,455

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

For the Company’s investments in U.S government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair value from its third-party valuation service and evaluates the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in its calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the nine months ended September 30, 2016 and the year ended December 31, 2015, there were no transfers in or out of Levels 1, 2 and 3.

September 30, 2016	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$27,782	$766	$27,016	$—
States, municipalities and political subdivisions	289,640	—	289,640	—
Special revenue	57,210	23,947	33,263	—
Industrial and miscellaneous	139,415	—	139,415	—
Redeemable preferred stocks	3,526	3,526	—	—
Total fixed maturities investments	517,573	28,239	489,334	—
Nonredeemable preferred stocks	15,043	15,043	—	—
Equity securities	17,162	17,162	—	—
Total equity securities	32,205	32,205	—	—
Total investments	$549,778	$60,444	$489,334	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificates of deposit (1)	$3,300	$3,300	$—	$—
Fixed maturities investments:
U.S. government and agency securities	25,103	22,361	2,742	—
States, municipalities and political subdivisions	186,115	—	186,115	—
Special revenue	42,408	—	42,408	—
Industrial and miscellaneous	114,675	—	114,675	—
Redeemable preferred stocks	3,482	3,482	—	—
Total fixed maturities investments	375,083	29,143	345,940	—
Nonredeemable preferred stocks	12,738	12,738	—	—
Equity securities	15,575	15,575	—	—
Total equity securities	28,313	28,313	—	—
Total investments	$403,396	$57,456	$345,940	$—

(1)	Includes commercial paper with maturities of three months or less at time of purchase of $3,300 classified in cash and cash equivalents.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Land	$2,582	$2,582
Building	10,301	9,599
Computer hardware and software	3,132	2,502
Office furniture and equipment	759	634
Tenant and leasehold improvements	3,330	3,300
Vehicle fleet	845	693
Total, at cost	20,949	19,310
Less: accumulated depreciation and amortization	3,349	2,199
Property and equipment, net	$17,600	$17,111

Depreciation expense for property and equipment was $797 and $1,150 for the three and nine months ended September 30, 2016, respectively. The Company’s real estate consists of 14 acres of land and four buildings with a gross area of approximately 191 square feet.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

As of September 30, 2016 and December 31, 2015 goodwill was $48,267 and $8,028, respectively, and intangible assets were $26,402 and $2,120, respectively. The increase in goodwill and intangible assets reflects the goodwill and intangible assets recorded in connection with the Zephyr acquisition. The preliminary purchase price allocation to goodwill and intangible assets has not been finalized and is subject to change. As of September 30, 2016, the amount of goodwill that we expect to be deductible for income tax purposes is $8,028. The Company has estimated the useful life of the value of business acquired (see Note 3) to be one year and is amortizing the balance based on the remaining percentage of acquired unearned premium from Zephyr. The Company has estimated the useful life of the other intangible assets to range between 10-15 years and is currently amortizing at an average of 12.5 years until the finalization of the purchase price allocation is completed and the useful lives have been finalized.

Goodwill
(in thousands)
Balance as of December 31, 2015	$8,028
Goodwill acquired	40,239
Impairment	—
Balance as of September 30, 2016	$48,267

Estimated annual pretax amortization of intangible assets for the remainder of 2016 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2016	$931
2017	2,435
2018	2,128
2019	2,128
2020	2,116
2021	2,104
Thereafter	14,560
$26,402

Amortization expense of intangible assets was $2,061 and $4,924 for the three and nine months ended September 30, 2016, respectively. The Company recorded no amortization expense for the three and nine months ended September 30, 2015.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income attributable to common stockholders (000's)	$10,930	$16,813	$36,720	$72,269
Weighted average shares outstanding	29,213,222	30,177,633	29,742,984	29,952,668
Basic earnings per share:	$0.37	$0.56	$1.23	$2.41

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$10,930	$16,813	$36,720	$72,269
Weighted average shares outstanding	29,213,222	30,177,633	29,742,984	29,952,668
Weighted average dilutive shares	-	305,920	43,172	336,660
Total weighted average dilutive shares	29,213,222	30,483,553	29,786,156	30,289,328
Diluted earnings per share:	$0.37	$0.55	$1.23	$2.39

As of September 30, 2016, the Company has repurchased 1,424,666 shares of the Company’s stock in open market transactions for $20,562. As of September 30, 2016, the Company had $49,438 remaining to purchase shares under its authorized $70,000 share repurchase plan.

NOTE 9. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Beginning Balance	$42,568	$31,948	$34,800	$24,370
Policy acquisition costs deferred	22,158	16,058	68,807	48,982
Amortization	(22,597)	(15,512)	(61,478)	(40,858)
Ending Balance	$42,129	$32,494	$42,129	$32,494

NOTE 10. INCOME TAXES

During the nine months ended September 30, 2016 and 2015, the Company recorded $23,688 and $44,728, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 39.2% and 38.2%, respectively.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	September 30, 2016	December 31, 2015
	(in thousands)
Deferred tax assets:
Unearned premiums	$17,772	$17,979
Tax-related discount on loss reserve	1,766	1,140
Unrealized loss	—	1,617
Stock-based compensation	2,828	1,277
Other	1,705	256
Total deferred tax assets	$24,071	$22,269
Deferred tax liabilities:
Deferred acquisition costs	$15,664	$13,424
Unrealized gain	2,542	—
Investment basis difference on purchase	840	—
Intangibles	10,224	—
Property and equipment	477	473
Other	1,290	408
Total deferred tax liabilities	31,037	14,305
Net deferred tax (liabilities) assets	$(6,966)	$7,964

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

As of September 30, 2016 and December 31, 2015, we had no significant uncertain tax positions.

NOTE 11. REINSURANCE

The Company’s reinsurance program is designed, utilizing the Company’s risk management methodology, to address its exposure to catastrophes or large non-catastrophic losses. The Company’s program provides reinsurance protection for catastrophes including hurricanes, tropical storms and tornadoes. The Company’s reinsurance agreements are part of its catastrophe management strategy, which is intended to provide its stockholders an acceptable return on the risks assumed in its property business, and to reduce variability of earnings, while providing protection to the Company’s policyholders.

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs are incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”).Coverage is shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3.0 billion.

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

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. Heritage P&C and Zephyr pay a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C and Zephyr under the reinsurance agreements. The Class D notes provide $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C and Zephyr. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provides $150 million of coverage immediately below 2015 Class A, and the second contract provides an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $35 million of losses and loss adjustment expenses, of which Osprey was responsible for $20 million. For a second event, Heritage P&C’s primary retention decreased to $5 million and Osprey is responsible for $10 million. To the extent that there is reinsurance coverage remaining, Heritage P&C has a $5 million primary retention for events beyond the second catastrophic event. Osprey had no primary retention beyond the second catastrophic event.

•

Layers Below FHCF. Immediately above the Company’s retention, the Company purchased $440 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $440 million or a portion thereof was exhausted in a first catastrophic event, the Company had purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage. A portion of this coverage wrapped around the FHCF and provided coverage alongside and above the FHCF.

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

•

CAT Bond Layer above the FHCF. Immediately above the FHCF layer had the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re. The Citrus Re 2015 Class A notes provided up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes was provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage and the second contract provided an additional $50 million of coverage.

•

Aggregate Coverage. In addition to the layers described above, the Company also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.648 billion for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

For a first catastrophic event, our 2015-2016 reinsurance program provided coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and were responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have had coverage remaining from layers that were not previously fully exhausted. We also purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events. In total, we purchased $2.3 billion of reinsurance coverage, including our retention, for multiple catastrophic events for the 2015-2016 hurricane season.

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

•

CAT Bond Layer. Immediately above the FHCF layer was the coverage provided by the reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage and the second contract provided an additional $50 million of coverage. Osprey provided $25 million of coverage alongside the second contract.

•

Aggregate Coverage. In addition to the layers described above, the Company purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825.0 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events. Osprey provided $20 million of protection in the layer above $940 million.

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

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Premium written:
Direct	$147,691	$115,876	$463,778	$352,162
Assumed	(459)	33,117	8,015	66,396
Ceded	(5,164)	(611)	(248,823)	(183,033)
Net premium written	$142,068	$148,382	$222,970	$235,525
Change in unearned premiums:
Direct	$8,538	$(11,996)	$(32,143)	$(82,979)
Assumed	8,926	(8,763)	40,626	45,757
Ceded	(57,977)	(45,262)	85,362	80,393
Net change	$(40,513)	$(66,021)	$93,845	$43,171
Premiums earned:
Direct	$156,229	$103,880	$431,635	$269,183
Assumed	8,467	24,354	48,641	112,153
Ceded	(63,141)	(45,873)	(163,461)	(102,640)
Net premiums earned	$101,555	$82,361	$316,815	$278,696
Losses and LAE incurred:
Direct	$59,381	$25,266	$141,181	$68,269
Assumed	(3,753)	10,525	30,208	33,970
Ceded	(1,722)	—	(1,726)	—
Net losses and LAE incurred	$53,906	$35,791	$169,663	$102,239

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	September 30, 2016	December 31, 2015
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$96,604	$60,223
Assumed	30,155	23,499
Gross unpaid losses and LAE	126,759	83,722
Ceded	(1,064)	—
Net unpaid losses and LAE	$125,695	$83,722
Unearned premiums:
Direct	$320,241	$258,754
Assumed	3,113	43,739
Gross unearned premiums	323,354	302,493
Ceded	(168,650)	(78,517)
Net unearned premiums	$154,704	$223,976

NOTE 12. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$117,485	$61,846	$83,722	$51,469
Less: reinsurance recoverable on paid losses	—	—	—	—
Net balance, beginning of period	117,485	61,846	83,722	51,469
Incurred related to:
Current year	50,746	38,258	152,372	109,070
Prior years	3,160	(2,467)	17,291	(6,831)
Total incurred	53,906	35,791	169,663	102,239
Paid related to:
Current year	33,330	18,721	71,383	55,399
Prior years	12,366	4,471	56,307	23,864
Total paid	45,696	23,192	127,690	79,263
Net balance, end of period	125,695	74,445	125,695	74,445
Plus: reinsurance recoverable on unpaid losses	—	—	—	—
Balance, end of period	$125,695	$74,445	$125,695	$74,445

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

The Company’s losses incurred during the nine months ended September 30, 2016 and 2015 reflect a prior year deficiency of $17,291 and a redundancy of $6,831, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. All of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

NOTE 13. OTHER LIABILITIES

At September 30, 2016 and December 31, 2015, other liabilities included approximately $2,926 and $4,920, respectively, related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program. Also, included in other liabilities for the periods ended September 30, 2016 and December 31, 2015 was $4,550 and $5,793 for commissions payable, $4,220 and $3,919 for accounts payable and other payables, and $5,010 and $3,253 for taxes, remittances and items not allocated and unearned revenue, respectively.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net income of $24 for the nine months ended September 30, 2016 and statutory net income of $45,000 for the year ended December 31, 2015.The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C and Zephyr are required to maintain capital and surplus equal to the greater of $15,000 or 10% of their respective liabilities. The Company’s combined statutory surplus was $277,148 and $216,600 at September 30, 2016 and December 31, 2015, respectively. State law also requires the Company’s insurance subsidiary to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance.

In 2014, the Florida legislature passed Senate Bill 1308, which was signed into law by the Governor. Among other things, this bill incorporates the National Association of Insurance Commissioners; (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the new law permits the FLOIR to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures with regard to enterprise risk, which are satisfied by the provision of related information filed with the SEC. This legislation was designed to bolster regulation for insurer solvency and governance and became effective January 1, 2015.

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2016 and 2015.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the nine month period ended September 30, 2016 and 2015, the Company paid the management service company approximately $86 and $94, respectively.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the nine months ended September 30, 2016 and 2015, the Company’s contributions to the plan on behalf of the participating employees were $408 and $203, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the nine months ended September 30, 2016 and 2015, the Company incurred medical premium costs in the aggregate of $1,535 and $897, respectively. The Company also recorded approximately $472 as unpaid claims as of December 31, 2015. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1,500 which would provide up to $1,000 of coverage. Any excess of the $1,500 retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 18. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2016, the Company had 29,016,744 shares of common stock outstanding, 1,424,666 treasury shares of common stock and 1,125,000 unvested restricted common stock issued reflecting total paid-in capital of $206,240 as of such date.

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

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20,000 of the Company’s common stock. The stock repurchase program expires December 31, 2016. The Company purchased 612,300 shares at a total cost of $9,635 during the three months ended March 31, 2016, through open market or private transactions. The Company purchased an additional 527,989 shares at a cost of $6,927 during the three months ending months ended June 30, 2016, through open market or private transactions. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50,000 of the Company’s common stock through on December 31, 2017.  The Company purchased an additional 284,377 shares at a cost of $4,000 during the three months ended September 30, 2016, through open market or private transactions.

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

On May 4, 2016, the Company announced a second quarter dividend of $0.06 per share payable on July 1, 2016, to stockholders of record as of the close of business on June 15, 2016. On August 3, 2016, the Company announced a third quarter dividend of $0.06 per share payable on October 3, 2016 to stockholders of record as of the close of business on September 15, 2016. During the nine months ended September 30, 2016 and the year ended December 31, 2015, dividends charged to retained earnings were $5,228 and $1,578, respectively.

NOTE 19. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”), which became effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At September 30, 2016 and December 31, 2015, there were 170,814 shares available for grant under the Plan.

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

Stock Options and Restricted Stock

Stock Options

A summary of information related to stock options and restricted stock outstanding at September 30, 2016 is as follows:

	Options	Weighted - Average Grant Date Fair Value
Balance at December 31, 2015	1,149,923	$2.99
Granted	—
Exercised	—
Balance at September 30, 2016	1,149,923	$2.99
Vested and exercisable as of September 30, 2016	1,149,923	$2.99

The Company had approximately $0 and $25 of unrecognized stock compensation expense at September 30, 2016 and 2015, respectively, related to unvested stock-based compensation granted. The Company recognized approximately $0 and $1,900 of compensation expense during the nine months ended September 30, 2016 and 2015, respectively.

Stock-based compensation costs for restricted grants is measured based on the closing fair market value of our common stock on the date of grant. The Company recognizes stock-based compensation costs over the award’s requisite service period on a straight-line basis for time-based restricted stock grants.

Restricted Stock

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Unvested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	—	—
Canceled and forfeited	—	—
Unvested at September 30, 2016	1,125,000	$21.40

The Company recognized $3,612 of compensation expense during the nine months ended September 30, 2016. The Company had approximately $19,715 of unrecognized stock compensation expense at September 30, 2016 related to unvested compensation, which the Company expects to recognize ratably over the period of 4.2 years. The Company did not have any compensation expense for the comparable period for 2015 relating to restricted stock.

NOTE 20. SUBSEQUENT EVENTS

On November 8, 2016, the Company announced that its Board of Directors has declared a quarterly cash dividend on the Company’s common stock of $0.06 per share. The fourth quarter dividend of $0.06 per share is payable on January 4, 2017 to stockholders of record as of December 15, 2016. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

During the fourth quarter of 2016, Hurricane Matthew impacted Florida and North Carolina where the Company writes property insurance. The Company has been working diligently to address claims of insureds that were impacted by the storm. To date, the Company has received approximately 2,500 claims related to Hurricane Matthew and now expect to incur pre-tax catastrophe losses of approximately $30,000 during the fourth quarter of 2016. Heritage does not expect to incur its full retention of $40,000.

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

(In thousands, except share and per share data, unless otherwise indicated)

Financial Results Highlights for the Nine Months Ended September 30, 2016

•

Approximately 327,000 policies in-force at September 30, 2016, of which approximately 54% were assumed from Citizens, 6% were assumed from SSIC, 17% were from voluntary sales and 23% were acquired in connection with the Zephyr acquisition

•	Gross premiums written of $471,793 and total revenue of $336,151
•	Net premiums earned of $316,815
•	Net income of $36,720
•	Combined ratio of 91.4% on a gross basis and 87.0% on a net basis
•	Cash, cash equivalents and investments of $680,613, with total assets of $1,053,714

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2016, we reassessed our critical accounting policies and estimates as disclosed within our 2015 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
REVENUE:
Gross premiums written	147,232	148,993	471,793	418,558
Change in gross unearned premiums	17,464	(20,759)	8,483	(37,222)
Gross premiums earned	164,696	128,234	480,276	381,336
Ceded premiums	(63,141)	(45,873)	(163,461)	(102,640)
Net premiums earned	101,555	82,361	316,815	278,696
Net investment income	2,326	1,973	6,586	5,696
Net realized gains	1,119	1,946	1,762	1,827
Other revenue	4,306	2,964	10,988	7,241
Total revenue	$109,306	$89,244	$336,151	$293,460

EXPENSES:
Losses and loss adjustment expenses	53,906	35,791	169,663	102,239
Policy acquisition costs	22,597	15,512	61,478	40,858
General and administrative expenses	14,191	10,226	44,602	33,366
Total expenses	90,694	61,529	275,743	176,463
Income before income taxes	18,612	27,715	60,408	116,997
Provision for income taxes	7,682	10,902	23,688	44,728
Net income	$10,930	$16,813	$36,720	$72,269

Earnings per share
Basic	$0.37	$0.56	$1.23	$2.41
Diluted	$0.37	$0.55	$1.23	$2.39

Selected Other Data
Book value per share	$13.00	$10.98	$13.00	$10.98
Growth in book value per share	18.4%	41.0%	18.4%	41.0%
Return on average equity	11.7%	20.9%	20.0%	32.8%

Comparison of the Three Months Ended September 30, 2016 and 2015

(In thousands, except share and per share data, unless otherwise indicated)

Revenue

Gross premiums written

Gross premiums written decreased to $147,232 for the three months ended September 30, 2016 as compared to $148,993 for the three months ended September 30, 2015. The decrease in gross premiums written relates primarily to the significant assumption of policies from Citizens in the third quarter 2015 totaling approximately $33,000, whereas the Company did not assume policies in the third quarter of 2016. The decrease was partially offset by the inclusion of Zephyr premiums of approximately $15,666. The assumed business is deemed new written premium at the assumption date whereas renewal of those policies is recorded as written premium at the renewal date.  Gross premiums written by state for the quarter was $128,068 from Florida, $15,666 from Hawaii, $3,300 from North Carolina and $198 from South Carolina.  Of our $147,232 gross premiums written for the three months ended September 30, 2016, $147,691 represents direct premiums written, offset by a $459 reduction for cancelled assumed premiums written.  Personal residential business accounted for $130,677 and commercial residential accounted for $16,555 of the total gross premiums written for the three months ended September 30, 2016.

The Company did not assume policies from Citizens during the three months ended September 30, 2016 as compared to $33,000 in assumed premium for the same period last year. The late opt-out activity and cancellations from prior quarter assumptions resulted in negative assumed premiums for the quarter of $459.

Gross premiums earned

Gross premiums earned increased to $164,696 for the three months ended September 30, 2016 as compared to $128,234 for the three months ended September 30, 2015. The increase relates to a greater amount of Florida and new states personal residential premium in force and Florida commercial residential premium in force from Heritage P&C of $136,306 coupled with $58,037 of premium in force from Zephyr.

  Ceded premiums

Ceded premiums increased to $63,141 for the three months ended September 30, 2016 as compared to $45,873 for the three months ended September 30, 2015. The increase in ceded premiums correlates to the increase in policies in force, including an increase in Florida commercial residential business and the addition of Florida and Hawaii wind only policies, which have a higher cost of reinsurance, partially offset by reinsurance synergies on the combined multistate program.

On June 1, 2016, we placed a new catastrophe reinsurance program for the 2016 hurricane season, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Due to our significant growth, including commercial residential and wind only business in Florida and the acquisition of ZAC in Hawaii, we purchased approximately $3.0 billion of total coverage compared to approximately $2.2 billion of total coverage in 2015. The cost of the catastrophe coverage for the 2016 program was approximately $244,000 compared to $177,000 for the 2015 program. The costs of the annual reinsurance are amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the quarter ended September 30, 2016 are significantly higher than in the third quarter of 2015.

Net premiums earned

Net premiums earned increased to $101,555 for the three months ended September 30, 2016 as compared to $82,361 for three months ended September 30, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the three months ended September 30, 2016 as compared to the same period in 2015, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, decreased to $3,445 for the three months ended September 30, 2016 as compared to $3,919 for the three months ended September 30, 2015. The change in net investment income is due to a decrease in net realized gains from the invested assets offset by the investment income gains from the inclusion of ZAC’s portfolio.

Other revenue

Other revenue increased to $4,306 for the three months ended September 30, 2016 as compared to $2,964 for the three months ended September 30, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our growing portfolio of policies including the renewal of policies previously assumed from Citizens. Policy fees are earned on all voluntary and assumed business once the policy renews.

Total revenue

Total revenue increased to $109,306 for the three months ended September 30, 2016 as compared to $89,244 for the three months ended September 30, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned resulting from the significant increase in the number of policies in force as compared to the same period in the prior year, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $53,906 for the three months ended September 30, 2016 as compared to $35,791 for the three months ended September 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the premiums in force between the respective periods coupled with an increase in the loss ratio of 4.8 points. Losses and loss adjustment expenses for the three months ended September 30, 2016 includes losses paid of $45,696 and an $8,210 increase in unpaid losses and loss adjustment expenses, including the addition of $3,500 of IBNR reserves. As of September 30, 2016, we reported $125,695 in unpaid losses and loss adjustment expenses which included $73,402 attributable to IBNR, or 58% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased to $22,597 for the three months ended September 30, 2016 as compared to $15,512 for the three months ended September 30, 2015. The increase is primarily attributable to agent commission and premium associated with the increase in new and renewed policies. The inclusion of the Zephyr business added $3,101 for the three months ended September 30, 2016 compared to $0 for the comparable period for 2015.

General and administrative expenses

General and administrative expenses increased to $14,191 for the three months ended September 30, 2016 as compared to $10,226 for the three months ended September 30, 2015. The increase was due primarily to expenses associated with infrastructure growth, and $1,359 of general and administrative expenses for the quarter attributable to ZAC.

Provision for income taxes

Provision for income taxes was $7,682 and $10,902 for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 41.3% and 39.3%, respectively. The effective tax rate for both periods was impacted by our reconciliation of the income tax provision to the related filed tax return.

Net income

Our results of operations for the three months ended September 30, 2016 reflect net income of $10,930, or $0.37 per diluted common share, compared to net income of $16,813, or $0.55 per diluted common share, for the three months ended September 30, 2015. The decrease is primarily due to the favorable ceded premium ratio we experienced in 2015 and the increase in our loss ratio in 2016, as discussed below. The acquisition of ZAC was completed on March 21, 2016. ZAC’s third quarter earnings were included in our condensed consolidated statements of income and other comprehensive income.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue

Gross premiums written

Gross premiums written increased to $471,793 for the nine months ended September 30, 2016 as compared to $418,558 for the nine months ended September 30, 2015. The increase in gross premiums written was due to the renewal of a significant number of personal and commercial policies previously assumed from Citizens, the addition of policies from the ZAC acquisition and the growing number of new voluntary policies written. Of our $471,793 gross premiums written for the nine months ended September 30, 2016, $463,778 represents direct premiums written and $8,015 represents assumed premiums written. Personal residential business accounted for $387,567 and commercial residential $84,226 of the total gross premiums written for the nine months ended September 30, 2016.

Gross premiums earned

Gross premiums earned increased to $480,276 for the nine months ended September 30, 2016 as compared to $381,336 for the nine months ended September 30, 2015. Our premiums in force as of September 30, 2016 and September 30, 2015 were approximately $645,900 and $542,100, respectively, and this increase had a favorable impact on our gross premiums earned.

Ceded premiums

Ceded premiums increased to $163,461 for the nine months ended September 30, 2016 as compared to $102,640 for the nine months ended September 30, 2015. The increase in ceded premiums reflects the increase in premiums in force, which includes an increase in Florida commercial residential business and the addition of Florida and Hawaii wind only policies, which have a higher cost of reinsurance.

On June 1, 2016, we placed a new catastrophe reinsurance program for the 2016 hurricane season, as described in Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Due to our significant growth, including commercial residential and wind only business in Florida and the acquisition of ZAC in Hawaii, we purchased approximately $3.0 billion of total coverage compared to approximately $2.2 billion of total coverage in 2015. The cost of the catastrophe coverage for the 2016 program was approximately $244,000 compared to $177,000 for the 2015 program. The costs of the annual reinsurance are amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the nine months ended September 30, 2016 are significantly higher than the nine months ended September 30, 2015.

Net premiums earned

Net premiums earned increased to $316,815 for the nine months ended September 30, 2016 as compared to $278,696 for the nine months ended September 30, 2015. The increase in net premiums earned is primarily attributable to the increase in the number of policies in force during the nine months ended September 30, 2016 as compared to the same period in 2015, partially offset by the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $8,348 for the nine months ended September 30, 2016 as compared to $7,523 for the nine months ended September 30, 2015. The increase in net investment income is due to the significant increase in invested assets from $400,096 at September 30, 2015 to $549,778 at September 30, 2016. The increase resulted primarily from policy growth and the inclusion of the investments from ZAC’s portfolio.

Other revenue

Other revenue increased to $10,988 for the nine months ended September 30, 2016 as compared to $7,241 for the nine months ended September 30, 2015. The increase in other revenue is primarily attributable to the policy fees generated by our larger portfolio of new and renewed policies.

Total revenue

Total revenue increased to $336,151 for the nine months ended September 30, 2016 as compared to $293,460 for the nine months ended September 30, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned resulting from the significant increase in the number of policies in force throughout the nine months ended September 30, 2016 as compared to the same period in the prior year, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased to $169,663 for the nine months ended September 30, 2016 as compared to $102,239 for the nine months ended September 30, 2015. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods coupled with approximately $17,291 of unfavorable development on prior year reserves and an increase in our loss ratio. Losses and loss adjustment expenses for the nine months ended September 30, 2016 include losses paid of $128,425 and a $14,688 increase in unpaid losses and loss adjustment expenses, including the addition of $26,550 of IBNR reserves. As of September 30, 2016, we reported $125,695 in unpaid losses and loss adjustment expenses which included $73,402 attributable to IBNR, or 58.3% of total reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred during the nine months ended September 30, 2016 and 2015 reflect a prior year deficiency of $17,291 and a redundancy of $6,831, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. All of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). At December 31, 2015, we estimated that the personal lines ultimate loss and LAE ratio, which includes the associated IBNR would be 34.5% for the loss (accident) year 2015. As of September 30, we have revised the estimated personal lines ultimate loss ratio to be 38.8% for the loss year 2015, based on the re-estimation of IBNR, a 4.3 percentage point increase.

Policy acquisition costs

Policy acquisition costs increased to $61,478 for the nine months ended September 30, 2016 as compared to $40,858 for the nine months ended September 30, 2015. The increase is primarily attributable to agent commission and premium tax associated with the increase in new and renewal policies. Additionally, the inclusion of the Zephyr business beginning March 21, 2016 added $5,688 of policy acquisition costs during the period.

General and administrative expenses

General and administrative expenses increased to $44,602 for the nine months ended September 30, 2016 as compared to $33,366 for the nine months ended September 30, 2015. The increase was due primarily to expenses associated with infrastructure growth. The acquisition of ZAC added $2,628 of general and administrative expenses.

Provision for income taxes

Provision for income taxes was $23,688 and $44,728 for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate for the nine months ended September 30, 2016 and 2015 was 39.2% and 38.2%, respectively.

Net income

Our results of operations for the nine months ended September 30, 2016 reflect net income of $36,720, or $1.23 earnings per diluted common share, compared to net income of $72,269 or $2.39 earnings per diluted common share, for the nine months ended September 30, 2015. The decrease is primarily due to the favorable ceded premium ratio we experienced in 2015 related to depopulation activity in 2014 and 2015, coupled with the increase in our loss ratio in 2016, as previously discussed above. The acquisition of ZAC was completed on March 21, 2016. ZAC’s earnings were included in our condensed consolidated statements of income and other comprehensive income.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended September 30,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	38.4%	35.8%
Loss ratio	32.7%	27.9%
Expense ratio	22.3%	20.1%
Combined ratio	93.4%	83.8%

Ratios to Net Premiums Earned:
Loss ratio	53.1%	43.5%
Expense ratio	36.2%	31.3%
Combined ratio	89.3%	74.8%

Ceded premium ratio

Our ceded premium ratio increased to 38.4% for the three months ended September 30, 2016 compared to 35.8% for the three months ended September 30, 2015. The 2016 reinsurance program, effective June 1, 2016, includes coverage for an increase in commercial residential policies and the addition of Zephyr and Heritage wind only policies, all of which have a higher ceded premium ratio.

Gross loss ratio

Our gross loss ratio increased to 32.7% for the three months ended September 30, 2016 compared to 27.9% for the three months ended September 30, 2015, primarily as a result of weather, including approximately $4,000 from hurricane Hermine, unfavorable development on severe activity, prior year loss reserves and current market conditions for Florida personal lines multi-peril business with respect to litigated and attorney represented claims, particularly in the tri-county area.

Net loss ratio

Our net loss ratio increased to 53.1% for the three months ended September 30, 2016 compared to 43.5% for the three months ended September 30, 2015, primarily as a result of the items discussed above combined with the increase in the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 22.3% for the three months ended September 30, 2016 compared to 20.1% for the three months ended September 30, 2015, primarily due to the larger Citizens take-out activity favorably impacting the prior year acquisition costs, coupled with an increase in the general and administration expense ratio.

Net expense ratio

Our net expense ratio increased to 36.2% for the three months ended September 30, 2016 compared to 31.3% for the three months ended September 30, 2015, primarily due to the increase in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 93.4% for the three months ended September 30, 2016 compared to 83.8% for the three months ended September 30, 2015. Our combined ratio on a net basis increased to 89.3% for the three months ended September 30, 2016 compared to 74.8% for the three months ended September 30, 2015. The combined ratio increased due to the ceded premium ratio, the gross loss ratio and the gross expense ratio as described above.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Nine Months Ended September 30,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	34.0%	26.9%
Loss ratio	35.3%	26.8%
Expense ratio	22.1%	19.5%
Combined ratio	91.4%	73.2%

Ratios to Net Premiums Earned:
Loss ratio	53.6%	36.7%
Expense ratio	33.4%	26.6%
Combined ratio	87.0%	63.3%

Ceded premium ratio

Our ceded premium ratio increased to 34.0% for the nine months ended September 30, 2016 compared to 26.9% for the nine months ended September 30, 2015. The ceded premium ratio for the nine months ended September 30, 2015 benefited significantly from large Citizens take-out activity in the fourth quarter of 2014 and first quarter of 2015 for which we incurred no additional reinsurance costs until June 1, 2015. Additionally, the 2016 reinsurance program, which was effective June 1, 2016, included coverage for an increase in commercial residential policies and the addition of Zephyr and Heritage wind only polices, all of which have a higher ceded premium ratio.

Gross loss ratio

Our gross loss ratio increased to 35.3% for the nine months ended September 30, 2016 compared to 26.8% for the nine months ended September 30, 2015, as a result of severe weather activity, primarily in the first quarter and third quarter, unfavorable development on prior year loss reserves and current market conditions for Florida personal lines multi-peril business with respect to litigated and attorney represented claims, particularly in the tri-county area.

Our net loss ratio increased to 53.6% for the nine months ended September 30, 2016 compared to 36.7% for the nine months ended September 30, 2015, primarily as a result of the items discussed above coupled with an increase in the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 22.1% for the nine months ended September 30, 2016 compared to 19.5% for the nine months ended September 30, 2015 primarily due to the larger Citizens take-out activity favorably impacting the prior year’s acquisition expense coupled with a nominal increase in the general and administration ratio related to infrastructure growth.

Net expense ratio

Our net expense ratio increased to 33.4% for the nine months ended September 30, 2016 compared to 26.6% for the nine months ended September 30, 2015, which is explained above, coupled with an increase in ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 91.4% for the nine months ended September 30, 2016 compared to 73.2% for the nine months ended September 30, 2015. Our combined ratio on a net basis increased to 87.0% for the nine months ended September 30, 2016 compared to 63.3% for the nine months ended September 30, 2015. The variance is the result of the significant benefit to our ceded premium ratio and acquisition expense ratio for the nine months ended September 30, 2015 from the much larger Citizens take-outs in the fourth quarter of 2014 and first quarter of 2015, reducing the 2015 reinsurance and acquisition expense ratio, and the much higher gross loss ratio in the nine months ended September 30, 2016 due to the severe weather activity and unfavorable prior year development.

Liquidity and Capital Resources

As of September 30, 2016, we had $130,835 of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and cash resources are required for reinsurance deposits. We also had $19,261 in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of September 30, 2016, $12,600 was held in Osprey’s trust account and an additional $12,700 was collateralized with a letter of credit.

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

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements for at least the next twelve months.

Cash Flows

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$99,595	$117,538	$(17,943)
Investing activities	(179,247)	(83,118)	(96,129)
Financing activities	(25,790)	6,369	(32,159)
Net decrease in cash and cash equivalents	$(105,442)	$40,789	$(146,231)

Operating Activities

Cash provided by operating activities amounted to $99,595 for the nine months ended September 30, 2016 compared to $117,538 for the nine months ended September 30, 2015. The decrease in cash provided by operating activities was primarily due to higher reinsurance and claims costs during the nine months ended September 30, 2016.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $179,247 as compared to $83,118 for the comparable period of 2015. The increase in cash used in investing activities primarily relates to the payment of $110,319 for the acquisition of ZAC, net of cash acquired. In addition cash was used to increase the managed investment portfolio.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $25,790 as compared to cash provided by financing activities of $6,369 for the comparable period of 2015. The increase in cash used in financing activities is due primarily to the stock repurchase program in which 1,424,666 shares were repurchased and payment of dividends during for the nine months ended September 30, 2016. For the comparable period of 2015, we received proceeds from the exercise of stock options in the amount of $6,329.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2016 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2016 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$459,273	$(58,300)	(11)%
200 basis point increase	$478,701	$(38,872)	(8)%
100 basis point increase	$498,134	$(19,439)	(4)%
100 basis point decrease	$536,771	$19,198	4%
200 basis point decrease	$549,099	$31,526	6%
300 basis point decrease	$551,756	$34,183	7%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2016 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$146,576	29%	$147,833	29%
AA+	$60,515	12%	$61,289	12%
AA	$72,268	14%	$73,382	14%
AA-	$49,388	10%	$50,433	10%
A+	$46,940	9%	$48,128	9%
A	$50,157	10%	$50,962	10%
A-	$35,870	8%	$36,716	8%
BBB+	$31,689	6%	$32,599	6%
BBB	$11,198	2%	$11,576	2%
BBB-	$2,394	0%	$2,465	0%
BB+	$476	0%	$481	0%
BB	$1,000	0%	$997	0%
B	$321	0%	$316	0%
NA and NR	$392	0%	$396	0%
Total	$509,184	100%	$517,573	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2016 consists of common stocks and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2016 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$4,364	14%
Energy	12,783	40%
Other	14,894	46%
Subtotal	$32,041	100%
Mutual Funds and ETF by type:
Equity	$164	0%
Total	$32,205	100%

Foreign Currency Exchange Risk

At September 30, 2016, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
March 1 - March 31	612,300	$15.66	612,300	10,377,513
May 1 - May 31	213,355	$13.71	213,355	57,437,597
June 1 - June 30	314,634	$12.73	314,634	53,437,600
August 1 - August 31	115,000	$13.75	115,000	51,852,706
September 1 - September 30	169,377	$14.23	169,377	49,437,582

(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 8, 2016	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/ STEVEN MARTINDALE
Steven Martindale
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.