Form 10-K
period 2016-12-31
Heritage Insurance Holdings, Inc.
filed 2017-03-15
CIK 1598665

F7780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $244,038,590 on June 30, 2016, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date.

As of March 1, 2017, the number of shares outstanding of the Registrant’s common stock was 29,740,441.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD LOOKING STATEMENTS

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

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our limited operating history;
•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in Florida and Hawaii;
•	our exposure to catastrophic events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our growth strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	we do not have significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	changes in regulations and our failure to meet increased regulatory requirements.

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

Our Business

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”) is a property and casualty insurance holding company that provides personal and commercial residential insurance. We are headquartered in Clearwater, Florida and, through our subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”) and Zephyr Insurance Company (“Zephyr”), we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Florida, Hawaii, North Carolina and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Alabama, Georgia and Mississippi. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 30 years of insurance industry experience. We began operations in August 2012, and in December 2012 we began selectively assuming policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer, through participation in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. We also write policies outside the Citizens depopulation program, which we refer to as voluntary policies. At December 31, 2016, approximately 53% of our policies in force were assumed from Citizens.  Heritage P&C and Zephyr are currently rated “A” (“Exceptional”) or better by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

In addition to Heritage P&C, our other subsidiaries include: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

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

Our primary products are personal and commercial residential insurance, which at December 31, 2016 were offered in Florida, North Carolina, South Carolina and Hawaii.  Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Florida, North Carolina, South Carolina, George, Alabama and Mississippi. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. We conduct our operations under one business segment.

As of December 31, 2016, we had 319,676 personal residential policies in force, representing $516.7 million of annualized premium and 3,625 commercial residential policies in force, representing $118.6 million of annualized premium. Approximately 53% of our personal policies and 53% of our commercial policies as of December 31, 2016 were assumed from Citizens. For the years ended December 31, 2016, 2015, and 2014, we had gross premiums written of $626.7 million, $586.1 million and $436.4 million, respectively, and net income of $33.9 million, $92.5 million and $47.1 million, respectively. At December 31, 2016 and 2015, we had total assets of $1 billion and $837.4 million, respectively, and total stockholders’ equity of $358 million and $357 million, respectively.

As of December 31, 2016, Citizens had approximately 456,000 insurance policies, of which approximately 440,000 were personal residential policies and approximately 5,900 were commercial residential policies. We have selectively assumed personal residential policies from Citizens in 27 separate assumption transactions between December 2012 and May 2016. In October 2014 we completed our first commercial residential assumption transaction. During 2016, approximately 11,900 policies were assumed from Citizens. Given the reduced policy count at Citizens resulting from the depopulation program, we do not expect to continue to assume policies from Citizens in the foreseeable future.

Recent Developments

On December 15, 2016, the Company issued $79.5 million in Senior Secured Notes (“Secured Notes”) due 2023 to six accredited investors. Proceeds will be used to participate opportunistically in mergers and acquisitions, to make strategic investments and for general corporate purposes. In connection with the issuance of the Notes, the Company incurred $6.6 million in debt issuance costs. Debt issuance costs are reflected on the consolidated balance sheet as a contra long-term liability, and amortized using the imputed interest method over the life of the underlying debt instrument. For tax purposes, the debt issuance costs are generally amortized over the life of the debt using the straight-line method. See Note 11 — “Note Payable” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

On August 28, 2016 and October 1, 2016, Hurricanes Hermine and Matthew struck Florida.  These were the first hurricanes to affect Florida since the 2004/2005 hurricane seasons. The impact to our 2016 net income was $13.4 million. Losses for Hurricanes Matthew and Hermine are estimated to be $18.8 million and $3 million, respectively, before tax. Our reinsurance coverage for the season could exceed $3.1 billion in total with up to $2 billion for a first event. Our Florida retention for our reinsurance coverage is $40 million. Thus, there were no recoveries from reinsurers related to the Hurricanes Hermine and Matthew in 2016.

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110.3 million net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that cover the peril of windstorm losses caused by a hurricane. This acquisition furthers the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida. The acquisition provides Heritage with an immediate presence in Hawaii with Zephyr holding approximately 30% of the wind-only market share in the state. The purchase price for the acquisition was approximately $134 million.

On September 14, 2015, the Company announced that the Board of Directors authorized a $20 million share repurchase program through December 31, 2016 under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017.  For the year ended December 31, 2016, the Company had purchased through open market or private transactions an aggregate of 1,759,330 shares at a total cost of $25.6 million and had available to purchase under the program $44.4 million.

On March 1, 2016, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividends payable on April 5, 2016, to stockholders of record on March 15, 2016. On May 4, 2016, the Company announced the Board of Directors had declared a second quarter dividend of $0.06 per share to stockholders of record as of June 15, 2016. The dividend was paid on July 1, 2016. On August 1, 2016, the Company announced that its Board of Directors declared a third quarter dividend of $0.06 per common share. The dividend was paid on October 03, 2016. On November 8, 2016, the Company announced that its Board of Directors has declared a quarterly cash dividend on the Company’s common stock of $0.06 per share. The fourth quarter dividend of $0.06 per share was paid on January 4, 2017 to stockholders of record as of December 15, 2016. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

In August 2015, the Company announced that it received its Certificate of Authority (“COA”) to write property and casualty insurance in the state of North Carolina, which marked the beginning of the Heritage P&C multi-state expansion. In 2016, Heritage P&C also received its COA in South Carolina, Georgia, Alabama and Mississippi. The Company currently actively writes business in Florida, Hawaii, North Carolina, South Carolina, and in 2017 began writing policies in Georgia.

In July 2015, the Company acquired substantially all of the assets of BRC, a Florida based provider of restoration services and emergency and recovery assistance. At closing, Company paid $6 million in cash and 79,850 shares of the Company’s common stock valued at $2 million.

Our Strategy

From our inception until December 31, 2015, a substantial portion of our new business was generated from policies we assumed from Citizens and Sunshine State Insurance Company (“SSIC”).  The renewal of these assumed policies, new voluntary business, and renewals of voluntary policies and from our newly acquired Zephyr business comprises our revenue for 2016. We intend to continue to grow profitably by undertaking the following:

Mergers and Acquisitions and/or Making Strategic Investments

We successfully closed strategic acquisitions in each of 2014, 2015 and 2016. This includes the acquisition of substantially all of the assets of SVM and BRC, acquisition of the SSIC policies, and acquisition of the stock of ZAC. The acquisitions of SVM and BRC provided unique claims adjusting and repair resources to better serve our policyholders and better manage loss costs. At December 31, 2016, we had 19,680 SSIC policies in force with an annualized premium of $34.7 million. The acquisition of Zephyr provided an immediate presence in the state of Hawaii with approximately $58 million in annual voluntary premium and a strategic diversification to our platform as well as leveraged reinsurance synergies. We recently closed a private placement of senior secured notes, which provides net proceeds of over $70 million of resources to make strategic investments. These activities demonstrate our commitment and capability to successfully identify, finance, and execute mergers and acquisitions to effectively grow our business.

Expand to New Geographic Markets

Heritage P&C became authorized to write property business in Florida, North Carolina, South Carolina, Georgia, Alabama, and Mississippi and is actively writing in North Carolina and South Carolina. We intend to explore opportunities to enter other states where we can utilize our underwriting and claims expertise to attract and manage profitable business. We believe further increasing our geographic diversification is an important factor in reducing our potential risk of loss from any single catastrophic event, reducing our per policy reinsurance costs and providing an additional arena for future growth beyond our existing market. In addition, through our acquisition of Zephyr we acquired over 70,000 policies in the state of Hawaii.  For example, we entered into a marketing agreement with National General Insurance Company and began writing homeowners insurance through their distribution network in early 2016 in the state of North Carolina.

Increase Our Premium in Force in Florida

We have significantly expanded our marketing efforts in Florida. We intend to increase the number of profitable voluntary personal lines policies through expansion of strategic relationships with our independent agent distribution network and other producers of personal lines property insurance in Florida. We currently write commercial residential business in the state of Florida only and we anticipate expansion of our commercial residential business in the state. We may also expand market share through strategic opportunities to acquire profitable business from private insurers. We do not anticipate continuing to assume policies from Citizens.

Optimize Our Reinsurance Program

We will continue to obtain what we believe to be the most appropriate levels and sources of reinsurance. We believe that the significant additional capital entering portions of the reinsurance market provides us with the opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments, which comprise a significant portion of our 2016-2017 reinsurance program. For the 2014, 2015 and 2016 hurricane seasons, we entered into fully collateralized multi-year catastrophe reinsurance agreements funded through the issuance of a total of $727.5 million principal amount of catastrophe bonds, and we will continue evaluating such cost-efficient alternatives to traditional reinsurance. Additionally, we will continue to meet certain of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our losses and loss adjustment expenses through prudent underwriting performing critical aspects of claims adjusting through our employees, and the use of internal claims adjustment and repair services. In March 2014, we acquired the largest vendor in the CAN network, which we believe has allowed us to expand our in-house mitigation and restoration services. Additionally, the 2015 acquisition of assets of BRC provides us with additional resources and capabilities to perform restoration services in-house, as well as provide construction resources after a catastrophic event. We have additional contracted resources to adjust claims and mitigate losses which were deployed after Hurricanes Hermine and Matthew. The multitude of internal and external resources allowed us to deliver timely service to our policyholders and better manage claims costs

Effectively Manage the Bottom Line

In addition to our proactive efforts to manage losses and loss adjustment expenses, we will continue to be proactive with respect to technology to better serve our agents and policyholders, streamline our processes, manage systems implementation costs, and focus on efficiency.

Our Competitive Strengths

We believe that our growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have a deep and experienced executive management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Steven Martindale, Chief Financial Officer, and Ernesto Garateix, Chief Operating Officer. Our senior management team includes twelve insurance professionals, which averages 30 years of insurance industry experience, has extensive experience in the personal and commercial residential insurance market, particularly in Florida, has built longstanding relationships with key participants in the insurance industry and is supported by a group of highly qualified individuals with industry expertise, including a Chief Actuary with more than 37 years of industry experience.

Strong, Conservative Capital Structure

As of December 31, 2016, we had stockholders’ equity of $358 million. As of December 31, 2016, Heritage P&C and Zephyr had policyholder surplus, as defined by statutory accounting principles, of $200 million and $76 million, respectively. We believe that these levels of surplus places us among the best capitalized insurance companies focusing primarily on the Florida personal residential insurance market and the Hawaii wind-only residential market and is in excess of the minimum capital levels required by our insurance regulators and Demotech for similarly rated in-state insurance companies.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes has allowed us to better select the insurance policies we assumed from the Citizens depopulation program, leading to strong profitability and reduced risk. These analytics and underwriting processes also contribute to successful underwriting of our voluntary business. Our data analytics are embedded in the underwriting process and are used for strategic expansion into new product lines and states. We choose to minimize our exposure to or avoid certain types of coverage if we believe there is significant risk of loss, including coverage for sink-hole related losses in high-risk areas.

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjustment, water mitigation, and repair services provides us with a competitive advantage. Through our management of both claims adjusting and repair services, we are generally able to begin the adjustment and mitigation process much earlier than most competitors, thus reducing our loss adjustment expenses and ultimate loss payouts. A significant number of our repair technicians are participating in training and certification programs to become licensed claims adjusters (ten are licensed), allowing us to capture additional efficiencies. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

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

Relationships with Independent Agents and National Underwriters

We have developed relationships with a network of approximately 1,900 independent insurance agents. We believe we have been able to build this network due to our reputation for financial stability, commitment to our markets and integrity in the underwriting and claims process. We have entered into strategic relationships with national insurers and agencies that no longer write substantial personal residential insurance in some of the states in which we do business, which provides us access to their network of agents.

Our Competition

The market for residential property insurance is highly competitive in many of the states in which we do business. We compete to varying degrees with insurers including large national carriers, state-sponsored homeowners’ insurance entities, and single state or regional carriers. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, streamlined processes, and vertical integration which provides loss mitigation and repair services.

Products and Distribution

We market and write personal lines voluntary policies through a network of approximately 1,900 independent agents. We intend to pursue additional voluntary business from agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to use insurer-affiliated agents to offer our personal residential policies in the states in which we are licensed. We had 150,998 voluntary personal residential policies (47.3% of our total policies in force) as of December 31, 2016.  Our growth strategy centers on the voluntary market as well as opportunistic acquisitions.

We currently write commercial residential business only in the state of Florida.  We market and write commercial residential voluntary policies through a network of approximately 400 independent agents. We intend to pursue additional voluntary business from these agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to increase our commercial residential policies in Florida. We started writing voluntary policies in October 2014. At December 31, 2016, we had 1,714 voluntary policies. The commercial voluntary market is a major component of our corporate growth strategy.  At December 31, 2016 and 2015, commercial business represented 18.7% and 19.2%, respectively, of the premium in force.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest costs. We have strong relationships with reinsurers which we believe are a result of our management’s industry experience and reputation for selective underwriting and effective claim management. For each of the twelve months beginning June 1, 2015 and 2016, we purchased catastrophe reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”), (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) sponsorship of multiple catastrophe bonds that provide $728 million of principal limit that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing catastrophe reinsurance, we also purchased property risk reinsurance which limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk to $1 million. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2016 – 2017 Catastrophe Reinsurance Program”.

Our insurance regulators requires all insurance companies, like us, to have a certain amount of capital reserves and reinsurance coverage in order to cover losses upon the occurrence of a catastrophic event. Our reinsurance programs for each of the twelve months beginning June 1, 2015 and 2016 provides reinsurance in excess of regulatory requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once every 100 years based on our portfolio of insured risks. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

We test the sufficiency of our reinsurance program by subjecting our personal and commercial residential exposures to statistical testing using the AIR U.S. Hurricane Model, which replicates the most severe hurricanes to have occurred historically in states in which we conduct business, individual storms of severity in excess of such historical levels, and the historical calendar years in which the most severe multiple catastrophic events have occurred. For example, the 2004 calendar year, in which four large catastrophic hurricanes made landfall in Florida, is considered to be the worst catastrophic year in Florida’s recorded history. Assuming the reoccurrence of the 2004 calendar year events, the probable after tax net loss to us in 2016, based on the coverage for our 2016-2017 reinsurance program, would be $40.3 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 11.3% of our stockholders’ equity at December 31, 2016.

While a significant hurricane has not made landfall in Hawaii since 1992, Hurricane Iniki caused a combined estimated property damage of over $1.8 billion.  Assuming the reoccurrence of Hurricane Iniki, the probable after tax net loss to us in 2016, based on the coverage for our 2016-2017 reinsurance program, would be $19.5 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 5.4% of our stockholders’ equity at December 31, 2016.

We closely manage all aspects of our claims adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with multiple large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. In March 2014, we completed the acquisition of the assets and personnel of our main water mitigation services vendor and created our wholly-owned subsidiary, CAN. This acquisition has allowed us to better service our Florida based customers and expand our mitigation and restoration services. We utilize CAN to manage mitigation and restoration services for our customers. CAN primarily handles water damage-related claims, which comprised approximately 48.7% of our losses and loss adjustment expenses through December 31, 2016. We also leverage our 2015 acquisition, BRC, to manage and provide restoration services to CAN customers for all types of claims. BRC has provided services for non-insurance related projects but we expect to shift toward BRC handling only affiliated insurance claims. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expenses.

Our Market

Nearly 90% of our premium in force is generated from properties located in the State of Florida.  According to the U.S. Census Bureau, at July 1, 2016, Florida was the third largest U.S. state with an estimated population of approximately 21 million people. The University of Florida Bureau of Economic and Business Research estimates that Florida is expected to reach a population of approximately 26 million people by 2040, an increase of 30% from 2015. Property ownership and development represent key drivers of the Florida economy.

The states in which we do business are exposed to an increased risk of hurricanes during the entire six months of the Atlantic and Pacific hurricane season, which spans from June 1 through November 30. Florida experienced two hurricanes in 2016.  Eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused a combined estimated property damage of over $110 billion, a significant portion of which occurred in Florida. While a significant hurricane has not made landfall in Hawaii since 1992, when Hurricane Iniki caused a combined estimated property damage of over $1.8 billion. As a result, personal residential insurance and claims servicing are vitally important to our policyholders.

According to data compiled by the Florida Office of Insurance Regulations (“FLOIR”), which excludes State Farm Florida Insurance Company, Citizens was the largest residential insurance carrier in Florida as of September 30, 2016, with a market share of approximately 9.1% based on total in force direct premiums written for personal and commercial residential insurance. As of the same date, we ranked third in Florida within this market, with a market share of approximately 5.8%. Through December 31, 2015, 100% of our business was generated in Florida and our growth was largely through our depopulation efforts. We assumed approximately 12,000 policies from Citizens in 2016 with the last assumption in May 2016. Assuming further access to capital and reinsurance support, we believe we have the opportunity to significantly expand the size of our voluntary personal and commercial residential insurance business. In 2016, we expanded Heritage P&C’s certificate of authority to write property and casualty insurance in the states of North Carolina, South Carolina, and in Georgia in 2017. Our acquisition of Zephyr adds approximately 70,000 policies to the Company.  In recent years, the property and casualty insurance market has experienced a substantial increase in the availability of property catastrophe reinsurance resulting from the increased supply of capital from non-traditional insurance providers, including private capital and hedge funds. This increased capital supply, has reduced the cost of property catastrophe reinsurance, directly benefitting purchasers of this reinsurance, including us.

Underwriting

Our underwriters evaluate and accept only those risks that they believe will enable us to achieve an underwriting profit. In order to achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing policies for our business.

All of our personal lines underwriting is performed internally with our experienced staff in Florida and Hawaii.   Our underwriters use our proprietary data analytics capabilities, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence and the premiums to be received from insuring the residence. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders. When considering the geographic distribution of existing policies, our underwriters may consider the number of other properties we insure within the same region, county, city and zip code. We also consider the cost of reinsurance when assessing the adequacy of the premium with regard to the risk to be assumed or written. The underwriting criteria that we consider will continue to evolve as our business grows and expands.

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

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to providing remediation services for Florida claims through our wholly-owned subsidiary, CAN. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, including through on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We currently leverage our CAN vendor network to provide repair and remediation services to Florida policyholders; this model could be expanded to other states

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders.  We have in-house resources as well as outsourced vendor relationships for water mitigation and rebuilding after a loss for our Florida policyholders. We have outsourced vendor relationships to provide these services to our policyholders outside of Florida.  To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed our Platinum Program. Under the Platinum Program, participating customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services, with the repair services being managed by either CAN or one of our contracted vendors. In March 2014, we acquired the largest vendor in the CAN network, which has allowed us to expand our in-house mitigation and restoration services. In August 2015, we acquired BRC to allow us to further expand our restoration services. These resources help to mitigate some of the impact of Assignment of Benefit challenges primarily found in South Florida.

Citizens Assumption Transactions

As of December 31, 2016, we have selectively assumed, net of cancellations, an aggregate of approximately 230,000 policies through participation in the Citizens depopulation program. Citizens generally offers depopulations on a monthly basis. From December 2012 through May 2016, we participated in 27 depopulations. Given the current population of policies written by Citizens, we do not anticipate participating in the depopulation program for the foreseeable future.

In order to be eligible to participate in an assumption transaction, we first apply to FLOIR for approval to assume a specified number of policies. On the effective date of assumption transactions, Citizens transfers to us the unearned premiums for the policies that have not opted out of the assumption transaction. A policyholder may also opt-out during the 30-day period following the effective date of the assumption transaction. If a policyholder opts-out during such period, we return the applicable unearned premiums to Citizens.

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

We strive to retain these policies by offering competitive rates and efficient claims handling to our policyholders. In 2016, we renewed approximately 84% and 78% of the personal lines and commercial lines policies we assumed from Citizens, respectively.

Liability For Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our preliminary estimated lability of (i) claims that have been incurred, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

Considerable time can pass between the occurrence of an insured loss, the reporting of the loss and the payment of that loss. Our liability for losses and LAE, which we believe represents the best estimate at a given point in time based on facts, circumstances and historical trends then known, may necessarily be adjusted to reflect additional facts that become available during the loss settlement period. We continually review and adjust our estimated losses as necessary based on industry development trends, evolving claims experience and new information obtained.

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2016, 2015 and 2014, see Note 10 — “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Loss Development

Our liability for losses and loss adjustment expenses (“LAE”) represents estimated costs ultimately required to settle all claims for a given period. The following table illustrates development of the estimated liability for losses and LAE as of December 31 for the years 2012 (inception) through 2016 (in thousands):

	For the Years Ended December 31,
	2012	2013	2014	2015	2016
Original liability for losses and LAE[1]	$1,243	$19,344	$51,469	$83,722	$140,137
Re-estimated losses and LAE[2] as of:
1 year later	$798	$19,121	$46,184	$102,512	$—
2 years later	$757	$16,846	$46,324	$—	$—
3 years later	$784	$16,740	$—	$—	$—
4 years later	$797	$—	$—	$—	$—
Cumulative redundancy (deficiency) [3]	$446	$2,604	$5,145	$(18,790)	$—
Cumulative amount of liability paid as of:
1 year later	$548	$12,052	$27,265	$65,065	$—
2 years later	$627	$13,472	$37,236	$—	$—
3 years later	$689	$14,946	$—	$—	$—
4 years later	$766	$—	$—	$—	$—
Gross premiums earned	$6,055	$139,959	$311,514	$524,740	$640,518

(1)	Represents management’s original best estimated liability of (i) unpaid claims, (ii) incurred but not reported (“IBNR”) and (iii) loss adjustment expenses (“LAE”).
(2)	Represents the re-estimated liabilities in later years of unpaid claims, IBNR and loss adjustment expenses in the respective years.
(3)

Represents the difference between the latest re-estimate and the original estimate. A redundancy means the original estimate is higher than the current estimate whereas a deficiency means that the original estimate is lower than the current estimate.

Technology

Our business depends upon the use, development and implementation of integrated technology systems. These systems enable us to provide a high level of service to agents and policyholders by processing business efficiently, communicating and sharing data with agents, providing a variety of methods for the payment of premiums and allowing for the accumulation and analysis of information for our management. We believe the availability and use of these technology systems has resulted in improved service to agents and customers, increased efficiencies in processing our multi-state insurance business and lower operating costs.

We also license software from third parties, including West Point Underwriters, Majesco Mastec and AIR Worldwide, Inc. (“AIR”). AIR’s catastrophe modeling software enables us to optimize our insurance portfolio to manage our reinsurance costs. We also own or license other technology systems used by our insurance company affiliates. These technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks, a back-up server and various Internet-based communications systems.

Reinsurance

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds (Citrus Re). We also purchase property per risk reinsurance and facultative coverage for non-catastrophe related to losses in excess of $1 million. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest cost components. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. See in Part I, Item 1A “Risk Factors”. We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

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

Our insurance regulators requires all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2016-2017 reinsurance program provides reinsurance in excess of our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs are incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage is shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3 billion.

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

•

The Company’s Retention. If a first catastrophic event strikes Florida, the Company has a primary retention of the first $40 million of losses and loss adjustment expenses, of which Osprey is responsible for $20 million. If a first catastrophic event strikes Hawaii, the Company has a primary retention of the first $30 million of losses and loss adjustment expenses, of which Osprey is responsible for $15 million. If a second catastrophic event strikes Florida, Heritage P&C’s primary retention decreases to $15 million and the remainder of the losses are ceded to third parties. If a second event strikes Hawaii, Zephyr’s primary retention decreases to $5 million. In the second event only for a loss exceeding $190 million, there is an additional Company co-participation of 5.4% subject to a maximum co-participation of $11.6 million. Heritage P&C and Zephyr each have a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the first catastrophic event in Florida or Hawaii. Additionally, Osprey is responsible for payment of up to $5.3 million of reinstatement premium, depending on the amount of losses incurred.

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

•

FHCF Layer. The Company’s FHCF program provides coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.5 billion, in excess of its retention of $460 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

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

For a first catastrophic event striking Florida, our reinsurance program provides coverage for $2 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. $860 million of limit purchased in 2016 includes a reinstatement, with $825 million being prepaid. In total, we have purchased $3.1 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in North Carolina and South Carolina would be covered under the Florida program with the exception of the FHCF and the series 2014 and 2015 CAT bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2016 for North Carolina and South Carolina.

In placing our 2016-2017 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $727.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2014 Class A & B notes, the 2015 Class A, B, and C notes, and the 2016 Class D & E notes extends $200 million until May of 2017, $277.5 million for another two-year period and $250 million for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 42% of our purchases of private reinsurance for the 2016 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

Assuming the reoccurrence of Hurricane Andrew, which is considered to be the most catastrophic single event in Florida’s recorded history, the probable maximum net loss to us in 2016, assuming the reinsurance coverage described above, would be $24.8 million (after tax, net of all reinsurance recoveries and including our retention through Osprey). This loss would have represented 6.9% of our stockholders’ equity at December 31, 2016. We estimate that, based on our portfolio of insured risks as of August 31, 2016, Hurricane Andrew would have represented a catastrophic event likely to occur approximately once every 49 years and would have exhausted approximately 56.6% of our first event expected reinsurance coverage.

For the twelve months ending May 31, 2017, we purchased reinsurance from the following sources: (i) FHCF, (ii) Citrus Re Ltd, (iii) 23 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P and (iv) our wholly-owned reinsurance subsidiary, Osprey. Allianz Global Corporate & Specialty SE provides approximately 38% of our third-party reinsurance program, including Citrus Re catastrophe bonds. The chart below lists our third-party reinsurers with A.M. Best and S&P ratings:

Reinsurer	AM Best	S&P
Aeolus Re Ltd	Fully Collateralized
American Standard Insurance Company of Wisconsin	A	NR
Amlin AG (Bermuda Branch)	A	A
Aquilo/CatCo	Fronted by AM Best "A+" Paper
Aspen Re	A	A
Axis Specialty Limited	A+	A+
Chubb Tempest[1]	A++	AA
Cincinnati Re	A+	A+
Citrus Re	Fully Collateralized
Coriolis Capital (obo Horseshoe Re)	Fully Collateralized
DaVinci Re	A	AA-
Everest Reinsurance Company	A+	A+
Fermat Capital Management, LLC	Fully Collateralized
Fidelis Insurance Bermuda Limited	A-	NR
General Insurance Corporation of India	A-	NR
Hannover Re (Bermuda) Ltd	A+	AA-
Hiscox Insurance Co (Bermuda) Limited	A	A
Insurance Company of the West	A-	NR
ILS Capital	Fully Collateralized
Lancashire Insurance Company Limited	A	A-
Lloyd's	A	A
Markel Bermuda Limited	A	A
Nephila Capital Ltd	Fully Collateralized
New India	A-	NR
Odyssey Reinsurance Company	A	A-
Osprey Re	Fully Collateralized
Partner Reinsurance Co Ltd	A	A+
Pillar Capital	Fully Collateralized
Qatar Reinsurance Company Limited	A	A
Renaissance Reinsurance Limited	A+	AA-
Satec	Fronted by AM Best "A+" Paper
Securis	Fully Collateralized
Swiss Reinsurance America Corporation	A+	AA-
Taiping Reinsurance Co, Ltd.	A	A
Tokio Millennium Re AG	A++	A+
Transatlantic Reinsurance Company	A	A+
XL Catlin	A	A+

Investments

Our investments are managed by seven third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our investable assets are primarily held in cash and bonds with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with Florida and Hawaii statutes that emphasizes quality and preservation of capital. The policy limits investments in common and preferred stocks to 15% of each of our insurance company affiliates’ admitted assets, with no more than 10% in either class. Our bond portfolio must have a minimum weighted average portfolio quality of A, with only $1 million invested in below investment grade bonds. No more than 2% of admitted assets can be invested in any one issuer, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial market. See Note 3 to our consolidated financial statements for the year ended December 31, 2016 included elsewhere in this Annual Report.

As of December 31, 2016, we held $105.8 million in cash and cash equivalents and $603 million in securities, which were comprised of $571 million in bonds, $14.5 million in preferred stocks and $17.5 million in common stock.

Government Regulation

The insurance industry is extensively regulated. Our insurance company subsidiaries are subject to the laws and regulations of the states in which they do business. The insurance regulatory statutes and rules provide for regulation of virtually all aspects of the business of insurance companies. The states in which we conduct business, like many states, have adopted several model laws and regulations as promulgated by the NAIC. State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. In some instances, individual state insurance laws and regulations are even more stringent that those promulgated by the NAIC or other states.

We are subject to regulations administered by a department of insurance in each state in which we do business. These regulations relate to, among other things:

•	the content and timing of required notices and other policyholder information;
•	the amount of premiums the insurer may assume or write in relation to its surplus (writing ratios);
•	the amount and nature of reinsurance a company is required to purchase;
•	participation in guaranty funds and other statutorily created markets or organizations;
•	business operations and claims practices;
•	approval of policy forms and premium rates;
•	standards of solvency, including risk-based capital measurements;
•	licensing of insurers and their products;
•	restrictions on the nature, quality and concentration of investments;
•	restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;
•	restrictions on transactions between insurance companies and their affiliates;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;
•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	the form and content of records of financial condition required to be filed; and
•	requiring reserves.

The State of Florida imposed certain additional solvency related requirements as a condition of receiving a certificate of authority for our Florida insurance company subsidiary.  This includes a requirement for a higher level of statutory surplus ($18 million), required pre-approval for any dividends paid by our Florida insurance company subsidiary until July 31, 2017, and limitations of dividends paid by our parent company prior to July 31, 2015.  Finally, we are subject to consent orders setting conditions for FLOIR’s approval of the Citizens assumption transactions in which we have participated. We are required by consent order to comply with the assumption agreements entered into with Citizens at the time of each assumption transaction, which requires that for the assumed policies, we must offer to renew each policy for a minimum of three years. We are in full compliance with all consent orders issued with regard to Citizens’ depopulation program.

State regulators where we are and may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, we are subject to assessments levied by governmental and quasi-governmental entities from the states in which we conduct business.

Employees

As of December 31, 2016, we had 311 employees, 308 of whom are full time and three part time employees.  We have approximately 30 active consultants. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and loss adjustment expenses, also referred to as loss reserves. We have a limited operating history and a limited loss history which may negatively impact our ability to accurately establish loss reserves. Our current loss reserves are based primarily on our historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us. As a company with limited operating history, our claims experience and our experience with the risks related to certain claims is inherently limited. We use company historical data to the extent it is available and rely on industry historical data which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results, our ability to expand our business and to compete in the property and casualty insurance industry may be negatively affected.

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

Because a large portion of our insurance business was conducted in Florida and Hawaii as of December 31, 2016, any single catastrophic event, or a series of such events, or other condition affecting losses in Florida or Hawaii could adversely affect our financial condition and results of operations.

As of December 31, 2016, 98% of our premium in force related to business in Florida and Hawaii.  The distribution of our policies is generally consistent with that of the population in Florida and Hawaii and is therefore more concentrated in densely-populated coastal areas. A single catastrophic event, or a series of such events, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting Florida or Hawaii, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance, the fact that our business is concentrated in Florida and Hawaii subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms and tornadoes. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the states in which we conduct business could also make it less attractive for us to do business and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified than we are. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Florida and Hawaii could have an adverse effect on our business, financial condition and results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Our policyholders are currently concentrated in Florida and Hawaii, which are especially subject to adverse weather conditions such as hurricanes and tropical storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2016 through May 31, 2017, we have purchased $3 billion of reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention.

Our results of operations may fluctuate significantly based on industry factors.

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

Our results of operations have shifted from our historic participation in the Citizens depopulation program to an expectation that we will not continue to participate in the program.

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

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. For the twelve months ending May 31, 2017, Allianz Global Corporate & Specialty SE provided approximately 18.9% of our third-party reinsurance coverage, including Citrus Re Catastrophe Bonds, which are fully collateralized. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential insurance companies that write business in Florida, including us, are required to obtain reinsurance through FHCF, and this coverage comprises a substantial portion of our reinsurance program for our Florida insured properties. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

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

The property and casualty insurance industry in the states in which we do business is cyclical and, during times of increased capacity, highly competitive. We compete not only with other stock companies, but also with state governmental insurance entities, mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field and other companies that write insurance. Some of these competitors have greater financial resources, larger agency networks and greater name recognition than we do. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverages offered, and availability of coverage desired by customers, commission structure and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

In addition, industry developments could further increase competition in our industry. These developments could include:

•

an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;

•	an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;
•	changes in state regulatory climates; and
•	the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.

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

We rely on our claims department and any outsourced claims resources to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:

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

Additionally, in the final stage of the claims process for Florida claims, we leverage CAN’s vendor network to provide repair and remediation services to the policyholder. If such services are not performed properly, we may face liability. Although we maintain professional liability insurance to cover losses arising from our repair and remediation services, there can be no assurances that such coverage is adequate. In addition, our failure to timely and properly remediate claims, or the perception of such failure, may damage our reputation and adversely affect our ability to renew existing policies or write new policies.

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

We have and intend to continue to invest significant time and resources to develop and market geographic expansion, new lines of business and/or products and services and we may not achieve the return on our investment that we expect. Initial timetables for the introduction and development of geographic expansion, new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of our business plan. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in bringing new insurance products or geographic expansion to our marketplace. Additionally, any geographic expansion, new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Our growth strategy involves expansion of our business to states outside of our existing markets. Geographic diversification may be hindered by the fact that we have a limited operating history, and we may be unable to satisfy requirements imposed by state regulators and other third parties.

If we are unable to expand our business because our capital must be used to pay greater than anticipated claims, our financial results may suffer. Further, we may require additional capital in the future which may not be available or may only be available on unfavorable terms.

Our future growth and future capital requirements will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer and to expand the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. All of these growth initiatives require capital. Our existing sources of funds include possible sales of common or preferred stock, incurring debt and our earnings from operations and investments. Unexpected catastrophic events in our coverage areas, such as the hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

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

Heritage Insurance depends on the ability of its subsidiaries to generate and transfer funds to meet its debt obligations.

Heritage Insurance does not have significant revenue generating operations of its own. Our ability to make scheduled payments on our debt obligations depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced technology, including modeling, underwriting and information technology systems. Because we intend to expand our business by writing additional voluntary policies, expansion to new geographic areas and entering into new lines of business, we are enhancing our information technology systems to handle and process an increased volume of policies. Additionally, we have engaged service providers to provide us with policy and other administration services for certain of our policies and we intend to continue to utilize third party systems as our policy count grows. The failure of any of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. Moreover, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. A major defect or failure in our internal controls or information technology systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

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

We conduct our business primarily from offices located in western and southern Florida and Hawaii where hurricanes could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third party vendor to maintain complete daily backups of our systems, however, we have not fully tested our plan to recover data in the event of a disaster.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2016, approximately 85% of our total investments, cash and cash equivalents was invested in fixed-maturity and equity securities with the balance in cash and cash equivalents. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance companies currently maintain a Demotech rating of “A” (“Exceptional”) or higher. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of, a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

Loss frequency and severity in the property and casualty insurance industry in general and for our multi-peril personal lines business has continued to increase in recent years, principally driven by litigation and assignment of benefits. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiaries inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position and results of operations may be adversely affected.

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

We write voluntary personal and commercial insurance policies through a network of independent agents. Of our network of approximately 1,800 Florida independent agents, approximately 40% are affiliated with nine large agency networks with which we have entered into master agency agreements. Of our network of approximately 75 Hawaii independent agents, approximately 60% are affiliated with three large multi-producer agencies.  As of December 31, 2016, voluntary policies written through independent agents, including the policies we acquired from SSIC, constituted approximately 47.2% of our total policies in force and represented approximately $249 million in annualized premiums. Our strategic focus is to grow the number of voluntary policies throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. In fact, in the future, we may rely on independent agents to be the primary source for our property insurance policies. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley

Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, provide a management report on the internal controls over financial reporting.

We have designed and implemented the internal controls over financial reporting in compliance with the Sarbanes-Oxley Act requirements. In the future, we may discover areas of our internal controls that need improvement. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we currently and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years from our initial public offering or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the year in which we have more than $1 billion in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1 billion in non-convertible debt securities held by non-affiliates; and (iv) the last day of the year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in this annual report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to extensive state regulation. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by both states in which we are domiciled and the states in which they do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable, and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

In addition to compliance with statutes and regulations, Florida routinely places additional restrictions on new insurers as a condition of receiving their certificate of authority. These restrictions are typically memorialized in a consent order entered into between FLOIR and the insurer applying for a certificate of authority. We are subject to such a consent order. We have, in certain cases, agreed to higher or more stringent restrictions than are otherwise required under Florida law. The material restrictions we have agreed to include:

•

Florida law requires a residential property writer to maintain surplus of the greater of $15 million or 10% of its liabilities. Pursuant the consent order, we agreed to establish a minimum capital and surplus of $18 million.

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

In addition, we are subject to several consent orders setting conditions upon FLOIR’s approval of the various Citizens assumption transactions in which we have participated. For example, beginning with our June 2013 assumption transaction, we are required to offer to renew each assumed policy for a minimum of three years and limit rate increases for wind only policies where renewals are capped at 100% to 110% of the previous expiring Heritage premium.

In the event we are unable to comply with the additional regulation imposed by these consent orders, it may adversely affect our ability to operate our business.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. The National Association of Insurance Commissioners (“NAIC”) and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

From time to time, states consider and/or enact laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. States also consider and/or enact laws that impact the competitive environment and marketplace for property and casualty insurance. Our insurance company subsidiaries currently transact insurance multiple states.  The political environment in some states has sometimes led to aggressive regulation of property and casualty insurance companies. For example, in 2007, Florida enacted legislation that led to rate levels in the private insurance market that we believe, in many instances in the past, were inadequate to cover the related underwriting risk. This same legislation required Citizens to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market. Florida lawmakers may continue to enact or retain legislation that suppresses the rates of Citizens, further adversely impacting the private insurance market and increasing the likelihood that it must levy assessments on private insurance companies and ultimately on Florida consumers. These and other aspects of the political environment in jurisdictions where we operate may reduce our profitability, limit our growth, or otherwise adversely affect our operations.

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

Our insurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Our insurance subsidiaries are subject to risk-based capital standards and other minimum capital and surplus requirements imposed under applicable state laws. The risk-based capital standards, based upon the Risk-Based Capital Model Act adopted by the NAIC, require our insurance subsidiaries to report the results of risk-based capital calculations to state regulators and the NAIC. These risk-based capital standards provide for different levels of regulatory attention depending upon the ratio of an insurance company’s total adjusted capital, as calculated in accordance with NAIC guidelines, to its authorized control level risk-based capital. Authorized control level risk-based capital is determined using the NAIC’s risk-based capital formula, which measures the minimum amount of capital that an insurance company needs to support its overall business operations.

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2016, our insurance subsidiaries each maintained a risk-based capital ratio of over 300%.

In addition, our insurance subsidiaries are required to maintain certain minimum capital and surplus and to limit its written premiums to specified multiples of its capital and surplus. Our insurance subsidiaries could exceed these ratios if their volume increases faster than anticipated or if their surplus declines due to catastrophe or non-catastrophe losses or excessive underwriting and operational expenses.

Any failure by our insurance subsidiaries to meet the applicable risk-based capital or minimum statutory capital requirements or the writings ratio limitations imposed by state law could subject our insurance subsidiaries to further examination or corrective action imposed by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

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

In the fourth quarter of 2015 and for each quarter of 2016, our Board of Directors declared a quarterly cash dividend on our common stock; however, we can provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors considers relevant.

We may not continue our stock repurchase program

On September 14, 2015, the Company announced that our Board of Directors authorized a $20 million share repurchase program under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. In May 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017. For the year ended December 31, 2016, the Company had purchased through open market or private transactions an aggregate of 1,759,330 shares at a total cost of $25.6 million. The declaration and payment of  any future dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors considers relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

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

We, through Skye Lane, our wholly-owned subsidiary, own a two-building 14-acre campus located in Clearwater, Florida. We also purchased the BRC facility in Safety Harbor, Florida. Approximately 84% of the property in Clearwater is occupied by unaffiliated tenants.

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

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. The following table sets forth the high and low sale prices as reported on the NYSE, and the amount of our dividends declarations, for 2016 and 2015, respectively. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Year	Quarter	High	Low	Dividends paid per share
2016	First	$21.42	$14.72	$0.05
	Second	$15.96	$11.56	$0.06
	Third	$15.10	$11.50	$0.06
	Fourth	$16.48	$11.25	$0.06

Year	Quarter	High	Low	Dividends paid per share
2015	First	$22.80	$18.58	$—
	Second	$23.23	$19.88	$—
	Third	$27.28	$16.81	$—
	Fourth	$24.98	$18.73	$0.05

The closing sale price of our common stock as reported on the NYSE on March 1, 2017 was $15.31 per share. As of such date there were 33 holders of record of our common stock based on information provided by our transfer agent.

Dividends

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on profits, financial requirements and other factors, such as legal and regulatory restrictions on the payment of dividends, overall business condition and other elements the Board of Directors considers relevant.

The following table represents the frequency and amount of the cash dividends declared on our common stock for the two most recent fiscal years.

Declaration Date	Date of Record	Payment Date	Per Share Amount
12/18/2015	12/31/2015	1/13/2016	$0.05
3/3/2016	3/15/2016	4/5/2016	$0.06
5/5/2016	6/15/2016	7/1/2016	$0.06
8/4/2016	9/15/2016	10/3/2016	$0.06
11/9/2016	12/15/2016	1/4/2017	$0.06

Share Repurchase Plan

In September 2015, our Board of Directors approved a plan to repurchase up to $20 million of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. In May 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017. See Note 19 — “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

The table below summarizes the number of shares of common stock repurchased during the year ended December 31, 2016 under the repurchase plan approved by our Board of Directors in September 2015 (dollar amounts in thousands, except share and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
March 1 - March 31	612,300	$15.66	612,300	10,377,513
May 1 - May 31	213,355	$13.71	213,355	57,437,597
June 1 - June 30	314,634	$12.73	314,634	53,437,600
August 1 - August 31	115,000	$13.75	115,000	51,852,706
September 1 - September 30	169,377	$14.23	169,377	49,437,582
November 1 - November 30	334,664	$14.88	334,664	44,437,596
(1)	Represents the balance before commissions and fees at the end of each period.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statements of income data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data at December 31, 2016 and 2015 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2012 and 2013 and the consolidated balance sheet data at December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	Year Ended December 31,
	2016	2015	2014	2013	August 7, 2012 (inception) to December 31, 2012
	(In thousands, except per share data)
Revenue:
Gross premiums written	$626,704	$586,098	$436,407	$218,537	$43,384
Gross premiums earned	640,518	524,740	311,514	139,959	5,719
Ceded premiums	(228,797)	(148,472)	(87,902)	(44,800)	(120)
Net premiums earned	411,721	376,268	223,612	95,159	5,599
Net investment income and realized gains	10,914	8,929	4,153	726	27
Other revenue	16,323	9,595	6,055	28,947	4
Total revenue	438,958	394,792	233,820	124,832	5,630
Expenses:
Loss and loss adjustment expenses	238,862	141,191	89,560	38,501	1,402
Other operating expenses	143,693	103,311	70,008	30,870	8,835
Total expenses	382,555	244,502	159,568	69,371	10,237
Income before income taxes	56,403	150,290	74,252	55,461	(4,607)
Provision for income taxes	22,538	57,778	27,155	21,248	859
Net income	$33,865	$92,512	$47,097	$34,213	$(5,466)
Earnings per share:
Basic	$1.14	$3.08	$1.92	$2.39	$(0.87)
Diluted	$1.14	$3.05	$1.82	$2.36	$(0.87)
Ratios to gross premiums earned:
Gross loss ratio	37.3%	26.9%	28.7%	27.5%	24.5%
Gross expense ratio	22.4%	19.7%	22.5%	22.0%	154.5%
Combined ratio	95.4%	74.9%	79.4%	81.6%	81.1%

Balance Sheet Data
	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and invested assets	$708,799	$636,373	$491,640	$201,236	$76,940
Prepaid reinsurance premiums	$106,609	$78,517	$43,148	$31,252	$597
Deferred policy acquisition costs	$42,779	$34,800	$24,370	$9,765	$32
Total Assets	$1,033,244	$837,398	$615,031	$281,978	$81,864
Unpaid loss and loss adjustment expense	$140,137	$83,722	$51,469	$19,344	$1,393
Unearned premiums	$318,024	$302,493	$241,136	$116,243	$37,665
Note payable	$72,905	$—	$—	$—	$—
Reinsurance payable	$96,667	$60,210	$17,113	$29,591	$8,987
Total Liabilities	$675,285	$480,845	$359,942	$181,073	$53,745
Total Stockholders' Equity	$357,959	$356,553	$255,089	$79,984	$28,119

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview: We are a property and casualty insurance holding company headquartered in Clearwater, Florida and, through our insurance subsidiaries, we provide personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Florida, Hawaii, North Carolina and South Carolina. We provide commercial residential insurance in Florida and are also licensed in the states of Georgia, Alabama and Mississippi. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 30 years of insurance industry experience. Heritage P&C and Zephyr are both currently rated “A” (“Exceptional”) or better by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

In addition to Heritage P&C and Zephyr P&C, our other subsidiaries include: Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our insurance subsidiaries business; Contractors’ Alliance Network, LLC,  (“CAN”) our Florida vendor network manager that also houses with BRC Restoration Specialists (“BRC”) our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd (“Osprey”); our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC an inactive subsidiary reserved for future development.

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

Financial Results Highlights for the Year Ended December 31, 2016

•

There were 323,301 policies in-force at December 31, 2016, of which approximately 52.9% were assumed from Citizens, 22.7% were acquired in connection with the Zephyr acquisition, 6.0% were assumed from SSIC and 18.4% were from Heritage P&C voluntary sales

•	Gross premiums written of $626.7 million and total revenue of $439 million
•	Net premiums earned of $411.7 million
•	Net income of $33.9 million

•	Combined ratio of 95.4% on a gross basis and 92.8% on a net basis
•	Cash, cash equivalents and investments of $708.8 million, with total assets of $1 billion

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
REVENUE:
Gross premiums written	$626,704	$586,098	$436,407
Change in gross unearned premiums	13,814	(61,358)	(124,893)
Gross premiums earned	640,518	524,740	311,514
Ceded premiums	(228,797)	(148,472)	(87,902)
Net premiums earned	411,721	376,268	223,612
Net investment income	9,181	7,421	3,849
Net realized gains	1,733	1,508	304
Other revenue	16,323	9,595	6,055
Total revenue	$438,958	$394,792	$233,820

EXPENSES:
Losses and loss adjustment expenses	238,862	141,191	89,560
Policy acquisition costs	84,421	57,186	36,510
General and administrative expenses	58,910	46,125	33,498
Interest expense	362	—	—
Total expenses	382,555	244,502	159,568
Income before income taxes	56,403	150,290	74,252
Provision for income taxes	22,538	57,778	27,155
Net income	$33,865	$92,512	$47,097

Earnings per share
Basic	$1.14	$3.08	$1.92
Diluted	$1.14	$3.05	$1.82

Selected Other Data
Book value per share	$12.41	$11.71	$8.56
Growth in book value per share	6.0%	36.8%	18.9%
Return on average equity	9.5%	30.2%	26.5%

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

Other revenue. Other revenue represents rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. We charge policyholders a policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and record the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services performed using the percentage of completion method. We do not expect the revenue generated from non-insurance contracts to be material in nature and non-insurance construction revenue is expected to decline in 2017.

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

Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenue

Gross premiums written

Gross premiums written increased to $626.7 million for the year ended December 31, 2016 from $586.1 million for the year ended December 31, 2015. The increase in gross premiums written relates primarily to the additional premium generated by the acquisition of Zephyr on March 21, 2016. A full year of revenue associated with the Zephyr transaction will be realized in 2017.

Gross premiums earned

Gross premiums earned increased to $640.5 million for the year ended December 31, 2016 from $524.7 million for the year ended December 31, 2015.  60% of the increase relates to Heritage P&C and 40% relates to the acquisition of Zephyr. Heritage P&C’s increase is primarily due to the impact of policies assumed from Citizens during 2015, particularly the assumptions that occurred in the second half of the year.  Heritage P&C’s premium in force increased throughout 2015; a greater portion of the 2015 written premium was earned in 2016 as the policies were in force throughout 2016 and only part of 2015.

Ceded premiums

Ceded premiums increased to $228.8 million for the year ended December 31, 2016 from $148.5 million for the year ended December 31, 2015.  The increase in ceded premiums correlates to the increase in policies in force, including an increase in Florida commercial residential business and the addition of Florida and Hawaii wind only policies, which have a higher cost of reinsurance, partially offset by reinsurance synergies on the combined multistate program. On June 1, 2016, we placed a new catastrophe reinsurance program for the 2016 hurricane season, as described in our audited consolidated financial statements included elsewhere in this Form 10-K. Due to our significant growth, including commercial residential and wind only business in Florida and the acquisition of ZAC in Hawaii, we purchased approximately $3 billion of total coverage compared to approximately $2.2 billion of total coverage in 2015. The cost of the catastrophe coverage for the 2016 program was approximately $247 million compared to approximately $180 million for the 2015 program. The costs of the annual reinsurance are amortized over the twelve months beginning June 1. Accordingly, the reinsurance costs for the year ended December 31, 2016 are significantly higher than for the year ended December 31, 2015.

Net premiums earned

Net premiums earned increased to $411.7 million for the year ended December 31, 2016 from $376.3 million for the year ended December 31, 2015. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the year ended December 31, 2016 as compared to the year ended December 31, 2015, including the growth in policy count experienced in the second half of 2015 partially offset by increased ceded earned premiums.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased to $10.9 million for the year ended December 31, 2016 from $8.9 million for the year ended December 31, 2015. The increase in net investment income is due to the increase in invested assets from $400.1 million at December 31, 2015 to $603 million at December 31, 2016. The increase resulted primarily from policy growth and the acquisition of Zephyr.

Other revenue

Other revenue increased to $16 million for the year ended December 31, 2016 from $9.6 million for the year ended December 31, 2015. The increase in other revenue between the comparable periods is primarily attributable to the policy fees and pay plan fees generated by our growing portfolio of policies, including the renewal of policies previously assumed from Citizens, coupled with policy fee and pay plan income associated with Zephyr. Revenue earned from non-insurance claims generated by our restoration subsidiary also contributed to the increase.

Total revenue

Total revenue increased to $439 million for the year ended December 31, 2016 to $394.8 million for the year ended December 31, 2015. The increase in total revenue was due primarily to the growth in gross premiums earned by Heritage P&C due to timing of the increase in premium written during 2015 as well as the increase in the number of policies in force associated with the Zephyr acquisition, partially offset by the increased ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased to $238.9 million for the year ended December 31, 2016 from $141.2 million for the year ended December 31, 2015. The increase in losses and loss adjustment expenses resulted primarily from non-catastrophe unfavorable development on prior year loss reserves, an increase in our non-catastrophe loss ratio, the impact of Hurricanes Hermine and Matthew and growth of our business. Losses and loss adjustment expenses for the year ended December 31, 2016 includes losses paid of $157.6 million and a $56.4 million increase in unpaid losses and loss adjustment expenses, which includes the addition of $36.8 million of IBNR reserves. As of December 31, 2016, we reported $140.1 million in unpaid losses and loss adjustment expenses, which included $83.6 million attributable to IBNR, or 59.7% of total reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred during the years ended December 31, 2016 and 2015 reflect a prior year deficiency of $18.8 million and a redundancy of $5.3 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experiences. Substantially all of the unfavorable development in 2016 was from personal lines. Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). Most of the unfavorable development in 2016 came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). At December 31, 2015, we estimated that the personal lines ultimate loss and LAE ratio, which includes the associated IBNR would be 34.5% for the loss (accident) year 2015. As of December 31, 2016 we have revised the estimated personal lines ultimate loss ratio to be 39% for the loss year 2015, based on the re-estimation of IBNR, a 4.5 percentage point increase.

Additionally, the increase in losses and loss adjustment expenses resulted from the impact of 2016 weather events, including two named hurricanes and to the continued challenges, especially in South Florida, related to the assignment of benefit and litigated claims activity. Approximately $22 million of the increase relates to Hurricanes Hermine and Matthew. Approximately $40 million of the increase relates to elevated non-hurricane weather losses that occurred during the first quarter of 2016 and the assignment of benefit and litigation issues. Approximately $16 million of the increase in losses and loss adjustment expenses is attributable to the growth of our business.

Policy acquisition costs

Policy acquisition costs increased to $84.4 million for the year ended December 31, 2016 from $57.2 million for the year ended December 31, 2015. Approximately $9 million of the increase is attributable to the inclusion of policy acquisition costs, including amortization of certain intangibles associated with the acquisition of Zephyr. The remainder of the increase relates to the renewal of policies assumed from Citizens as well as new voluntary policies written during 2016, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. The impact of amortization of certain intangible costs associated with the Zephyr transaction increased the policy acquisition ratio by approximately 1% from 2015.

General and administrative expenses

General and administrative expenses increased to $58.9 million for the year ended December 31, 2016 from $46.1 million for the year ended December 31, 2015. The increase in 2016 was due to general and administrative expenses associated with Zephyr of approximately $4 million coupled with the growth in our infrastructure to manage the growing number of policies which results in greater costs associated with our personnel, enhancement of IT systems facilities and overall business activity. General and administrative expenses in 2016 includes amortization of certain intangible costs associated with the Zephyr acquisition.

Provision for income taxes

Provision for income taxes was $22.5 million and $57.8 million for the years ended December 31, 2016 and 2015, respectively. Our effective tax rates for the years ended December 31, 2016 and 2015 were 40% and 38.5%, respectively. The increase in the effective tax rate is primarily a result of permanent items as more fully described in Note 12 – Income Taxes to our consolidated financial statements included elsewhere in this Form 10-K. The tax rate is further impacted overall due to the magnitude of pre-tax income which amplifies the impact of effective tax rate items due to lower income levels compared to the prior year.

Net Income

For the year ended December 31, 2016, we generated net income of $33.9 million, or $1.14 earnings per diluted common share, compared to net income of $92.5 million, or $3.05 earnings per diluted common share, for the year ended December 31, 2015. The weighted average shares outstanding on a diluted basis decreased from 30.3 million shares to 29.6 million shares as of December 31, 2016, primarily due to shares purchased under our Repurchase Program. The decrease in net income is primarily due to the increase in the ceded premium ratio and the increase in our 2016 loss ratio. The primary driver for the increase in the ceded premium ratio is described below. The primary drivers for the increase in the loss ratio derived from unfavorable development on prior year loss reserves coupled with the impact of Hurricanes Hermine and Matthew and current market conditions in Florida, especially South Florida, by which assignment of benefits claims and attorney represented claims have escalated and driven up loss costs. Additionally unfavorable loss development from the prior loss year was recorded in 2016 while favorable development for 2014 was recorded in 2015. The acquisition of ZAC was completed on March 21, 2016.

Ratios – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Year Ended December 31,
	2016	2015
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	35.7%	28.3%
Loss ratio	37.3%	26.9%
Expense ratio	22.4%	19.7%
Combined ratio	95.4%	74.9%

Ratios to Net Premiums Earned:
Loss ratio	58.0%	37.5%
Expense ratio	34.8%	27.5%
Combined ratio	92.8%	65.0%

Ceded premium ratio

Our ceded premium ratio increased to 35.7% for the year ended December 31, 2016 compared to 28.3% for the year ended December 31, 2015. The ceded premium ratio for the year ended December 30, 2015 benefited significantly from large Citizens depopulation activity in the fourth quarter of 2014 and first quarter of 2015, for which we incurred no additional reinsurance costs until June 1, 2015. Additionally, the 2016 reinsurance program, which was effective June 1, 2016, included coverage for an increase in commercial residential policies and the addition of Zephyr and Heritage wind only polices, all of which have a higher ceded premium ratio.

Gross loss ratio

Our gross loss ratio increased to 37.3% for the year ended December 31, 2016 from 26.9% for the year ended December 31, 2015, as a result of severe weather activity, primarily in the first quarter, Hurricanes Hermine and Matthew, unfavorable development on prior year loss reserves and current market conditions for Florida personal lines multi-peril business with respect to litigated and attorney represented claims, particularly in the tri-county area in South Florida. Additionally, favorable development on 2014 losses was recorded in 2015, while unfavorable development in 2015 losses was recorded in 2016.

Net loss ratio

Our net loss ratio increased to 58.0% for the year ended December 31, 2016 from 37.5% for the year ended December 31, 2015, primarily as a result of the items discussed above combined with the increase in the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 22.4% for the year ended December 31, 2016 from 19.7% for the year ended December 31, 2015, primarily due to the larger Citizens take-out activity favorably impacting the prior year acquisition costs, coupled with an increase in the general and administration expense ratio. Amortization of intangibles associated with the Zephyr transaction added 1.1% to the gross expense ratio.

Net expense ratio

Our net expense ratio increased to 34.8% for the year ended December 31, 2016 from 27.5% for the year ended December 31, 2015, primarily due to the increase in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 95.4% for the year ended December 31, 2016 from 74.9% for the year ended December 31, 2015. Our combined ratio on a net basis increased to 92.8% for the year ended December 31, 2016 from 65% for the year ended December 31, 2015. The increase in the combined ratio is the result of the significant benefit to our ceded premium ratio and acquisition expense ratio for the year ended December 30, 2015 from the much larger Citizens take-outs in the fourth quarter of 2014 and first quarter of 2015, reducing the 2015 reinsurance and acquisition expense ratio, and the much higher gross loss ratio in the year ended December 30, 2016 due to the severe weather activity, unfavorable prior year development, and a higher loss ratio due to the current market conditions in Florida previously discussed.

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Gross premiums written

Gross premiums written increased to $586.1 million for the year ended December 31, 2015 from $436.4 million for the year ended December 31, 2014. The increase in gross premiums written was due to the renewal of a significant number of policies previously assumed from Citizens and SSIC, the growing number of new voluntary policies written and the assumption of approximately 68,200 personal residential policies from Citizens, as well as approximately 100 commercial residential policies from Citizens in 2015. Of our gross premiums written for the year ended December 31, 2015, $487.6 million represents direct premiums written and $98.5 million represents assumed premiums written. Of the $487.6 million of direct premiums written, renewals of policies previously assumed from Citizens accounted for $393.5 million and renewals of policies previously assumed from SSIC accounted for $41.4 million, while voluntary business accounted for $92.7 million. The assumed premiums written of $98.5 million was comprised of policies assumed from Citizens.

Gross premiums earned

Gross premiums earned increased to $524.7 million for the year ended December 31, 2015 from $311.5 million for the year ended December 31, 2014. Our policies in force as of December 31, 2015 and 2014 were approximately 257,100 and 209,400, respectively, and this increase had a favorable impact on our gross premiums earned. Additionally, we experienced significant growth during the second half of 2014, including the acquisition of SSIC policies in June 2014 and the introduction of commercial residential business during the fourth quarter of 2014. This business generated earned premiums for the full year for 2015, while only generating earned premiums for partial year of 2014. Gross earned premiums from commercial residential was $97.2 million for 2015, as compared to $18.9 million for 2014.

Ceded premiums

Ceded premiums increased to $148.5 million for the year ended December 31, 2015 from $87.9 million for the year ended December 31, 2014. The increase in ceded premiums is primarily a result of the significant increase in the policies in force noted above, in particular the introduction of commercial residential business which has higher reinsurance costs as measured against gross earned premium than personal residential. The increase in ceded premiums was partially offset by lower reinsurance costs due to favorable reinsurance market conditions and the availability of lower cost reinsurance related to $477.5 million of catastrophe bonds issued by Citrus Re, and improved geographic spread of risk.

Net premiums earned

Net premiums earned increased to $376.3 million for the year ended December 31, 2015 from $223.6 million for the year ended December 31, 2014. The increase in net premiums earned in the comparable periods is primarily attributable to the increase in the number of policies in force during the year ended December 31, 2015 as compared to the year ended December 31, 2014, the growth in policy count experienced in the second half of 2014, partially offset by increased ceded earned premiums.

Net investment income

Net investment income, inclusive of net realized investment gains and losses, increased to $8.9 million for the year ended December 31, 2015 from $4.2 million for the year ended December 31, 2014. The increase in net investment income is due to the increase in invested assets to $400.1 million at December 31, 2015 from $331.2 million at December 31, 2014. The increase resulted primarily from policy growth and an increase in net realized gains to $1.5 million in 2015 from $0.3 million in 2014, resulting from the Company being reactive to market conditions.

Other revenue

Other revenue increased to $9.6 million for the year ended December 31, 2015 from $6.1 million for the year ended December 31, 2014. The increase in other revenue between the comparable periods is primarily attributable to the policy fees generated by our growing portfolio of new and renewed policies. Also, the rental income received pursuant to non-cancelable leases for our commercial property in Clearwater, Florida, and revenue earned from non-insurance claims generated by our restoration subsidiary contributed to the increase.

Total revenue

Total revenue increased to $394.8 million for the year ended December 31, 2015 from $233.8 million for the year ended December 31, 2014. The increase in total revenue was due primarily to the growth in net premiums earned resulting from the significant increase in the number of policies in force throughout the year ended December 31, 2015 as compared to the prior year.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses increased to $141.2 million for the year ended December 31, 2015 from $89.6 million for the year ended December 31, 2014. The increase in losses and loss adjustment expenses resulted primarily from an increase in the number of policies in force between the respective periods, partially offset by a 1.8 percentage point decrease in the gross loss ratio. Losses and loss adjustment expenses for the year ended December 31, 2015 include losses paid of $57.5 million and a $32.3 million increase in unpaid losses and loss adjustment expenses, including the addition of $16.8 million of IBNR reserves. As of December 31, 2015, we reported $83.7 million in unpaid losses and loss adjustment expenses which included $46.9 million attributable to IBNR, or 56% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased to $57.2 million for the year ended December 31, 2015 from $36.5 million for the year ended December 31, 2014. The increase is primarily attributable to the significant increase in new and renewed policies, which have associated commissions and administration fees paid to outside agents and administrators at the time of policy issuance, premium taxes and inspection fees, none of which are associated with policies assumed from Citizens prior to their renewal. This was partially offset by the fact that, $7.6 million of the $10 million SSIC policy acquisition fee was amortized during the year ended December 31, 2014, compared to only $2.4 million during the year ended December 31, 2015.

General and administrative expenses

General and administrative expenses increased to $46.1 million for the year ended December 31, 2015 from $33.5 million for the year ended December 31, 2014. The increase in 2015 was due primarily to the growth in our infrastructure resulting in greater costs associated with our personnel, facilities and overall business activity.

Provision for income taxes

Provision for income taxes was $57.8 million and $27.2 million for the years ended December 31, 2015 and 2014, respectively. Our effective tax rates for the years ended December 31, 2015 and 2014 were 38.6% and 36.6%, respectively. The increase in the effective tax rate is a result of prior period adjustments and more favorable permanent differences in 2014.

Net Income

For the year ended December 31, 2015 we generated net income of $92.5 million, or $3.05 earnings per diluted common share, compared to net income of $47.1 million, or $1.82 earnings per diluted common share, for the year ended December 31, 2014. The weighted average shares outstanding on a diluted basis increased from 25.8 million shares to 30.3 million shares as of December 31, 2015, primarily due to the issuance of IPO shares mid-year 2014 causing 2014 diluted shares to be lower.

Ratios – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Year Ended December 31,

	2015	2014
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	28.3%	28.2%
Loss ratio	26.9%	28.7%
Expense ratio	19.7%	22.5%
Combined ratio	74.9%	79.4%

Ratios to Net Premiums Earned:
Loss ratio	37.5%	40.1%
Expense ratio	27.5%	31.3%
Combined ratio	65.0%	71.4%

Ceded premium ratio

Our ceded premium ratio was relatively unchanged at 28.3% for the year ended December 31, 2015 compared to 28.2% for the year ended December 31, 2014.

Gross loss ratio

Our gross loss ratio decreased to 26.9% for the year ended December 31, 2015 from 28.7% for the year ended December 31, 2014, primarily due to the introduction of commercial residential business during the quarter ended December 31, 2014, which has a significantly lower loss ratio then personal residential. Commercial residential represented 18.5% of total gross earned premiums in 2015 compared to 6.1% in 2014.

Net loss ratio

Our net loss ratio decreased to 37.5% for the year ended December 31, 2015 from 40.1% for the year ended December 31, 2014, primarily as a result of the increase in commercial residential business in 2015.

Gross expense ratio

Our gross expense ratio decreased to 19.7% for the year ended December 31, 2015 from 22.5% for the year ended December 31, 2014, primarily as a result of general and administrative expenses increasing at significantly slower pace than gross premiums earned.

Net expense ratio

Our net expense ratio decreased to 27.5% for the year ended December 31, 2015 from 31.3% for the year ended December 31, 2014, primarily as a result of general and administration expenses increasing at significantly slower pace than gross premiums earned.

Combined ratio

Our combined ratio on a gross basis decreased to 74.9% for the year ended December 31, 2015 from 79.4% for the year ended December 31, 2014. Our combined ratio on a net basis decreased to 65% for the year ended December 31, 2015 from 71.4% for the year ended December 31, 2014. The changes in our combined ratio, on both a gross and net basis, are primarily as a result of the improvement of the loss and expense ratios to earned premiums, as discussed above.

Liquidity and Capital Resources

As of December 31, 2016, we had $105.8 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances during hurricane season to meet seasonal liquidity needs and the collateral requirements of Osprey, our captive reinsurance company described below. We also had $20.9 million in restricted cash to meet our contractual obligations related to the Catastrophe bonds issued by Citrus Re.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates, less amounts collateralized through a letter of credit. As of December 31, 2016, $12.8 million was held in Osprey’s trust account, $12.7 million was collateralized with a letter of credit, and there was a net premium receivable from Heritage P&C of $14.6 million which was paid on February 7, 2017. At December 31, 2016, Osprey provided $20 million excess $20 million of reinsurance coverage to Heritage P&C and Zephyr and $20 million excess $0 to Heritage P&C under two different reinsurance programs.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay our insurance company affiliate’s claims and expenses, as well as to satisfy commitments in the event of unforeseen events such, inadequate premium rates, or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

As of December 31, 2016, we had 28,840,443 shares of common stock outstanding, options to purchase 1,149,923 shares of common stock, at a weighted average price of $16.28 and 900,000 unvested shares of restricted common stock, reflecting total paid-in capital of $205.7 million as of such date.

We believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements. We cannot provide assurance, however, that such will be the case in the future.

On December 15, 2016, we issued Senior Notes in the aggregate principal amount of $79.5 million which consisted of a 7 year term note payable to 6 accredited investors. See Note 11 — “Note Payable” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2016	2015	2014	2016 vs 2015 Change	2015 vs 2014 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$75,130	$153,121	$194,196	$(77,991)	$(41,075)
Investing activities	(249,416)	(86,964)	(200,047)	(162,452)	113,083
Financing activities	43,826	9,639	101,273	34,187	(91,634)
Net increase (decrease) in cash and cash equivalents	$(130,460)	$75,796	$95,422	$(206,256)	$(19,626)

Operating Activities

Net cash provided by operating activities for December 31, 2016 was $75.1 million as compared to $153.1 million cash provided during the year ended December 31, 2015. The decrease resulted primarily from the timing of assumed premium payments from Citizens, reinsurance premium payments, claim payments, and tax deposit payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $249.4 million as compared to $86.9 million for the year ended December 31, 2015, reflecting the investment of funds provided by operating activities including the acquisition of Zephyr.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $43.8 million, as compared to $9.6 million for the year ended December 31, 2015. In December 2016, the Company entered into a debt arrangement providing net proceeds in the amount of $77.9 million. This was partially offset by payment of dividends to shareholders and purchase of treasury stock in 2016.

Taxation

Deferred Tax Liability and Current Tax Receivable

In prior years we reported a deferred tax asset arising from the portion (20%) of unearned premiums that are otherwise recognized as taxable income in advance of being earned for financial reporting purposes. In 2016, there was a shift to a deferred tax liability.   The deferred tax liability is created from purchase accounting for the Zephyr acquisition which created temporary differences due to the timing of tax deductions related to the purchased intangibles. In prior years we reported a net deferred tax asset which was driven primarily by the deferred tax asset arising from the portion (20%) of unearned premiums that are otherwise recognized as taxable income in advance of being earned for financial reporting purposes which was partially offset by deferred tax liabilities associated with policy acquisition costs deferred and amortized for financial statement purposes, but deducted currently for tax. In 2016, the Company reported a net deferred tax liability. The change from 2015 was primarily driven by an increase in deferred tax liabilities associated with Zephyr purchased intangibles for which the Company has no tax basis. Furthermore, the Company had recorded deferred tax liabilities associated with partnership investments for which the book basis is greater than the corresponding tax basis largely due to accelerated taxable losses being recorded in the current year.  Our current year income taxes recoverable reflects excess estimated tax deposits over the tax to be remitted to the US Treasury. The excess payments are largely the result of the estimation process required by the Internal Revenue Service throughout the year to pay estimated quarterly deposits which indicated larger annualized tax liability than was actually realized at December 31. Our current year income taxes recoverable reflect this temporary difference between taxable income and earned income reported in our financial statements.

Conversion to a Corporation

On May 22, 2014, Heritage Insurance Holdings, Inc. was converted from a limited liability company to a corporation. As a limited liability company, Heritage Insurance was treated as a partnership for tax purposes, and accordingly was not subject to entity-level federal or state income taxation. Our income tax provision generally consists of income taxes payable by our separate subsidiaries that are taxed as corporations and which have been taxed as such since our inception. As such, our effective tax rate as a limited liability company has historically been driven primarily by the taxable income recognized by our subsidiaries. As a corporation, we are subject to typical corporate U.S. federal and state income tax rates which we generally expect to result in a statutory tax rate of approximately 38.575% under current tax law.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2016:

	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(in thousands)
Long-term debt (1)	$124,495	$7,390	$24,437	$25,407	$67,261
Reinsurance contracts	96,667	96,667	—	—	—
Total	$221,162	$104,057	$24,437	$25,407	$67,261
1.	Amount differs from the balance presented on the consolidated balance sheet at December 31, 2016 because the long term debt amount above includes interest and excludes issuance costs.

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded an allowance of $0 and $250,000 for uncollectible premiums at December 31, 2016 and 2015, respectively.

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

We determine our ultimate loss reserves by selecting an estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception, as well as industry information relevant to the population of exposures drawn from Citizens.

Our chief actuary evaluated the adequacy of our reserves as of December 31, 2016 and concluded that total reserves ranging from a low of $129.4 million to a high of 145.9 million would meet the requirements of the insurance laws of Florida, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $56.5 million of recorded case reserves, we recorded $83.6 million of IBNR reserves as of December 31, 2016 to achieve overall gross reserves of $140.1 million.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our loss reserves on our net income, stockholders’ equity and liquidity as of and for the year ended December 31, 2016 (in thousands).

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Loss Reserves	$140,137	$129,388		$145,944

Impact on:
Net income	$33,865	$40,469	19.5%	$30,299	-10.5%
Stockholders’ equity	$357,959	$364,562	1.8%	$354,392	-1.0%
Cash, cash equivalents and investments	$708,799	$708,799	—	$708,799	—
Adjusted cash, cash equivalents and investments	$622,720	$629,322	1.1%	$619,152	-0.6%

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2016 and December 31, 2015.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2016 and December 31, 2015. Changes in interest rates subsequent to December 31, 2016 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2016 and December 31, 2015 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Our non-financial assets, such as goodwill, purchased intangible assets, and property and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Stock-Based Compensation. We recognize compensation expense under ASC 718 for stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The fair value of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. We recorded $3.1 million, $2.6 million and $3.3 million of stock-based compensation in 2016, 2015 and 2014, respectively.

Long-term Debt and Debt issuance costs.  On December 15, 2016, the Company entered into a Senior Secured Note (the “Notes”) with six accredited investors. The Notes has a total debt capacity of $80.0 million. The Company received net proceeds from the Note of $77.9 million. The Notes have a maturity date of December 15, 2023 and bear interest at a rate equal to a three-month average of LIBOR plus 8.75% per annum. The Company incurred 2% of gross proceeds in debt issuance costs or $1.6 million which consist of fees and expenses incurred in connection with the Note issuance, including legal, accounting and other related fees and a 6% one-time finders’ fee of $4.8 million. The debt issuance costs are amortized using the effective interest method over the terms of the debt issuance. The amortization expense is included in interest expense in the Company’s Consolidated Statements of Income and Comprehensive Income. Under the guidance of ASU No. 2015-03, the debt financing costs related to recognized debt liabilities is required to be presented on our balance sheet as a direct reduction, or contra liability, from the carrying value of the debt. At December 31, 2016, the Company has recorded on its balance sheet the net debt liability of $72.9 million. For the years ended December 31, 2016 and 2015, the Company capitalized $6.6 million and $0, in total capitalized debt insurance costs, respectively.

Interest. Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt.  The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreements as an adjustment to interest expense.

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

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income tax-related interest during the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance for Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs (deferred financing costs) related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the related debt liability, similar to the presentation of debt discounts. The update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Additionally, in August 2015, the FASB issued additional guidance, which provides further clarification on the same topic and states that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This guidance does not have a material effect on our consolidated financial statements as it results only in a reclassification on the Consolidated Statements of Assets and Liabilities. Accordingly, there was no impact on net asset value or net increase in net assets resulting from operations as a result of adoption of this guidance.

In May 2015, issued guidance addressing enhanced disclosure requirements for insurers relating to short-duration insurance contract claims and the unpaid claims liability rollforward for short-duration contracts. The disclosures are intended to provide users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, the methodologies and judgments used to estimate claims, and the timing, frequency, and severity of claims. The guidance is effective for annual reporting periods beginning after December 15, 2015. Early application is permitted. The Company adopted this guidance effective January 1, 2016. The adoption of this guidance results in additional disclosures but did not impact the Company’s results of operations, financial position or liquidity.

Recent Accounting Pronouncements Not Yet Effective

The Company describes the recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures. For accounting pronouncements not yet adopted, refer to “Note 1. Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” in the notes to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

We obtained a $12.7 million irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit terminates on May 31, 2017.

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

Our investment portfolios at December 31, 2016 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2016 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$515,571	$(55,440)	(10)%
200 basis point increase	$534,048	$(36,963)	(6)%
100 basis point increase	$552,529	$(18,482)	(3)%
100 basis point decrease	$589,635	$18,624	3%
200 basis point decrease	$606,742	$35,731	6%
300 basis point decrease	$616,578	$45,567	8%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2016 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$223,540	39%	$221,563	39%
AA+	$64,060	11%	$62,892	11%
AA	$70,242	12%	$69,192	12%
AA-	$44,276	8%	$43,606	8%
A+	$47,733	8%	$47,107	8%
A	$48,132	9%	$47,832	8%
A-	$35,385	6%	$35,317	6%
BBB+	$30,300	5%	$30,414	5%
BBB	$7,414	1%	$7,367	1%
BBB-	$2,613	1%	$2,551	1%
BB+	$491	0%	$465	0%
BB-	$1,104	0%	$1,107	0%
B	$476	0%	$472	0%
NA and NR	$1,145	0%	$1,126	0%
Total	$576,911	100%	$571,011	100%

Our equity investment portfolio at December 31, 2016 consists of common stocks and redeemable and nonredeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2016 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$4,214	13%
Energy	12,905	41%
Other	14,688	46%
Subtotal	$31,807	100%
Mutual Funds and ETF By type:
Equity	$164	0%
Subtotal	164	0%
Total	$31,971	100%

Foreign Currency Exchange Risk

At December 31, 2016, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Heritage Insurance Holdings Inc.

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Insurance Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 15, 2017

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $576,911 and $370,967 in 2016 and 2015, respectively)	$571,011	$371,783
Equity securities, available for sale, at fair value (cost of $34,190 and $32,439 in 2016 and 2015, respectively)	31,971	28,313
Total investments	602,982	400,096
Cash and cash equivalents	105,817	236,277
Restricted cash	20,910	13,085
Accrued investment income	4,764	3,409
Premiums receivable, net	42,720	30,565
Prepaid reinsurance premiums	106,609	78,517
Income taxes receivable	10,713	—
Deferred income taxes	—	7,964
Deferred policy acquisition costs, net	42,779	34,800
Property and equipment, net	17,179	17,111
Intangibles, net	26,542	2,120
Goodwill	46,454	8,028
Other assets	5,775	5,426
Total Assets	$1,033,244	$837,398

LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$140,137	$83,722
Unearned premiums	318,024	302,493
Reinsurance payable	96,667	60,210
Note payable, net of issuance costs	72,905	—
Deferred income taxes	3,003	—
Income tax payable	—	2,092
Advance premiums	18,565	12,138
Accrued compensation	4,303	2,305
Other liabilities	21,681	17,885
Total Liabilities	$675,285	$480,845
Commitments and contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,740,441 shares issued and 28,840,443 outstanding at December 31, 2016 and 30,441,410 issued and outstanding at December 31, 2015	3	3
Additional paid-in capital	205,727	202,628
Accumulated other comprehensive loss	(5,018)	(2,033)
Treasury stock, at cost, 1,759,330 shares at December 31, 2016	(25,562)	—
Retained earnings	182,809	155,955
Total Stockholders' Equity	357,959	356,553
Total Liabilities and Stockholders' Equity	$1,033,244	$837,398

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015	2014
REVENUES:
Gross premiums written	$626,704	$586,098	$436,407
Change in gross unearned premiums	13,814	(61,358)	(124,893)
Gross premiums earned	640,518	524,740	311,514
Ceded premiums	(228,797)	(148,472)	(87,902)
Net premiums earned	411,721	376,268	223,612
Net investment income	9,181	7,421	3,849
Net realized gains	1,733	1,508	304
Other revenue	16,323	9,595	6,055
Total revenues	438,958	394,792	233,820
EXPENSES:
Losses and loss adjustment expenses	238,862	141,191	89,560
Policy acquisition costs	84,421	57,186	36,510
General and administrative expenses	58,910	46,125	33,498
Total expenses	382,193	244,502	159,568
Operating income	56,765	150,290	74,252
Interest expense, net	321	—	—
Amortization of debt issuance costs	41	—	—
Income before income taxes	56,403	150,290	74,252
Provision for income taxes	22,538	57,778	27,155
Net income	33,865	92,512	47,097
OTHER COMPREHENSIVE INCOME:
Change in net unrealized (losses) gains on investments	(3,120)	(4,606)	4,395
Reclassification adjustment for net realized investment gain	(1,733)	(1,508)	(304)
Income tax (expense) benefit related to items of other comprehensive income	1,868	2,358	(1,578)
Total comprehensive income	$30,880	$88,756	$49,610
Weighted average shares outstanding
Basic	29,632,171	30,056,491	24,568,876
Diluted	29,634,349	30,326,468	25,816,560
Earnings per share
Basic	$1.14	$3.08	$1.92
Diluted	$1.14	$3.05	$1.82

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2013	14,007,150	$1	$62,849	$17,924	$—	$(790)	$79,984
Temporary equity reclassified to equity	2,338,350	—	20,921	—	—	—	20,921
Issuance of equity	17,850	—	88	—	—	—	88
Net unrealized change in investments, net of tax	—	—	—	—	—	2,513	2,513
Issuance of common stock equity in initial public offering and private placement, net of discount fee and direct costs of issuance of $6,530	6,909,091	1	69,469	—	—	—	69,470
Issuance of common stock to underwriters for over allotment, net of discount fee and direct costs of issuance of $700	900,000	—	9,200	—	—	—	9,200
Exercise of warrants	5,622,519	1	22,514	—	—	—	22,515
Stock-based compensation	—	—	3,301	—	—	—	3,301
Net income	—	—	—	47,097	—	—	47,097
Balance at December 31, 2014	29,794,960	3	188,342	65,021	—	1,723	255,089
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,756)	(3,756)
Issuance of 79,850 shares of stock in connection with the acquisition of BRC Restoration	79,850	—	2,000	—	—	—	2,000
Exercise of stock options and warrants	566,600	—	8,900	—	—	—	8,900
Stock-based compensation	—	—	2,647	—	—	—	2,647
Excess tax benefit on stock-based compensation	—	—	739	—	—	—	739
Dividends declared on common stock	—	—	—	(1,578)	—	—	(1,578)
Net income	—	—	—	92,512	—	—	92,512
Balance at December 31, 2015	30,441,410	3	202,628	155,955	—	(2,033)	356,553
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,985)	(2,985)
Stock buy-back	(1,759,330)	—	—	—	(25,562)	—	(25,562)
Shares tendered for income tax withholding	(66,637)	—	(977)	—	—	—	(977)
Stock-based compensation on vested restricted stock	225,000	—	4,815	—	—	—	4,815
Dividends declared on common stock	—	—	—	(7,011)	—	—	(7,011)
Excess tax expense on stock-based compensation	—	—	(739)	—	—	—	(739)
Net income	—	—	—	33,865	—	—	33,865
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	$(25,562)	$(5,018)	$357,959

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$33,865	$92,512	$47,097
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,815	2,647	3,301
Amortization of bond discount	8,016	6,246	2,531
Depreciation and amortization	8,976	1,350	777
Bad debt expense	—	(250)	250
Net realized gains	(1,733)	(1,508)	(304)
Deferred income taxes, net of acquired	3,103	1,016	(3,764)
Changes in operating assets and liabilities:
Accrued investment income	(1,355)	(792)	(1,646)
Premiums receivable, net	(10,754)	(10,287)	(9,931)
Restricted cash	(7,825)	(8,746)	(4,339)
Prepaid reinsurance premiums	(23,300)	(35,369)	(11,896)
Reinsurance premiums receivable	—	—	5,337
Income taxes receivable	(10,713)	—	5,073
Deferred policy acquisition costs, net	(7,979)	(10,430)	(14,605)
Other assets	177	(2,594)	(2,554)
Unpaid losses and loss adjustment expenses	56,415	32,253	32,125
Unearned premiums	(13,814)	61,358	124,893
Reinsurance payable	36,457	43,097	(12,478)
Income taxes payable	(2,092)	(10,716)	10,003
Accrued compensation	779	1,863	(63)
Advance premiums	4,336	6,995	1,314
Other liabilities	(2,244)	(15,524)	23,075
Net cash provided by operating activities	75,130	153,121	194,196
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	180,190	151,307	38,738
Purchases of investments available for sale	(317,666)	(237,946)	(231,070)
Proceeds from sale of investment in mortgage loan	—	6,849	(786)
Acquisition of a business, net of cash acquired	(110,319)	(6,000)	—
Cost of property and equipment acquired	(1,621)	(1,174)	(6,929)
Net cash used in investing activities	(249,416)	(86,964)	(200,047)
FINANCING ACTIVITIES
Proceeds from issuance of equity and redeemable shares	—	—	88
Proceeds from debt, net of issuance costs	77,910	—	—
Excess tax (expense) benefit on stock-based compensation	(739)	739	—
Shares tendered for income tax withholding	(977)	—	—
Purchase of treasury stock	(25,562)	—	—
Dividends	(6,806)	—	—
Proceeds from issuance of equity from initial public offering, net of discount fee and expense	—	—	78,670
Proceeds from exercise of stock options and warrants	—	8,900	22,515
Net cash provided by financing activities	43,826	9,639	101,273
(Decrease)/increase in cash and cash equivalents	(130,460)	75,796	95,422
Cash and cash equivalents, beginning of period	236,277	160,481	65,059
Cash and cash equivalents, end of period	$105,817	$236,277	$160,481
Supplemental Cash Flows Information:
Income taxes paid, net	$31,912	$68,824	$13,038
Temporary equity reclassified to equity	$—	$—	$20,921
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Issuance of shares for consideration in the acquisition of a business	$—	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

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

Our insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”) and Zephyr Insurance Company (“Zephyr”). Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiaries’ business; Contractors’ Alliance Network, LLC, our vendor network manager, which includes BRC Restoration Specialists, Inc., our restoration service; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd,; our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiaries; and Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

Our primary products are personal and commercial residential insurance, which we currently offer in Florida, North Carolina, South Carolina, Georgia and through the Zephyr acquisition, Hawaii. We conduct our operations under a single reporting segment.

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

Cash and Cash Equivalents

The Company’s cash and cash equivalents include demand deposits with financial institutions and short-term, highly-liquid financial instruments with original maturities of three months or less when purchased. The carrying amounts reported in the consolidated balance sheets for interest bearing deposits approximate their fair value because of the short maturity of these financial instruments.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Such classifications include goodwill and intangibles from other assets in the accompanying consolidated balance sheets.

Restricted Cash

As of December 31, 2016 and 2015, restricted cash was $20.9 million and $13.1 million, respectively. Heritage P&C holds approximately $19.3 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit two installments of reinsurance premiums into a trust account.

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

Accumulated other comprehensive income consists solely of unrealized gains and loss investments and is presented net of income tax.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2016. Changes in interest rates subsequent to December 31, 2016 may affect the fair value of the Company’s investments.

The Company believes the carrying amounts of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values at December 31, 2016 and December 31, 2015, due to the immediate or short term maturity of these instruments. The Company believes the carrying value of notes payable approximates fair value due to the recent nature of the transaction and its variable market rate of interest.

The Company’s non-financial assets, such as goodwill and property, plant and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Premiums

The Company records assumed premiums written (premiums from policies that the Company assumed from Sunshine State Insurance Company (“SSIC”) and from Citizens Property Insurance Corporation (“Citizens”), net of opt-outs and direct premiums written (premiums from subsequent renewals of Citizens’ and SSIC policies and voluntary policies written during the period) as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability. As a one-time only transaction on June 27, 2014, the Company assumed approximately $58.9 million of annualized premiums from SSIC. The Company acquired 32,000 SSIC policies and as of December 31, 2016 have approximately 19,600 of those policies in force.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded no allowance for the years ended December 31, 2016 and 2015, respectively.  Bad debt expense recovery related to uncollectible premiums was $0, $(250) thousand and $250 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Business Acquisition

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the fair value of the acquired business. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors and when appropriate, valuations performed by independent third party appraisers. Assets acquired and liabilities assumed in connection with business combinations are recorded based on their respective fair values at the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is subject to evaluation for impairment using a fair value based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applies this qualitative approach as of October 1 annually to any and all reporting units. If required following the qualitative assessment, the first step in the goodwill impairment test involves comparing the fair value of each of a reporting unit to the carrying value of a reporting unit. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value.

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

Other revenue

Other revenue represents rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that was acquired in April 2013, and all policy and pay-plan fees. Our insurance affiliates charge policyholders a policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and records the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services are performed.

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

In the event that the Company incurs losses recoverable under its reinsurance program, the Company records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of the Company’s liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to the estimate of unpaid losses. Given that an estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to the Company’s reserves for unpaid losses, a reasonable possibility exists that an estimated recovery may change significantly from initial estimates.

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2016, 2015 and 2014.

Assessments

Guaranty fund and other insurance-related assessments imposed upon the Company are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover Florida Insurance Guaranty Association (“FIGA”)/Hawaii Insurance Guaranty Association (“HIGA”) assessments, the Company in turn submits a plan for recoupment to the Insurance Commissioner for approval and upon approval, begins collecting a policy surcharge that will allow it to collect the prior years assessments over a 12-month period, based on an estimate of the number of policies the Company expects to write. The Company then submits an information only filing, pursuant to Florida Statute 631.57(3)(h)/Hawaii Statute 431:16-115(b), to the insurance regulatory authority requesting formal approval of the policy FIGA/HIGA surcharge. The process may be repeated in successive 12-month periods until the Company recoups all assessments. The Company records the recoveries as revenue in the period that it collects the cash. While current regulations allow the Company to recover from policyholders the amount of assessments imposed upon the Company, the Company’s payment of the assessments and recoveries may not offset each other in the same year. There were no such assessments during the periods presented.

The Company collects other assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Accrued Bonus Compensation

Our Board of Directors determined in 2013 that the bonus pool based on earnings before interest, taxes, depreciation and amortization (“EBITDA”) was appropriate. For the year ended December 31, 2016 the Board of Directors approved an EBITDA bonus of approximately $4.4 million to be paid to officers and employees of which approximately $800 thousand was paid out in cash as of December 31, 2016.  For the year ended December 31, 2015, the Company recognized employee bonus compensation expense of approximately $14.1 million, which the Company paid out in cash of approximately $12.1 million as of December 31, 2015 and the remainder during 2016. For the year ended December 31, 2014, the company recognized employee bonus compensation of $7.2 million.

Debt Issuance Costs

On December 15, 2016, the Company issued $79.5 million in Senior Secured Notes to six accredited investors. In connection with the issuance of debt the Company incurred $6.6 million in debt issuance costs. Debt issuance costs is reflected on the balance sheet as a net of note payable, and amortized using the effective interest method over the life of the underlying debt instrument.

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

The Company records any income tax penalties and income-tax-related interest as income tax expense in the period incurred. The Company did not incur any material tax penalties or income-tax-related interest for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Advertising Costs

The Company expenses all advertising costs when it incurs those costs. For the years ended December 31, 2016, 2015 and 2014, the Company incurred advertising costs of $94 thousand $27 thousand, and $14 thousand, respectively.

Earnings Per Share

The Company reports both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, the Company divides net income attributable to common shareholders by the weighted-average number of shares outstanding during the period, including vested restricted shares. The Company calculates diluted earnings per share by dividing net income attributable to common shareholders by the weighted-average number of shares, and the effect of share equivalents, and vested and unvested restricted shares outstanding during the period using the treasury stock method to calculate common stock equivalents.

Concentrations of Risk

The Company’s current operations subject us to the following concentrations of risk:

•	Revenue—The Company writes residential property and liability policies exclusively.
•	Geographic—The Company writes its premium in Florida, North Carolina, South Carolina and Hawaii, with approximately 90% of the premium written in Florida.
•

Group concentration of credit risk—All of the Company’s reinsurers engage in similar activities and have similar economic characteristics that could cause their ability to repay us to be similarly affected by changes in economic or other conditions.

•	Credit risk—The Company chooses to deposit all its cash at twelve financial institutions.

The Company mitigates its geographic and group concentrations of risk by entering into reinsurance contracts with highly rated, financially-stable reinsurers, and by securing irrevocable letters of credit from reinsurers when necessary.

With regard to cash, the Company had $123.4 million and $243.7 million in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits at December 31, 2016 and December 31, 2015, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250 thousand.

Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its consolidated financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance on goodwill impairment testing requiring entities to calculate the implied fair value of goodwill through a hypothetical purchase price allocation. Under the updated guidance, impairment will now be recognized as the amount by which a reporting unit’s carrying value exceeds its fair value. The standard is effective for us in the first quarter of 2020 on a prospective basis with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

In November 2016, the FASB issued guidance regarding the presentation of changes in restricted cash in the statement of cash flows. The updated guidance is effective for the Company in the first quarter of 2018 with early adoption permitted. The updated guidance should be applied retrospectively, unless it is impracticable to do so, at which point the guidance should be applied prospectively. The Company currently recognizes changes in restricted cash in operating activities on the consolidated statement of cash flows. Upon adoption of this updated guidance, such changes will be reflected in the same manner as other cash and cash equivalents.

In August 2016, the FASB issued guidance clarifying the classification of certain cash receipts and cash payments that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This updated guidance is effective on January 1, 2018, and will require adoption on a retrospective basis with early adoption permitted. The Company has not experienced any transactions that are within the scope of this guidance and accordingly will evaluate the effect of this guidance further if and when any such transactions occur.

In June 2016, the FASB issued guidance on the accounting for credit losses of financial instruments that are measured at amortized cost, including held to maturity securities and reinsurance recoverables, by applying an approach based on the current expected credit losses. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet. The guidance also amends the current accounting for other-than-temporary impairment model by requiring an estimate of the expected credit loss only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The available for sale debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset. The standard is effective for the Company in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued guidance which requires recognition of the excess tax benefits or deficiencies of share-based awards through net income rather than through additional paid in capital. Additionally, the guidance allows for an election to account for forfeitures related to share-based payments either as they occur or through an estimation method. The Company will adopt this guidance beginning with the first quarter of 2017 and will recognize the excess tax benefits (deficiencies) within our results of operations. The calculation of the excess tax benefits and deficiencies is based on the difference between the market value of a stock award at the date of vesting, or at the time of exercise for a stock option, compared to the grant date fair value recognized as compensation expense in the consolidated statements of operations. The Company has determined that the financial statements in future periods will be affected by this new guidance principally when excess tax benefit or deficiencies occur, given that all such future items will be recognized as income tax benefits or expense in the consolidated statements of income and comprehensive income. The value of such transactions is not currently determinable because such amounts will vary based upon the value of the Company’s common stock on the date of vesting of restricted stock or exercise of stock options. Additionally, the amounts recognized will be presented as operating activities in the consolidated statement of cash flows, whereas such amounts are currently classified as financing activities.

In February 2016, the FASB issued guidance that affects the recognition, measurement, presentation and disclosure of leases. The new guidance requires substantially all leases to be reported on the balance sheet as right-to-use assets and lease liabilities, as well as additional disclosures. The standard is effective as of January 1, 2019, and early adoption is permitted. While the Company has limited leasing activities, the Company is in the early stages of evaluating the impact of the new guidance on its consolidated financial statements.

In January 2016, the FASB issued guidance that affects the recognition, measurement, presentation, and disclosure of financial instruments. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The standard is effective for the Company in the first quarter of 2018. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. The effect of adopting this guidance will be principally affected by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of income and comprehensive income. Refer to Note 3 for the current status of such unrealized gains and losses levels that are currently recognized as other comprehensive income.

In May 2014, the FASB issued an accounting standard that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our claims management and risk control services. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. This guidance is not applicable to insurance contracts. The standard is effective for the Company in the first quarter of 2018 with early adoption permitted. Accordingly, while the Company is in the early stages of evaluating the effect of adopting this new guidance, the Company believes the application of this guidance will be less complex in relation to any non-insurance contracts.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Note 2.	Business Acquisition

On July 31, 2015, the Company acquired BRC Restoration Specialists, Inc., a Florida based provider of restoration services and emergency and recovery assistance for a purchase price in aggregate of $8 million in cash and common stock. The Company issued 79,850 shares of its common stock to BRC at a fair value of $2.0 million as part of the purchase price and paid in cash $6.0 million.  For the purchase price allocation the Company utilized a third party to calculate the valuation. The purchase consideration for the BRC acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $2.2 million in identifiable intangibles assets (brand, customer relations and non-compete), and a residual amount of goodwill of approximately $5.7 million.

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110.3 million, net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that only cover the peril of windstorm-hurricane events.

The purchase consideration for this acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $31.8 million in identifiable intangibles assets (primarily value of business acquired (“VOBA”), customer relationships and trade name), and a residual amount of goodwill of approximately $38.4 million. This acquisition furthers the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

During the quarter ended December 31, 2016, the Company finalized its purchase price allocation during the measurement period. The facts and circumstances that existed at the date of the acquisition, if known, would have affected the measurement of the amounts recognized at that date. In accordance with ASC 805, Business Combinations, measurement period adjustments are not included in current earnings, but recognized as of the date of the acquisition with a corresponding adjustment to goodwill resulting from the change in preliminary amounts. As a result, the Company adjusted the preliminary allocation of the purchase price initially recorded at the acquisition date to reflect these measurement period adjustments.

Based on the finalized valuation report received during the quarter ended December 31, 2016, the Company revised the preliminary purchase allocation for ZAC as disclosed in the first quarter of 2016. As a result, $1.8 million was recorded to reduce goodwill offset by an increase of $42 thousand in intangible assets and an increase of $2.6 million relating to VOBA, and corresponding increase of deferred tax liability of $1.0 million

The table below details the purchase consideration and allocation of assets and liabilities assumed for the ZAC acquisition:

Purchase Consideration
Cash, net of cash acquired	$110,319

Assets acquired
Investments	$76,543
Premiums and agent's receivable	1,403
Other assets	526
Prepaid reinsurance premiums	4,792
Intangible assets – value of business acquired	7,600
Intangible assets	24,245
Total assets acquired	$115,109
Total liabilities assumed	$(43,216)

Net assets acquired	$71,893
Goodwill	38,426
Total purchase price	$110,319

At December 31, 2015, the Company recorded goodwill and intangibles, net in Other assets.

The following table summarizes the results of the acquired ZAC operations since the acquisition date that have been included within our consolidated statement of operations.

(in thousands)	March 21, 2016 to December 31, 2016
Total revenue	$27,537
Net income	$8,900

The following table (all amounts in thousands, except for per share data)  provides supplemental unaudited pro forma consolidated information for the years ended December 31, 2016 and 2015, as if ZAC had been acquired as of January 1, 2015. The unaudited pro forma consolidated financial statements are presented solely for informational purposes and are not necessarily indicative of the consolidated results of operations that might have been achieved had the transaction been completed as of the date indicated, nor are they meant to be indicative of any anticipated consolidated future results of operations that the combined company will experience after the transaction.

	For the Years Ended December 31,
	2016	2015
	(unaudited)
Revenue	$447,780	$432,070
Net income	$36,817	$104,722
Basic, earnings per share	$1.24	$3.48
Diluted, earnings per share	$1.24	$3.45

Note 3.	Investments

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2016 and December 31, 2015:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	$107,968	$29	$449	$107,548
States, municipalities and political subdivisions	281,935	298	4,872	277,361
Special revenue	53,726	29	759	52,996
Industrial and miscellaneous	129,687	535	577	129,645
Redeemable preferred stocks	3,595	15	149	3,461
Total fixed maturities	576,911	906	6,806	571,011
Nonredeemable preferred stocks	14,935	40	460	14,515
Equity securities	19,255	1,197	2,996	17,456
Total equity securities	34,190	1,237	3,456	31,971
Total investments	$611,101	$2,143	$10,262	$602,982

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	$25,474	$16	$387	$25,103
States, municipalities and political subdivisions	184,145	2,107	137	186,115
Special revenue	42,593	19	204	42,408
Industrial and miscellaneous	115,313	294	932	114,675
Redeemable preferred stocks	3,442	61	21	3,482
Total fixed maturities	370,967	2,497	1,681	371,783
Nonredeemable preferred stocks	12,443	338	43	12,738
Equity securities	19,996	398	4,819	15,575
Total equity securities	32,439	736	4,862	28,313
Total investments	$403,406	$3,233	$6,543	$400,096

Special revenue instruments include U.S. government associated mortgage backed securities.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category as of December 31, 2016 and 2015, respectively:

	2016		2015
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Year Ended December 31,
Fixed maturities	$2,782	$70,728	$1,318	$78,161
Equity securities	108	8,337	448	24,100
Total realized gains	2,890	79,065	1,766	102,261
Fixed maturities	(253)	15,496	(133)	13,343
Equity securities	(904)	5,098	(125)	1,616
Total realized losses	(1,157)	20,594	(258)	14,959
Net realized gains	$1,733	$99,659	$1,508	$117,220

The table below summarizes the Company’s fixed maturities at December 31, 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$158,517	28%	$158,496	28%
Due after one year through five years	173,221	30%	172,309	30%
Due after five years through ten years	145,299	25%	142,259	25%
Due after ten years	99,874	17%	97,947	17%
Total	$576,911	100%	$571,011	100%

	December 31, 2015
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$34,162	9%	$34,165	9%
Due after one year through five years	146,616	40%	146,211	40%
Due after five years through ten years	79,380	21%	79,887	21%
Due after ten years	110,809	30%	111,520	30%
Total	$370,967	100%	$371,783	100%

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2016, 2015 and 2014, respectively:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Fixed maturities	$8,709	$6,960	$3,100
Equity securities	1,955	1,811	1,159
Cash, cash equivalents and short-term investments	226	258	181
Other investments	21	259	243
Net investment income	10,911	9,289	4,683
Investment expenses	1,730	1,868	834
Net investment income, less investment expenses	$9,181	$7,421	$3,849

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

The following table presents an aging of the Company’s unrealized investment losses by investment class as of December 31, 2016 and December 31, 2015:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	35	$448	$24,649	2	$1	$200
States, municipalities and political subdivisions	265	4,869	220,034	2	3	1,497
Industrial and miscellaneous	161	571	56,996	2	6	974
Special revenue	189	631	44,712	11	129	1,828
Redeemable preferred stocks	19	143	2,425	1	6	212
Total fixed maturities	669	6,662	348,816	18	145	4,711
Nonredeemable preferred stocks	77	439	11,298	5	20	234
Equity securities	26	191	2,542	29	2,805	7,317
Total equity securities	103	$630	$13,840	34	$2,825	$7,551
Total	772	$7,292	$362,656	52	$2,970	$12,262

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2015
U.S. government and agency securities	19	$385	$19,849	2	$3	$397
States, municipalities and political subdivisions	14	50	10,979	1	3	164
Industrial and miscellaneous	141	870	73,312	5	61	1,318
Special revenue	134	279	60,203	10	9	1,646
Redeemable preferred stocks	9	21	950	—	—	—
Total fixed maturities	317	1,605	165,293	18	76	3,525
Nonredeemable preferred stocks	19	29	1,560	5	14	250
Equity securities	48	2,975	8,416	20	1,844	2,680
Total equity securities	67	$3,004	$9,976	25	$1,858	$2,930
Total	384	$4,609	$175,269	43	$1,934	$6,455

The Company is required to maintain assets on deposits with various regulatory authorities to support its insurance and reinsurance operations.

Note 4.	Goodwill and Other Intangible Assets

As of December 31, 2016 and December 31, 2015 goodwill was $46.5 million and $8 million, respectively, and intangible assets were $26.5 million and $2.1 million, respectively. The Company has determined the useful life of the value of business acquired (see Note 2) to be one year. The Company has determined the useful life of the other intangible assets to range between 2-15 years. The Company has recorded $175 thousand relating to an insurance license and classified as an indefinite lived intangible which is subject to annual impairment testing.

Goodwill

Goodwill
(in thousands)
Balance as of December 31, 2014	$2,350
Goodwill acquired	5,678
Impairment	—
Balance as of December 31, 2015	$8,028
Goodwill acquired	38,426
Impairment	—
Balance as of December 31, 2016	$46,454

Other intangible assets

Our intangible assets resulted primarily from the acquisition of Zephyr and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and insurance license. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2016 and 2015, respectively (amounts in thousands):

December 31, 2016	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Brand	15	$1,210	$(114)	$1,096
Agent relationships	12	4,800	(300)	4,500
Renewal rights	15	16,600	(830)	15,770
Customer relations	10	870	(123)	747
Trade names	10	2,000	(150)	1,850
Value of business acquired	1	7,600	(5,700)	1,900
Non-compete	2.5	790	(286)	504
Total intangible assets		$33,870	$(7,503)	$26,367

(1)	Excludes insurance license valued at $175 thousand and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

December 31, 2015	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Brand	15	$1,210	$(34)	$1,176
Customer relations	10	870	(36)	834
Non-compete	5	120	(10)	110
Total intangible assets		$2,200	$(80)	$2,120

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount (1)
2017	$4,133
2018	1,982
2019	1,898
2020	1,888
2021	1,875
Thereafter	14,591
$26,367
(1)	Excludes insurance license valued at $175 thousand classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

Amortization expense of intangible assets was $7.4 million and $80 thousand for the year ended December 31, 2016 and 2015, respectively.

Note 5.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated.

	For the Year Ended December 31,
	2016	2015	2014
Basic earnings per share:
Net income attributable to common stockholders (000's)	$33,865	$92,512	$47,097
Weighted average shares outstanding	29,632,171	30,056,491	24,568,876
Basic earnings per share:	$1.14	$3.08	$1.92

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$33,865	$92,512	$47,097
Weighted average shares outstanding	29,632,171	30,056,491	24,568,876
Weighted average dilutive shares	2,178	269,977	1,247,684
Total weighted average dilutive shares	29,634,349	30,326,468	25,816,560
Diluted earnings per share:	$1.14	$3.05	$1.82

Note 6.	Fair Value Measurements

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended December 31, 2016 and 2015, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2016	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$107,548	$103,997	$3,551	$—
States, municipalities and political subdivisions	277,361	—	277,361	—
Special revenue	52,996	—	52,996	—
Industrial and miscellaneous	129,645	—	129,645	—
Redeemable preferred stocks	3,461	3,461	—	—
Total fixed maturities investments	$571,011	$107,458	$463,553	$—
Nonredeemable preferred stocks	14,515	14,515	—	—
Equity securities	17,456	17,456	—	—
Total equity securities	$31,971	$31,971	$—	$—
Total investments	$602,982	$139,429	$463,553	$—

December 31, 2015	Total	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Certificate of deposits (1)	$3,300	$3,300	$—	$—
Fixed maturities investments:
U.S. government and agency securities	$25,103	$22,361	$2,742	$—
States, municipalities and political subdivisions	186,115	—	186,115	—
Special revenue	42,408	—	42,408	—
Industrial and miscellaneous	114,675	—	114,675	—
Redeemable preferred stocks	3,482	3,482	—	—
Total fixed maturities investments	$375,083	$29,143	$345,940	$—
Nonredeemable preferred stocks	12,738	12,738	—	—
Equity securities	15,575	15,575	—	—
Total equity securities	$28,313	$28,313	$—	$—
Total investments	$403,396	$57,456	$345,940	$—

(1)	Includes commercial paper with a maturity of three months or less at the time of purchase of $3.3 million classified in cash and cash equivalents.

We believe the carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values at December 31, 2016 and December 31, 2015, due to the immediate or short term maturity of these instruments. We believe the carrying value of notes payable approximates fair value due to the recent nature of the transaction and its variable market rate of interest.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. During 2016 these non-recurring fair values inputs consisted of customer relations, non-compete, brand name and goodwill. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2016, 2015 and 2014 except for certain fair value measurements during 2016 and 2015 following the acquisition of Zephyr and BRC, respectively. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Note 7.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
	(In thousands)
Land	$2,582	$2,582
Building	10,301	9,599
Computer hardware and software	3,113	2,502
Office furniture and equipment	759	634
Tenant and leasehold improvements	3,334	3,300
Vehicle fleet	842	693
Total, at cost	20,931	19,310
Less: accumulated depreciation and amortization	3,752	2,199
Property and equipment, net	$17,179	$17,111

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.3 million, $0.8 million, respectively. The Company’s real estate consists of 14 acres of land, four buildings with a gross area of 191,000 square feet and a parking garage.

The Company currently leases space to non-affiliates and occupies space in one of the buildings.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2017	$2,604
January 1 to December 31, 2018	2,643
January 1 to December 31, 2019	2,492
January 1 to December 31, 2020	2,498
January 1 to December 31, 2021	2,551
Thereafter	3,632
$16,420

Note 8.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016	2015
	(In thousands)
Beginning Balance	$34,800	$24,370
Policy acquisition costs deferred	92,400	67,616
Amortization	(84,421)	(57,186)
Ending Balance	$42,779	$34,800

Note 9.	Reinsurance

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

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs are incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”).Coverage is shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3.1 billion.

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

•

FHCF Layer. The Company’s FHCF program provides coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.5 billion, in excess of its retention of $460 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

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

For a first catastrophic event striking Florida, our reinsurance program provides coverage for $1.9 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. $860 million of limit purchased in 2016 includes a reinstatement, with $825 million being prepaid. In total, we have purchased $3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.

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

•

Aggregate Coverage. In addition to the layers described above, the Company also purchased $125 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $1.7 billion for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events.

For a first catastrophic event, our 2015-2016 reinsurance program provided coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and were responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have had coverage remaining from layers that were not previously fully exhausted. We also purchased reinstatement premium protection insurance to provide an additional $440 million of coverage. Our aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events. In total, we purchased $2.3 billion of reinsurance coverage, including our retention, for multiple catastrophic events for the 2015-2016 hurricane season

Property Per Risk Coverage

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

•

Aggregate Coverage. In addition to the layers described above, the Company purchased $105 million of aggregate reinsurance coverage for losses and loss adjustment expenses in excess of $825 million for a first catastrophic event. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention levels for second and subsequent events and where underlying coverage had been previously exhausted. There was no reinstatement of the aggregate reinsurance coverage once exhausted, but it did provide coverage for multiple events. Osprey provided $20 million of protection in the layer above $940 million.

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

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of income and comprehensive income:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Premium written:
Direct	$618,932	$487,583	$283,295
Assumed	7,772	98,515	153,112
Ceded	(252,113)	(183,841)	(99,798)
Net premium written	$374,591	$402,257	$336,609
Change in unearned premiums:
Direct	$(29,480)	$(103,138)	$(80,617)
Assumed	43,294	41,780	(44,276)
Ceded	23,316	35,369	11,896
Net decrease (increase)	$37,130	$(25,989)	$(112,997)
Premiums earned:
Direct	$589,452	$384,445	$202,678
Assumed	51,066	140,295	108,836
Ceded	(228,797)	(148,472)	(87,902)
Net premiums earned	$411,721	$376,268	$223,612
Losses and LAE incurred:
Direct	$214,362	$107,552	$64,686
Assumed	26,361	33,639	24,874
Ceded	(1,861)	—	—
Net losses and LAE incurred	$238,862	$141,191	$89,560

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$119,339	$60,223	$34,420
Assumed	20,798	23,499	17,049
Gross unpaid losses and LAE	$140,137	$83,722	$51,469
Unearned premiums:
Direct	$317,579	$258,754	$155,617
Assumed	445	43,739	85,519
Gross unearned premiums	318,024	302,493	241,136
Ceded	(106,609)	(78,517)	(43,148)
Net unearned premiums	$211,415	$223,976	$197,988

Note 10.	Reserve For Unpaid Losses

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts for which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2016	2015	2014

Balance, beginning of period	$83,722	$51,469	$19,344
Less: reinsurance recoverable on paid losses	—	—	—
Net balance, beginning of period	83,722	51,469	19,344
Incurred related to:
Current year	220,071	146,484	89,783
Prior years	18,791	(5,293)	(223)
Total incurred	238,862	141,191	89,560
Paid related to:
Current year	120,626	81,673	45,618
Prior years	62,407	27,265	11,817
Total paid	183,033	108,938	57,435
Net balance, end of period	139,551	83,722	51,469
Plus: reinsurance recoverable on unpaid losses	586	—	—
Balance, end of period	$140,137	$83,722	$51,469

The Company writes insurance in the states of Florida, North Carolina, South Carolina, Hawaii and Georgia, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred for the years ended December 31, 2016 and 2015 reflecting a prior year deficiency of $18.8 million and a redundancy of $5.3 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Most of the unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

The Company writes insurance in the states of Florida, North Carolina, South Carolina and Hawaii, which could be exposed to hurricanes or other natural catastrophes. The occurrence of a major catastrophe could have a significant effect on the Company’s yearly results and cause a temporary disruption of the normal operations of the Company. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter.

The following is information about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012	2013	2014	2015	2016	Net IBNR Reserves	Reported Claims
2012	$1,396	$851	$811	$784	$797	$6	125
2013		37,005	35,819	37,212	37,090	531	3,607
2014			91,839	86,508	86,634	2,155	7,770
2015				141,125	159,899	13,637	11,068
2016					207,183	65,884	14,603
				Total	$491,603	$82,213

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012	2013	2014	2015	2016
2012	$12	$615	$695	$756	$766
2013		18,625	29,023	32,414	35,322
2014			47,408	70,932	79,341
2015				76,310	130,267
2016					107,771
				Total	$353,467

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$138,136
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	586
Unpaid Unallocated Loss Adjustment Expense	1,415
Unpaid losses and loss adjustment expenses	$140,137

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2016

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	53%	29%	9%	4%	1%	4%

Note 11.	Note Payable

On December 15, 2016, we issued Senior Secured Notes (“Secured Notes”) in the aggregate amount of $79.5 million, 7-year term note payable to six accredited investors. The Secured Notes bears interest of 8.75% plus 0.95% of the three month average of LIBOR. Principal and interest is paid quarterly, interest payments commence on March 15, 2017, the quarterly principal payments commence on December 31, 2018. At December 31, 2016, we owed $72.9 million, net of issuance costs. In addition, the Company incurred approximately $6.6 million of debt issuance costs

Long-term debt at December 31, 2016, consisted of the following:

	Principal	Unamortized Debt Issuance Costs
	(in thousands)
Senior Secured Notes, due December 15, 2023 (interest computed at 8.75% plus 3 month Libor average, at December 31, 2016)	$79,500	$6,595

The Secured Notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The Secured Notes covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The Secured Notes do not have the benefit of any sinking funds. They also contain customary limitations and lien provisions as well as customary events of default provisions, which breached, could result in the accelerated maturity of the Secured Notes. The Company was in compliance with the senior notes covenants for the year ended December 31, 2016.

Subject to replacement capital covenant, the Secured Notes may be redeemable, in whole or in part, at any time on or after December 15, 2018, based on the quarterly payment date, at the following redemption prices (as a percentage of outstanding principal amount of the notes to be redeemed) plus accrued and unpaid interest and principal of the Secured Notes: 2018 – 103%; 2019 – 102%; 2020 – 101% and thereafter at 100%. If there is a change in control offer that Holder has the right to require the Company to purchase such Holder’s Secured Notes based on the redemption terms stated above.

The effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 9.7%.

Expected annual principal payments due by Heritage Insurance under the Senior Secured Note agreement is as follows:

Year	Amount
(in thousands)
2017	$—
2018	1,988
2019	7,465
2020	6,746
2021	6,097
Thereafter	57,204
$79,500

As of December 31, 2016, we recorded interest expense on debt liabilities and amortization of debt issuance costs of $321 thousand and $41 thousand, respectively.

Note 12.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Federal:
Current	$16,575	$48,524	$26,440
Deferred	2,735	970	(3,219)
Provision for Federal income tax expense	19,310	49,494	23,221
State:
Current	2,893	8,238	4,479
Deferred	335	46	(545)
Provision for State income tax expense	3,228	8,284	3,934
Provision for income taxes	$22,538	$57,778	$27,155

The following table sets forth the components of income before income taxes for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Pass-through entities (Through May 22, 2014)	$—	$—	$2,668
Non-pass through entities	56,403	150,290	71,584
Income before income taxes	$56,403	$150,290	$74,252

The actual income tax expense differs from the expected income tax expense computed by applying the combined applicable effective federal and state tax rates to income before the provision for income taxes as follows:

	For the Year Ended December 31,
	2016	2015	2014
Expected income tax expense at federal rate	35.0%	35.0%	35.0%
State tax expense, net of federal tax benefits	3.7%	3.6%	3.6%
Permanent items	1.4%	-1.0%	0.0%
Other	-0.1%	0.9%	-2.0%
Reported income tax expense	40.0%	38.5%	36.6%

The effective income tax rate differs from the statutory income tax rate in 2016, 2015 and 2014 primarily due to state income taxes and the fact that a portion of the Company’s consolidated pre-tax income through May 22, 2014 was earned at our limited liability companies that had elected to be taxed under the Partnership provisions of the Internal Revenue Code. Accordingly, all income or losses and applicable tax credits generated by these entities through that date are reported on the common shareholders’ individual tax returns, and no federal income taxes were recorded by the Company prior to May 22, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	For the Year Ended December 31,
	2016	2015
Deferred tax assets:	(In thousands)
Unearned premiums	$17,209	$17,979
Tax-related discount on loss reserve	1,829	1,140
Unrealized loss	3,113	1,277
Stock-based compensation	1,604	1,617
Prepaid expenses	1,482	—
Other	312	256
Total deferred tax asset	25,549	22,269
Deferred tax liabilities:
Deferred acquisition costs	16,377	13,424
Unrealized gain	—	—
Property and equipment	355	473
Basis in purchased investments	1,697	—
Basis in purchased intangibles	9,791	—
Other	332	408
Total deferred tax liabilities	28,552	14,305
Less: valuation allowance	—	—
Net deferred tax (liability) asset	$(3,003)	$7,964

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The remaining goodwill from asset purchases that is deductible for tax purposes over the future years totaled $7 million and $7.6 million for the years ended December 31, 2016 and 2015, respectively.

The statute of limitations related to our federal and state income tax returns remains open from our first filings for 2013 through 2015. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting no material adjustment.  Currently, no taxing authorities are examining any of our federal or state income tax returns.

The reinsurance affiliate, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2016, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

Note 13.	Statutory Accounting and Regulations

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net income of $567 thousand and $45.6 million for the years ended December 31, 2016 and 2015, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. The Company’s combined statutory surplus was $276 million and $216.6 million at December 31, 2016 and December 31, 2015, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At December 31, 2016, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

At December 31, 2016, the ratio of adjusted capital to authorized control level risk based capital for each of our insurance company subsidiaries was above 300%.

State law for Florida and Hawaii permits an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The law further provides calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements. However, the consent order authorizing our commencement of operations precludes us from paying dividends without the prior approval of FLOIR until July 31, 2017.

Florida law limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company was in compliance with all investment restrictions at December 31, 2016 and 2015.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. See Note 1 for a description of how the Company recovers assessments imposed upon it.

Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. There are currently no assessments to be collected from policyholders and remitted to any governmental or quasi-governmental entities. If an assessment becomes levied the Company would multiply the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

The Company reported its insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices. The following items are principal differences between statutory accounting and GAAP:

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

The table below reconciles the Company’s consolidated GAAP net income to statutory net income of its insurance subsidiaries (in thousands):

	For the Year Ended December 31,
	2016	2015	2014

Consolidated GAAP net income	$33,865	$92,512	$47,097
Increase (decrease) due to:
Deferred income taxes	6,069	1,755	(3,764)
Deferred policy acquisition costs	(7,979)	(10,430)	(14,605)
Surplus note interest	—	(347)	(1,445)
Non-statutory subsidiaries	(32,874)	(36,569)	(16,788)
Investment basis difference	540	—	—
Pre-acquisition income	3,755	—	—
Equity compensation	(2,107)	(1,074)	(1,106)
Allowance for doubtful accounts	—	(250)	250
Other	(702)	—	199
Statutory net income of insurance subsidiaries	$567	$45,597	$9,838

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. In May 2013, the Company contributed $1.7 million in cash to Osprey. Osprey secures its reinsurance obligations to our insurance subsidiaries with an irrevocable letter of credit in the amount of $12.7 million. These resources, in addition to premiums ceded to it by our insurance subsidiaries are sufficient to comply with regulatory requirements as of December 31, 2016. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 15.	Other Liabilities

At December 31, 2016 and 2015, Other liabilities included approximately $0.2 million and $4.9 million related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program. Also, included in other liabilities for the years ended December 31, 2016 and 2015 was $6.2 million and $5.8 million for commission payables, $5.6 million and $3.9 million for accounts payable and other payables, and $6.9 million and $0 for payments in connection with the issuance of debt, $1.8 million and $1.6 million for dividends payable and $1 million and $1.2 million for unearned revenue, respectively.

Note 16.	Accrued Bonus Compensation

For the year ended December 31, 2016, the Company recognized employee bonus compensation expense of approximately $4.4 million based on EBITDA goals, which the Company paid out in cash of approximately $0.8 million as of December 31, 2016. For the year ended December 31, 2015, the Company recognized employee bonus compensation expense of approximately $14.1 million, which the Company paid out in cash of approximately $12.1 million as of December 31, 2015 and the remainder was paid in 2016.  For the year ended December 31, 2014, the Company accrued bonuses of $7.2 million based on 8.5% of earnings before interest, taxes, depreciation and amortization, which was paid out in cash as of December 31, 2014

Note 17.	Related Party Transactions

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of December 31, 2016, 2015 and 2014.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the years ended December 31, 2016, 2015 and 2014, the Company paid the management service company approximately $118 thousand, $113 thousand and $93thousand, respectively.

•

The Company leased the space that it had occupied through March 2014 at 700 Central Avenue, Ste. 500 St. Petersburg, Florida from a real estate management company controlled by a stockholder. The Company leased the space without obligation to continue doing so in the future. For the years ended December 31, 2016, 2015 and 2014 the Company incurred rent expense of approximately $0, $0 and $70 thousand respectively.

Note 18.	Employee Benefit Plan

The Company provides a 401(k) plan for its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the years ended December 31, 2016 and 2015, the Company’s contributions to the plan on behalf of the participating employees were $685 thousand and $276 thousand respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the years ended December 31, 2016 and 2015, the Company incurred medical premium costs in the aggregate of $2.4 million and $1.4 million, respectively. The Company also recorded approximately $309 thousand as unpaid claims as of December 31, 2016. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 thousand for which any excess cost would be covered by the reinsurer. There is an aggregate limit for losses of $1.5 million which would provide up to $1 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

Note 19.	Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2016, the Company had 28,840,443 shares of common stock outstanding, 1,759,330 treasury shares of common stock and 900,000 unvested restricted common stock issued reflecting total paid-in capital of $205.7 million as of such date.

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

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20 million of the Company’s common stock. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017.  For the year ended December 31, 2016, the Company has purchased in aggregate 1,759,330 shares of common stock at a cost of $25.6 million through open market or private transactions.

Dividends

For the year ended December 31, 2016, we recorded quarterly cash dividends of approximately $7 million as follows:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Cash dividend per common share	$0.05	$0.06	$0.06	$0.06
Total cash dividends paid	$1,578,320	$1,840,455	$1,808,505	$1,784,426
Record date	March 15, 2016	June 15, 2016	September 15, 2016	December 15, 2016
Payment date	April 5, 2016	July 1, 2016	October 3, 2016	January 4, 2017

On December 17, 2015, the Company announced a cash dividend of $0.05 per share or $1.5 million on the Company’s common stock, payable on January 13, 2016 to stockholders of record as of the close of business on December 31, 2015.

On March 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 4, 2017, to shareholders of record March 15, 2017.

Cash dividends declared on our outstanding weighted average number of basic common shares for the periods presented were approximately as follows:

	For the Years Ended December 31,
	2016	2015
Cash dividends per common share	$0.23	$0.05

Note 20.	Stock-Based Compensation

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2016 and 2015, there were 170,814 shares available for grant under the Plan.

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

Stock Options

On September 24, 2014, the Company granted options to purchase 359,000 shares to certain employees and directors. No stock options were granted in the years ending December 31, 2015 and 2016. These options were awarded with the strike price set at the fair market value at the grant date, and vested on March 15, 2015 with an expiration date of September 24, 2017. The fair value of each option grant, which was $2.70 per option granted in 2014, was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options vested during the year ended December 31, 2014 was $2.5 million.

On December 2, 2014, the Company granted options to purchase 1,326,923 shares to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date, and vest at 50 percent upon grant and 50 percent on April 30, 2015 with an expiration date of December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value options that vested as of December 31, 2015 was $2.7 million.

The following table provides the assumptions utilized in the Black-Scholes model for options granted during the year ended December 31, 2014. No options were granted during the years ended December 31, 2016 and 2015.

	December 2, 2014	September 24, 2014
Weighted-average risk-free interest rate	0.51	0.42
Expected term of option in years	1.60	1.70
Weighted-average volatility	35.56%	36.47%
Dividend yield	0%	0%
Weighted average grant date fair value per share	$3.19	$2.70

A summary of information related to stock options outstanding at December 31, 2016 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2014	1,685,923
Granted	—
Exercised	(536,000)	$4.29
Forfeited	—
Balance at December 31, 2015	1,149,923	$2.99
Granted	—
Exercised	—
Balance at December 31, 2016	1,149,923	$2.99
Vested and exercisable as of December 31, 2016	1,149,923	$2.99

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$14.02	243,000	0.75	$14.02	243,000	0.75	$14.02
16.89	906,923	1.00	16.89	906,923	1.00	16.89
$16.28	1,149,923	0.88	$16.28	1,149,923	0.88	$16.28

No compensation expense was recognized for stock options granted above during the year December 31, 2016. The Company has recognized $1.9 million and $3.3 million of compensation expense during the years ended December 31, 2015 and 2014 relative to the stock options granted above.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments generally over a five year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted during the year ended December 31, 2016. Restricted stock activity during the year ended December 31, 2016 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	(158,363)	$14.67
Canceled and forfeited	(66,637)	$14.67
Non-vested, at December 31, 2016	900,000	$18.82

Awards are being amortized to expense over the five year vesting period. Relating to the restricted stock the Company recognized $3.8 million and $749 thousand of compensation expense for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, there was approximately $18.5 million, representing unrecognized compensation expense related to the non-vested restricted stock. The Company expects to recognize the remaining compensation expense over a weighted average period of 3.9 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized to restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the year ended December 31, 2016 and 2015, respectively.

For the Year Ended December 31,	2016	2015
Deferred tax benefit recognized	$—	$76
Tax benefit realized for restricted stock and paid dividends	—	357
Fair value of vested restricted stock	3,301	—

Note 21.	Condensed Financial Information of Heritage Insurance Holdings, Inc.

The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements (in thousands, except share and per share data):

	As of December 31,
	2016	2015
	(In thousands)
ASSETS
Fixed maturity securities, available for sale, at fair value	$77,922	$—
Cash and cash equivalents	7,368	36,762
Investment in and advances to subsidiaries	334,983	312,047
Other assets	19,055	7,355
Total Assets	$439,328	$356,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	81,369	349
Total Liabilities	$81,369	$349
Total Stockholders' Equity	$357,959	$355,815
Total Liabilities and Stockholders' Equity	$439,328	$356,164

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$1,403	$1,129	$1,896
Total revenue	1,403	1,129	1,896
Expenses:
General and administrative expense	11,558	9,036	6,649
Amortization of debt issuance cost	41	—	—
Interest expense, net	321	—	—
Total expenses	$11,920	$9,036	$6,649
Loss before income taxes and equity in net income of subsidiaries	(10,517)	(7,907)	(4,753)
Benefit from income taxes	—	(2,227)	(801)
Loss before equity in net income of subsidiaries	(10,517)	(5,680)	(3,952)
Equity in net income of subsidiaries	2,034	98,192	51,049
Net income	$(8,483)	$92,512	$47,097

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net cash (used in) provided by operating activities	$(6,045)	$7,196	$1,280
Investing Activities
Purchases of investment available for sale	(77,910)	—	—
Dividends received from subsidiaries	85,096	21,400	16,099
Investments and advances to subsidiaries	(74,361)	(32,400)	(98,469)
Net cash used in investing activities	(73,220)	(3,804)	(82,370)
Financing Activities
Proceeds from issuance of equity from IPO and private placement, net of discount fee and direct costs of issuance	—	—	78,670
Proceeds from exercise of stock options and warrants	—	8,900	22,515
Proceeds from issuance of note payable, net of issuance costs	77,910	—	—
Proceeds from issuance of equity and redeemable shares	—	—	88
Excess tax (expense) benefit on stock-based compensation	(739)	739	—
Shares tendered for income tax withholdings	(977)	—	—
Purchase of treasury stock	(25,562)	—	—
Dividends	(6,806)	—	—
Net cash provided by financing activities	43,826	9,639	101,273
(Decrease)/increase in cash and cash equivalents	(29,394)	5,835	20,183
Cash and cash equivalents, beginning of period	36,762	30,927	10,744
Cash and cash equivalents, end of year	$7,368	$36,762	$30,927

Note 22.	Quarterly Results for 2016 and 2015 (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$106,342	$108,918	$101,555	$94,906
Investment income	$2,037	$2,223	$2,326	$2,595
Total revenues	$111,565	$115,281	$109,306	$102,806
Total expenses	$99,525	$85,524	$90,694	$106,450
Net income	$7,423	$18,368	$10,930	$(2,856)
Basic earnings per share	$0.24	$0.62	$0.37	$(0.09)
Diluted earnings per share	$0.24	$0.62	$0.37	$(0.09)

For the year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$101,489	$94,846	$82,361	$97,572
Investment income	$1,633	$2,090	$1,973	$1,725
Total revenues	$105,128	$99,088	$89,244	$101,332
Total expenses	$56,836	$58,098	$61,529	$68,039
Net income	$30,056	$25,400	$16,813	$20,243
Basic earnings per share	$1.01	$0.85	$0.56	$0.66
Diluted earnings per share	$1.00	$0.84	$0.55	$0.66

Note 23.	Subsequent Events

On March 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly cash dividends totaling approximately $1.9 million payable on April 4, 2017, to stockholders of record on March 15, 2017.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Information regarding directors of the Company standing for election at the 2017 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of Directors.”

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

The information regarding executive compensation is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporate in this Item 12 by reference to the sections of the Proxy Statement with the following captions:

•	Stock Ownership Information – Security Ownership of Directors and Executive Officers
•	Stock Ownership Information – Security Ownership of Certain Beneficial Owners

The following table includes information as of December 31, 2016, with respect to the Company’s equity compensation plans:

Plan Category	No. of Securities to be Issued upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	No. of Securities Remaining Available for Future Issuance under Equity Compensation Plan (Excluding Securities in Column (a))
	(a)		(b)	(c)
Equity Compensation Plan Approved by Shareholders (1)	2,049,923	(2)	$15.46	170,814

1.  Consists of the Omnibus Incentive Plan adopted on May 22, 2014.

2.  As of December 31, 2016, 900,000 shares of restricted stock and 1,149,923 stock options were outstanding. The weighted-average exercise price of outstanding options and rights does not take into account the restricted stock, which have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationship and related transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2017 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2016.

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
10.20

Separation Agreement and General Release, dated December 22, 2014, by and between Heritage Insurance Holdings,

Inc. and Kent Linder. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2014)

10.21

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.22

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Richard Widdicombe. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.23

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Stephen Rohde. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.24

Employment Agreement, dated April 28, 2016, by and between Heritage Insurance Holdings, Inc. and Steven C. Martindale. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2016)

10.25

Indenture, dated December 15, 2016, by and among Heritage Insurance Holdings, Inc., The Bank of New York Mellon, The Bank of New York Mellon, London Branch, and The Bank of New York Mellon (Luxembourg) S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016)

23.1	Consent of Grant Thornton LLP*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith
**	Furnished herewith
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.
Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 15, 2017	By:	/s/ BRUCE LUCAS
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

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2017

/s/ STEVEN MARTINDALE
Steven Martindale	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 15, 2017

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 15, 2017

/s/ TRIFON HOUVARDAS
Trifon Houvardas	Director	March 15, 2017

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 15, 2017

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 15, 2017

/s/ IRINI BARLAS
Irini Barlas	Director	March 15, 2017

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 15, 2017

/s/ JAMES MASIELLO
James Masiello	Director	March 15, 2017