Form 10-Q
period 2017-03-31
Heritage Insurance Holdings, Inc.
filed 2017-05-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on May 05, 2017 was 29,317,019.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our limited operating history;
•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in Florida and Hawaii;
•	our exposure to catastrophic events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our growth strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	our lack of significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	the items set forth in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $576,097 and $576,911 in 2017 and 2016 respectively)	$572,904	$571,011
Equity securities, available for sale, at fair value (cost of $34,634 and $34,190 in 2017 and 2016 respectively)	32,934	31,971
Total investments	605,838	602,982
Cash and cash equivalents	104,735	105,817
Restricted cash	18,440	20,910
Accrued investment income	5,009	4,764
Premiums receivable, net	34,580	42,720
Prepaid reinsurance premiums	46,058	106,609
Income taxes receivable	6,424	10,713
Deferred policy acquisition costs, net	41,215	42,779
Property and equipment, net	16,944	17,179
Intangibles, net	24,084	26,542
Goodwill	46,454	46,454
Other assets	5,623	5,775
Total Assets	$955,404	$1,033,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$131,572	$140,137
Unearned premiums	305,650	318,024
Reinsurance payable	40,924	96,667
Note payable, net of issuance costs	73,040	72,905
Deferred income taxes	3,817	3,003
Advance premiums	22,081	18,565
Accrued compensation	3,469	4,303
Other liabilities	14,020	21,681
Total Liabilities	$594,573	$675,285
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,379,232 shares issued and 28,479,232 outstanding at March 31, 2017 and 29,740,441 shares issued and 28,840,443 outstanding at December 31, 2016	3	3
Additional paid-in capital	206,931	205,727
Accumulated other comprehensive loss	(3,044)	(5,018)
Treasury stock, at cost, (2,120,541) shares at March 31, 2017 and (1,759,330) shares at December 31, 2016	(30,068)	(25,562)
Retained earnings	187,009	182,809
Total Stockholders' Equity	360,831	357,959
Total Liabilities and Stockholders' Equity	$955,404	$1,033,244

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2017	2016
REVENUE:
Gross premiums written	$ 142,235	$ 147,266
Change in gross unearned premiums	12,373	4,677
Gross premiums earned	154,608	151,943
Ceded premiums	(62,432)	(45,601)
Net premiums earned	92,176	106,342
Net investment income	2,502	2,037
Net realized gains	771	381
Other revenue	3,844	2,805
Total revenue	99,293	111,565
OPERATING EXPENSES:
Losses and loss adjustment expenses	46,647	66,963
Policy acquisition costs	23,442	18,128
General and administrative expenses	17,314	14,434
Total operating expenses	87,403	99,525
Operating income	11,890	12,040
Interest expense, net	1,944	—
Amortization of debt issuance costs	237	—
Income before income taxes	9,709	12,040
Provision for income taxes	3,726	4,617
Net income	5,983	7,423
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	3,981	4,082
Reclassification adjustment for net realized investment gains	(771)	(381)
Income tax expense related to items of other comprehensive income	(1,236)	(1,422)
Total comprehensive income	$ 7,957	$ 9,702
Weighted average shares outstanding
Basic	28,806,709	30,367,884
Diluted	28,806,709	30,491,579
Earnings per share
Basic	$ 0.21	$ 0.24
Diluted	$ 0.21	$ 0.24

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$ 3	$ 205,727	$ 182,809	(25,562)	$ (5,018)	$ 357,959
Stock buy-back	(361,211)	—	—	—	(4,506)	—	(4,506)
Stock-based compensation	—	—	1,204	—	—	—	1,204
Dividends declared on common stock	—	—	—	(1,783)	—	—	(1,783)
Net unrealized change in investments, net of tax	—	—	—	—	—	1,974	1,974
Net income	—	—	—	5,983	—	—	5,983
Balance at March 31, 2017	28,479,232	$ 3	$ 206,931	$ 187,009	$ (30,068)	$ (3,044)	$ 360,831

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$ 3	$ 202,628	$ 155,955	$ —	$ (2,033)	$ 356,553
Stock buy-back	(612,300)	—	—	—	(9,635)	—	(9,635)
Stock-based compensation	—	—	1,204	—	—	—	1,204
Dividends declared on common stock	—	—	—	(1,579)	—	—	(1,579)
Net unrealized change in investments, net of tax	—	—	—	—	—	2,279	2,279
Net income	—	—	—	7,423	—	—	7,423
Balance at March 31, 2016	29,829,110	$ 3	$ 203,832	$ 161,799	$ (9,635)	$ 246	$ 356,245

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For The Three Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES
Net income	$ 5,983	$ 7,423
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,204	1,204
Amortization of bond discount	2,225	1,593
Depreciation and amortization	2,841	398
Net realized gains	(771)	(381)
Deferred income taxes, net of acquired	(421)	9,234
Changes in operating assets and liabilities:
Accrued investment income	(245)	(267)
Premiums receivable, net	8,140	603
Restricted cash	2,470	(5,559)
Prepaid reinsurance premiums	60,551	44,890
Income taxes receivable	4,289	—
Deferred policy acquisition costs, net	1,564	(1,191)
Other assets	152	1,381
Unpaid losses and loss adjustment expenses	(8,565)	24,721
Unearned premiums	(12,373)	(4,677)
Reinsurance payable	(55,743)	(32,584)
Accrued interest	(1,931)	—
Income taxes payable	—	(263)
Accrued compensation	(834)	274
Advance premiums	3,516	9,027
Other liabilities	(5,596)	1,184
Net cash provided by operating activities	6,456	57,010
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	46,608	60,279
Purchases of investments available for sale	(47,709)	(62,421)
Acquisition of a business, net of cash acquired	—	(110,319)
Cost of property and equipment acquired	(148)	(753)
Net cash used in investing activities	(1,249)	(113,214)
FINANCING ACTIVITIES
Dividends	(1,783)	(1,579)
Purchase of treasury stock	(4,506)	(9,635)
Net cash used in financing activities	(6,289)	(11,214)

Decrease in cash and cash equivalents	(1,082)	(67,418)
Cash and cash equivalents, beginning of period	105,817	236,277
Cash and cash equivalents, end of period	$ 104,735	$ 168,859
Supplemental Cash Flows Information:
Income taxes paid, net	$ —	$ 3,550

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that provides a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

Through our subsidiaries, Heritage P&C and Zephyr, we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Florida, Hawaii, North Carolina, South Carolina and Georgia. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Alabama and Mississippi. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We conduct our operations under a single reporting segment.

The condensed consolidated financial information included herein as of and for the three months ended March 31, 2017 and 2016 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended March 31, 2017 and 2016 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2016 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. References to “we,” “us,” “our,” or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, the Company is eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. The Company intends to continue to take advantage of some, but not all, of the exemptions available to emerging growth companies until such time that it is no longer an emerging growth company. The Company has, however, irrevocably elected not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. As of March 31, 2017, the Company did not have any excess tax benefits recorded on the consolidated balance sheets, statement of operations or statement of cash flows for the periods ended March 31, 2017 or 2016. The adoption of ASU 2016-09 on our consolidated financial statement had no impact.

Recent Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 intend to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for us in the first quarter of 2020 on a prospective basis with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This updated guidance is effective on January 1, 2018, and will require adoption on a retrospective basis with early adoption permitted. The Company has not experienced any transactions that are within the scope of this guidance and accordingly will evaluate the effect of this guidance further if and when any such transactions occur.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments.  The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet. The guidance also amends the current accounting for other-than-temporary impairment model by requiring an estimate of the expected credit loss only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The available for sale debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset. The standard is effective for the Company in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU 2016-01, which will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available for sale debt securities in combination with other deferred tax assets. The standard is effective for the Company in the first quarter of 2018. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures. The effect of adopting this guidance will be principally affected by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of income and comprehensive income. Refer to Note 3 for the current status of such unrealized gains and losses levels that are currently recognized as other comprehensive income.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers. The ASU 2014-09 creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. This guidance is not applicable to insurance contracts. The standard is effective for the Company in the first quarter of 2018 with early adoption permitted. Accordingly, while the Company is in the early stages of evaluating the effect of adopting this new guidance, the Company believes the application of this guidance will be less complex in relation to any non-insurance contracts.

There are no other recently issued accounting standards that apply to the Company or that are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

NOTE 2. ACQUISITION

On March 21, 2016, the Company completed its acquisition of ZAC and acquired 100% of its outstanding stock and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110.3 million, net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that only cover the peril of windstorm-hurricane events.

The purchase consideration for this acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $31.8 million in identifiable intangible assets (primarily value of business acquired (“VOBA”), brand, customer relationships and trade name), and a residual amount of goodwill of approximately $38.4 million. This acquisition furthers the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

Purchase Consideration
Cash, net of cash acquired	$ 110,319

Assets acquired
Investments	$ 76,543
Premiums and agent's receivable	1,403
Other assets	526
Prepaid reinsurance premiums	4,792
Intangible assets – value of business acquired	7,600
Intangible assets	24,245
Total assets acquired	$ 115,109
Total liabilities assumed	$ (43,216)

Net assets acquired	$ 71,893
Goodwill	38,426
Total purchase price	$ 110,319

Pro Forma Information

The following table presents selected pro forma information, assuming the acquisition of ZAC had occurred on January 1, 2016. The unaudited pro forma information is not necessarily indicative of the results that the Company would have achieved had the transaction taken place on January 1, 2016 and the unaudited pro forma information does not purport to be indicative of future financial results.

For the Three Months Ended March 31,	2016
(in thousands, except per share)
Revenue	$ 120,385
Net income	$ 10,081
Basic, earnings per share	$ 0.34
Diluted, earnings per share	$ 0.33

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2017 and December 31, 2016:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
U.S. government and agency securities	$ 105,690	$ 24	$ 397	$ 105,317
States, municipalities and political subdivisions	285,861	902	3,333	283,430
Special revenue	51,787	39	717	51,109
Industrial and miscellaneous	129,018	763	460	129,321
Redeemable preferred stocks	3,741	34	48	3,727
Total fixed maturities	576,097	1,762	4,955	572,904
Nonredeemable preferred stocks	14,650	299	121	14,829
Equity securities	19,983	1,061	2,939	18,105
Total equity securities	34,633	1,360	3,060	32,934
Total investments	$ 610,730	$ 3,122	$ 8,015	$ 605,838

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	$ 107,968	$ 29	$ 449	$ 107,548
States, municipalities and political subdivisions	281,935	298	4,872	277,361
Special revenue	53,726	29	759	52,996
Industrial and miscellaneous	129,687	535	577	129,645
Redeemable preferred stocks	3,595	15	149	3,461
Total fixed maturities	576,911	906	6,806	571,011
Nonredeemable preferred stocks	14,935	40	460	14,515
Equity securities	19,255	1,197	2,996	17,456
Total equity securities	34,190	1,237	3,456	31,971
Total investments	$ 611,101	$ 2,143	$ 10,262	$ 602,982

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three months ended March 31, 2017 and 2016.

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended March 31,
Fixed maturities	$ 22	$ 3,078	$ 1,130	$ 38,237
Equity securities	793	4,408	59	3,410
Total realized gains	815	7,486	1,189	41,647
Fixed maturities	(7)	5,141	(6)	5,893
Equity securities	(37)	3,052	(802)	2,160
Total realized losses	(44)	8,193	(808)	8,053
Net realized gain	$ 771	$ 15,679	$ 381	$ 49,700

The table below summarizes the Company’s fixed maturities at March 31, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$ 151,469	26%	$ 151,479	26%
Due after one year through five years	175,889	31%	175,890	31%
Due after five years through ten years	144,382	25%	142,511	25%
Due after ten years	104,357	18%	103,024	18%
Total	$ 576,097	100%	$ 572,904	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Fixed maturities	$ 2,511	$ (1,579)
Equity securities	497	3,953
Cash, cash equivalents and short-term investments	69	1
Other investments	—	27
Net investment income	3,077	2,402
Investment expenses	575	365
Net investment income, less investment expenses	$ 2,502	$ 2,037

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2017 and 2016.

The following tables present an aging of our unrealized investment losses by investment class as of March 31, 2017 and December 31, 2016:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2017
U.S. government and agency securities	38	$ 396	$ 24,367	4	$ 1	$ 198
States, municipalities and political subdivisions	200	3,331	164,287	3	2	2,507
Special revenue	152	538	40,465	38	179	3,098
Industrial and miscellaneous	131	454	44,430	3	6	1,077
Redeemable preferred stocks	12	43	2,004	3	5	213
Total fixed maturities	533	4,762	275,553	51	193	7,093
Nonredeemable preferred stocks	66	115	5,098	1	6	74
Equity securities	46	271	4,577	28	2,668	6,877
Total equity securities	112	386	9,675	29	2,674	6,951
Total investments	645	$ 5,148	$ 285,228	80	$ 2,867	$ 14,044

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	35	$ 448	$ 24,649	2	$ 1	$ 200
States, municipalities and political subdivisions	265	4,869	220,034	2	3	1,497
Industrial and miscellaneous	161	571	56,996	2	6	974
Special revenue	189	631	44,712	11	129	1,828
Redeemable preferred stocks	19	143	2,425	1	6	212
Total fixed maturities	669	6,662	348,816	18	145	4,711
Nonredeemable preferred stocks	77	439	11,298	5	20	234
Equity securities	26	191	2,542	29	2,805	7,317
Total equity securities	103	630	13,840	34	2,825	7,551
Total investments	772	$ 7,292	$ 362,656	52	$ 2,970	$ 12,262

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the three months ended March 31, 2017 and the year ended December 31, 2016, there were no transfers in or out of Level 1, 2, and 3.

March 31, 2017	Total	Level 1	Level 2	Level 3
(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$ 105,317	$ 3,082	$ 102,235	$ —
States, municipalities and political subdivisions	283,430	—	283,430	—
Special revenue	51,109	22,418	28,691	—
Industrial and miscellaneous	129,321	—	129,321	—
Redeemable preferred stocks	3,727	3,727	—	—
Total fixed maturities investments	$ 572,904	$ 29,227	$ 543,677	$ —
Nonredeemable preferred stocks	14,829	14,829	—	—
Equity securities	18,105	18,105	—	—
Total equity securities	$ 32,934	$ 32,934	$ —	$ —
Total investments	$ 605,838	$ 62,161	$ 543,677	$ —

December 31, 2016	Total	Level 1	Level 2	Level 3
(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$107,548	$103,997	$3,551	$—
States, municipalities and political subdivisions	277,361	—	277,361	—
Special revenue	52,996	—	52,996	—
Industrial and miscellaneous	129,645	—	129,645	—
Redeemable preferred stocks	3,461	3,461	—	—
Total fixed maturities investments	$571,011	$107,458	$463,553	$—
Nonredeemable preferred stocks	14,515	14,515	—	—
Equity securities	17,456	17,456	—	—
Total equity securities	$31,971	$31,971	$—	$—
Total investments	$602,982	$139,429	$463,553	$—

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Land	$2,582	$2,582
Building	10,301	10,301
Computer hardware and software	3,123	3,113
Office furniture and equipment	759	759
Tenant and leasehold improvements	3,472	3,334
Vehicle fleet	842	842
Total, at cost	21,079	20,931
Less: accumulated depreciation and amortization	4,135	3,752
Property and equipment, net	$16,944	$17,179

Depreciation and amortization expense for property and equipment was $383 thousand and $398 thousand for the three months ended March 31, 2017 and 2016, respectively. The Company’s real estate consists of 14 acres of land and four buildings with a gross area of 191 thousand square feet. The Company relocated to these facilities during March 2014.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

As of March 31, 2017 and December 31, 2016 goodwill was $46.5 million and intangible assets were 24.0 million and $26.5 million, respectively. The Company has determined the useful life of the value of the business acquired (see Note 2) to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $175 thousand relating to an insurance license and classified as an indefinite lived intangible which is subject to annual impairment testing.

Goodwill
(in thousands)
Balance as of December 31, 2015	$8,028
Goodwill acquired	38,426
Impairment	—
Balance as of December 31, 2016	46,454
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2017	$46,454

Other Intangible Assets

Our intangible assets resulted primarily from the acquisition of Zephyr and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and insurance license. Finite-lived intangible assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Brand	15	$1,210	$(135)	$1,075
Agent relationships	12	4,800	(401)	4,399
Renewal rights	15	16,600	(1,109)	15,491
Customer relations	10	870	(146)	724
Trade names	10	2,000	(202)	1,798
Value of business acquired	1	7,600	(7,600)	—
Non-compete	2.5	790	(368)	422
Total intangible assets		$33,870	$(9,961)	$23,909

December 31, 2016	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Brand	15	$1,210	$(114)	$1,096
Agent relationships	12	4,800	(300)	4,500
Renewal rights	15	16,600	(830)	15,770
Customer relations	10	870	(123)	747
Trade names	10	2,000	(150)	1,850
Value of business acquired	1	7,600	(5,700)	1,900
Non-compete	2.5	790	(286)	504
Total intangible assets		$33,870	$(7,503)	$26,367

(1)	Excludes insurance license valued at $175 thousand and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	For the Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income attributable to common stockholders (000's)	$5,983	$7,423
Weighted average shares outstanding	28,806,709	30,367,884
Basic earnings per share:	$0.21	$0.24

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$5,983	$7,423
Weighted average shares outstanding	28,806,709	30,367,884
Weighted average dilutive shares	—	123,695
Total weighted average dilutive shares	28,806,709	30,491,579
Diluted earnings per share:	$0.21	$0.24

NOTE 8. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called deferred reinsurance ceding commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three month periods ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Beginning Balance	$42,779	$34,800
Policy acquisition costs deferred	21,878	19,319
Amortization	(23,442)	(18,128)
Ending Balance	$41,215	$35,991

NOTE 9. INCOME TAXES

During the three months ended March 31, 2017 and 2016, the Company recorded $3.7 million and $4.6 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 38.4% and 38.3%, respectively.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	March 31, 2017	December 31, 2016
Deferred tax assets:	(In thousands)
Unearned premiums	$17,071	$17,209
Tax-related discount on loss reserve	1,830	1,829
Unrealized loss	1,873	3,113
Stock-based compensation	1,896	1,604
Prepaid expenses	1,468	1,482
Other	311	312
Total deferred tax asset	24,449	25,549
Deferred tax liabilities:
Deferred acquisition costs	16,272	16,377
Property and equipment	355	355
Basis in purchased investments	1,725	1,697
Basis in purchased intangibles	9,582	9,791
Other	332	332
Total deferred tax liabilities	28,266	28,552
Less: valuation allowance	—	—
Net deferred tax liability	$(3,817)	$(3,003)

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

The statute of limitations related to our federal and state income tax returns remains open from our first filings for 2013 through 2015. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustment.  Currently, no taxing authorities are examining any of our federal or state income tax returns.

As of March 31, 2017 and December 31, 2016, we had no significant uncertain tax positions.

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

•

Layers alongside the FHCF. The Florida reinsurance program includes third party layers alongside the FHCF. These include 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company is able to reinstate the full $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provide coverage for both Florida and Hawaii catastrophe losses.

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

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreement with Citrus Re. The 2015 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

Layers above the FHCF - Florida program

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreement with Citrus Re. The 2015 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provide $150 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $682 million of limit is structured on this basis. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $460 million of coverage has a reinstatement, which is prepaid.

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

For a first catastrophic event, our reinsurance program provides coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. We also have purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events. In total, we have purchased $2.3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. As of August 31, 2015, the peak of the hurricane season, our total insured value was $76.9 billion, and we may experience significant losses and loss adjustment expenses in excess of our retention.

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

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Premium written:
Direct	$142,289	$138,132
Assumed	(54)	9,134
Ceded	(1,881)	(732)
Net premium written	$140,354	$146,534
Change in unearned premiums:
Direct	$11,997	$(10,387)
Assumed	376	15,064
Ceded	(60,551)	(44,869)
Net increase	$(48,178)	$(40,192)
Premiums earned:
Direct	$154,286	$127,745
Assumed	322	24,198
Ceded	(62,432)	(45,601)
Net premiums earned	$92,176	$106,342
Losses and LAE incurred:
Direct	$48,917	$51,766
Assumed	1,203	15,203
Ceded	(3,473)	(6)
Net losses and LAE incurred	$46,647	$66,963

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	March 31, 2017	December 31, 2016
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$114,217	$119,339
Assumed	17,355	20,798
Gross unpaid losses and LAE	131,572	140,137
Unearned premiums:
Direct	$305,582	$317,579
Assumed	68	445
Gross unearned premiums	305,650	318,024
Ceded	(46,058)	(106,609)
Net unearned premiums	$259,592	$211,415

NOTE 11. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$140,137	$83,722
Less: reinsurance recoverable on paid losses	586	—
Net balance, beginning of period	139,551	83,722
Incurred related to:
Current year	47,876	52,500
Prior years	(1,229)	14,463
Total incurred	46,647	66,963
Paid related to:
Current year	11,236	12,632
Prior years	44,708	29,610
Total paid	55,944	42,242
Net balance, end of period	130,251	108,443
Plus: reinsurance recoverable on unpaid losses	1,321	—
Balance, end of period	$131,572	$108,443

As of March 31, 2017, we reported $130.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $72.7 million attributable to IBNR, or 55.8% of total reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the three months ended March 31, 2017 and 2016 reflect a prior year redundancy of $1.2 million and a deficiency of $14.5 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Most of the 2016 unfavorable development was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in 2016 was isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

The Company writes insurance in the states of Florida, North Carolina, South Carolina, Hawaii and Georgia, any of which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the March 31, 2017.

NOTE 12. NOTE PAYABLE

On December 15, 2016, we issued Senior Secured Notes (“Secured Notes”) in the aggregate amount of $79.5 million, 7-year term note payable to six accredited investors. The Secured Notes bear interest of 8.75% per annum plus the three month average of LIBOR. Principal and interest is paid quarterly. Interest payments commence on March 15, 2017 and the quarterly principal payments commence on December 31, 2018. At March 31, 2017, we owed $73.0 million on the Secured Notes, net of issuance costs which totaled approximately $6.5 million. On March 15, 2017, the Company made its first quarterly interest payment of approximately $1.9 million.

Long-term debt at March 31, 2017, consisted of the following:

	Principal	Unamortized Debt Issuance Costs
	(in thousands)
Senior Secured Notes, due December 15, 2023 (interest computed at 8.75% plus 3 month Libor average, at March 31, 2017)	$79,500	$6,460

The Secured Notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The Secured Notes covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The Secured Notes do not have the benefit of any sinking funds. They also contain customary limitations and lien provisions as well as customary events of default provisions, which if breached, could result in the accelerated maturity of the Secured Notes. The Company was in compliance with the Senior Notes covenants for the three months ended March 31, 2017.

Subject to the replacement capital covenant, the Secured Notes may be redeemed, in whole or in part, at any time on or after December 15, 2018, based on the quarterly payment date, at the following redemption prices (as a percentage of outstanding principal amount of the notes to be redeemed) plus accrued and unpaid interest and principal: 2018 – 103%; 2019 – 102%; 2020 – 101%; and thereafter at 100%. If there is a change in control offer a Holder has the right to require the Company to purchase such Holder’s Secured Notes based on the redemption terms stated above.

At March 31, 2017, the effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 9.8%.

NOTE 13. OTHER LIABILITIES

At March 31, 2017 and December 31, 2016, other liabilities where approximately $14.0 million and $21.7 million respectively, of which $232 thousand and $178 thousand related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program. Also included in other liabilities for the three months ended March 31, 2017 and the year ended December 31, 2016 was $5.7 and $6.2 million for commissions payable, $4.6 and $5.6 million for accounts payable and other payables, and $1.2 million held in escrow and $1.8 million and $1.8 million for dividends payable and $185 thousand and $1 million for unearned revenue, respectively. At December 31, 2016, other liabilities included $4.8 million relating to debt issuances.

NOTE 14. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, restrict the allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. On a combined basis, the Company’s insurance subsidiaries reported statutory net loss of $2.2 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. The insurance subsidiaries’ combined statutory surplus was $267.2 million and $276.1 million at March 31, 2017 and December 31, 2016, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At December 31, 2016, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2017 and 2016.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the period ended March 31, 2017 and 2016, the Company paid the management service company approximately $25 thousand and $35 thousand, respectively.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the three-month periods ended March 31, 2017 and 2016, the Company’s contributions to the plan on behalf of the participating employees were $195 thousand and $167 thousand, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2017 and 2016, the Company incurred medical premium costs in the aggregate of $571 thousand and $683 thousand, respectively. The Company also recorded approximately $67 thousand as unpaid claims as of March 31, 2017. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 thousand for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 18. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2017, the Company had 28,479,232 shares of common stock outstanding, 2,120,541 treasury shares of common stock and 900,000 unvested shares of restricted common stock issued reflecting total paid-in capital of $206.9 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2016, there were, as of December 31, 2016, 28,840,443 shares of common stock outstanding, 1,149,923 stock options outstanding, and 900,000 unvested restricted stock grants, representing $205.7 million of additional paid-in capital.

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

Stock Repurchase Program

On May 4, 2016, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $70 million of the Company’s common stock. The stock repurchase program expires December 31, 2017. As of March 31, 2017, the Company has purchased in aggregate 361,211 shares at a cost of $4.5 million through open market or private transactions.

As of March 31, 2017, the Company repurchased 361,211 shares of the Company’s stock in open market transactions for $4.5 million. As of March 31, 2017, the Company had $39.9 million remaining to purchase shares under its authorized $70 million share repurchase plan.

Dividends

On November 8, 2016, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 4, 2017 to stockholders of record as of December 15, 2016. On March 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 4, 2017, to shareholders of record March 15, 2017. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 19. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan has authorized 2,981,737 shares of common stock reserved for issuance under the Plan for future grants.

At March 31, 2017 and December 31, 2016, there were 170,814  shares available for grant under the Plan.

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

Stock Options and Restricted Stock

A summary of information related to stock options and restricted stock outstanding at March 31, 2017 is as follows:

Stock Options

	Stock Options	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	1,149,923	$2.99
Granted	—
Exercised	—
Balance at March 31, 2017	1,149,923	$2.99
Vested and exercisable as of March 31, 2017	1,149,923	$2.99

No compensation expense was recognized for stock options granted above for the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments, generally over a five year period from the grant date, subject to the recipient’s continued employment. The fair value of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted during the three months ended March 31, 2017. Restricted stock activity during the three months ended March 31, 2017 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2016	900,000	$18.82
Granted	—
Vested	—
Canceled and forfeited	—
Non-vested, at March 31, 2017	900,000	$18.82

Awards are being amortized to expense over the five year vesting period. The Company recognized $1.2 million and $1.2 million of compensation expense for the three months ended March 31, 2017 and 2016, respectively. There was approximately $17.3 million of unrecognized compensation expense related to the non-vested restricted stock at March 31, 2017. The Company expects to recognize the remaining compensation expense over a weighted average period of 3.7 years.

NOTE 20. SUBSEQUENT EVENTS

On May 2, 2017, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2017 to stockholders of record as of June 15, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we,” “us,” “our,” “the Company,” “our company,” and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Financial Results Highlights for the Three Months Ended March 31, 2017

•

Approximately 321,245 policies in-force at March 31, 2017, of which approximately 50.7% were assumed from Citizens,  26.5% were from voluntary sales and 22.8% were acquired in connection with the Zephyr acquisition

•	Gross premiums written of $142.2 million and total revenue of $99.3 million
•	Net premiums earned of $92.2 million
•	Net income of $6.0 million
•	Combined ratio of 96.9% on a gross basis and 94.8% on a net basis
•	Cash, cash equivalents and investments of $710.6 million with total assets of $955.4 million

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2017, we reassessed our critical accounting policies and estimates as disclosed within our 2016 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three months ended March 31, 2017 and 2016:

	For The Three Months Ended March 31,
	2017	2016
	(unaudited)
REVENUE:
Gross premiums written	$142,235	$147,266
Change in gross unearned premiums	12,373	4,677
Gross premiums earned	154,608	151,943
Ceded premiums	(62,432)	(45,601)
Net premiums earned	92,176	106,342
Net investment income	2,502	2,037
Net realized gains	771	381
Other revenue	3,844	2,805
Total revenue	99,293	111,565

OPERATING EXPENSES:
Losses and loss adjustment expenses	46,647	66,963
Policy acquisition costs	23,442	18,128
General and administrative expenses	17,314	14,434
Total operating expenses	87,403	99,525
Operating income	11,890	12,040
Interest expense, net	1,944	—
Amortization of debt issuance costs	237	—
Income before income taxes	9,709	12,040
Provision for income taxes	3,726	4,617
Net income	$5,983	$7,423

Earnings per share
Basic	$0.21	$0.24
Diluted	$0.21	$0.24

Selected Other Data
Book value per share	$12.67	$11.94
Growth in book value per share	6.1%	23.6%
Return on average equity	6.7%	8.3%

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

Gross premiums written

Gross premiums written decreased slightly to $142.2 million for the three months ended March 31, 2017 as compared to $147.3 million for the three months ended March 31, 2016. The decrease in gross premiums written relates to a reduction in gross premium written by Heritage P&C of approximately $17.5 million which was partially offset by an increase in gross premium written by Zephyr of $12.5 million. A portion of the decrease in gross premium written by Heritage P&C relates to the assumption of approximately $9 million of premium from Citizens in the first quarter of 2016 as compared to no assumed premium in the first quarter of 2017. Heritage P&C’s direct written premium also decreased as we continue to manage exposure, especially in geographic locations which have produced a disproportional share of attritional losses. Zephyr was acquired on March 21, 2016 and therefore included only ten days of business volume in the first quarter of 2016 as compared to a full quarter of operations for the first quarter of 2017. On a standalone basis, Zephyr’s premium volume for both periods remained relatively consistent. Personal residential business accounted for $113.1 million and commercial residential accounted for $29.1 million of the total gross premiums written for the three months ended March 31, 2017.  Assumed business represented 59.1% and 67.5% of the total premium in force for the three months ended March 31, 2017 and March 31, 2016, respectively.

Gross premiums earned

Gross premiums earned increased slightly to $154.6 million for the three months ended March 31, 2017 as compared to $151.9 million for the three months ended March 31, 2016. Approximately $12.8 million of the increase relates to the inclusion of a full quarter of Zephyr operations in the three months ended March 31, 2017 compared to the prior year period. This amount was offset by a reduction in gross premium earned by Heritage P&C in the amount of $10.1 million. This reduction relates to a shift from Citizens assumptions which occurred in the first quarter of 2016 and earlier quarters to no assumptions in the latter half of 2016 and 2017. Policy attrition was not offset by new voluntary business in the first quarter of 2017.

Ceded premiums

Ceded premiums increased to $62.4 million for the three months ended March 31, 2017 as compared to $45.6 million for the three months ended March 31, 2016. The increase in ceded premiums reflects the change in the mix of business and total insured values from the 2015 reinsurance contract period to the 2016 reinsurance contract period. The 2015 reinsurance contract covered the period from June 1, 2015 to May 31, 2016 whereas the 2016 reinsurance contract covers the period from June 1, 2016 to May 31, 2017. Our commercial residential business, growth in our Florida multi-peril and wind only business as well as our wind only business in Hawaii contributed to higher reinsurance costs for the 2016 reinsurance contract. Additionally, the commercial residential and wind only businesses have higher ceded premium ratios than our multi-peril personal residential business.

Net premiums earned

Net premiums earned decreased to $92.2 million for the three months ended March 31, 2017 as compared to $106.3 million for the three months ended March 31, 2016. The decrease in net premiums earned relates to the slight increase in gross premium earned which was more than offset by the increase in ceded premium described above.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $3.3 million for the three months ended March 31, 2017 as compared to $2.4 million for the three months ended March 31, 2016. The increase in net investment income is primarily due to the increase in invested assets from $481.2 million at March 31, 2016 to $605.8 million at March 31, 2017, as well as a full quarter of investment income on the Zephyr portfolio.

Other revenue

Other revenue increased to $3.8 million for the three months ended March 31, 2017 as compared to $2.8 million for the three months ended March 31, 2016. The increase in other revenue is primarily attributable to the policy fees related to the inclusion of a full quarter of activities of Zephyr for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Total revenue

Total revenue decreased to $99.3 million for the three months ended March 31, 2017 as compared to $111.6 million for the three months ended March 31, 2016. The reduction in total revenue relates primarily to the decrease in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) decreased to $46.6 million for the three months ended March 31, 2017 as compared to $66.9 million for the three months ended March 31, 2016. The decrease in losses and loss adjustment expenses relates primarily to unfavorable development of approximately $14.5 million on prior year reserves as well as increased severe weather activity recorded in the first quarter of 2016. Losses and loss adjustment expenses for the three months ended March 31, 2017 includes losses paid of $58.7 million, an $8.6 million decrease in unpaid losses and loss adjustment expenses and ceded losses of $3.5 million. Additionally, during the quarter, there was a reduction in the number of reported claims when compared to previous quarters. As of March 31, 2017, we reported $130.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $72.7 million attributable to IBNR, or 55.8% of total reserves for unpaid losses and loss adjustment expenses.

Policy acquisition costs

Policy acquisition costs increased to $23.4 million for the three months ended March 31, 2017 as compared to $18.1 million for the three months ended March 31, 2016. The increase is primarily attributable to the inclusion of a full quarter of policy acquisition costs related to Zephyr in 2017 as compared to 2016.  Amortization of an intangible asset related to the acquisition of Zephyr, value of business acquired, of $2.6 million is also included in the first three months of 2017 whereas the amortization was not yet included for the three months ended March 31, 2016.  The value of business acquired is now fully amortized and will not be included in subsequent quarter policy acquisition costs.

General and administrative expenses

General and administrative expenses increased to $17.3 million for the three months ended March 31, 2017 as compared to $14.4 million for the three months ended March 31, 2016. The increase was due primarily to expenses associated with continued infrastructure growth and a full quarter of Zephyr general and administrative expenses as compared to the first quarter of 2016. Additionally, general and administrative expense includes amortization of certain intangible assets associated with the Zephyr acquisition as described in Note 2.

Interest and amortization of debt issuance costs

As described in Note 12 – Note Payable to our consolidated financial statement appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Senior Secured Notes (“Secured Notes”) due 2023 on December 15, 2016. In connection with the issuance of the Secured Notes, the Company incurred $6.5 million in debt issuance costs. Debt issuance costs are reflected on the consolidated balance sheet as a contra long-term liability, and amortized using the imputed interest method over the life of the underlying debt instrument. For tax purposes, the debt issuance costs are generally amortized over the life of the debt using the straight-line method.

Provision for income taxes

Provision for income taxes was $3.7 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate for the three months ended March 31, 2017 and 2016 was 38.4% and 38.3%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year.

Net income

Our results of operations for the three months ended March 31, 2017 reflect net income of $6.0 million, or $0.21 earnings per diluted common share, compared to net income of $7.4 million, or $0.24 earnings per diluted common share, for the three months ended March 31, 2016. The decrease relates primarily to interest and amortization on the Secured Notes for which proceeds will be used to participate opportunistically in mergers and acquisitions, to make strategic investments and for general corporate purposes.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	For the Three Months Ended March 31,
	2017	2016
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	40.3%	30.0%
Loss ratio	30.2%	44.1%
Operating expense ratio	26.4%	21.4%
Combined ratio	96.9%	95.5%

Ratios to Net Premiums Earned:
Loss ratio	50.6%	63.0%
Operating expense ratio	44.2%	30.6%
Combined ratio	94.8%	93.6%

Ceded premium ratio

Our ceded premium ratio increased to 40.3% for the three months ended March 31, 2017 compared to 30.0% for the three months ended March 31, 2016.  Approximately 2.5 percentage points of the increase relates to a shift in the mix of business which included more commercial residential and wind only business for our current 2016 reinsurance treaty.  The 2016 ratio benefitted from Citizens assumption activity that occurred in the fourth quarter of 2015 and the first quarter of 2016 by approximately 5.8 percentage points.  Our ceded premium ratio for the three months ended March 31, 2017 was elevated by approximately 2.1 percentage points due to an acceleration of our exposure management program. The commercial residential and wind only businesses have higher ceded premium ratios than our multi-peril personal residential business.

Gross loss ratio

Our gross loss ratio decreased to 30.2% for the three months ended March 31, 2017 compared to 44.1% for the three months ended March 31, 2016, primarily as a result of tornadic weather, and unfavorable development on prior year loss reserves in the first quarter of 2016 as compared to the first quarter of 2017. The unfavorable development contributed 9.5 percentage points to the March 31, 2016 loss ratio. Weather was less severe this quarter, which had a favorable impact on the loss ratio of 4.4 percentage points compared to the March 31, 2016 loss ratio.

Net loss ratio

Our net loss ratio decreased to 50.6% for the three months ended March 31, 2017 compared to 63.0% for the three months ended March 31, 2016, primarily as a result of the loss activity discussed above, slightly offset by the increase in the ceded premium ratio.

Gross expense ratio

Our gross expense ratio increased to 26.4% for the three months ended March 31, 2017 compared to 21.4% for the three months ended March 31, 2016, primarily due to the impacts of Citizens assumptions in 2015 and early 2016 which had a favorable 2.3 percentage point impact on the first quarter of 2016 gross expense ratio. Additionally, amortization of intangible assets associated with the Zephyr acquisition added 1.6 percentage points to the first quarter of 2017 ratio.

Net expense ratio

Our net expense ratio increased to 44.2% for the three months ended March 31, 2017 compared to 30.6% for the three months ended March 31, 2016, primarily due to the increase in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 96.9% for the three months ended March 31, 2017 compared to 95.5% for the three months ended March 31, 2016. Our combined ratio on a net basis increased to 94.8% for the three months ended March 31, 2017 compared to 93.6% for the three months ended March 31, 2016. The combined ratio increased due to the increases in the ceded premium ratio and the gross expense ratio as described above, partially offset by the decrease in the loss ratio.

Liquidity and Capital Resources

As of March 31, 2017, we had $104.7 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances to meet seasonal liquidity needs which includes amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. We also had $18.4 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from Heritage P&C, less amounts collateralized through a letter of credit. As of March 31, 2017, $27.2 million was held in Osprey’s trust account and an additional $12.7 million was collateralized with a letter of credit.

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

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements, for at least the next twelve months.

Cash Flows

	For the Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$6,456	$57,010	$(50,554)
Investing activities	(1,249)	(113,214)	111,965
Financing activities	(6,289)	(11,214)	4,925
Net increase (decrease) in cash and cash equivalents	$(1,082)	$(67,418)	$66,336

Operating Activities

Cash provided by operating activities decreased to $6.5 million for the three months ended March 31, 2017 compared to $57.0 million for the three months ended March 31, 2016. The decrease in cash provided by operating activities was primarily due to higher reinsurance premium paid, a large amount of claims payments, particularly related to Hurricane Matthew, made during the three months ended March 31, 2017 compared to the same period of 2016, and approximately $16 million of assumed premium payments from Citizens in the first quarter of 2016 compared to no assumed premium received in the first quarter of 2017.  Premium collected for assumed policies is typically paid within 30 days of the assumption, whereas personal lines premium collected for voluntary policies and renewals of assumed policies may be paid via a payment plan.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $1.2 million as compared to $113.2 million for the comparable period in 2016. The increase in cash used in investing activities primarily relates to $110.3 million paid for the acquisition of ZAC, net of cash acquired.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $6.3 million, as compared to cash provided by financing activities of $11.2 million for the comparable period in 2016. The increase in cash used in financing activities is due primarily to a greater amount of shares repurchased under the stock repurchase program.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2017 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at March 31, 2017 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$514,378	$(58,526)	(10)%
200 basis point increase	$533,883	$(39,021)	(7)%
100 basis point increase	$553,391	$(19,513)	(3)%
100 basis point decrease	$592,301	$19,397	3%
200 basis point decrease	$609,464	$36,560	6%
300 basis point decrease	$618,901	$45,997	8%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at March 31, 2017 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$152,114	26%	$150,585	26%
AA+	$80,393	14%	$79,694	14%
AA	$87,249	15%	$86,699	15%
AA-	$53,386	9%	$53,090	9%
A+	$71,590	12%	$71,281	12%
A	$43,714	8%	$43,637	8%
A-	$38,565	7%	$38,599	7%
BBB+	$31,320	6%	$31,507	6%
BBB	$9,219	2%	$9,232	2%
BBB-	$5,135	1%	$5,189	1%
BB+	$332	0%	$323	0%
BB	$697	0%	$701	0%
BB	$604	0%	$604	0%
B	$647	0%	$640	0%
NA and NR	$1,132	0%	$1,123	0%
Total	$576,097	100%	$572,904	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2017 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2017 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$3,906	12%
Energy	13,381	41%
Other	15,469	47%
Subtotal	$32,756	100%
Mutual Funds and ETF By type:
Equity	$178	0%
Total	$32,934	100%

Foreign Currency Exchange Risk

At March 31, 2017, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended March 31, 2017, we purchased 361,211 shares of common stock for an aggregate purchase of $4.5 million under our share repurchase program. A summary of our common stock repurchases during the three months ended March 31, 2017 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 through January 31, 2017	—	$—	—	$44,438
February 1, 2017 through February 28, 2017	—	—	—	44,438
March 1, 2017 through March 31, 2017	361,211	$12.45	361,211	$39,932
Total	361,211		361,211

(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 9, 2017	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ STEVEN MARTINDALE
Steven Martindale
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.