Form 10-Q
period 2017-06-30
Heritage Insurance Holdings, Inc.
filed 2017-08-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on August 3, 2017 was 29,056,421.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our limited operating history;
•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in Florida and Hawaii;
•	our exposure to catastrophic events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our growth strategy, including through expansion into geographic markets in which we do not currently operate;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	our lack of significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	the items set forth in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the SEC. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $567,937 and $576,911 in 2017 and 2016, respectively)	$569,052	$571,011
Equity securities, available for sale, at fair value (cost of $34,175 and $34,190 in 2017 and 2016, respectively)	32,139	31,971
Total investments	601,191	602,982
Cash and cash equivalents	134,176	105,817
Restricted cash	18,381	20,910
Accrued investment income	5,105	4,764
Premiums receivable, net	38,960	42,720
Prepaid reinsurance premiums	213,009	106,609
Income taxes receivable	2,297	10,713
Deferred policy acquisition costs, net	41,792	42,779
Property and equipment, net	16,547	17,179
Intangibles, net	23,526	26,542
Goodwill	46,454	46,454
Other assets	7,197	5,775
Total Assets	$1,148,635	$1,033,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$122,785	$140,137
Unearned premiums	312,552	318,024
Reinsurance payable	224,807	96,667
Note payable, net of issuance costs	73,276	72,905
Deferred income taxes	4,651	3,003
Advance premiums	25,884	18,565
Accrued compensation	5,479	4,303
Other liabilities	13,934	21,681
Total Liabilities	$783,368	$675,285
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,056,421 shares issued and 28,156,421 outstanding at June 30, 2017 and 29,740,441 shares issued and 28,840,443 outstanding at December 31, 2016	3	3
Additional paid-in capital	208,135	205,727
Accumulated other comprehensive loss	(569)	(5,018)
Treasury stock, at cost, (2,443,352) shares at June 30, 2017 and (1,759,330) shares at December 31, 2016	(34,169)	(25,562)
Retained earnings	191,867	182,809
Total Stockholders' Equity	365,267	357,959
Total Liabilities and Stockholders' Equity	$1,148,635	$1,033,244

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$159,255	$177,295	$301,490	$324,561
Change in gross unearned premiums	(6,901)	(13,658)	5,472	(8,981)
Gross premiums earned	152,354	163,637	306,962	315,580
Ceded premiums	(61,902)	(54,719)	(124,334)	(100,320)
Net premiums earned	90,452	108,918	182,628	215,260
Net investment income	2,973	2,223	5,475	4,260
Net realized (losses) gains	(125)	263	646	644
Other revenue	3,638	3,877	7,482	6,682
Total revenue	96,938	115,281	196,231	226,846
OPERATING EXPENSES:
Losses and loss adjustment expenses	46,046	48,794	92,693	115,757
Policy acquisition costs	21,738	20,753	45,180	38,881
General and administrative expenses	16,092	15,977	33,406	30,411
Total operating expenses	83,876	85,524	171,279	185,049
Operating income	13,062	29,757	24,952	41,797
Interest expense, net	1,990	—	3,934	—
Amortization of debt issuance costs	241	—	478	—
Income before income taxes	10,831	29,757	20,540	41,797
Provision for income taxes	4,189	11,389	7,915	16,006
Net income	6,642	18,368	12,625	25,791
OTHER COMPREHENSIVE INCOME:
Change in net unrealized gains on investments	3,899	8,928	7,880	13,010
Reclassification adjustment for net realized investment losses (gains)	125	(263)	(646)	(644)
Income tax expense related to items of other comprehensive income	(1,549)	(3,348)	(2,785)	(4,770)
Total comprehensive income	$9,117	$23,685	$17,074	$33,387
Weighted average shares outstanding
Basic	28,283,587	29,653,668	28,543,703	30,010,776
Diluted	28,283,587	29,653,668	28,543,703	30,072,624
Earnings per share
Basic	$0.23	$0.62	$0.44	$0.86
Diluted	$0.23	$0.62	$0.44	$0.86

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months ended June 30, 2017 and 2016

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	(25,562)	$(5,018)	$357,959
Stock buy-back	(684,022)	—	—	—	(8,607)	—	(8,607)
Stock-based compensation	—	—	2,408	—	—	—	2,408
Dividends declared on common stock	—	—	—	(3,567)	—	—	(3,567)
Net unrealized change in investments, net of tax	—	—	—	—	—	4,449	4,449
Net income	—	—	—	12,625	—	—	12,625
Balance at June 30, 2017	28,156,421	$3	$208,135	$191,867	$(34,169)	$(569)	$365,267

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Stock buy-back	(1,140,289)	—	—	—	(16,562)	—	(16,562)
Stock-based compensation	—	—	2,408	—	—	—	2,408
Dividends declared on common stock	—	—	—	(3,419)	—	—	(3,419)
Net unrealized change in investments, net of tax	—	—	—	—	—	7,596	7,596
Net income	—	—	—	25,791	—	—	25,791
Balance at June 30, 2016	29,301,121	$3	$205,036	$178,327	$(16,562)	$5,563	$372,367

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES
Net income	$12,625	$25,791
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,408	2,408
Amortization of bond discount	4,492	3,676
Depreciation and amortization	3,798	3,611
Net realized gains	(646)	(644)
Deferred income taxes, net of acquired	(1,137)	10,810
Changes in operating assets and liabilities:
Accrued investment income	(341)	(920)
Premiums receivable, net	3,760	(2,611)
Restricted cash	2,529	(5,559)
Prepaid reinsurance premiums	(106,400)	(143,318)
Income taxes receivable	8,416	(2,969)
Deferred policy acquisition costs, net	987	(7,768)
Other assets	(1,422)	1,209
Unpaid losses and loss adjustment expenses	(17,353)	33,763
Unearned premiums	(5,472)	8,981
Reinsurance payable	128,140	176,810
Accrued interest	(3,938)	—
Income taxes payable	—	(2,092)
Accrued compensation	1,176	2,715
Advance premiums	7,320	9,598
Other liabilities	(3,438)	(9,218)
Net cash provided by operating activities	35,504	104,273
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	99,041	90,321
Purchases of investments available for sale	(93,862)	(154,518)
Acquisition of a business, net of cash acquired	—	(111,907)
Cost of property and equipment acquired	(150)	(1,513)
Net cash used in investing activities	5,029	(177,617)
FINANCING ACTIVITIES
Dividends	(3,567)	(3,419)
Purchase of treasury stock	(8,607)	(16,562)
Net cash used in financing activities	(12,174)	(19,981)

Increase (decrease) in cash and cash equivalents	28,359	(93,325)
Cash and cash equivalents, beginning of period	105,817	236,277
Cash and cash equivalents, end of period	$134,176	$142,952
Supplemental Cash Flows Information:
Income taxes paid, net	$601	$16,754

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly-owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014.

Through our insurance subsidiaries, Heritage P&C and Zephyr, we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Florida, Hawaii, North Carolina, South Carolina and Georgia. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Alabama and Mississippi. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We conduct our operations under a single reporting segment.

The condensed consolidated financial information included herein as of and for the three and six months ended June 30, 2017 and 2016 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and six months ended June 30, 2017 and 2016 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2016 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company adopted the new guidance in ASU 2016-09 in the quarter ended June 30, 2017. As of June 30, 2017, the Company did not have any excess tax benefits recorded on the consolidated balance sheets, statement of operations or statement of cash flows for the periods ended June 30, 2017 or 2016. The adoption of ASU 2016-09 on our consolidated financial statements had no impact.

Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s Consolidated Financial Statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments.  The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet. The guidance also amends the current accounting for other-than-

temporary impairment model by requiring an estimate of the expected credit loss only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available for sale debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The available for sale debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset. The standard is effective for the Company in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers. This guidance is not applicable to insurance contracts. The ASU 2014-09 creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for the Company in the first quarter of 2018 with early adoption permitted. Accordingly, while the Company is in the early stages of evaluating the effect of adopting this new guidance, the Company believes the application of this guidance will be less complex in relation to any non-insurance contracts.

There are no other recently issued accounting standards that apply to the Company or that are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

NOTE 2. ACQUISITION

On March 21, 2016, the Company completed its acquisition of ZAC and acquired 100% of its outstanding stock and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110.3 million in cash, net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that only cover the peril of windstorm-hurricane events.

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

The following table sets forth the allocation of the purchase consideration.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
(in thousands, except per share)
Revenue	$115,281	$235,668
Net income	$18,368	$28,743
Basic, earnings per share	$0.62	$0.96
Diluted, earnings per share	$0.62	$0.95

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2017 and December 31, 2016:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
U.S. government and agency securities	$33,581	$27	$337	$33,271
States, municipalities and political subdivisions	305,713	2,061	1,348	306,426
Special revenue	87,617	43	489	87,171
Industrial and miscellaneous	136,515	1,277	252	137,540
Redeemable preferred stocks	4,511	145	12	4,644
Total fixed maturities	567,937	3,553	2,438	569,052
Nonredeemable preferred stocks	14,073	578	30	14,621
Equity securities	20,102	923	3,507	17,518
Total equity securities	34,175	1,501	3,537	32,139
Total investments	$602,112	$5,054	$5,975	$601,191

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	$107,968	$29	$449	$107,548
States, municipalities and political subdivisions	281,935	298	4,872	277,361
Special revenue	53,726	29	759	52,996
Industrial and miscellaneous	129,687	535	577	129,645
Redeemable preferred stocks	3,595	15	149	3,461
Total fixed maturities	576,911	906	6,806	571,011
Nonredeemable preferred stocks	14,935	40	460	14,515
Equity securities	19,255	1,197	2,996	17,456
Total equity securities	34,190	1,237	3,456	31,971
Total investments	$611,101	$2,143	$10,262	$602,982

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2017 and 2016.

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended June 30,
Fixed maturities	$15	$5,706	$338	$8,686
Equity securities	54	2,352	20	600
Total realized gains	69	8,058	358	9,286
Fixed maturities	(170)	1,686	(30)	2,903
Equity securities	(24)	1,130	(65)	2,503
Total realized losses	(194)	2,816	(95)	5,406
Net realized gain	$(125)	$10,874	$263	$14,692

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Six Months Ended June 30,
Fixed maturities	$34	$8,635	$1,467	$46,978
Equity securities	811	9,565	65	6,084
Total realized gains	845	18,200	1,532	53,062
Fixed maturities	(174)	7,244	(35)	92,698
Equity securities	(25)	657	(853)	2,589
Total realized losses	(199)	7,901	(888)	95,287
Net realized gain	$646	$26,101	$644	$148,349

The table below summarizes the Company’s fixed maturities at June 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$105,534	19%	$105,518	19%
Due after one year through five years	143,843	25%	144,265	25%
Due after five years through ten years	158,991	28%	159,341	28%
Due after ten years	159,569	28%	159,928	28%
Total	$567,937	100%	$569,052	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Fixed maturities	$2,650	$5,609	$5,161	$4,030
Equity securities	482	(2,983)	979	970
Cash, cash equivalents and short-term investments	34	136	103	137
Other investments	—	(138)	—	(111)
Net investment income	3,166	2,624	6,243	5,026
Investment expenses	193	401	768	766
Net investment income, less investment expenses	$2,973	$2,223	$5,475	$4,260

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and six months ended June 30, 2017 and 2016.

The following tables present an aging of our unrealized investment losses by investment class as of June 30, 2017 and December 31, 2016:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2017
U.S. government and agency securities	41	$336	$30,596	3	$1	$155
States, municipalities and political subdivisions	155	1,348	132,490	—	—	$—
Special revenue	103	246	43,588	3	4	$1,064
Industrial and miscellaneous	159	434	40,247	34	55	$3,131
Redeemable preferred stocks	21	11	637	2	2	$40
Total fixed maturities	479	2,375	247,558	42	62	$4,390
Nonredeemable preferred stocks	40	30	2,789	3	1	$8
Equity securities	39	336	4,042	25	3,171	$6,448
Total equity securities	79	366	6,831	28	3,172	$6,456
Total investments	558	$2,741	$254,389	70	$3,234	$10,846

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	35	$448	$24,649	2	$1	$200
States, municipalities and political subdivisions	265	4,869	220,034	2	3	1,497
Special revenue	161	571	56,996	2	6	974
Industrial and miscellaneous	189	631	44,712	11	129	1,828
Redeemable preferred stocks	19	143	2,425	1	6	212
Total fixed maturities	669	6,662	348,816	18	145	4,711
Nonredeemable preferred stocks	77	439	11,298	5	20	234
Equity securities	26	191	2,542	29	2,805	7,317
Total equity securities	103	630	13,840	34	2,825	7,551
Total investments	772	$7,292	$362,656	52	$2,970	$12,262

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the six months ended June 30, 2017 and the year ended December 31, 2016, there were no transfers in or out of Level 1, 2, and 3.

June 30, 2017	Total	Level 1	Level 2	Level 3
(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$33,271	$2,726	$30,545	$—
States, municipalities and political subdivisions	306,426	3,000	303,426	—
Special revenue	87,171	33,800	53,371	—
Industrial and miscellaneous	137,540	—	137,540	—
Redeemable preferred stocks	4,644	4,644	—	—
Total fixed maturities investments	$569,052	$44,170	$524,882	$—
Nonredeemable preferred stocks	14,621	14,621	—	—
Equity securities	17,518	17,518	—	—
Total equity securities	$32,139	$32,139	$—	$—
Total investments	$601,191	$76,309	$524,882	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$107,548	$103,997	$3,551	$—
States, municipalities and political subdivisions	277,361	—	277,361	—
Special revenue	52,996	—	52,996	—
Industrial and miscellaneous	129,645	—	129,645	—
Redeemable preferred stocks	3,461	3,461	—	—
Total fixed maturities investments	$571,011	$107,458	$463,553	$—
Nonredeemable preferred stocks	14,515	14,515	—	—
Equity securities	17,456	17,456	—	—
Total equity securities	$31,971	$31,971	$—	$—
Total investments	$602,982	$139,429	$463,553	$—

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Land	$2,582	$2,582
Building	10,301	10,301
Computer hardware and software	3,132	3,113
Office furniture and equipment	759	759
Tenant and leasehold improvements	3,490	3,334
Vehicle fleet	817	842
Total, at cost	21,081	20,931
Less: accumulated depreciation and amortization	4,534	3,752
Property and equipment, net	$16,547	$17,179

Depreciation and amortization expense for property and equipment was $782 thousand and $353 thousand for the six months ended June 30, 2017 and 2016, respectively. The Company’s real estate consists of 14 acres of land and four buildings with a gross area of 191 thousand square feet.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

As of June 30, 2017 and December 31, 2016 goodwill was $46.5 million and intangible assets were $23.5 million and $26.5 million, respectively. The Company has determined the useful life of the value of the business acquired (see Note 2) to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $175 thousand relating to an insurance license and classified as an indefinite lived intangible which is subject to annual impairment testing.

Goodwill
(In thousands)
Balance as of December 31, 2016	$46,454
Goodwill acquired	—
Impairment	—
Balance as of June 30, 2017	$46,454

Other Intangible Assets

Our intangible assets resulted primarily from the acquisition of Zephyr and consists of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and insurance licenses. Finite-lived intangible assets are amortized over their useful lives from one to fifteen years.

Estimated annual pretax amortization of intangible assets for remainder of 2017 and each of the next five years and thereafter (in thousands):

Year	Amount (1)
2017	$1,117
2018	1,982
2019	1,898
2020	1,888
2021	1,875
Thereafter	14,591
$23,351

(1)	Excludes insurance license valued at $175 thousand and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income attributable to common stockholders (000's)	$6,642	$18,368	$12,625	$25,791
Weighted average shares outstanding	28,283,587	29,653,668	28,543,703	30,010,776
Basic earnings per share:	$0.23	$0.62	$0.44	$0.86

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$6,642	$18,368	$12,625	$25,791
Weighted average shares outstanding	28,283,587	29,653,668	28,543,703	30,010,776
Weighted average dilutive shares	—	—	—	61,848
Total weighted average dilutive shares	28,283,587	29,653,668	28,543,703	30,072,624
Diluted earnings per share:	$0.23	$0.62	$0.44	$0.86

NOTE 8. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called deferred reinsurance ceding commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$41,215	$35,991	$42,779	$34,800
Policy acquisition costs deferred	22,315	27,330	44,193	46,649
Amortization	(21,738)	(20,753)	(45,180)	(38,881)
Ending Balance	$41,792	$42,568	$41,792	$42,568

NOTE 9. INCOME TAXES

During the six months ended June 30, 2017 and 2016, the Company recorded $7.9 million and $16.0 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 38.5% and 38.3%, respectively.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	June 30, 2017	December 31, 2016
Deferred tax assets:	(In thousands)
Unearned premiums	$16,719	$17,209
Tax-related discount on loss reserve	1,810	1,829
Unrealized loss	353	3,113
Stock-based compensation	2,319	1,604
Prepaid expenses	1,562	1,482
Other	305	312
Total deferred tax asset	23,068	25,549
Deferred tax liabilities:
Deferred acquisition costs	15,987	16,377
Property and equipment	355	355
Basis in purchased investments	1,765	1,697
Basis in purchased intangibles	9,278	9,791
Other	334	332
Total deferred tax liabilities	27,719	28,552
Less: valuation allowance	—	—
Net deferred tax liability	$(4,651)	$(3,003)

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

The statute of limitations related to our federal and state income tax returns remains open from our first filings for 2013 through 2016. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustment.  Currently, no taxing authorities are examining any of our federal or state income tax returns.

As of June 30, 2017 and December 31, 2016, we had no significant uncertain tax positions.

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

2017 - 2018 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2017 through May 31, 2018 during the second quarter of 2017. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer writing property insurance in multiple states, and Zephyr, a Hawaii based insurer. The programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage is specific to each insurer unless otherwise noted. The 2017-2018 reinsurance program provides, including retention, first event coverage up to $1.75 billion in Florida, first event coverage up to $731 million in Hawaii, and multiple event coverage up to $2.6 billion. This coverage exceeds the requirements established by the Company’s rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, and the Hawaii Insurance Division.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below, alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company is not utilizing its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company has a primary retention of the first $20 million of losses and loss adjustment expenses. Additionally, the December 1, 2016 treaty between Heritage P&C and Osprey was commuted effective June 1, 2017.

Heritage P&C provides property insurance coverage for states other than Hawaii.  The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program follows:

•

Heritage P&C’s Retention. If a first catastrophic event strikes a Heritage P&C risk, its primary retention is the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses.  If a second catastrophic event strikes a Heritage P&C risk, its primary retention decreases to $16 million and the remainder of the losses are ceded to third parties. In a first event exceeding approximately $878 million, there is an additional co-participation of 20% subject to a maximum co-participation of $727,000.  Assuming a 1-100yr 1st event, a second event exceeding approximately $420 million, results in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36 million.  Heritage P&C has a $16 million (including 20% co-participation) primary retention after a 1-100 yr. 1st event for events beyond the second catastrophic event.

•

Shared Layers. Immediately above the retention, the Company has purchased $372 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers.  Through the payment of a reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352 million of this reinsurance one time.  There is $20 million of shared coverage subject to a seasonal aggregate of $68 million.

•

FHCF Layer. Heritage P&C’s FHCF program provides coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.3 billion, in excess of its retention of $414 million. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. Heritage P&C has purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re will adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

•

Layers alongside the FHCF. The Heritage P&C reinsurance program includes third party layers alongside the FHCF. These include 2015 C and 2015 C series catastrophe bonds, 2016 D and 2016 E catastrophe bonds and 2017-2 catastrophe bonds issued by Citrus Re, which total $412.5  million of coverage, as discussed below, as well as a traditional reinsurance layer providing $5 million of coverage.

•

2017-2 Notes: During May 2017, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $35 million of principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C for $35 million of coverage under the reinsurance agreements. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. For the 2017 hurricane season these notes provide coverage only to Heritage P&C who pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class D notes provide $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

Layers above the FHCF - Florida program

•

2017-1 Notes: During March 2017, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The notes provide $125 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

Multi-Zonal Layers – The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $254 million of reinsurance coverage purchased on this basis, for which the Company has a prepaid reinstatement.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $984 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $606 million has a reinstatement, which is prepaid. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

Zephyr provides property insurance coverage for Hawaii.  The various layers of its 2017-2018 reinsurance program area as follows:

•

Zephyr’s Retention. If a first catastrophic event strikes Hawaii, Zephyr has a primary retention of the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer) of losses and loss adjustment expenses.  If a second event strikes Hawaii, Zephyr’s primary retention decreases to $16 million and the remainder of losses are ceded to third parties. In a first event exceeding approximately $386million, there is an additional co-participation of 3.8% subject to a maximum co-participation of $12 million. Assuming a 1-100 year event, a second event exceeding approximately $386 million, results in an additional co-participation of 117.7% subject to a maximum co-participation of $56 million.  Zephyr has a $16 million primary retention for events beyond the second catastrophic event.

•

Shared Layers above retention. Immediately above the retention, the Company has purchased $372 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352 million of this reinsurance one time. There is $20 million of shared coverage subject to a seasonal aggregate of $68 million.

•

Multi-Zonal Layers – The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $302 million of reinsurance coverage purchased on this basis, with $254 million having a prepaid reinstatement. The multi-zonal occurrence layer provides first and second event coverage of $254 million for Hawaii and second event coverage of $254 million for Florida. A Top and Aggregate multi-zonal layer provides first event coverage of $48 million for Hawaii and second or subsequent event coverage of $48 million for Florida.

•	Top Hawaii only layer – Zephyr has an additional layer purchased from third party reinsurers which provides $26 million of coverage for Hawaii only losses. This layer has one free reinstatement.
•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $700 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private Layers, Multi-Zonal, Hawaii Only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $632 million has a reinstatement, which is prepaid or free.

For a first catastrophic event striking Florida, our reinsurance program provides coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage up to $731 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632 million of limit purchased in 2017 includes a reinstatement, with $632 million being prepaid or free. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.  Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for North Carolina and South Carolina.

In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018. $250 million of coverage for another two-year period and $160 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

2016 - 2017 Reinsurance Program

The Company had placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporated the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs are incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re and the FHCF. Coverage is shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provided, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3 billion.

The reinsurance program, which is segmented into layers of coverage, protected the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2016-2017 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2016 hurricane season, the Company reduced its selected participation percentage in the FHCF from 75% to 45%. The Company had also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2016 to May 31, 2017 reinsurance program.

•

The Company’s Retention. If a first catastrophic event strikes Florida, the Company had a primary retention of the first $40 million of losses and loss adjustment expenses, of which Osprey was responsible for $20 million. If a first catastrophic event strikes Hawaii, the Company had a primary retention of the first $30 million of losses and loss adjustment expenses, of which Osprey was responsible for $15 million. If a second catastrophic event strikes Florida, Heritage P&C’s primary retention decreased to $15 million and the remainder of the losses are ceded to third parties. If a second event strikes Hawaii, Zephyr’s primary retention decreased to $5 million. In the second event only for a loss exceeding $190 million, there was an additional Company co-participation of 5.4% subject to a maximum co-participation of $11.6 million. Heritage P&C and Zephyr each had a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the first catastrophic event in Florida or Hawaii. Additionally, Osprey was responsible for payment of up to $5.3 million of reinstatement premium, depending on the amount of losses incurred.

•

Shared Layers above retention and below FHCF. Immediately above the retention, the Company had purchased $374 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $374 million or a portion thereof was exhausted in a first catastrophic event, the Company had purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•

FHCF Layer. The Company’s FHCF program provided coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.5 billion, in excess of its retention of $460 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company had purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it did provide coverage for multiple events.

•

Layers alongside the FHCF. The Florida reinsurance program included third party layers alongside the FHCF. These include 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company was able to reinstate the full amount of the $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provide coverage for both Florida and Hawaii catastrophe losses.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. Heritage P&C and Zephyr paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C and Zephyr under the reinsurance agreements. The Class D notes provided $150 million of coverage and the Class E notes provided $100 million of coverage. The Class D and Class E notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C and Zephyr. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provided $97.5 million of coverage, and the Class C notes provided $30 million of coverage. The Class B and Class C notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

Layers above the FHCF - Florida program

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provided $150 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provides $150 million of coverage immediately below 2015 Class A, and the second contract provides an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers – The Company purchased additional layers which provided coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii was a counterpart to the Florida-only catastrophe bond layers and FHCF layer. There was a total of $282 million of reinsurance coverage purchased on this basis, with $260 million having a prepaid reinstatement. The multi-zonal occurrence layer provides first and second event coverage of $260 million for Hawaii and second event coverage of $260 million for Florida. A top and drop multi-zonal layer provides first and subsequent event coverage of $22 million for Hawaii and second or subsequent event coverage of $22 million for Florida.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $682 million of limit is structured on this basis. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage had been previously exhausted. An aggregate of $460 million has a reinstatement, which is prepaid.

For a first catastrophic event striking Florida, our reinsurance program provides coverage for $2 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $860 million of limit purchased in 2016 includes a reinstatement, with $825 million being prepaid. In total, we have purchased $3.1 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for North Carolina and South Carolina.

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

2015 – 2016 Reinsurance Program

During the second quarter of 2015, the Company placed its reinsurance program for the period from June 1, 2015 through May 31, 2016. The Company’s reinsurance program, which was segmented into layers of coverage, protected it for excess property catastrophe losses and loss adjustment expenses. The Company’s 2015-2016 reinsurance program incorporated the mandatory coverage required by law to be placed with FHCF. For the 2015 hurricane season, the Company selected 75% participation in the FHCF. The Company had also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2015 to May 31, 2016 reinsurance program.

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

•

CAT Bond Layer alongside the FHCF. During April 2015 Heritage P&C entered into three catastrophe reinsurance agreements with Citrus Re Ltd. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued in aggregate of $277.5 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. These notes were issued in three classes. The Class A notes provide $150 million of coverage for the layer immediately above the FHCF. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

CAT Bond Layer above the FHCF. Immediately above the FHCF layer is the coverage provided by the 2015 reinsurance agreement entered into with Citrus Re as described above in this footnote. The Citrus Re 2015 Class A notes provide up to $150 million of coverage immediately above the FHCF layer. Coverage immediately above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provides $150 million of coverage and the second contract provides an additional $50 million of coverage.

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

For a first catastrophic event, our reinsurance program provides coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. We also have purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provides coverage for second and subsequent events to the extent not exhausted in prior events. In total, we have purchased $2.3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. As of August 31, 2015, the peak of the hurricane season, our total insured value was $76.9 billion, and we had not experienced significant losses and loss adjustment expenses in excess of our retention.

Property Per Risk Coverage

For the 2017 hurricane season the Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and the total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured for which the total insured value exceeded $10 million.

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of operations and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Premium written:
Direct	$159,256	$177,955	$301,545	$316,087
Assumed	(1)	(660)	(55)	8,474
Ceded	(228,853)	(242,927)	(230,734)	(243,659)
Net premium written	$(69,598)	$(65,632)	$70,756	$80,902
Change in unearned premiums:
Direct	$(6,970)	$(30,294)	$5,027	$(40,681)
Assumed	69	16,636	445	31,700
Ceded	166,951	188,208	106,400	143,339
Net increase	$160,050	$174,550	$111,872	$134,358
Premiums earned:
Direct	$152,286	$147,661	$306,572	$275,406
Assumed	68	15,976	390	40,174
Ceded	(61,902)	(54,719)	(124,334)	(100,320)
Net premiums earned	$90,452	$108,918	$182,628	$215,260
Losses and LAE incurred:
Direct	$47,474	$30,034	$96,391	$81,800
Assumed	1,804	18,758	3,007	33,961
Ceded	(3,232)	2	(6,705)	(4)
Net losses and LAE incurred	$46,046	$48,794	$92,693	$115,757

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	June 30, 2017	December 31, 2016
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$106,896	$119,339
Assumed	15,889	20,798
Gross unpaid losses and LAE	122,785	140,137
Ceded	(2,498)	—
Net unpaid losses and LAE	120,287	140,137
Unearned premiums:
Direct	$312,552	$317,579
Assumed	—	445
Gross unearned premiums	312,552	318,024
Ceded	(213,009)	(106,609)
Net unearned premiums	$99,543	$211,415

NOTE 11. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Balance, beginning of period	$131,572	$108,443	$140,137	$83,722
Less: reinsurance recoverable on paid losses	1,321	—	586	—
Net balance, beginning of period	130,251	108,443	139,551	83,722
Incurred related to:
Current year	46,944	49,126	94,819	101,626
Prior years	(897)	(332)	(2,126)	14,131
Total incurred	46,047	48,794	92,693	115,757
Paid related to:
Current year	28,001	25,421	39,238	38,053
Prior years	28,010	14,331	72,719	43,941
Total paid	56,011	39,752	111,957	81,994
Net balance, end of period	120,287	117,485	120,287	117,485
Plus: reinsurance recoverable on unpaid losses	2,498	—	2,498	—
Balance, end of period	$122,785	$117,485	$122,785	$117,485

As of June 30, 2017, we reported $120.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $65.3 million attributable to IBNR, or 54.3% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the six months ended June 30, 2017 and 2016 reflect a prior year redundancy of $2.1 million and a deficiency of $14.1 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Most of the unfavorable development during the six months ended June 30, 2016 was from personal lines. Also, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in the six months ended June 30, 2016 was isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). The favorable development recorded in the first six months ended June 30, 2017 is generally related to lower expected loss adjustment expenses.

The Company writes insurance in the states of Florida, North Carolina, South Carolina, Hawaii and Georgia, any of which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the June 30, 2017.

NOTE 12. NOTE PAYABLE

On December 15, 2016, we issued $79.5 million aggregate amount of Senior Secured Notes (“Secured Notes”) to six accredited investors. The Secured Notes bear interest of 8.75% per annum plus the three month average of LIBOR. Principal and interest is paid quarterly. Interest payments commenced on March 15, 2017 and the quarterly principal payments commence on December 31, 2018. At June 30, 2017, we owed $73.3 million on the Secured Notes, net of issuance costs which totaled approximately $6.2 million. At June 30, 2017, the Company made interest payments of approximately $3.9 million.

Long-term debt at June 30, 2017, consisted of the following:

	Principal	Unamortized Debt Issuance Costs
	(in thousands)
Senior Secured Notes, due December 15, 2023 (interest computed at 8.75% plus 3 month Libor average, at June 30, 2017)	$79,500	$6,224

The Secured Notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The Secured Notes covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The Secured Notes do not have the benefit of any sinking funds. They also contain customary limitations and lien provisions as well as customary events of default provisions, which if breached, could result in the accelerated maturity of the Secured Notes. The Company was in compliance with the Senior Notes covenants for the three and six months ended June 30, 2017.

Subject to the replacement capital covenant, the Secured Notes may be redeemed, in whole or in part, at any time on or after December 15, 2018, based on the quarterly payment date, at the following redemption prices (as a percentage of outstanding principal amount of the notes to be redeemed) plus accrued and unpaid interest and principal: 2018 – 103%; 2019 – 102%; 2020 – 101%; and thereafter at 100%. If there is a change in control, a holder has the right to require the Company to purchase such holder’s Secured Notes at a price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

At June 30, 2017, the effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 10.0%.

NOTE 13. OTHER LIABILITIES

At June 30, 2017 and December 31, 2016, other liabilities were approximately $13.9 million and $21.7 million respectively, of which $19 thousand and $178 thousand related to amounts owed to Citizens for policies assumed by the Company, where the policyholder subsequently opted-out of the assumption program. Also included in other liabilities for the six months ended June 30, 2017 and the year ended December 31, 2016 was $5.4 and $6.2 million for commissions payable, $4.5 and $3.5 million for accounts payable and other payables, and $1.2 million held in escrow and $1.8 million and $1.8 million for dividends payable, respectively. At December 31, 2016, other liabilities included $4.8 million relating to debt issuances.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. On a combined basis, the Company’s insurance subsidiaries reported statutory net loss of $4.5 million and $638 thousand for the six months ended June 30, 2017 and 2016, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. The insurance subsidiaries’ combined statutory surplus was $264.5 million and $276.1 million at June 30, 2017 and December 31, 2016, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At December 31, 2016, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2017 and 2016.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the six month periods ended June 30, 2017 and 2016, the Company paid the management service company approximately $50 thousand and $35 thousand, respectively.

•

In January 2017, the Company entered into a consulting agreement with Ms. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150 thousand. For the six month period ended June 30, 2017, the Company paid consulting fees to Ms. Lucas of approximately $184 thousand.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the six-month periods ended June 30, 2017 and 2016, the Company’s contributions to the plan on behalf of the participating employees were $425 thousand and $248 thousand, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the six months ended June 30, 2017 and 2016, the Company incurred medical premium costs in the aggregate of $1.5 million and $1.4 million, respectively. The Company also recorded approximately $154 thousand as unpaid claims as of June 30, 2017. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 thousand for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 18. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2017, the Company had 28,156,421 shares of common stock outstanding, 2,443,352 treasury shares of common stock and 900,000 unvested shares of restricted common stock issued, reflecting total paid-in capital of $208.1 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2016, there were 28,840,443 shares of common stock outstanding, 1,149,923 stock options outstanding, and 900,000 unvested restricted stock grants, representing $205.7 million of additional paid-in capital at December 31, 2016.

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

Stock Repurchase Program

On May 4, 2016, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $70 million of the Company’s common stock. The stock repurchase program expires on December 31, 2017.

During the quarter ended March 31, 2017, the Company repurchased an aggregate of 361,211 shares at a cost of $4.5 million through open market or private transactions. During the quarter ended June 30, 2017, the Company repurchased an aggregate of 322,811 shares of the Company’s stock in open market transactions for $4.1 million. As of June 30, 2017, the Company had $35.8 million remaining to purchase shares under its authorized $70 million share repurchase plan. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

Dividends

On November 8, 2016, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 4, 2017 to stockholders of record as of December 15, 2016. On March 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 4, 2017, to stockholders of record March 15, 2017. On May 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2017, to stockholders of record June 15, 2017. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 19. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At June 30, 2017 and December 31, 2016, there were 170,814  shares available for grant under the Plan.

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

Stock Options and Restricted Stock

Stock Options

A summary of information related to stock options and restricted stock outstanding at June 30, 2017 is as follows:

	Stock Options	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	1,149,923	$2.99
Granted	—
Exercised	—
Balance at June 30, 2017	1,149,923	$2.99
Vested and exercisable as of June 30, 2017	1,149,923	$2.99

No compensation expense was recognized for stock options granted above for the three and six months ended June 30, 2017 and 2016.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments, generally over a five year period from the grant date, subject to the recipient’s continued employment. The fair values of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted during six months ended June 30, 2017. Restricted stock activity during the six months ended June 30, 2017 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2016	900,000	$18.82
Granted	—
Vested	—
Canceled and forfeited	—
Non-vested, at June 30, 2017	900,000	$18.82

Awards are being amortized to expense over the five year vesting period. The Company recognized $2.4 million and $2.4 million of compensation expense for the six months ended June 30, 2017 and 2016, respectively. There was approximately $16.1 million of unrecognized compensation expense related to the non-vested restricted stock at June 30, 2017. The Company expects to recognize the remaining compensation expense over a weighted average period of 3.4 years.

NOTE 20. SUBSEQUENT EVENTS

On August 3, 2017, the Company announced that its Board of Directors declared a third quarter dividend of $0.06 per common share. The dividend is payable on October 2, 2017 to stockholders of record on September 15, and 2017.

On August 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Gator Acquisition Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and NBIC Holdings, Inc. (“NBIC”) and PBRA, LLC, in its capacity as Stockholder Representative. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into NBIC, resulting in NBIC becoming a wholly-owned subsidiary of the Company (the “Acquisition”).

The purchase price for the Acquisition will consist of $210 million in cash (the “Cash Consideration”), plus approximately $40 million of the Company’s common stock (the “Stock Consideration”), subject to a post-closing book value adjustment. The value of each share of the Company’s common stock will be based on the volume-weighted average price of the Company’s common stock during the five business-day period ending on the business day immediately preceding closing. The Stock Consideration will be issued at closing in an exempt private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  Following the closing of the Acquisition, the Company intends to file a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration.  In accordance with the Merger Agreement, a certain portion of the Stock Consideration will be placed in an escrow account at closing to secure any amounts payable pursuant to the post-closing book value adjustment provisions set forth in the Merger Agreement. The size of this escrow will be either $12.5 million or $25.0 million of the Stock Consideration (depending on the preliminary, pre-closing estimate of the closing book value of NBIC and its subsidiaries, and subject to further potential adjustment depending on whether there are any disputes between the Company and NBIC with respect to this pre-closing estimate that remain unresolved as of the closing).

The Merger Agreement contains customary representations and warranties, covenants and agreements of the parties. The Acquisition is expected to close in the first quarter of 2018, subject to satisfaction of customary closing conditions, including obtaining regulatory clearance.

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

Financial Results Highlights for the Three and Six Months Ended June 30, 2017

•

Approximately 316,000 policies in-force at June 30, 2017, of which approximately 48.1% were assumed from Citizens, 29.1% were from voluntary sales and 23% were acquired in connection with the Zephyr acquisition

•	Gross premiums written of $301.5 million and total revenue of $196.2 million
•	Net premiums earned of $182.6 million
•	Net income of $12.6 million
•	Combined ratio of 96.3% on a gross basis and 93.8% on a net basis
•	Cash, cash equivalents and investments of $735.4 million with total assets of $1.1 billion

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2017, we reassessed our critical accounting policies and estimates as disclosed within our 2016 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUE:
Gross premiums written	$159,255	$177,295	$301,490	$324,561
Change in gross unearned premiums	(6,901)	(13,658)	5,472	(8,981)
Gross premiums earned	152,354	163,637	306,962	315,580
Ceded premiums	(61,902)	(54,719)	(124,334)	(100,320)
Net premiums earned	90,452	108,918	182,628	215,260
Net investment income	2,973	2,223	5,475	4,260
Net realized (losses) gains	(125)	263	646	644
Other revenue	3,638	3,877	7,482	6,682
Total revenue	96,938	115,281	196,231	226,846

OPERATING EXPENSES:
Losses and loss adjustment expenses	46,046	48,794	92,693	115,757
Policy acquisition costs	21,738	20,753	45,180	38,881
General and administrative expenses	16,092	15,977	33,406	30,411
Total operating expenses	83,876	85,524	171,279	185,049
Operating income	13,062	29,757	24,952	41,797
Interest expense, net	1,990	—	3,934	—
Amortization of debt issuance costs	241	—	478	—
Income before income taxes	10,831	29,757	20,540	41,797
Provision for income taxes	4,189	11,389	7,915	16,006
Net income	$6,642	$18,368	$12,625	$25,791

Earnings per share
Basic	$0.23	$0.62	$0.44	$0.86
Diluted	$0.23	$0.62	$0.44	$0.86

Selected Other Data
Book value per share	$12.97	$12.71	$12.97	$12.71
Growth in book value per share	2.1%	22.2%	2.1%	22.2%
Return on average equity	7.3%	20.2%	7.0%	14.2%

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue

Gross premiums written

Gross premiums written decreased to $159.3 million for the three months ended June 30, 2017 as compared to $177.3 million for the three months ended June 30, 2016. The decrease in gross premiums written relates to a reduction in gross premium written by Heritage P&C of approximately $17.1 million and a reduction of Zephyr premium of approximately $700 thousand. Heritage P&C’s premium in force decreased $17.4 million during the second quarter of 2017 as we continued to manage exposure in geographic locations which have produced a disproportionate share of attritional losses and geographic risks for which the price to manage catastrophe risk is not cost efficient. Personal residential business accounted for $134.7 million and commercial residential accounted for $24.6 million of the total gross premiums written for the three months ended June 30, 2017. There was no business assumed from Citizens for either periods.

Gross premiums earned

Gross premiums earned decreased to $152.3 million for the three months ended June 30, 2017 as compared to $163.6 million for the three months ended June 30, 2016. This decrease is consistent with the quarter-over-quarter change in gross written.

Ceded premiums

Ceded premiums increased to $61.9 million for the three months ended June 30, 2017 as compared to $54.7 million for the three months ended June 30, 2016. Our catastrophe reinsurance programs renew each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season is approximately $225.0 million compared to the cost for the 2016 season of $247.0 million. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company’s retention for the 2017 hurricane season is $20.0 million for the first event compared to $40.0 million for the 2016 season for a first event.

Reinsurance costs are amortized over a twelve month period, reflecting the term of the coverage, which begins June 1. As such, we incur the cost of the previous year’s program January through May of each year. The cost of the 2015 catastrophe reinsurance program was significantly lower than the 2016 reinsurance program due to a smaller amount of premium in force coupled with the mix of business.  In 2016, the reinsurance cost increased and that higher cost was reflected in the months June 2016 through May 2017. The 2017 catastrophe reinsurance program is approximately $20 million less than the 2016 program. The 2017 catastrophe reinsurance cost is higher for the first five months of the year and we recognized the benefit of the lower cost program starting in June 2017.

Net premiums earned

Net premiums earned decreased to $90.5 million for the three months ended June 30, 2017 as compared to $108.9 million for the three months ended June 30, 2016. The decrease in net premiums earned relates to the decrease in gross premium earned coupled with the increase in ceded premium described above.

Net investment income

Net investment income, inclusive of realized investment gain or loss, increased to $2.8 million for the three months ended June 30, 2017 as compared to $2.5 million for the three months ended June 30, 2016. The increase resulted primarily from invested proceeds associated with the Secured Notes.

Other revenue

Other revenue decreased slightly to $3.6 million for the three months ended June 30, 2017 as compared to $3.9 million for the three months ended June 30, 2016. The decrease in other revenue is primarily attributable to the decrease in policy fees associated with the reduction in policies in force over the same period last year.

Total revenue

Total revenue decreased to $96.9 million for the three months ended June 30, 2017 as compared to $115.3 million for the three months ended June 30, 2016. The reduction in total revenue relates primarily to the decrease in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) decreased to $46.0 million for the three months ended June 30, 2017 as compared to $48.8 million for the three months ended June 30, 2016. The decrease in losses and LAE relates primarily to the decrease in premium in force described above. Losses and LAE for the three months ended June 30, 2017 includes net losses paid of $56.0 million, and an $8.8 million decrease in unpaid losses and LAE and ceded losses of $3.2 million. The number of reported claims for the second quarter of 2017 was 3,640 compared to 3,714 new claims during the second quarter of 2016.  As of June 30, 2017, we reported $120.3 million in unpaid losses and LAE, net of reinsurance which included $65.3 million attributable to IBNR, or 54.3% of net reserves for unpaid losses and LAE.

Policy acquisition costs

Policy acquisition costs increased to $21.7 million for the three months ended June 30, 2017 as compared to $20.8 million for the three months ended June 30, 2016. The increase is primarily attributable to approximately $16.0 million of assumed earned premium in the second quarter 2016 for which we had no acquisition costs.

General and administrative expenses

General and administrative expenses remained relatively constant at $16.1 million for the three months ended June 30, 2017 as compared to $16.0 million for the three months ended June 30, 2016.

Interest and amortization of debt issuance costs

As described in Note 12 – Note Payable to our unaudited condensed consolidated financial statement appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Senior Secured Notes (“Secured Notes”) due 2023 on December 15, 2016. In connection with the issuance of the Secured Notes, the Company incurred $6.5 million in debt issuance costs. Debt issuance costs are reflected on the consolidated balance sheet as a contra long-term liability, and amortized using the imputed interest method over the life of the underlying debt instrument. For tax purposes, the debt issuance costs are generally amortized over the life of the debt using the straight-line method.

Provision for income taxes

The provision for income taxes was $4.2 million and $11.4 million for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended June 30, 2017 and 2016 was 38.7% and 38.3%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

Net income

Our results of operations for the three months ended June 30, 2017 reflect net income of $6.6 million, or $0.23 earnings per diluted common share, compared to net income of $18.4 million, or $0.62 earnings per diluted common share, for the three months ended June 30, 2016. The decrease in net income is attributable to the reduction of gross earned premium described above, the increase in the gross combined ratio, discussed below, as well as due to interest and amortization on the Secured Notes that were issued in December 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue

Gross premiums written

Gross premiums written decreased to $301.5 million for the six months ended June 30, 2017 as compared to $324.6 million for the six months ended June 30, 2016. The decrease in gross premiums written relates primarily to a reduction in gross premium written by Heritage P&C of approximately $34.7 million offset by an increase in Zephyr premium written of approximately $11.6 million due to the timing of the Zephyr acquisition in late March 2016. As such gross premium written for the six months ended June 30, 2017 includes six months of Zephyr written premium whereas approximately three months of Zephyr premium was included for the six months ended June 30, 2016. Heritage P&C’s premium in force decreased $53.4 million from June 30, 2016 as we continue to manage exposure in geographic locations which have produced a disproportional share of attritional losses as well as for geographic risks for which the price to manage catastrophe risk is not cost efficient. There was no business assumed from Citizens during 2017. Personal residential business accounted for $247.7 million and commercial residential accounted for $53.8 million of the total gross premiums written for the six months ended June 30, 2017.

Gross premiums earned

Gross premiums earned decreased to $307.0 million for the six months ended June 30, 2017 as compared to $315.6 million for the six months ended June 30, 2016. Our premiums in force as of June 30, 2017 and June 30, 2016 were approximately $604.2 million and $659.6 million, respectively, and this decrease impacted our gross premiums earned for the respective periods.

Ceded premiums

Ceded premiums increased to $124.3 million for the six months ended June 30, 2017 as compared to $100.3 million for the six months ended June 30, 2016. Our catastrophe reinsurance programs renew each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season is approximately $225.0 million compared to the cost for the 2016 season of $247.0 million. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company’s retention for the 2017 hurricane season is $20.0 million compared to $40.0 million for the 2016 season for a first event.

Reinsurance costs are amortized over a twelve month period, reflecting the term of the coverage, which begins June 1. As such, we incur the cost of the previous year’s program January through May of each year. The cost of the 2015 catastrophe reinsurance program was significantly lower than the 2016 reinsurance program due to a smaller amount of premium in force coupled with the mix of business. In 2016, the reinsurance cost increased and that higher cost was reflected in the months June 2016 through May 2017. The 2017 catastrophe reinsurance program is approximately $20 million less than the 2016 program. The 2017 catastrophe reinsurance cost is higher for the first five months of the year and we recognized the benefit of the lower cost program starting in June 2017. We also have reinsurance costs associated with our larger risks which could vary monthly depending upon the business written.

Net premiums earned

Net premiums earned decreased to $182.6 million for the six months ended June 30, 2017 as compared to $215.3 million for the six months ended June 30, 2016. The decrease in net premiums earned is primarily attributable to the decrease in the number of policies in force during the six months ended June 30, 2017 as compared to the same period in 2016, coupled with the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $6.1 million for the six months ended June 30, 2017 as compared to $4.9 million for the six months ended June 30, 2016. The increase in net investment income is due to the increase in invested assets from $550.1 million to $601.2 million at June 30, 2016 and June 30, 2017, respectively. The increase resulted primarily from invested proceeds associated with the Secured Notes coupled with the additional investment income from Zephyr in 2017 due to the timing of the acquisition.

Other revenue

Other revenue increased to $7.5 million for the six months ended June 30, 2017 as compared to $6.7 million for the six months ended June 30, 2016. The increase in other revenue is primarily attributable to the policy fees associated with the Zephyr acquisition.  Six months of policies fees were included in 2017 compared to only three months for the same period in 2016 due to the timing of the acquisition.

Total revenue

Total revenue decreased to $196.2 million for the six months ended June 30, 2017 as compared to $226.8 million for the six months ended June 30, 2016. The decrease in total revenue was due primarily to the reduction in premium in force throughout the six months ended June 30, 2017 as compared to the same period in the prior year, coupled with an increase in ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and LAE decreased to $92.7 million for the six months ended June 30, 2017 as compared to $115.8 million for the six months ended June 30, 2016. Additionally, the Company’s losses incurred during the six months ended June 30, 2017 and 2016 reflect a prior year redundancy of $2.1 million and a deficiency of $14.1 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The decrease in losses and LAE resulted from a decrease in the number of policies in force between the respective periods. The number of new claims filed is down 10.4% for the first six months of 2017 compared to the same period in 2016. Losses and LAE for the six months ended June 30, 2017 includes net losses paid of $112.0 million and a $17.4 million decrease in unpaid losses and LAE. At June 30, 2017, we recorded

$120.3 million in unpaid losses and LAE, net of reinsurance which included $65.3 million attributable to IBNR, or 54.3% of total reserves net of unpaid losses and LAE.

Policy acquisition costs

Policy acquisition costs increased to $45.2 million for the six months ended June 30, 2017 as compared to $38.9 million for the six months ended June 30, 2016. The increase is primarily attributable having a full six months of policy acquisition costs related to Zephyr in 2017 compared to just three months in 2016 due to timing of that acquisition, as well as the favorable impact of assumed premiums from Citizens for the six months ended June 30, 2016.

General and administrative expenses

General and administrative expenses increased to $33.4 million for the six months ended June 30, 2017 as compared to $30.4 million for the six months ended June 30, 2016. The increase was due primarily to six months of general and administrative expenses associated with Zephyr for the six months ended June 30, 2017 whereas only three months of Zephyr expenses were included for the six months ended June 30, 2016.

Provision for income taxes

Provision for income taxes was $7.9 million and $16.0 million for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate for the six months ended June 30, 2017 and 2016 was 38.5% and 38.3%, respectively.

Net income

Our results of operations for the six months ended June 30, 2017 reflect net income of $12.6 million, or $0.44 earnings per diluted common share, compared to net income of $25.8 million, or $0.86 earnings per diluted common share, for the six months ended June 30, 2016. The decrease relates primarily to the reduction of gross earned premium, the increase in the gross combined ratio discussed below in operating expenses, coupled with interest and amortization on the Secured Note that were issued in December 2016.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended June 30,
	2017	2016
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	40.6%	33.5%
Loss ratio	30.2%	29.8%
Operating expense ratio	24.9%	22.4%
Combined ratio	95.7%	85.7%

Ratios to Net Premiums Earned:
Loss ratio	50.9%	44.8%
Operating expense ratio	41.8%	33.7%
Combined ratio	92.7%	78.5%

Ceded premium ratio

Our ceded premium ratio increased to 40.6% for the three months ended June 30, 2017 compared to 33.5% for the three months ended June 30, 2016. The 2016 ratio benefitted from approximately $32.1 million of Citizens assumption activity that occurred in the fourth quarter of 2015 and approximately $9.1 million in the first quarter of 2016 compared to no assumptions in the last quarter of 2016 or the first quarter of 2017. This provided a 3.3 point benefit for the quarter ended June 30, 2016. The second quarter 2016 ceded premium ratio also benefited by 1.3 percentage points due to lower reinsurance costs associated with the 2015 program that were expensed in April and May of 2016. Additionally, a decrease in earned premium for the second quarter of 2017 resulting from the decrease in premiums in force and reinstatements on the per risk treaty as the reinsurance triggered in 2017 caused a 2.5 point unfavorable variance from the prior year.

Gross loss ratio

Our gross loss ratio increased slightly to 30.2% for the three months ended June 30, 2017 compared to 29.8% for the three months ended June 30, 2016.  Our non-catastrophe loss ratio improved from 29.8% for the quarter ended June 30, 2016 to 28.4% for the quarter ended June 30, 2017.

Net loss ratio

Our net loss ratio increased to 50.9% for the three months ended June 30, 2017 compared to 44.8% for the three months ended June 30, 2016, primarily related to the increase in the ceded premium ratio.

Gross operating expense ratio

Our gross operating expense ratio increased to 24.9% for the three months ended June 30, 2017 compared to 22.4% for the three months ended June 30, 2016. Approximately 1.4 percentage points of the increase is due to the Citizens assumptions in 2015 and early 2016 which had a favorable impact on the second quarter of 2016 gross expense ratio. The remainder relates to fixed costs which were relatively consistent quarter-over-quarter but diluted by higher gross earned premium for the quarter ended June 30, 2016.

Net operating expense ratio

Our net operating expense ratio increased to 41.8% for the three months ended June 30, 2017 compared to 33.7% for the three months ended June 30, 2016, primarily due to the increase in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 95.7% for the three months ended June 30, 2017 compared to 85.7% for the three months ended June 30, 2016. Our combined ratio on a net basis increased to 92.7% for the three months ended June 30, 2017 compared to 78.5% for the three months ended June 30, 2016. The combined ratio increased due to the increases in the ceded premium ratio and the gross operating expense ratio as described above.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Six Months Ended June 30,
	2017	2016
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	40.5%	31.8%
Loss ratio	30.2%	36.7%
Operating expense ratio	25.6%	22.0%
Combined ratio	96.3%	90.5%

Ratios to Net Premiums Earned:
Loss ratio	50.8%	53.8%
Operating expense ratio	43.0%	32.2%
Combined ratio	93.8%	86.0%

Ceded premium ratio

Our ceded premium ratio increased to 40.5% for the six months ended June 30, 2017 compared to 31.8% for the six months ended June 30, 2016.  This relates to the cost of reinsurance and the timing of earning of ceded premium as well as timing of Citizens’ assumptions in 2016 which did not recur in 2017 as previously discussed.

Gross loss ratio

Our gross loss ratio decreased to 30.2% for the six months ended June 30, 2017 compared to 36.7% for the six months ended June 30, 2016. This is primarily due to unfavorable development in 2016 on prior year loss reserves caused by market conditions for Florida personal lines multi-peril business with respect to litigated and attorney represented claims. The observed market conditions were taken into consideration by management when establishing the 2017 loss reserves. In addition, the number of new claims reported is down significantly in the six months of 2017 compared to 2016.

Our net loss ratio decreased to 50.8% for the six months ended June 30, 2017 compared to 53.8% for the six months ended June 30, 2016, primarily as a result of the items discussed above and the increase in the ceded premium ratio.

Gross operating expense ratio

Our gross expense ratio increased to 25.6% for the six months ended June 30, 2017 compared to 22.0% for the six months ended June 30, 2016. This relates to the larger Citizens take-out activity favorably impacting the prior year as referenced above, which has no acquisition costs until the policies renew onto our policy forms, coupled with fixed personnel and other costs which were diluted in 2016 due to higher gross premium written.

Net operating expense ratio

Our net expense ratio increased to 43.0% for the six months ended June 30, 2017 compared to 32.2% for the six months ended June 30, 2016, due to the gross operating expense ratio variance discussed above coupled with the increase in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 96.3% for the six months ended June 30, 2017 compared to 90.5% for the six months ended June 30, 2016. Our combined ratio on a net basis increased to 93.8% for the six months ended June 30, 2017 compared to 86.0% for the six months ended June 30, 2016. The gross combined ratio increased due to the increases in the ceded premiums ratio and gross operating expense ratio, partially offset by a smaller gross loss ratio.

Liquidity and Capital Resources

As of June 30, 2017, we had $134.2 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We intend to hold substantial cash balances to meet seasonal liquidity needs, which includes amounts to pay quarterly reinsurance installments. We also had $18.4 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements, for at least the next twelve months.

Cash Flows

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$35,504	$104,273	$(68,769)
Investing activities	5,029	(177,617)	182,646
Financing activities	(12,174)	(19,981)	7,807
Net increase (decrease) in cash and cash equivalents	$28,359	$(93,325)	$121,684

Operating Activities

Cash provided by operating activities decreased to $35.5 million for the three months ended June 30, 2017 compared to $104.3 million for the six months ended June 30, 2016. The decrease in cash provided by operating activities was primarily due to higher reinsurance premium paid, a large amount of claims payments, particularly related to Hurricane Matthew, made during the six months ended June 30, 2017 compared to the same period of 2016, and approximately $16.0 million of assumed premium payments from Citizens in the first half of 2016 compared to no assumed premium received in the first half of 2017. Premium collected for assumed policies is typically paid within 30 days of the assumption, whereas personal lines premium collected for voluntary policies and renewals of assumed policies may be paid via a payment plan.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was $5.0 million as compared to net cash used by investing activities of $177.6 million for the comparable period in 2016. The decrease in cash used in investing activities primarily relates to $110.3 million paid for the acquisition of Zephyr, net of cash acquired as well as net purchase of investments of $60.7 million during the period ended June 30, 2016.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $12.2 million, as compared to $19.9 million for the comparable period in 2016. The decrease in cash used in financing activities is due primarily to the variance between periods in the amount of shares repurchased under the stock repurchase program.

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

Off-Balance Sheet Arrangements

We obtained a $12.7 million irrevocable letter of credit from a financial institution to secure Osprey’s obligations arising from our reinsurance program. We collateralized this letter of credit facility with otherwise unencumbered real estate. The letter of credit, which terminated on May 31, 2017, was not renewed because the treaties with Osprey either terminated or were commuted.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our investment portfolios at June 30, 2017 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2017 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$510,467	$(58,585)	(10)%
200 basis point increase	$529,995	$(39,057)	(7)%
100 basis point increase	$549,523	$(19,529)	(3)%
100 basis point decrease	$588,537	$19,485	3%
200 basis point decrease	$605,280	$36,228	6%
300 basis point decrease	$612,422	$43,370	8%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2017 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$156,762	28%	$155,990	27%
AA+	$77,541	14%	$77,561	14%
AA	$91,668	16%	$91,935	16%
AA-	$56,558	10%	$56,760	10%
A+	$56,253	10%	$56,480	10%
A	$38,407	7%	$38,583	7%
A-	$40,852	7%	$41,105	7%
BBB+	$30,892	5%	$31,302	6%
BBB	$10,294	2%	$10,456	2%
BBB-	$5,083	1%	$5,225	1%
BB	$709	0%	$723	0%
BB+	$391	0%	$395	0%
BB-	$604	0%	$602	0%
B+	$100	0%	$102	0%
B	$688	0%	$702	0%
NA and NR	$1,135	0%	$1,131	0%
Total	$567,937	100%	$569,052	100%

Equity Price Risk

Our equity investment portfolio at June 30, 2017 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2017 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$3,582	11%
Energy	12,412	39%
Other	15,978	50%
Subtotal	$31,972	100%
Mutual Funds and ETF By type:
Equity	$167	0%
Total	$32,139	100%

Foreign Currency Exchange Risk

At June 30, 2017, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the second quarter ended June 30, 2017, we purchased 322,811 shares of common stock for an aggregate purchase of $4.1 million under our share repurchase program. A summary of our common stock repurchases during the quarter ended June 30, 2017 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2017 through April 30, 2017	62,211	$12.69	62,211	$39,143
May 1, 2017 through May 31, 2017	260,600	$12.69	260,600	$35,831
June 1, 2017 through June 30, 2017	—	—	—	$35,831
Total	322,811		322,811

(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 9, 2017	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ STEVEN MARTINDALE
Steven Martindale
Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.