Form 10-Q
period 2017-09-30
Heritage Insurance Holdings, Inc.
filed 2017-11-02
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on November 1, 2017 was 24,400,174.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	our limited operating history;
•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in Florida and Hawaii;
•	our exposure to catastrophic events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our growth strategy, including through acquisitions and expansion into geographic markets in which we do not currently operate;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	our lack of significant redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	The failure to obtain stockholder approval relating to the issuance of common stock upon conversion of our convertible senior notes; and
•	the items set forth in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $492,794 and $576,911 in 2017 and 2016, respectively)	$494,484	$571,011
Equity securities, available for sale, at fair value (cost of $27,728 and $34,190 in 2017 and 2016, respectively)	25,396	31,971
Total investments	519,880	602,982
Cash and cash equivalents	352,321	105,817
Restricted cash	19,853	20,910
Accrued investment income	4,635	4,764
Premiums receivable, net	35,326	42,720
Reinsurance recoverable on paid and unpaid claims	370,751	—
Prepaid reinsurance premiums	153,955	106,609
Income taxes receivable	1,649	10,713
Deferred policy acquisition costs, net	41,888	42,779
Property and equipment, net	16,198	17,179
Intangibles, net	22,967	26,542
Goodwill	46,454	46,454
Other assets	13,107	5,775
Total Assets	$1,598,984	$1,033,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$489,580	$140,137
Unearned premiums	313,843	318,024
Reinsurance payable	158,122	96,667
Long-term debt	188,634	72,905
Deferred income taxes	4,493	3,003
Funds held by company under reinsurance treaties	61,732	—
Advance premiums	20,397	18,565
Accrued compensation	6,955	4,303
Derivative liability, accounts payable and other liabilities	53,547	21,681
Total Liabilities	$1,297,303	$675,285
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 24,400,176 shares issued and 23,500,174 outstanding at September 30, 2017 and 29,740,441 shares issued and 28,840,443 outstanding at December 31, 2016	2	3
Additional paid-in capital	209,338	205,727
Accumulated other comprehensive loss	(422)	(5,018)
Treasury stock, at cost, 7,099,597 shares at September 30, 2017 and 1,759,330 shares at December 31, 2016	(87,185)	(25,562)
Retained earnings	179,948	182,809
Total Stockholders' Equity	301,681	357,959
Total Liabilities and Stockholders' Equity	$1,598,984	$1,033,244

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Gross premiums written	$154,355	$147,232	$455,845	$471,793
Change in gross unearned premiums	(1,292)	17,464	4,180	8,483
Gross premiums earned	153,063	164,696	460,025	480,276
Ceded premiums	(57,855)	(63,141)	(182,189)	(163,461)
Net premiums earned	95,208	101,555	277,836	316,815
Net investment income	2,735	2,326	8,210	6,586
Net realized gains	365	1,119	1,011	1,762
Other revenue	3,466	4,306	10,948	10,988
Total revenue	101,774	109,306	298,005	336,151
OPERATING EXPENSES:
Losses and loss adjustment expenses	64,035	53,906	156,728	169,663
Policy acquisition costs	20,906	22,597	66,086	61,478
General and administrative expenses	15,420	14,191	48,826	44,602
Total operating expenses	100,361	90,694	271,640	275,743
Operating income	1,413	18,612	26,365	60,408
Interest expense, net	3,076	—	7,010	—
Amortization of debt issuance costs	675	—	1,153	—
Other non-operating expense, net	6,883	—	6,883	—
(Loss) income before income taxes	(9,221)	18,612	11,319	60,408
(Benefit) provision for income taxes	(525)	7,682	7,390	23,688
Net (loss) income	(8,696)	10,930	3,929	36,720
Weighted average shares outstanding
Basic	25,883,267	29,213,222	27,647,146	29,742,984
Diluted	25,883,267	29,213,222	27,647,146	29,786,156
(Loss) earnings per share
Basic	$(0.34)	$0.37	$0.14	$1.23
Diluted	$(0.34)	$0.37	$0.14	$1.23

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Other Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	(8,696)	10,930	3,929	36,720
OTHER COMPREHENSIVE INCOME:
Change in net unrealized (losses) gains on investments	593	(1,237)	8,473	11,773
Reclassification of gains included in net income	(365)	(1,119)	(1,011)	(1,762)
Income tax benefit (expense) related to items of other comprehensive income	(81)	908	(2,866)	(3,862)
Total comprehensive (loss) income	$(8,549)	$9,482	$8,525	$42,869

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months ended September 30, 2017 and 2016

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	(25,562)	$(5,018)	$357,959
Stock buy-back	(5,340,267)	(1)	—	—	(61,623)	—	(61,624)
Stock-based compensation	—	—	3,611	—	—	—	3,611
Dividends declared on common stock	—	—	—	(6,790)	—	—	(6,790)
Net unrealized change in investments, net of tax	—	—	—	—	—	4,596	4,596
Net income	—	—	—	3,929	—	—	3,929
Balance at September 30, 2017	23,500,176	$2	$209,338	$179,948	$(87,185)	$(422)	$301,681

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Stock buy-back	(1,424,666)	—	—	—	(20,562)	—	(20,562)
Stock-based compensation	—	—	3,612	—	—	—	3,612
Dividends declared on common stock	—	—	—	(5,228)	—	—	(5,228)
Net unrealized change in investments, net of tax	—	—	—	—	—	6,149	6,149
Net income	—	—	—	36,720	—	—	36,720
Balance at September 30, 2016	29,016,744	$3	$206,240	$187,447	$(20,562)	$4,116	$377,244

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$3,929	$36,720
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	3,611	3,612
Amortization of bond discount	6,810	5,924
Depreciation and amortization	5,904	6,075
Change in fair value of long-term debt conversion feature	6,883	—
Net realized investment gains	(1,011)	(1,762)
Deferred income taxes, net of acquired	(1,376)	11,069
Changes in operating assets and liabilities:
Accrued investment income	129	(1,215)
Premiums receivable, net	7,394	(3,194)
Restricted cash	1,057	(6,176)
Prepaid reinsurance premiums	(47,346)	(85,341)
Reinsurance recoverable	(370,751)	—
Income taxes receivable	9,064	(5,280)
Deferred policy acquisition costs, net	891	(7,329)
Other assets	(7,332)	225
Unpaid losses and loss adjustment expenses	349,443	41,973
Unearned premiums	(4,180)	(8,483)
Reinsurance payable	61,455	117,657
Funds held by company under reinsurance treaties	61,732	—
Accrued interest	(1,363)	—
Income taxes payable	—	(2,092)
Accrued compensation	2,652	1,977
Advance premiums	1,832	6,153
Other liabilities	9,276	(10,918)
Net cash provided by operating activities	98,703	99,595
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	96,467	135,802
Purchases of investments available for sale	(11,702)	(203,091)
Acquisition of a business, net of cash acquired	—	(110,319)
Cost of property and equipment acquired	(195)	(1,639)
Net cash provided by (used in) investing activities	84,570	(179,247)
FINANCING ACTIVITIES
Proceeds from issuance of secured convertible debt	136,750	—
Debt acquisition costs	(5,105)	—
Dividends	(6,790)	(5,228)
Purchase of treasury stock	(61,624)	(20,562)
Net cash provided by (used in) financing activities	63,231	(25,790)
Increase (decrease) in cash, cash equivalents and restricted cash	246,504	(105,442)
Cash, cash equivalents and restricted cash at beginning of period	105,817	236,277
Cash, cash equivalents and restricted cash at end of period	$352,321	$130,835
Supplemental Cash Flows Disclosures:
Income taxes paid, net	$—	$27,912
Interest paid	$5,969	$—

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 and 2016 include Heritage Insurance Holdings, Inc. (“Parent Company”) and its wholly-owned subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential insurance; Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Zephyr Acquisition Company (“ZAC”) and its wholly-owned subsidiary, Zephyr Insurance Company, Inc. (“Zephyr”), our provider for writing insurance policies for residential wind insurance within the State of Hawaii; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development. The assets of BRC, a building restoration company, were acquired and merged into CAN in 2015. The assets of SVM Restoration Services Inc. (“SVM”), a water mitigation company, were acquired and merged into CAN in 2014. In September 2017, in connection with the pending acquisition of Narragansett Bay Insurance, Inc. (“NBIC”) a wholly-owned subsidiary of NBIC Holdings, Inc., the Company formed Gator Acquisition Merger Sub, Inc., a wholly-owned subsidiary of the Parent Company.

Through our insurance subsidiaries, Heritage P&C and Zephyr, we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Florida, Hawaii, North Carolina, South Carolina, Alabama and Georgia. We also provide commercial residential insurance for Florida properties and are also licensed in the state of Mississippi. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We conduct our operations under a single reporting segment.

The condensed consolidated financial information included herein as of and for the three and nine months ended September 30, 2017 and 2016 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and nine months ended September 30, 2017 and 2016 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2016 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016.

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

Changes to significant accounting policies

We have added one new policy to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Policy

Long-term debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

To determine the carrying values of the debt and derivative components at issuance, the Company measures the fair value of a similar liability, including any embedded features other than the conversion option, and assigns such value to the liability or equity component. The liability component’s fair value is then subtracted from the initial proceeds to determine the carrying value of the debt instrument’s derivative component. The conversion option liability is revalued each quarter. Any gain or loss is recorded as a non-operating expense on the Condensed Consolidated Statements of Income (Loss) and Other Comprehensive Income (Loss).

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company adopted the new guidance in ASU 2016-09 in the quarter ended June 30, 2017. At the time of adoption, the Company did not have any excess tax benefits recorded on the consolidated balance sheets, statement of operations or statement of cash flows for the periods ended September 30, 2017 or 2016. The adoption of ASU 2016-09 on our consolidated financial statements had no impact.

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

In March 2017, the FASB issued ASU No 2017-08, Receivables – Nonrefundable Fees and Other Costs (subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, this update shortens the amortization period of certain purchased callable debt securities to the earliest call date. The new guidance is effective for the Company beginning with the first quarter of 2019. Early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 intend to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for the Company in the first quarter of 2020 on a prospective basis with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments.  The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet. The guidance also amends the current accounting for other-than-temporary impairment model by requiring an estimate of the expected credit loss only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The available-for-sale debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset. The standard is effective for the Company in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. The Company is in the early stages of evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU 2016-01, which will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The standard is effective for the Company in the first quarter of 2018. The Company is in the early stages of evaluating the effect that the updated standard will have on the Company’s Consolidated Financial Statements and related disclosures. The effect of adopting this guidance will be principally affected by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of income and comprehensive income. Refer to Note 3 for the current status of such unrealized gains and losses levels that are currently recognized as other comprehensive income.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers. This guidance is not applicable to insurance contracts. The ASU 2014-09 creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for the Company in the first quarter of 2018 with early adoption permitted. The Company has determined that this pronouncement is not applicable to its insurance contracts and will not be material to the Company’s Consolidated Financial Statements.

There are no other recently issued accounting standards that apply to the Company or that are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

NOTE 2. ACQUISITION

Pending Acquisitions

On August 8, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Gator Acquisition Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), and NBIC Holdings, Inc. (“NBIC”) and PBRA, LLC, in its capacity as Stockholder Representative. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into NBIC, resulting in NBIC becoming a wholly-owned subsidiary of the

Company (the “Acquisition”). NBIC owns 100% of the stock of Narragansett Bay Insurance Company, a provider of homeowners’ insurance in the northeast, with a presence in New York, New Jersey, Connecticut, Rhode Island and Massachusetts.

The purchase price for the Acquisition will consist of $210 million in cash (the “Cash Consideration”), plus approximately $40 million of the Company’s common stock (the “Stock Consideration”), subject to a post-closing book value adjustment. The value of each share of the Company’s common stock will be based on the volume-weighted average price of the Company’s common stock during the five business-day period ending on the business day immediately preceding closing. The Stock Consideration will be issued at closing in an exempt private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Following the closing of the Acquisition, the Company intends to file a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration. In accordance with the Merger Agreement, a certain portion of the Stock Consideration will be placed in an escrow account at closing to secure any amounts payable pursuant to the post-closing book value adjustment provisions set forth in the Merger Agreement. The size of this escrow will be either $12.5 million or $25.0 million of the Stock Consideration (depending on the preliminary, pre-closing estimate of the closing book value of NBIC and its subsidiaries, and subject to further potential adjustment depending on whether there are any disputes between the Company and NBIC with respect to this pre-closing estimate that remain unresolved as of the closing). The Company estimates completion of the Acquisition to occur in the fourth quarter of 2017.

Completed Acquisitions

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

The following table sets forth the allocation of the purchase consideration for the acquisition of ZAC.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(In thousands, except per share)
Revenue	$109,306	$344,972
Net income	$10,930	$38,673
Basic, earnings per share	$0.37	$1.33
Diluted, earnings per share	$0.37	$1.33

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2017 and December 31, 2016:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
U.S. government and agency securities	$30,369	$15	$381	$30,003
States, municipalities and political subdivisions	274,468	2,276	1,077	275,667
Special revenue	55,103	53	416	54,740
Industrial and miscellaneous	128,182	1,451	227	129,406
Redeemable preferred stocks	4,672	21	25	4,668
Total fixed maturities	492,794	3,816	2,126	494,484
Nonredeemable preferred stocks	14,305	60	85	14,280
Equity securities	13,423	442	2,749	11,116
Total equity securities	27,728	502	2,834	25,396
Total Investments	$520,522	$4,318	$4,960	$519,880

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	$107,968	$29	$449	$107,548
States, municipalities and political subdivisions	281,935	298	4,872	277,361
Special revenue	53,726	29	759	52,996
Industrial and miscellaneous	129,687	535	577	129,645
Redeemable preferred stocks	3,595	15	149	3,461
Total fixed maturities	576,911	906	6,806	571,011
Nonredeemable preferred stocks	14,935	40	460	14,515
Equity securities	19,255	1,197	2,996	17,456
Total equity securities	34,190	1,237	3,456	31,971
Total Investments	$611,101	$2,143	$10,262	$602,982

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2017 and 2016.

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Three Months Ended September 30,
Fixed maturities	$413	$253,673	$1,091	$17,301
Equity securities	1,260	16,454	289	1,739
Total realized gains	1,673	270,127	1,380	19,040
Fixed maturities	(23)	26,602	(232)	575
Equity securities	(1,285)	6,781	(29)	445
Total realized losses	(1,308)	33,383	(261)	1,020
Net realized gain	$365	$303,510	$1,119	$20,060

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Nine Months Ended September 30,
Fixed maturities	$448	$463,538	$2,668	$166,350
Equity securities	2,231	22,848	46	7,855
Total realized gains	2,679	486,386	2,714	174,205
Fixed maturities	(197)	40,192	(66)	12,973
Equity securities	(1,471)	10,610	(886)	2,948
Total realized losses	(1,668)	50,802	(952)	15,921
Net realized gain	$1,011	$537,188	$1,762	$190,126

The table below summarizes the Company’s fixed maturities at September 30, 2017 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due one year or less	$65,863	13%	$65,879	13%
Due after one year through five years	142,019	29%	142,550	29%
Due after five years through ten years	160,873	33%	161,468	33%
Due after ten years	124,039	25%	124,587	25%
Total	$492,794	100%	$494,484	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Fixed maturities	$2,479	$2,338	$7,640	$6,368
Equity securities	479	495	1,458	1,465
Cash, cash equivalents and short-term Investments	441	79	544	215
Other investments	(24)	14	(24)	(96)
Net investment income	3,375	2,926	9,618	7,952
Investment expenses	640	600	1,408	1,366
Net investment income, less investment expenses	$2,735	$2,326	$8,210	$6,586

The following tables present an aging of our unrealized investment losses by investment class as of September 30, 2017 and December 31, 2016:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
U.S. government and agency securities	68	$353	$27,694	6	$28	$874
States, municipalities and political subdivisions	104	902	98,619	18	174	16,142
Special revenue	155	162	38,331	14	65	2,244
Industrial and miscellaneous	200	339	40,090	51	78	4,841
Redeemable preferred stocks	20	21	2,416	5	4	61
Total fixed maturities	547	1,777	207,150	94	349	24,162
Nonredeemable preferred stocks	123	78	7,847	17	8	208
Equity securities	32	296	1,913	74	2,452	5,564
Total equity securities	155	374	9,760	91	2,460	5,772
Total Investments	702	$2,151	$216,910	185	$2,809	$29,934

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	35	$448	$24,649	2	$1	$200
States, municipalities and political subdivisions	265	4,869	220,034	2	3	1,497
Special revenue	161	571	56,996	2	6	974
Industrial and miscellaneous	189	631	44,712	11	129	1,828
Redeemable preferred stocks	19	143	2,425	1	6	212
Total fixed maturities	669	6,662	348,816	18	145	4,711
Nonredeemable preferred stocks	77	439	11,298	5	20	234
Equity securities	26	191	2,542	29	2,805	7,317
Total equity securities	103	630	13,840	34	2,825	7,551
Total Investments	772	$7,292	$362,656	52	$2,970	$12,262

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

The following tables present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the nine months ended September 30, 2017 and the year ended December 31, 2016, there were no transfers in or out of Level 1, 2, and 3.

September 30, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities Investments:
U.S. government and agency securities	$30,003	$2,844	$27,159	$—
States, municipalities and political subdivisions	275,667	—	275,667	—
Special revenue	54,740	27,427	27,313	—
Industrial and miscellaneous	129,406	—	129,406	—
Redeemable preferred stocks	4,668	4,668	—	—
Total fixed maturities Investments	$494,484	$34,939	$459,545	$—
Nonredeemable preferred stocks	14,280	14,280	—	—
Equity securities	11,116	11,116	—	—
Total equity securities	$25,396	$25,396	$—	$—
Total Investments	$519,880	$60,335	$459,545	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities Investments:
U.S. government and agency securities	$107,548	$103,997	$3,551	$—
States, municipalities and political subdivisions	277,361	—	277,361	—
Special revenue	52,996	—	52,996	—
Industrial and miscellaneous	129,645	—	129,645	—
Redeemable preferred stocks	3,461	3,461	—	—
Total fixed maturities Investments	$571,011	$107,458	$463,553	$—
Nonredeemable preferred stocks	14,515	14,515	—	—
Equity securities	17,456	17,456	—	—
Total equity securities	$31,971	$31,971	$—	$—
Total Investments	$602,982	$139,429	$463,553	$—

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Land	$2,582	$2,582
Building	10,301	10,301
Computer hardware and software	3,122	3,113
Office furniture and equipment	759	759
Tenant and leasehold improvements	3,547	3,334
Vehicle fleet	815	842
Total, at cost	21,126	20,931
Less: accumulated depreciation and amortization	4,928	3,752
Property and equipment, net	$16,198	$17,179

Depreciation expense for property and equipment was $394 thousand and $797 thousand for the three months ended September 30, 2017 and 2016, and for the nine months ended $ 1.2 million and $1.2 million, respectively. The Company’s real estate consists of 14 acres of land and four buildings with a gross area of 191 thousand square feet.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

As of September 30, 2017, and December 31, 2016 goodwill was $46.5 million and intangible assets were $23.0 million and $26.5 million, respectively. The Company has determined the useful life of the value of the business acquired (see Note 2) to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $175 thousand relating to an insurance license and classified as an indefinite lived intangible which is subject to annual impairment testing.

Other Intangible Assets

Our intangible assets resulted primarily from the acquisition of Zephyr and consists of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and insurance licenses. Finite-lived intangible assets are amortized over their useful lives from one to fifteen years.

Amortization expense of our intangible assets was $55 thousand and $3.6 million for the three and nine months ended September 30, 2017, respectively. Amortization expense of our intangible assets was $2.1 million and $4.9 million for the three and nine months ended September 30, 2016, respectively.  No impairment in the value of amortizing or non-amortizing intangibles assets was recognized during the three and nine months ended September 30, 2017.

The tables below detail the finite-lived intangibles assets, net as of September 30, 2017 and December 31, 2016, respectively (in thousands).

September 30, 2017	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets
Brand	15	$1,210	$(174)	$1,036
Agent relationships	12	4,800	(600)	4,200
Renewal rights	15	16,600	(1,660)	14,940
Customer relations	10	870	(188)	682
Trade names	10	2,000	(300)	1,700
Value of business acquired	1	7,600	(7,600)	—
Non-compete	2.5	790	(556)	234
Non-amortizing intangible assets
License acquired		175	—	175
Total intangible assets		$34,045	$(11,078)	$22,967

December 31, 2016	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net
Amortizing intangible assets
Brand	15	$1,210	$(114)	$1,096
Agent relationships	12	4,800	(300)	4,500
Renewal rights	15	16,600	(830)	15,770
Customer relations	10	870	(123)	747
Trade names	10	2,000	(150)	1,850
Value of business acquired	1	7,600	(5,700)	1,900
Non-compete	2.5	790	(286)	504
Non-amortizing intangible assets (1)
License acquired		175	—	175
Total intangible assets		$34,045	$(7,503)	$26,542

Estimated annual pretax amortization of intangible assets for remainder of 2017 and each of the next five years and thereafter (in thousands):

Year	Amount
2017	$558
2018	$1,982
2019	$1,898
2020	$1,888
2021	$1,875
2022	$1,875
Thereafter	$12,716
$22,792

NOTE 7. (LOSS) EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(8,696)	$10,930	$3,929	$36,720
Weighted average shares outstanding	25,883,267	29,213,222	27,647,146	29,742,984
Basic (loss) earnings per share:	$(0.34)	$0.37	$0.14	$1.23

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(8,696)	$10,930	$3,929	$36,720
Weighted average shares outstanding	25,883,267	29,213,222	27,647,146	29,742,984
Weighted average dilutive shares	—	—	—	43,172
Total weighted average dilutive shares	25,883,267	29,213,222	27,647,146	29,786,156
Diluted (loss) earnings per share:	$(0.34)	$0.37	$0.14	$1.23

NOTE 8. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called deferred reinsurance ceding commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Beginning Balance	$41,792	$42,568	$42,779	$34,800
Policy acquisition costs deferred	21,002	22,158	65,195	68,807
Amortization	(20,906)	(22,597)	(66,086)	(61,478)
Ending Balance	$41,888	$42,129	$41,888	$42,129

NOTE 9. INCOME TAXES

During the nine months ended September 30, 2017 and 2016, the Company recorded $7.4 million and $23.7 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 65.2% and 39.2%, respectively. The increase in the effective tax rate in 2017 primarily relates to certain non-deductible financial charges related to the issuance of convertible notes during the current quarter coupled with the write off of the deferred tax asset related to non-qualified stock options upon the expiration of the Company’s stock options occurring in the current quarter.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	September 30, 2017	December 31, 2016
Deferred tax assets:	(In thousands)
Unearned premiums	$16,730	$17,209
Tax-related discount on loss reserve	1,677	1,829
Unrealized loss	246	3,113
Stock-based compensation	2,363	1,604
Prepaid expenses	1,438	1,482
Convertible notes option liability	6,446	—
Other	304	312
Total deferred tax asset	29,204	25,549
Deferred tax liabilities:
Deferred acquisition costs	15,898	16,377
Convertible notes option discount	6,446	—
Property and equipment	355	355
Basis in purchased investments	1,600	1,697
Basis in purchased intangibles	9,066	9,791
Other	332	332
Total deferred tax liabilities	33,697	28,552
Less: valuation allowance	—	—
Net deferred tax liability	$(4,493)	$(3,003)

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

As of September 30, 2017, and December 31, 2016, we had no significant uncertain tax positions.

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

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below and alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company is not utilizing its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company has a primary retention of the first $20 million of losses and loss adjustment expenses. Additionally, the December 1, 2016 treaty between Heritage P&C and Osprey was commuted effective June 1, 2017.

Heritage P&C provides property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program:

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

•

Layers alongside the FHCF. The Heritage P&C reinsurance program includes third party layers alongside the FHCF. These include 2015 B and 2015 C series catastrophe bonds, 2016 D and 2016 E catastrophe bonds and 2017-2 catastrophe bonds issued by Citrus Re, which total $412.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $5 million of coverage.

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

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. For the 2017 hurricane seasons these notes provide coverage only to Heritage P&C who pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class D notes provide $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $254 million of reinsurance coverage purchased on this basis, for which the Company has a prepaid reinstatement.

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

Zephyr provides property insurance coverage for Hawaii. The various layers of its 2017-2018 reinsurance program area as follows:

•

Zephyr’s Retention. If a first catastrophic event strikes Hawaii, Zephyr has a primary retention of the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer) of losses and loss adjustment expenses. If a second event strikes Hawaii, Zephyr’s primary retention decreases to $16 million and the remainder of losses are ceded to third parties. In a first event exceeding approximately $386 million, there is an additional co-participation of 3.8% subject to a maximum co-participation of $12 million. Assuming a 1-100-year event, a second event exceeding approximately $386 million results in an additional co-participation of 117.7%, subject to a maximum co-participation of $56 million.  Zephyr has a $16 million primary retention for events beyond the second catastrophic event.

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

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $302 million of reinsurance coverage purchased on this basis, with $254 million having a prepaid reinstatement. The multi-zonal occurrence layer provides first and second event coverage of $254 million for Hawaii and second event coverage of $254 million for Florida. A Top and Aggregate multi-

zonal layer provides first event coverage of $48 million for Hawaii and second or subsequent event coverage of $48 million for Florida.
•	Top Hawaii only layer. Zephyr has an additional layer purchased from third party reinsurers which provides $26 million of coverage for Hawaii only losses. This layer has one free reinstatement.
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

For a first catastrophic event striking Florida, our reinsurance program provides coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage up to $731 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632 million of limit purchased in 2017 includes a reinstatement, all of which is prepaid or free. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for North Carolina, South Carolina, Georgia and Alabama.

In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250 million of coverage for another two-year period and $160 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporated the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs were incorporated into one reinsurance structure and are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re and the FHCF. Coverage was shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provided, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3 billion.

The reinsurance program, which was segmented into layers of coverage, protected the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2016-2017 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which was available only for Florida catastrophe risk. For the 2016 hurricane season, the Company reduced its selected participation percentage in the FHCF from 75% to 45%. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2016 to May 31, 2017 reinsurance program.

•

The Company’s Retention. If a first catastrophic event struck Florida, the Company had a primary retention of the first $40 million of losses and loss adjustment expenses, of which Osprey was responsible for $20 million. If a first catastrophic event struck Hawaii, the Company had a primary retention of the first $30 million of losses and loss adjustment expenses, of which Osprey was responsible for $15 million. If a second catastrophic event struck Florida, Heritage P&C’s primary retention decreased to $15 million and the remainder of the losses were ceded to third parties. If a second event struck Hawaii, Zephyr’s primary retention decreased to $5 million. In the second event only for a loss exceeding $190 million, there was an additional Company co-participation of 5.4% subject to a maximum co-participation of $11.6 million. Heritage P&C and Zephyr each had a $5 million primary retention for events beyond the second catastrophic event. Osprey had no primary retention beyond the first catastrophic event in Florida or Hawaii. Additionally, Osprey was responsible for payment of up to $5.3 million of reinstatement premium, depending on the amount of losses incurred.

•

Shared Layers above retention and below FHCF. Immediately above the retention, the Company purchased $374 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company was able to reinstate the full amount of this reinsurance one time. To the extent that $374 million or a portion thereof was exhausted in a first catastrophic event, the Company purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•

FHCF Layer. The Company’s FHCF program provided coverage for Florida events only and included an estimated maximum provisional limit of 45% of $1.5 billion, in excess of its retention of $460 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage could be reinstated once exhausted, but it did provide coverage for multiple events.

•

Layers alongside the FHCF. The Florida reinsurance program included third party layers alongside the FHCF. These included 2015 C and 2015 B series catastrophe bonds, which covered Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company was able to reinstate the full amount of the $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provided coverage for both Florida and Hawaii catastrophe losses.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. Heritage P&C and Zephyr pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C and Zephyr under the reinsurance agreements. The Class D notes provided $150 million of coverage and the Class E notes provided $100 million of coverage. The Class D and Class E notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C and Zephyr. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes was provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage immediately below 2015 Class A, and the second contract provided an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provide for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers. The Company purchased additional layers which provided coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii was a counterpart to the Florida-only catastrophe bond layers and FHCF layer. There was a total of $282 million of reinsurance coverage purchased on this basis, with $260 million having a prepaid reinstatement. The multi-zonal occurrence layer provides first and second event coverage of $260 million for Hawaii and second event coverage of $260 million for Florida. A top and drop multi-zonal layer provides first and subsequent event coverage of $22 million for Hawaii and second or subsequent event coverage of $22 million for Florida.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $682 million of limit is structured on this basis. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage had been previously exhausted. An aggregate of $460 million had a reinstatement, which was prepaid.

For a first catastrophic event striking Florida, our reinsurance program provided coverage for $2 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we were responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $860 million of limit purchased in 2016 included a reinstatement, with $825 million being prepaid. In total, we purchased $3.1 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, was subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would have been covered under the Heritage P&C program with the exception of the FHCF and the series 2015 and 2016 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for North Carolina and South Carolina.

In placing our 2016-2017 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $727.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which included the 2014 Class A & B notes, the 2015 Class A, B, and C notes, and the 2016 Class D & E notes extends $200 million until May of 2017, $277.5 million for another two-year period and $250 million for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 42% of our purchases of private reinsurance for the 2016 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

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

•

The Company’s Retention. For the first catastrophic event, the Company had a primary retention of the first $35 million of losses and loss adjustment expenses, of which Osprey was responsible for $20 million. For a second event, Heritage P&C’s primary retention decreases to $5 million and Osprey was responsible for $10 million. To the extent that there was reinsurance coverage remaining, Heritage P&C has a $5 million primary retention for events beyond the second catastrophic event. Osprey has no primary retention beyond the second catastrophic event.

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

•

FHCF Layer. The Company’s FHCF coverage includes an estimated maximum provisional limit of 75% of $920 million, or $690 million, in excess of its retention and private reinsurance of $336 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re Ltd To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re Ltd would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it does provide coverage for multiple events.

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

For a first catastrophic event, our reinsurance program provided coverage for $1.8 billion of losses and loss adjustment expenses, including our retention, and we were responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have had coverage remaining from layers that were not previously fully exhausted. We also have purchased reinstatement premium protection insurance to provide an additional $440.0 million of coverage. Our aggregate reinsurance layer also provided coverage for second and subsequent events to the extent not exhausted in prior events. In total, we purchased $2.3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, was subject to the severity and frequency of such events.

Property Per Risk Coverage

For the 2017 hurricane season, the Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and the total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any commercial properties it insured for which the total insured value exceeded $10.0 million.

Assumption Transactions and Assumed Premiums Written

The following table depicts written premiums, earned premiums and losses, showing the effects that the Company’s assumption transactions have on these components of the Company’s consolidated statements of income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Premium written:
Direct	$154,355	$147,691	$455,900	$463,778
Assumed	—	(459)	(55)	8,015
Ceded	1,199	(5,164)	(229,535)	(248,823)
Net premium written	$155,554	$142,068	$226,310	$222,970
Change in unearned premiums:
Direct	$(1,292)	$8,538	$3,735	$(32,143)
Assumed	—	8,926	445	40,626
Ceded	(59,054)	(57,977)	47,346	85,362
Net increase	$(60,346)	$(40,513)	$51,526	$93,845
Premiums earned:
Direct	$153,063	$156,229	$459,635	$431,635
Assumed	—	8,467	390	48,641
Ceded	(57,855)	(63,141)	(182,189)	(163,461)
Net premiums earned	$95,208	$101,555	$277,836	$316,815
Losses and LAE incurred:
Direct	$416,842	$59,381	$513,233	$141,181
Assumed	15,501	(3,753)	18,508	30,208
Ceded	(368,308)	(1,722)	(375,013)	(1,726)
Net losses and LAE incurred	$64,035	$53,906	$156,728	$169,663

The following table highlights the effects that the Company’s assumption transactions have on unpaid losses and loss adjustment expenses and unearned premiums:

	September 30, 2017	December 31, 2016
	(In thousands)
Unpaid losses and loss adjustment expenses:
Direct	$460,616	$119,339
Assumed	28,964	20,798
Gross unpaid losses and LAE	489,580	140,137
Ceded	(368,310)	—
Net unpaid losses and LAE	$121,270	$140,137
Unearned premiums:
Direct	$313,843	$317,579
Assumed	—	445
Gross unearned premiums	313,843	318,024
Ceded	(153,955)	(106,609)
Net unearned premiums	$159,888	$211,415

NOTE 11. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Balance, beginning of period	$122,785	$117,485	$140,137	$83,722
Less: reinsurance recoverable on paid losses	2,499	—	589	—
Net balance, beginning of period	120,286	117,485	139,548	83,722
Incurred related to:
Current year	60,436	50,746	155,255	152,372
Prior years	3,599	3,160	1,473	17,291
Total incurred	64,035	53,906	156,728	169,663
Paid related to:
Current year	62,842	33,330	102,079	71,383
Prior years	16,198	12,366	88,917	56,307
Total paid	79,040	45,696	190,996	127,690
Unpaid claim liabilities from Sawgrass	15,991		15,991
Net balance, end of period	121,270	125,695	121,270	125,695
Plus: reinsurance recoverable on unpaid losses	368,310	—	368,310	—
Balance, end of period	$489,580	$125,695	$489,580	$125,695

As of September 30, 2017, we reported $121.3 million in unpaid losses and loss adjustment expenses, net of reinsurance. We reported IBNR of $173.4 million of which $75.6 million relates to non-Irma claims.

The Company’s losses incurred for the nine months ended September 30, 2017 and 2016 reflect a prior year deficiency of $1.5 million and a deficiency of $17.3 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The $1.5 million of unfavorable development for the nine months ended September 30, 2017 resulted from $6.1 million of unfavorable development from catastrophe losses related to Hurricane Matthew, offset by $4.6 million favorable development non-catastrophe losses. Most of the unfavorable development during the nine months ended September 30, 2016 was from personal lines. Additionally, most of the unfavorable emergence came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). Also, a majority of the unfavorable development in the nine months ended September 30, 2016 was isolated to the tri-county region of Florida (the counties of Miami-

Dade, Broward and Palm Beach). The favorable development recorded in the first nine months ended September 30, 2017 is generally related to lower expected loss adjustment expenses.

Catastrophe Management

The Company writes insurance in the states of Florida, North Carolina, South Carolina, Hawaii, Alabama and Georgia, any of which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the September 30, 2017.

The Company actively monitors its catastrophe risk within the United States. Current year catastrophe losses by the event and magnitude are shown in the following table for the nine months ended September 30, 2017 and 2016, respectively.

	2017			2016
	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact	Number of Events	Incurred Loss and LAE (1)	Combined Ratio Impact
		(In thousands)			(In thousands)
Nine Months Ended September 30,
Current period catastrophe losses incurred
$10 million to $50 million (2)	1	$20,000	—	—	$—	—
$1 million to $10 million (3)	—	—	—	1	4,094	—
Total	1	$20,000	—	1	$4,094	—

(1)

Incurred loss and LAE is equal to losses and LAE paid plus the change in case and incurred but not reported reserve, net of losses ceded to reinsurers. During the third quarter of 2017, we incurred losses and LAE from one named storm, Hurricane Irma.

(2)	Reflects 2017 losses from hurricane Irma in September 2017, net of reinsurance recoverables.
(3)	Reflects 2016 losses from Hurricane Hermine.

NOTE 12. LONG-TERM DEBT

Long-term debt as September 30, 2017, consisted of the following:

	Principal	Unamortized Debt Issuance Costs
	(In thousands)
Senior Secured Notes, due December 15, 2023 (interest computed at 8.75% plus 3 month Libor average, at September 30, 2017)	$79,500	$5,985
Convertible Senior Notes, due August 1, 2037 (interest computed at 5.875% per annum, at September 30, 2017)	$136,750	$5,105

Senior Secured Notes

On December 15, 2016, we issued $79.5 million aggregate amounts of Senior Secured Notes (“Secured Notes”) to six accredited investors. The Secured Notes bear interest of 8.75% per annum plus the three month average of LIBOR. Principal and interest is paid quarterly. Interest payments commenced on March 15, 2017 and the quarterly principal payments commence on December 31, 2018. At September 30, 2017, we owed $73.3 million on the Secured Notes, net of issuance costs which totaled approximately $6.2 million. For the nine-month period ended September 30, 2017, the Company made interest payments of approximately $3.9 million.

The Secured Notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The Secured Notes covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The Secured Notes do not have the benefit of any sinking funds. They also contain customary limitations and lien provisions as well as customary events of default provisions, which if breached, could result in the accelerated maturity of the

Secured Notes. The Company was in compliance with the Senior Notes covenants for the three and nine months ended September 30, 2017.

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

At September 30, 2017, the effective interest rate, taking into account the stated interest expense and amortization of debt issuance costs, approximates 10%.

Convertible Senior Notes

On August 16, 2017, the Company issued $125.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) under an Indenture (the “Indenture”) by and among the Company, as issuer, Heritage MGA, LLC, as guarantor, and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes were issued in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended. On September 7, 2017, the Company issued an additional $11.75 million aggregate principal amount of Convertible Notes pursuant to the initial purchaser’s option.

The Convertible Notes bear interest at a rate of 5.875% per year. Interest accrues from August 16, 2017 and will be payable semi-annually in arrears, on February 1 and August 1 of each year, beginning on February 1, 2018. The Convertible Notes are senior unsecured obligations of the Company that will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness or other liabilities incurred by the Company’s subsidiaries other than the Guarantor, which will fully and unconditionally guarantee the Convertible Notes on a senior unsecured basis.

The Convertible Notes will mature on August 1, 2037 (the “Maturity Date”), unless earlier repurchased, redeemed or converted.

Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037, other than during the period from, and including, February 1, 2022 to the close of business on the second business day immediately preceding August 5, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the ten consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the second business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

During the period from, and including, February 1, 2022 to the close of business on the second business day immediately preceding August 5, 2022, and on or after February 1, 2037 until the close of business on the second business day immediately preceding the Maturity Date, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances.

Unless and until the Company obtains shareholder approval under Rule 312.03 of The New York Stock Exchange Listed Company Manual for the issuance of the Company’s common stock in excess of the limitations set forth therein, the Company will pay to any converting holder in respect of each $1,000 principal amount of Convertible Notes being converted solely cash in an amount equal to the sum of the daily conversion values (as defined in the Indenture) for each of the 40 consecutive trading days during the related conversion period (as defined in the Indenture). Following the Company’s receipt of shareholder approval, the Company will settle conversions of Convertible Notes through payment or delivery, as the case may be, of cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, based on such daily conversion values (other than for settlement only in shares). The conversion rate for the Convertible Notes is initially 67.0264 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $14.92 per share of common stock). The conversion rate is subject to adjustment in certain circumstances, and is subject to increase for holders that elect to convert their Convertible Notes in connection with certain corporate transactions (but not, at the Company’s election, a public acquirer change of control (as defined in the Indenture)) that occur prior to August 5, 2022.

Upon the occurrence of a fundamental change (as defined in the Indenture) (but not, at the Company’s election, a public acquirer change of control (as defined in the Indenture)), holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Except as described below, the Company may not redeem the Convertible Notes prior to August 5, 2022. If the NBIC Acquisition is not consummated for any reason by June 8, 2018, or if the acquisition agreement relating to the NBIC Acquisition is terminated for any reason (other than by consummation of the NBIC Acquisition), the Company may redeem all, but not less than all, of the outstanding Convertible Notes for cash on a redemption date to occur on or prior to August 31, 2018 for a redemption price for each $1,000 principal amount of Convertible Notes equal to the sum of (i) $1,010, (ii) accrued and unpaid interest on such Convertible Notes to, but excluding, the redemption date and (iii) 75% of the excess, if any, of the redemption conversion value (as defined in the Indenture) over the initial conversion value (as defined in the Indenture). On or after August 5, 2022 but prior to February 1, 2037, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically. Holders of the Convertible Notes will be able to cause the Company to repurchase their Convertible Notes for cash on any of August 1, 2022, August 1, 2027 and August 1, 2032, in each case at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the relevant repurchase date.

The Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization (as set forth in the Indenture) with respect to the Company, 100% of the principal of, and accrued and unpaid interest, if any, on, the Convertible Notes will automatically become immediately due and payable.

The following table summarizes the Company’s long-term debt.

	September 30, 2017	December 31, 2016
	(In thousands)
5.85% Convertible Senior Notes, due August 2037	$136,750	$—
Senior Secured Note, due December 15, 2023	79,500	79,500
Total principal amount	216,250	79,500
Less: unamortized discount and issuance costs	27,616	6,595
Total long-term debt	$188,634	$72,905

The trading price of the underlying Secured Note as of September 30, 2017 was approximately 1.07 of par value. Debt issuance costs are capitalized and presented as a deduction from the carrying value of the debt. The debt discount and issuance costs are amortized to interest expense over the expected life of the underlying debt of 5 years. As there are offsetting puts and calls on the debt security in August 2022 at par, it will be economically beneficial for one party, either the company or the noteholders to exercise their option.

The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. The embedded derivatives are valued using the Convertible Lattice model at issuance and at the end of each quarter and marked to fair value with corresponding adjustment as “gain or loss” on change in fair values included in Other Non-Operating expense in the condensed consolidated statements of operations. For the three and nine month periods ended September 30, 2017, the Company recognized a loss on change in the fair value totaling $6.9 million.

The valuation of the embedded derivatives within the convertible note was completed with the following assumptions.

Assumptions	August 10, 2017	September 30, 2017
Dividend yield	2.13%	1.82%
Yield	10.2%	8.5%
Risk-free rate	2.55%	2.63%
Volatility	25.8%	20.5%
Remaining Term (years)	4.98	4.84
Stock price	$11.26	$13.21

The following table summarizes the derivative liability activity for the period ending September 30, 2017. See Note 13 Derivative liability, accounts payable and other liabilities.

Description	Derivative Liabilities
(In thousands)
Fair value at issuance	$16,838
Change due to issuances	—
Change in fair value	6,883
Fair value at September 30, 2017	$23,721

The following table summarizes the Company’s interest expense in relation to the long-term debt for the periods stated:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Interest Expense:	(In thousands)
Contractual interest	$3,076	$—	$7,010	$—
Non-cash expense (1)	675	—	1,153	—
Total interest expense	$3,751	$—	$8,163	$—

(1)	Represents amortization of debt issuance costs and debt discount.

NOTE 13. DERIVATIVE LIABILTY, ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other liabilities consist of the following as of September 30, 2017 and December 31, 2016:

Description	September 30, 2017	December 31, 2016
	(In thousands)
Accounts payable and other payables	$20,982	$6,804
Accrued interest and issuance costs	1,363	5,704
Accrued dividends	1,784	1,784
Escrow	1,210	1,210
Conversion option liability	23,721	—
Commission payables	4,487	6,179
Total other liabilities	$53,547	$21,681

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholders’ equity under GAAP. On a combined basis, the Company’s insurance subsidiaries reported statutory net loss of $12.1 million and a net income of $24 thousand for the nine months ended September 30, 2017 and 2016, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. The insurance subsidiaries combined statutory surplus was $257.6 million and $276.1 million at September 30, 2017 and December 31, 2016, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At September 30, 2017, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

At September 30, 2017, the Company was not involved in any material non-claims-related legal actions. See Note 12 for information regarding commitments related to the Senior Secured Notes and Convertible Notes.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2017 and 2016.

•

The Company has entered into an agreement with a real estate management company controlled by one of its directors to manage its Clearwater office space. Management services are provided at a fixed fee, plus ordinary and necessary out of pocket expenses. Fees for additional services, such as the oversight of construction activity, are provided for on an as-needed basis. For the nine month periods ended September 30, 2017 and 2016, the Company paid the management service company approximately $75 thousand and $86 thousand, respectively.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150 thousand. For the nine-month period ended September 30, 2017, the Company paid consulting fees to Ms. Lucas of approximately $371 thousand.

NOTE 17. EMPLOYEE BENEFIT PLAN

The Company provides a 401(k) plan for substantially all of its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the nine-month periods ended September 30, 2017 and 2016, the Company’s contributions to the plan on behalf of the participating employees were $478 thousand and $408 thousand, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the nine months ended September 30, 2017 and 2016, the Company incurred medical premium costs in the aggregate of $2.2 million and $1.4 million, respectively. The Company also recorded approximately $298 thousand as unpaid claims as of September 30, 2017. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60 thousand, for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 18. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2017, the Company had 23,500,174 shares of common stock outstanding, 7,099,597 treasury shares of common stock and 900,000 unvested shares of restricted common stock issued, reflecting total paid-in capital of $209.3 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2016, there were 28,840,443 shares of common stock outstanding, 1,149,923 stock options outstanding, and 900,000 unvested restricted stock grants, representing $205.7 million of additional paid-in capital at December 31, 2016.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably its net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There is no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock are fully paid and nonassessable.

Stock Repurchase Program

On May 4, 2016, the Company announced that the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $70 million of the Company’s common stock. The stock repurchase program expires on December 31, 2017.

During the quarter ended March 31, 2017, the Company repurchased an aggregate of 361,211 shares at a cost of $4.5 million through open market or private transactions. During the quarter ended June 30, 2017, the Company repurchased an aggregate of 322,811 shares of the Company’s stock in open market transactions for $4.1 million. During the quarter ended September 30, 2017, the Company repurchased an aggregate of 1,103,848 shares of the Company’s common stock in open market transactions for $13.0 million. As of September 30, 2017, the Company had $22.8 million remaining to purchase shares under its authorized $70 million shares repurchase plan. See Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information.

In connection with the issuance of the Convertible Notes as described in Note 12 — Long-Term Debt, the Board authorized the repurchase of up to $40.0 million of the Company’s common stock with the net proceeds of the Convertible Notes. During the quarter ended September 30, 2017, the Company repurchased 3,552,397 shares of its common stock at a price of $11.26 per share from institutional investors. This $40 million repurchase of the Company’s common stock was approved by the Board of Directors and is in addition to the Company’s existing $70 million repurchase program, which expires in December 2017.

Dividends

On November 8, 2016, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 4, 2017 to stockholders of record as of December 15, 2016. On March 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 4, 2017, to stockholders of record March 15, 2017. On May 2, 2017, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2017, to stockholders of record June 15, 2017. On August 3, 2017, the Company announced that its Board of Directors declared a third quarter dividend of $0.06 per common share. The dividend is payable on October 2, 2017 to stockholders of record on September 15, 2017. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 19. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At September 30, 2017 and December 31, 2016, there were 413,814 and 170,814 shares available for grant under the Plan, respectively.

The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five years periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model (“Black-Scholes model”). The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

Stock Options and Restricted Stock

Stock Options

A summary of information related to stock options and restricted stock outstanding at September 30, 2017 is as follows:

	Stock Options	Weighted-Average Grant Date Fair Value
Balance at December 31, 2016	1,149,923	$2.99
Granted	—
Expired	(243,000)	$2.70
Exercised	—
Balance at September 30, 2017	906,923	$3.07
Vested and exercisable as of September 30, 2017	906,923	$3.07

No compensation expense was recognized for stock options granted above for the three and nine months ended September 30, 2017 and 2016.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments, generally over a five-year period from the grant date, subject to the recipient’s continued employment. The fair values of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted as of September 30, 2017. Restricted stock activity during the nine months ended September 30, 2017 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2016	900,000	$18.82
Granted	—
Vested	—
Canceled and forfeited	—
Non-vested, at September 30, 2017	900,000	$18.82

Awards are being amortized to expense over the five year vesting period. The Company recognized $3.6 million and $3.6 million of compensation expense for the nine months ended September 30, 2017 and 2016, respectively. There was approximately $14.9 million of unrecognized compensation expense related to the non-vested restricted stock at September 30, 2017. The Company expects to recognize the remaining compensation expense over a weighted average period of 3.2 years.

NOTE 20. SUBSEQUENT EVENTS

On October 31, 2017, the Company announced that its Board of Directors declared a fourth quarter dividend of $0.06 per common share. The dividend is payable on December 15, 2017 to stockholders of record on November 17, 2017.

On October 30, 2017, the Company entered into a ten-year term, 25-year amortization Term-Loan for $12.7 million. The interest rate is fixed at 4.95% for the first five years with the remaining years repriced at the 5-year Treasury Security plus 3.10%. The loan is collateralized by our real estate located at 2600 and 2650 McCormick Drive, Clearwater, FL. 33759, including assignment of leases, rents and profits.

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

Financial Results Highlights for the Three and Nine Months Ended September 30, 2017

•

Approximately 331,330 policies in-force at September 30, 2017, of which approximately 43.8% were assumed from Citizens, 50.9% were from voluntary sales and 5.3% were acquired in connection with the Zephyr acquisition

•	Gross premiums written of $455.8 million and total revenue of $298.0 million
•	Net premiums earned of $277.8 million
•	Net income of $3.9 million
•	Combined ratio of 103.4% on a gross basis and 105.5% on a net basis, inclusive of the effects of Hurricane Irma
•	Cash, cash equivalents and investments of $872.2 million with total assets of $1.6 billion

Recent Developments

NBIC Acquisition Agreement

On September 1, 2017, Heritage Property & Casualty Insurance Company (“HPCI”) entered into an Administrative Supervision Plan Agreement (“the Agreement”) with Sawgrass Mutual Insurance Company (“Sawgrass”) which was approved by the Florida Office of Insurance Regulation. Pursuant to the agreement, HPCI has the right to offer a new policy of insurance, effective September 1, 2017 to all Sawgrass policyholders having in force policies without the need for Sawgrass policyholders to file a new application with HPCI or pay premium that had already been paid to Sawgrass. As of September 1, 2017, Sawgrass had 17,778 policies in force, representing approximately $31.2 million of in force premium and unearned premium of $16.5 million. The coverage on those policies will terminate at the end of the original Sawgrass policy period. Upon termination of each of these policies, HPCI will offer to renew such policies using HPCI forms and rates. HPCI was assigned the unearned premium, premium receivable, loss reserves and reinsurance recoverable on paid and unpaid claims and received a partial payment of these amounts on September 1, 2017. At September 30, 2017, 17,455 policies were in force representing approximately $30.8 million of annualized premium. HPCI assumed no other liability or obligation, direct or indirect, absolute or contingent, other than the liability and any reinsurance recoveries for Sawgrass policy claims incurred prior to the Agreement date.

Results of Operations

The following table reports our unaudited results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUE:
Gross premiums written	$154,355	$147,232	$455,845	$471,793
Change in gross unearned premiums	(1,292)	17,464	4,180	8,483
Gross premiums earned	153,063	164,696	460,025	480,276
Ceded premiums	(57,855)	(63,141)	(182,189)	(163,461)
Net premiums earned	95,208	101,555	277,836	316,815
Net investment income	2,735	2,326	8,210	6,586
Net realized gains	365	1,119	1,011	1,762
Other revenue	3,466	4,306	10,948	10,988
Total revenue	101,774	109,306	298,005	336,151

OPERATING EXPENSES:
Losses and loss adjustment expenses	64,035	53,906	156,728	169,663
Policy acquisition costs	20,906	22,597	66,086	61,478
General and administrative expenses	15,420	14,191	48,826	44,602
Total operating expenses	100,361	90,694	271,640	275,743
Operating income	1,413	18,612	26,365	60,408
Interest expense, net	3,076	—	7,010	—
Amortization of debt issuance costs	675	—	1,153	—
Other non-operating expense, net	6,883	—	6,883	—
(Loss) income before income taxes	(9,221)	18,612	11,319	60,408
Provision for income taxes	(525)	7,682	7,390	23,688
Net (loss) income	$(8,696)	$10,930	$3,929	$36,720
Diluted (loss) earnings per share	$(0.34)	$0.37	$0.14	$1.23
Selected Other Data
Book value per share (1)	$12.84	$13.00	$12.84	$13.00
Growth in book value per share	(1.2)%	18.4%	(1.2)%	18.4%
Return on average equity (2)	(10.4)%	11.7%	1.6%	13.3%

(1)	Book value per share is calculated by dividing shareholders’ equity by total outstanding shares, as of the end of the period.
(2)	Return on average equity is calculated by dividing the annualized net income by the average shareholders’ equity for the end of the period.

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

Gross premiums written

Gross premiums written increased to $154.4 million for the three months ended September 30, 2017 as compared to $147.2 million for the three months ended September 30, 2016. The increase in gross premiums written relates to $18.7 million of additional premium associated with the Sawgrass transaction, which was partially offset by a reduction in gross premiums written by Heritage P&C of approximately $10 million and a reduction of Zephyr premium of approximately $1.2 million. Additionally, new business production in the month of September was adversely impacted by Hurricane Irma. Heritage P&C’s premium in force decreased $9.3 million during the third quarter of 2017 as we continued to manage exposure in geographic locations which have produced a disproportionate share of attritional losses and geographic risks for which the price to manage catastrophe risk is not cost efficient. Personal residential business accounted for $139.9 million and commercial residential accounted for $14.5 million of the total gross premiums written for the three months ended September 30, 2017. There was no business assumed from Citizens for either period.

Gross premiums earned

Gross premiums earned decreased to $153.1 million for the three months ended September 30, 2017 as compared to $164.7 million for the three months ended September 30, 2016. This decrease is consistent with the quarter-over-quarter change in gross premiums written before the addition of the Sawgrass business, for which only one month of premium was earned this quarter.

Ceded premiums

Ceded premiums decreased to $57.9 million for the three months ended September 30, 2017 as compared to $63.1 million for the three months ended September 30, 2016. Our catastrophe reinsurance programs renew each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season is approximately $225.0 million compared to $247.0 million for the 2016 season. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company’s retention for the 2017 hurricane season is $20.0 million for the first event compared to $40.0 million for the 2016 season for a first event.

Net premiums earned

Net premiums earned decreased to $95.2 million for the three months ended September 30, 2017 as compared to $101.6 million for the three months ended September 30, 2016. The decrease in net premiums earned relates to the decrease in gross premium earned partially offset by the decrease in ceded premium described above.

Net investment income

Net investment income, inclusive of realized investment gain or loss, decreased to $3.1 million for the three months ended September 30, 2017 as compared to $3.4 million for the three months ended September 30, 2016. The decrease resulted primarily from a decrease in realized gains of approximately $.8 million, partially offset by an increase in net investment income due to invested proceeds associated with the Secured Notes issued in December 2016 and Convertible Notes issued in August 2017.

Other revenue

Other revenue decreased to $3.5 million for the three months ended September 30, 2017 as compared to $4.3 million for the three months ended September 30, 2016. The decrease in other revenue is primarily attributable to the timing of certain items being recorded in 2016 and a reduction in non-insurance construction revenue associated with BRC third party construction projects in 2016.

Total revenue

Total revenue decreased to $101.8 million for the three months ended September 30, 2017 as compared to $109.3 million for the three months ended September 30, 2016. The reduction in total revenue relates primarily to the decrease in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $64.0 million for the three months ended September 30, 2017 as compared to $53.9 million for the three months ended September 30, 2016. The increase in losses and LAE relates primarily to retained losses incurred from Hurricane Irma. Our retention for Hurricane Irma losses is $20 million, of which the excess of our projected losses of $388 million will be recovered from reinsurance compared to $4.0 million of catastrophe losses associated with Hurricane Hermine as of September 30, 2016.

Policy acquisition costs

Policy acquisition costs decreased to $20.9 million for the three months ended September 30, 2017 as compared to $22.6 million for the three months ended September 30, 2016. The variance relates primarily to the reduction in gross earned premium quarter over quarter.

General and administrative expenses

General and administrative expenses increased to $15.4 million for the three months ended September 30, 2017 as compared to $14.2 million for the three months ended September 30, 2016. This increase relates primarily to approximately $1.1 million of transaction costs associated with the upcoming acquisition of NBIC as described in Note 2 to our unaudited condensed consolidated financial statements in this Form 10-Q.

Interest expense and amortization of debt issuance costs

As described in Note 12 – Long-Term Debt to our unaudited condensed consolidated financial statement appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense of $3.1 million and amortization of debt issuance costs of $0.7 million for the quarter. The interest expense includes approximately $0.3 million of amortization of the original issue discount related to the Convertible Notes.

Other non-operating expense, net

As described in Note 12- Long-Term Debt to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, the conversion option of the Convertible Notes will be accounted for as a separate derivative instrument liability in accordance with applicable U.S. GAAP guidance until shareholder approval is obtained to settle the conversion option liability in common stock. As such, until stockholder approval to settle the conversion option has occurred, the Company must assess the fair value of the conversion option liability on a quarterly basis, and any changes to the fair value are recorded in the statement of income as a financial gain or loss.

For the quarter ended September 30, 2017, the fair value of the conversion option increased approximately $6.9 million due to the increase in our stock price and is presented in the Income Statement as a charge to non-operating earnings. For tax purposes, any financial gain or loss associated with the change in the value of the conversion option is not deductible.

Once stockholder approval is obtained, the terms of the Convertible Notes provide that the Company will have the option to settle the conversion option in shares of common stock, cash or a combination thereof, and at such time the conversion option of the Convertible Notes will (subject to ongoing evaluation of variance factor) qualify for equity classification and will no longer be accounted for as a separate derivative instrument liability in accordance with applicable U.S. GAAP guidance. A stockholder vote seeking approval to settle the conversion option in common stock has been scheduled for later in the fourth quarter of 2017.

Provision for income taxes

The provision (benefit) for income taxes was $(525) thousand and $7.7 million for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the three months ended September 30, 2017 and 2016 was 5.7% and 41.3%, respectively. The charges for amortization of conversion option discount and valuation of the conversion option associated with the Convertible Notes for the quarter ended September 30, 2017 are not deductible for income tax purposes. This had a significant adverse impact on the effective tax rate for the quarter. Additionally, the expiration of unexercised stock options in September 2017 adversely affected the effective tax rate for the quarter. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

Net (loss) income

Net loss was $8.7 million for the quarter ended September 30, 2017 compared to net income of $10.9 million for the quarter ended September 30, 2016. Operating related items, primarily Hurricane Irma and adverse development on Hurricane Matthew caused the variance. In addition, non-operating items, particularly the non-cash charge in valuation of the convertible option feature and interest expense caused $9.5 million in variance.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

Gross premiums written

Gross premiums written decreased to $455.8 million for the nine months ended September 30, 2017 as compared to $471.8 million for the nine months ended September 30, 2016. The decrease in gross premiums written relates primarily to a reduction in gross premium written by Heritage P&C partially offset by an increase related to the addition of Sawgrass business and an increase in

Zephyr premium written due to the timing of the Zephyr acquisition in late March 2016. Gross premium written for the nine months ended September 30, 2017 includes nine months of Zephyr written premium whereas approximately six months of Zephyr premium was included for the nine months ended September 30, 2016. Heritage P&C’s premium in force decreased from September 30, 2016 as we continue to manage exposure in geographic locations which have produced a disproportional share of attritional losses as well as for geographic risks for which the price to manage catastrophe risk is not cost efficient. There was no business assumed from Citizens during 2017 compared to approximately $8 million of business assumed from Citizens during the nine months ended September 30, 2016. Personal residential business accounted for $387.4 million and commercial residential accounted for $68.4 million of the total gross premiums written for the nine months ended September 30, 2017.

Gross premiums earned

Gross premiums earned decreased to $460.0 million for the nine months ended September 30, 2017 as compared to $480.3 million for the nine months ended September 30, 2016. Our premiums in force as of September 30, 2017 and September 30, 2016 were approximately $625.6 million and $646.0 million, respectively, including the Sawgrass business acquired on September 1, 2017, which contributed $30.8 million of in-force business. The premiums earned from Sawgrass were $2.6 million for the nine-month period ending September 30, 2017.

Ceded premiums

Ceded premiums increased to $182.2 million for the nine months ended September 30, 2017 as compared to $163.5 million for the nine months ended September 30, 2016. Our catastrophe reinsurance programs renew each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season is approximately $225.0 million compared to the cost for the 2016 season of $247.0 million. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 10 to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company’s retention for the 2017 hurricane season is $20.0 million compared to $40.0 million for the 2016 season for a first event.

Reinsurance costs are amortized over a twelve-month period, reflecting the term of the coverage, which begins June 1. As such, we incur the cost of the previous year’s program from January through May of each year. The cost of the 2015 catastrophe reinsurance program was significantly lower than the 2016 reinsurance program due to a smaller amount of premium in force coupled with the mix of business. In 2016, the reinsurance cost increased and that higher cost was reflected in the months June 2016 through May 2017. The 2017 catastrophe reinsurance program is approximately $20 million less than the 2016 program. As such, the 2017 catastrophe reinsurance cost is higher for the first five months of the year than 2016 before we recognize the benefit of the lower cost of the 2017 program starting in June 2017. We also have reinsurance costs associated with our larger risks which could vary monthly depending upon the business written.

Net premiums earned

Net premiums earned decreased to $277.8 million for the nine months ended September 30, 2017 as compared to $316.8 million for the nine months ended September 30, 2016. The decrease in net premiums earned is primarily attributable to the decrease in the amount of premium in force during the nine months ended September 30, 2017 as compared to the same period in 2016, coupled with the increased ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $9.2 million for the nine months ended September 30, 2017 as compared to $8.3 million for the nine months ended September 30, 2016. The increase in net investment income is due to the increase in cash and invested assets during the nine months ended September 31, 2017 over the prior year. The increase resulted primarily from invested proceeds associated with the Secured Notes and Convertible Notes, coupled with the additional investment income from Zephyr in 2017 due to the timing of the acquisition.

Other revenue

Other revenue remained stable at approximately $11.0 million for both periods.

Total revenue

Total revenue decreased to $298.0 million for the nine months ended September 30, 2017 as compared to $336.2 million for the nine months ended September 30, 2016. The decrease in total revenue was due primarily to the reduction in premium in force throughout the nine months ended September 30, 2017 which resulted in a lesser amount of gross premiums earned as compared to the same period in the prior year, coupled with an increase in ceded premiums earned.

Expenses

Losses and loss adjustment expenses

Losses and LAE decreased to $156.7 million for the nine months ended September 30, 2017 as compared to $169.7 million for the nine months ended September 30, 2016. The decrease is primarily due to the reduction in earned premiums. Additionally, the Company’s losses incurred during the nine months ended September 30, 2017 and 2016 reflect a prior year deficiency of $1.5 million and a deficiency of $17.3 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

Policy acquisition costs

Policy acquisition costs increased to $66.1 million for the nine months ended September 30, 2017 as compared to $61.5 million for the nine months ended September 30, 2016. The increase is primarily attributable to having a full nine months of policy acquisition costs related to Zephyr in 2017 compared to just six months in 2016 due to timing of that acquisition, as well as the favorable impact of assumed premiums from Citizens for the nine months ended September 30, 2016.

General and administrative expenses

General and administrative expenses increased to $48.8 million for the nine months ended September 30, 2017 as compared to $44.0 million for the nine months ended September 30, 2016. The increase relates to acquisition costs associated with NBIC and nine months of general and administrative expenses associated with Zephyr for the nine months ended September 30, 2017 whereas only six months of Zephyr expenses were included for the nine months ended September 30, 2016.

Interest expense and amortization of debt issuance costs

As described in Note 12 – Long-Term Debt to our unaudited condensed consolidated financial statements appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense of $7.0 million and amortization of debt issuance costs of $1.2 million for the nine months ended September 30, 2017. Interest expense includes approximately $0.3 million of amortization of the original issue discount related to the Convertible Notes.

Other non-operating expense, net

For the quarter ended September 30, 2017, the fair value of the conversion option increased approximately $6.9 million and is presented on the Income Statement as a charge to non-operating expense. For tax purposes, any financial gain or loss associated with the change in the value of the conversion option is not deductible.

Provision for income taxes

The provision for income taxes was $7.4 million and $23.7 million for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 65.3% and 39.2%, respectively. The amortization of the conversion option discount and valuation change for the conversion option associated with the Convertible Notes for the nine months ended September 30, 2017 are not deductible for income tax purposes. This had a significant adverse impact on the effective tax rate for the nine months ended September 30, 2017. Excluding the impact of the non-deductible items related to the convertible note, the 2017 year-to-date effective tax rate would be 41.1%. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

Net income

Our results for the nine months ended September 30, 2017 reflect net income of $3.9 million compared to $36.7 million for the nine months ended September 30, 2016. Operating related items discussed above caused $22.7 million of the variance. Non-operating items, particularly interest expense and non-cash change in valuation of the convertible option feature caused $10.2 million of the variance.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Three Months Ended September 30,
	2017	2016
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	37.8%	38.4%
Loss ratio	41.8%	32.7%
Operating expense ratio	23.8%	22.3%
Combined ratio	103.4%	93.4%

Ratios to Net Premiums Earned:
Loss ratio (1)	67.3%	53.1%
Operating expense ratio (2)	38.2%	36.2%
Combined ratio (3)	105.5%	89.3%

(1)	The net loss ratio is calculated as losses and LAE divided by net premiums earned.
(2)	The net expense ratio is calculated as all operating expenses divided by net premiums earned.
(3)	The net combined ratio is calculated as the sum of losses and LAE and all operating expenses divided by net premiums earned.

Ceded premium ratio

Our ceded premium ratio decreased to 37.8% for the three months ended September 30, 2017 compared to 38.4% for the three months ended September 30, 2016. As described above, both gross earned premium and ceded premium decreased quarter over quarter. The proportional decrease in ceded premium for the 2017 hurricane season reinsurance program over the 2016 hurricane season was greater than the decrease in gross earned premium and thereby reduced the ceded premium ratio.

Gross loss ratio

Our gross loss ratio increased to 41.8% for the three months ended September 30, 2017 compared to 32.7% for the three months ended September 30, 2016. The increase in the loss ratio was primarily attributable to retained losses associated with Hurricane Irma.

Net loss ratio

Our net loss ratio increased to 67.3% for the three months ended September 30, 2017 compared to 53.1% for the three months ended September 30, 2016, primarily related to net retained losses associated with Hurricane Irma, partially offset by the decrease in the ceded premium ratio.

Gross operating expense ratio

Our gross operating expense ratio increased to 23.8% for the three months ended September 30, 2017 compared to 22.3% for the three months ended September 30, 2016. The increase relates primarily to transaction costs associated with the upcoming acquisition of NBIC.

Net operating expense ratio

Our net operating expense ratio increased to 38.2% for the three months ended September 30, 2017 compared to 36.2% for the three months ended September 30, 2016, primarily due to the increase in the gross expense ratio discussed above, slightly offset by the lower ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 103.4% for the three months ended September 30, 2017 compared to 93.4% for the three months ended September 30, 2016. Our combined ratio on a net basis increased to 105.5% for the three months ended September 30, 2017 compared to 89.3% for the three months ended September 30, 2016. The gross combined ratio increased due to the increase in the loss and gross expense ratios slightly offset by the decrease in the ceded premium ratio as described above.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a gross basis.

	Nine Months Ended September 30,
	2017	2016
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	39.6%	34.0%
Loss ratio	34.1%	35.3%
Operating expense ratio	25.0%	22.1%
Combined ratio	98.7%	91.4%

Ratios to Net Premiums Earned:
Loss ratio (1)	56.4%	53.6%
Operating expense ratio (2)	41.4%	33.4%
Combined ratio (3)	97.8%	87.0%

Ceded premium ratio

Our ceded premium ratio increased to 39.6% for the nine months ended September 30, 2017 compared to 34.0% for the nine months ended September 30, 2016. The variance relates to higher reinsurance costs for the first six months of 2017 compared to 2016 due to timing of the reinsurance placement as previously discussed. The 2016 ratio also benefitted from approximately $32.1 million of Citizens assumption activity that occurred in the fourth quarter of 2015 and approximately $9.1 million in the first quarter of 2016 compared to no assumptions in the last quarter of 2016 or the throughout 2017. Citizens assumptions provided a benefit for the nine months ended September 30, 2016 due to the favorable timing of reinsurance costs associated with assumed premium. Additionally, the reinsurance ratio in the first half of 2017 was adversely impacted by reinstatements for the per risk treaty which were triggered by large losses.

Gross loss ratio

Our gross loss ratio decreased to 34.1% for the nine months ended September 30, 2017 compared to 35.3% for the nine months ended September 30, 2016. The nine months ended September 30, 2017 included retained losses from Hurricane Irma and $6.1 million of adverse development from Hurricane Matthew losses partially offset by $4.6 million of favorable development on non-catastrophe losses. The nine months ended September 30, 2016 included Hurricane Hermine losses of $4.1 million as well as adverse development on prior accident year losses of approximately $17.0 million.

Net loss ratio

Our net loss ratio increased to 56.4% for the nine months ended September 30, 2017 compared to 53.6% for the nine months ended September 30, 2016 due to the increase in the ceded premium ratio as discussed above.

Gross operating expense ratio

Our gross expense ratio increased to 25.0% for the nine months ended September 30, 2017 compared to 22.1% for the nine months ended September 30, 2016. The increase relates to a combination of the favorable effect of Citizens take-out activity on the 2016 ratio, transaction costs associated with the NBIC acquisition in 2017 and fixed personnel and other costs which were diluted in 2016 due to higher gross earned premium. Assumptions from Citizens had a favorable impact on the 2016 expense ratio because assumed policies have no acquisition costs until the policies renew onto Heritage policy forms.

Net operating expense ratio

Our net expense ratio increased to 41.4% for the nine months ended September 30, 2017 compared to 33.4% for the nine months ended September 30, 2016, due to the gross operating expense ratio variance discussed above coupled with the increase in the ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 98.7% for the nine months ended September 30, 2017 compared to 91.4% for the nine months ended September 30, 2016. Our combined ratio on a net basis increased to 97.8% for the nine months ended September 30, 2017 compared to 87.0% for the nine months ended September 30, 2016. The gross combined ratio increased due to the increases in the ceded premiums ratio and gross operating expense ratio, partially offset by a lower gross loss ratio.

Liquidity and Capital Resources

As of September 30, 2017, we had $352.3 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We typically hold substantial cash balances to meet seasonal liquidity needs, which includes amounts to pay quarterly reinsurance installments. We held additional funds in cash and cash equivalents at September 30, 2017 to fund catastrophe claim payments associated with Hurricane Irma and to provide resources for the purchase of Narragansett Bay Insurance, which we plan to close in the fourth quarter of 2017. In addition, we held approximately $61 million of advances from reinsurers for Hurricane Irma claim payments. We also had $18.4 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements, for at least the next twelve months.

Cash Flows

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$98,703	$99,595	$(892)
Investing activities	84,570	(179,247)	263,817
Financing activities	63,231	(25,790)	89,021
Net increase (decrease) in cash and cash equivalents	$246,504	$(105,442)	$351,946

Operating Activities

Cash provided by operating activities increased to $98.7 million for the nine months ended September 30, 2017 compared to $99.6 million for the nine months ended September 30, 2016. The increase in cash provided by operating activities was primarily due to lower reinsurance premium paid and advance payments made by reinsurers in anticipation of Hurricane Irma claim payment somewhat offset by a large amount of claims payments, particularly related to Hurricanes Matthew and Irma, made during the nine months ended September 30, 2017 compared to the same period of 2016.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2017 was $84.6 million as compared to net cash used by investing activities of $179.2 million for the comparable period in 2016. The change in cash provided by (used in) investing activities primarily relates to $110.3 million paid for the acquisition of Zephyr, net of cash acquired. In addition, we liquidated a portion of our invested assets in preparation for our upcoming acquisition of NBIC in 2017.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $63.2 million, as compared to net cash using in financing activities of $25.8 million for the comparable period in 2016. The increase in cash provided by financing activities relates to proceeds of the Convertible Notes issued partially offset by shares repurchased under the stock repurchase program.

Senior Secured Notes and Convertible Senior Notes

The following table summarizes the principal and interest payment terms of the Notes listed below:

	Maturity Date	Interest Payment Due Date
8.75% plus LIBOR Senior Secured Notes (0.95%)	December 15, 2023	March 15, June 15, September 15 and December 15
5.875% Convertible Senior Notes	August 1, 2037	February 1 and August 1 - semi annual

See Note 12 –” Long-Term Debt” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10Q for additional information.

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

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determined as of September 30, 2017.

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	After 2021
	(in thousands)
Senior secured notes (1)	$79,500	$—	$1,987	$7,465	$70,048
Convertible senior notes (1)	136,750	—	—	—	136,750
Interest on notes	148,502	2,024	15,816	15,549	115,113
Reinsurance (2)	200,645	—	200,645	—	—
Total Contractual Obligations	$565,397	$2,024	$218,448	$23,014	$321,911

1. See Part 1. Financial information, Item 1. Financial Statements, Note 12-Long-Term Debt.

2. Represents the minimum payment of reinsurance premiums under multi-year reinsurance contacts.

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

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2017, we reassessed our critical accounting policies and estimates as disclosed within our 2016 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our investment portfolios at September 30, 2017 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2017 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$436,574	$(57,910)	(12)%
200 basis point increase	$455,874	$(38,610)	(8)%
100 basis point increase	$475,178	$(19,306)	(4)%
100 basis point decrease	$513,763	$19,279	4%
200 basis point decrease	$530,443	$35,959	7%
300 basis point decrease	$536,843	$42,359	9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2017 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$35,436	7%	$35,690	7%
AA+	$36,053	7%	$36,414	7%
AA	$48,256	10%	$48,613	10%
AA-	$69,568	14%	$69,878	14%
A+	$42,853	9%	$43,106	9%
A	$66,114	13%	$66,203	13%
A-	$148,161	30%	$147,508	30%
BBB+	$700	0%	$707	0%
BBB	$104	0%	$103	0%
BBB-	$706	0%	$720	0%
BB	$604	0%	$604	0%
BB+	$574	0%	$571	0%
BB-	$9,837	2%	$9,985	2%
B+	$4,892	1%	$4,989	1%
B	$27,409	6%	$27,867	6%
NA and NR	$1,526	0%	$1,526	0%
Total	$492,794	100%	$494,484	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2017 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2017 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$2,106	8%
Energy	10,957	43%
Other	12,173	48%
Subtotal	$25,236	99%
Mutual Funds and ETF by type:
Equity	$160	1%
Total	$25,396	100%

Foreign Currency Exchange Risk

At September 30, 2017, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the third quarter ended September 30, 2017, we purchased 1,103,848 shares of common stock for an aggregate purchase of $13.0 million under our share repurchase program. We purchased 3,552,397 shares of common stock for an aggregate purchase price of $40.0 million in connection with the issuance of the Convertible Notes. A summary of our common stock repurchases during the quarter ended September 30, 2017 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 through July 31, 2017	—	—	—	$35,831
August 1, 2017 through August 30, 2017	3,808,709	$11.52	256,312	$32,836
September 1, 2017 through September 30, 2017	847,536	$11.77	847,536	$22,836
Total	4,656,245		1,103,848

(1)	Average price paid per share excludes cash paid for commissions.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Description

4.1	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to 4.2 to our Form 8-K filed on August 16, 2017

4.2

Indenture, dated as of August 16, 2017, by and among the Company, Heritage MGA, LLC, as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017.

4.3

Agreement and Plan of Merger, dated as of August 8, 2017, by and among Heritage Insurance Holdings, Inc., Gator Acquisition Merger Sub, Inc. and NBIC Holdings, Inc. and PBRA, LLC, in its capacity as Stockholder Representative, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 8, 2017

4.4

Supplemental Indenture, dated August 16, 2017, to that certain Indenture, dated December 15, 2016, by and among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, The Bank of New York Mellon, London Branch, as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar, incorporated by reference to Exhibit 4.1 to our Form 8-K on August 22, 2017

31.1	13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 2, 2017	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2017	By:	/s/ STEVEN MARTINDALE
Steven Martindale
Chief Financial Officer (Principal Financial Officer)