Form 10-K
period 2017-12-31
Heritage Insurance Holdings, Inc.
filed 2018-03-15
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2017

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $233,092,426 on June 30, 2017, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date.

As of March 1, 2018, the number of shares outstanding of the Registrant’s common stock was 26,560,004.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	our failure to effectively manage our growth and integrate acquired companies;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our diversification strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods; and
•	changes in regulations and our failure to meet increased regulatory requirements.

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

Our Business

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”) is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Mississippi and Pennsylvania. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 25 years of insurance industry experience. We began operations in August 2012 as a Florida only property insurer and converted from a Florida limited liability to a state of Delaware Corporation in 2014. Our growth initially resulted from assumption of policies from Citizens Property Insurance Corporation (“Citizens”), a Florida state-supported insurer. We participated in a legislatively established “depopulation program” designed to reduce the state’s risk exposure by encouraging private companies to assume insurance policies from Citizens. Our last assumption from Citizens was in May 2016 and we do not expect to continue to assume policies from Citizens in the foreseeable future. We actively write policies in Florida and have expanded Heritage P&C’s operations to several southeastern coastal states. We have expanded and diversified our property insurance presence to Hawaii and coastal states in the northeast through acquisitions of Zephyr and NBIC. Heritage P&C, Zephyr, and NBIC are each currently rated “A” (“Exceptional”) or better by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

Our operating subsidiaries include: Heritage P&C, which provides personal and commercial residential property insurance; NBIC, which provides personal residential property insurance; Zephyr, which provides residential wind-only property insurance within the State of Hawaii; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage MGA, LLC, our managing general agent; NBIC Service Company, which provides services to NBIC; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; and First Access Insurance Group, LLC, our retail agency.

The following chart depicts our organizational structure:

Our Company

Our primary products are personal and commercial residential insurance, which at December 31, 2017 were offered in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New York, New Jersey, North Carolina, Rhode Island and South Carolina. Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Alabama, Georgia, Florida, Mississippi, North Carolina and South Carolina. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. Our Rhode Island domiciled insurance company, NBIC, is authorized by each of the respective state insurance departments in New York, New Jersey, Massachusetts, Rhode Island, Connecticut, and Pennsylvania. We conduct our operations under one business segment.

As of December 31, 2017, we had 521,350 personal residential policies in force, representing $850.7 million of annualized premium and approximately 3,100 commercial residential policies in force, representing $90.1 million of annualized premium for a total number of policies and annualized premium of 524,450 and $940.8 million, respectively. For the years ended December 31, 2017, 2016, and 2015, we had gross premiums written of $625.5 million, $626.7 million, and $586.1 million, respectively and operating income of $49.5 million, $56.8 million and $150.0 million respectively. At December 31, 2017 and 2016, we had total assets of $1.8 billion and $1.0 billion, respectively, and total stockholders’ equity of $379.8 million and $358.0 million, respectively.

Recent Developments

On February 26, 2018, the Company’s Board of Directors declared a $0.06 per share quarterly cash dividend totaling approximately $1.6 million payable on April 3, 2018, to stockholders of record on March 15, 2018.

On November 30, 2017, the Company acquired 100% of the outstanding stock of NBIC Holdings, Inc. (“NBIC Holdings”) and its wholly-owned subsidiaries in exchange for approximately $250 million, consisting of $210 million in cash and $40 million in shares of our common stock. NBIC Holdings includes two property insurance companies, NBIC and PIC. This acquisition will further the Company’s strategic goal of continued geographic diversification of our property insurance business operations which is expected to achieve reinsurance and administrative cost synergies.

On September 10, 2017, Hurricane Irma, a Category 4 storm made landfall in Florida affecting policies written by Heritage P&C. The ultimate loss is currently estimated at $560.0 million, of which Heritage P&C’s retention is $20.0 million we estimate a ceded loss of $540.0 million.

On September 1, 2017, the Company acquired policies representing approximately $30 million of premium from Sawgrass Mutual Insurance Company, at no cost to the Company.

Our Strategy

Our strategy is to grow and geographically diversify our property insurance operations to achieve consistent positive results for our shareholders while mitigating the risk from a single or series of catastrophic weather events. This diversification also serves to enhance our supply of risk transfer partners and optimize reinsurance pricing. We began insurance operations in Florida through selective assumptions of business from Citizens, expanded our Florida business to include commercial and voluntary business, expanded our Florida insurance company to multiple new states, and through mergers and acquisitions have expanded to operations in Hawaii and the northeastern United States. We intend to continue to grow profitably by undertaking the following:

Mergers and Acquisitions and/or Making Strategic Investments

We successfully closed strategic acquisitions in each of 2014, 2015, 2016 and 2017. This includes the acquisition of substantially all of the assets of SVM to create CAN, the acquisition of substantially all of the assets of BRC, the acquisition of policies from Sunshine State Insurance Company, the acquisition of the stock of Zephyr Acquisition Company, Inc. (“ZAC”), the acquisition of policies from Sawgrass Mutual Insurance Company, and acquisition of the stock of NBIC Holdings. The acquisitions of SVM and BRC provided unique claims adjusting and repair resources to better serve our policyholders and better manage loss costs. The acquisitions of ZAC and NBIC Holdings provided an immediate presence in the state of Hawaii with approximately $58.0 million in annual premium and five states in the Northeast United States with approximately $330.0 million in annual premium, a strategic diversification to our platform, and reinsurance and administrative cost synergies. In 2016, we conducted a private placement of senior secured notes, which provided net proceeds of approximately $72.9 million, and in 2017 we conducted a convertible note offering, which provided net proceeds of over $106 million, net of monies used to repurchase shares, the proceeds of which were used primarily to acquire NBIC Holdings. These activities demonstrate our commitment and capability to successfully identify, finance, and execute mergers and acquisitions to effectively grow and diversify our business.

Expand to New Geographic Markets

Heritage P&C is authorized to write property business in Alabama, Florida, Georgia, Mississippi, North Carolina and South Carolina and is actively writing in Alabama, Florida, Georgia, North Carolina and South Carolina. We intend to continue to explore opportunities to enter other states where we can utilize our underwriting and claims expertise to attract and manage profitable business. We believe further increasing our geographic diversification is an important factor in reducing our potential risk of loss from any single catastrophic event, reducing our per policy reinsurance costs and providing an additional arena for future growth beyond our existing market. Through our acquisition of Zephyr, we acquired over 70,000 policies in the state of Hawaii. The acquisition of NBIC resulted in an increase of approximately 197,000 policies in the states of New York, New Jersey, Massachusetts, Rhode Island, and Connecticut. We plan to amplify the NBIC product offering in existing states as well as expand operations to new states.

Improve the Profitability of our Florida Portfolio

Our Florida book of business has evolved to include commercial residential business and expansion of the voluntary personal lines business. While we have significantly expanded our Florida marketing efforts, our goal is also to improve the profitability of our Florida personal lines business through enhancing the product offerings while carefully underwriting the risk and ensuring product rate adequacy. We may expand market share through strategic opportunities to acquire profitable business from private insurers as we have done in the past with Sunshine State Insurance Company and Sawgrass Mutual Insurance Company. Our last assumption of policies from Citizens was May 2016 and we do not anticipate continuing to assume policies from Citizens.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance. Our reinsurance program includes excess loss, quota share, per risk and facultative reinsurance. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments on our catastrophe bond program. For the 2015, 2016 and 2017 hurricane seasons, we entered into fully collateralized multi-year catastrophe reinsurance agreements funded through the issuance of catastrophe bonds by Citrus Re, and we will continue to evaluate cost-efficient alternatives to traditional reinsurance. Each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance. Osprey Re did not absorb any losses from Hurricane Irma because we used third party reinsurers to cover catastrophe losses beyond the insurance companies’ retentions for the 2017 hurricane season.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively manage our loss costs through prudent underwriting, performing critical aspects of claims adjusting through our employees, and the use of internal claims adjustment and repair services. In March 2014, we acquired the largest vendor in the CAN network, which we believe has allowed us to expand our in-house mitigation and restoration services. Additionally, the 2015 acquisition of assets of BRC provides us with additional resources and capabilities to perform restoration services in-house, as well as provide construction resources after a catastrophic event. To date, CAN and BRC have been deployed in Florida only. We have additional contracted resources to adjust claims and mitigate losses, which were deployed after Hurricanes Hermine, Matthew and Irma. We believe the multitude of internal and external resources allowed us to deliver timely service to our policyholders and better manage claims costs.

Effectively Manage the Bottom Line

In addition to our proactive efforts to manage loss costs, we will continue to be proactive with respect to technology to better serve our agents and policyholders, streamline our processes, manage system implementation costs, and focus on efficiency.

Our Competitive Strengths

We believe that our growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Kirk Lusk, Co-Chief Financial Officer, Steven Martindale, Co-Chief Financial Officer and Ernesto Garateix, Chief Operating Officer. Our senior management team includes eleven insurance professionals, with an average of 25 years of insurance industry experience, has extensive experience in the personal and commercial residential insurance market, has built longstanding relationships with key participants in the insurance industry and is supported by a group of highly qualified individuals with industry expertise, including a Chief Actuary with more than 37 years of industry experience.

Strong, Conservative Capital Structure

As of December 31, 2017, we had stockholders’ equity of $379.8 million. As of December 31, 2017, Heritage P&C, Zephyr and NBIC had policyholder surplus, as defined by statutory accounting principles, of $186.0 million, $76.4 million and $111.1 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and Demotech for similarly rated insurance companies.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allowed us to make better selections of the insurance policies we had assumed from the Citizens depopulation program, leading to profitability and high levels of retention of business. These analytics and underwriting processes also contribute to successful underwriting of our voluntary personal and commercial lines business. Our data analytics are embedded in the underwriting process and are used for strategic expansion into new product lines and states.

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration in Florida of our claims adjustment, water mitigation, and repair services provides us with a competitive advantage. Through our management of both claims adjusting and repair services, we are generally able to begin the adjustment and mitigation process timely which serves to better manage loss costs. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us. We anticipate expansion of this model in other states will improve customer service levels and operating results.

Relationships with Highly Rated Reinsurers

We manage our exposure to catastrophic events through, among other things, the purchase of reinsurance. Our relationships with highly rated reinsurers have been developed as a result of our management team’s industry experience, and our reputation for selective underwriting and effective claims management. Our financial strength, underwriting results and the long-term relationships between our management team and our reinsurance partners help improve the cost-effectiveness of our reinsurance program.

Relationships with Independent Agents and National Underwriters

We have developed relationships with a substantial network of independent insurance agents. We have partnerships with certain large retail agencies which amplify our production. We believe we have been able to build this network due to our reputation for financial stability, commitment to our markets and integrity in the underwriting and claims process. We have entered strategic relationships with national insurers and agencies that no longer write substantial personal residential insurance in some of the states in which we do business, which provides us access to their network of agents.

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

Products, Distribution, and Catastrophe Loss Management

Our growth strategy centers on expansion of product offerings in our existing markets and expansion to new coastal areas of the United States which could include opportunistic acquisitions.

Heritage P&C writes voluntary personal and commercial insurance policies through a network of independent agents in each of the states in which we are licensed. We have more than 2,500 actively writing independent agents in Alabama, Florida, Georgia, North Carolina and South Carolina. Approximately 25% of our voluntary premium is written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements.

Zephyr writes voluntary personal and commercial insurance policies through a network of independent agents in Hawaii. We have approximately 70 actively writing independent agencies. Approximately 52% of our voluntary premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

NBIC writes voluntary personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 170 retail independent agents, representing over 500 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through 8 wholesale agency relationships. Our three largest relationships represent approximately $150 million in annualized premiums.

We currently write commercial residential policies only in the state of Florida. We market and write commercial residential policies through a network of approximately 400 independent agents. We intend to pursue additional voluntary business from these agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to increase our commercial residential policies in Florida and other strategically targeted states. At December 31, 2017, we had 3,100 commercial residential policies with in force premium of $90.1 million.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest costs. We have strong relationships with reinsurers which we believe are a result of our management’s industry experience and reputation for selective underwriting and effective claim management. For each of the twelve months beginning June 1, 2016 and 2017, we purchased catastrophe reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”), (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) sponsorship of multiple catastrophe bonds that provide $687.5 million of principal limit that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing catastrophe reinsurance, we also purchased quota share and property per risk and facultative reinsurance. Our net quota share program limits our exposure on non-catastrophe losses and provides ceding commission income. Our per risk program limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2017 – 2018 Reinsurance Program” of this report for additional information.

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital reserves and reinsurance coverage to cover losses upon the occurrence of a catastrophic event. Our reinsurance programs provide reinsurance in excess of regulatory requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once every 100 years based on our portfolio of insured risks. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

We closely manage all aspects of our claims adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with multiple large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. In March 2014, we completed the acquisition of the assets and personnel of our main water mitigation services vendor and created our wholly-owned subsidiary, CAN. This acquisition has allowed us to better service our Florida based customers and expand our mitigation and restoration services. CAN primarily handles water damage-related claims, which comprised approximately 65.3% of our Florida losses and loss adjustment expenses through December 31, 2017. We also leverage our 2015 acquisition, BRC, to manage and provide restoration services to CAN customers for all types of claims. We deployed our extensive resources at CAN and BRC to perform emergency claim services and repairs after Hurricane Irma struck Florida. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expenses.

Our Market

Approximately 96% of our premium in force is generated from properties located in the States of Florida, Massachusetts, New York, New Jersey and Hawaii. The following chart depicts the distribution of our in-force premium as of December 31, 2017.

The states in which we do business are exposed to an increased risk of hurricanes during the entire six months of the Atlantic and Pacific hurricane season, which spans from June 1 through November 30. Florida experienced two hurricanes in 2016 and one hurricane in 2017. Eight hurricanes in 2004 and 2005, including Hurricanes Charley, Katrina, Rita and Wilma, caused a combined estimated property damage of over $110 billion, a significant portion of which occurred in Florida. While a significant hurricane has not made landfall in Hawaii since 1992, at which time Hurricane Iniki caused a combined estimated property damage of over $1.8 billion. While hurricane losses have not historically been prevalent in the northeastern United States, catastrophe losses could be substantial. Additionally, winter storm losses in the northeast could generate significant losses. As a result, residential insurance and claims servicing are vitally important to our policyholders.

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

All of our underwriting is performed internally with our experienced staff. The underwriting team includes an actuarial staff, underwriters, and product development personnel. Our underwriting team uses our proprietary data analytics, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence as well as premiums to be received from insuring the residence. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders. When considering the geographic distribution of existing policies, our underwriters may consider the number of other properties we insure within the same region, county, city and zip code. We also consider the cost of reinsurance when assessing the adequacy of the premium with regard to the risk to be assumed or written. The underwriting criteria that we consider will continue to evolve as our business grows and expands.

We also review our expiring policies to determine whether those risks continue to meet our underwriting guidelines. If a given policy no longer meets our underwriting guidelines, we will take appropriate action regarding that policy, including raising premium rates or, to the extent permitted by applicable law and our assumption agreements with Citizens (for Florida business), not offering to renew the policy.

Policy Administration

We have engaged providers of web-based software solutions and insurance personnel, to provide us with policy administration services for our business, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of an increasing number of policies as our Company grows and expands, and provide detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria as necessary. The software provides us with daily updates regarding the insurance policies that we have issued. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our policyholders in a timely fashion.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, including through on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We currently leverage our CAN vendor network to provide repair and remediation services to Florida policyholders and we anticipate this model will be expanded to other states.

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders. We have in-house resources as well as outsourced vendor relationships for water mitigation and rebuilding after a loss. For Florida claims, we engage our affiliates CAN and BRC and for losses outside of Florida, we engage preferred service providers. To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed our Platinum Program. Under the Platinum Program, participating customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services.

Citizens Assumption Transactions

Our last assumption of policies from Citizens was in May 2016. As of December 31, 2017, our in-force policy count included approximately 139,000 policies through participation in the Citizens depopulation program. We strive to retain these policies by offering competitive rates and efficient claims handling to our policyholders. Given the current population of policies written by Citizens, we do not anticipate participating in the depopulation program for the foreseeable future.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2017, 2016 and 2015, see Note 10 — “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We license policy and claims administration and catastrophe modeling software from third parties. We also own or license other technology systems used by our insurance company affiliates. These technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks, a back-up server and various Internet-based communications systems.

Reinsurance

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds (Citrus Re). The catastrophe reinsurance may be on an excess of loss or quota share basis. We also purchase reinsurance for non-catastrophe losses on a quota share, per risk or facultative basis. Purchasing a sufficient amount of reinsurance to consider catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest cost components. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are, prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We generally amortize our catastrophe reinsurance premiums over the 12-month contract period on a straight line basis, which is June 1 through May 31. Our quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2017-2018 reinsurance program provides reinsurance in excess of our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.  We may share portions of our reinsurance program coverage among our insurance company affiliates.

2017 – 2018 Reinsurance Program

Heritage P&C and Zephyr program

The Company placed its reinsurance program for the period from June 1, 2017 through May 31, 2018 during the second quarter of 2017. This reinsurance program, which was purchased prior to our November 2017 acquisition of NBIC, incorporates the catastrophe risk of two of our insurance subsidiaries, Heritage P&C, a Florida based insurer writing property insurance in multiple states, and Zephyr, a Hawaii based insurer writing property insurance only in Hawaii. The programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage is specific to each insurer unless otherwise noted. The 2017-2018 reinsurance program provides, including retention, first event coverage up to $1.75 billion in Florida, first event coverage up to $731 million in Hawaii, and multiple event coverage up to $2.6 billion. This coverage exceeds the requirements established by the Company’s rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, and the Hawaii Insurance Division. For the twelve months ending May 31, 2018, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below and alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company did not utilize its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company has a primary retention of the first $20 million of losses and loss adjustment expenses.

Heritage P&C provides property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program; prepayments described herein reflect reinstatement premium protection purchased by the Company.

•

Heritage P&C’s Retention. If a first catastrophic event strikes a Heritage P&C risk, its primary retention is the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses. If a second catastrophic event strikes a Heritage P&C risk, its primary retention decreases to $16 million and the remainder of the losses, up to reinsured limits, are ceded to third parties. In a first event exceeding approximately $878 million, there is an additional co-participation of 20% subject to a maximum co-participation of $727,000. Assuming a 1-100-year first event, a second event exceeding approximately $420 million, results in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36 million. Heritage P&C has a $16 million (including 20% co-participation) primary retention after a 1-100 year first event for events beyond the second catastrophic event.

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

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $254 million of reinsurance coverage purchased on this basis, which the Company is able to reinstate one time through the payment of a reinsurance premium.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $984 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company has paid a reinsurance reinstatement premium for $606 million has a prepaid reinstatement. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

Zephyr provides property insurance coverage for Hawaii. The various layers of its 2017-2018 reinsurance program are as follows:

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

•

Shared Layers above retention. Immediately above the retention, the Company has purchased $372 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinsurance reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352 million of this reinsurance one time. There is $20 million of shared coverage subject to a seasonal aggregate of $68 million.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $302 million of reinsurance coverage purchased on this basis, of which $254 million can be reinstated through the payment of a reinsurance premium. The multi-zonal occurrence layer provides first and second event coverage of $254 million for Hawaii and second event coverage of $254 million for Florida. A Top and Aggregate multi-zonal layer provides first event coverage of $48 million for Hawaii and second or subsequent event coverage of $48 million for Florida.

•	Top Hawaii only layer. Zephyr has an additional layer purchased from third party reinsurers which provides $26 million of coverage for Hawaii only losses. This layer has one free reinstatement.
•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $700 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private Layers, Multi-Zonal, Hawaii Only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $632 million can be reinstated through the payment of a reinsurance reinstatement premium.

For a first catastrophic event striking Florida, our reinsurance program provides coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage up to $731 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632 million of limit purchased in 2017 includes a prepaid reinstatement. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF coverage and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for Alabama, Georgia, North Carolina and South Carolina.

     In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250 million of coverage for two-year period and $160 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

Per Risk Coverage: The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured where the total insured value exceeded $10 million.

NBIC Program:

NBIC, our insurance subsidiary located in Rhode Island, provides property insurance coverage in the states of Connecticut, Massachusetts, New Jersey, New York and Rhode Island. NBIC’s catastrophe reinsurance program provides coverage for loss occurrences up to $1 billion (1:100-year event) on the first event and includes automatic reinstatement protection. The program includes coverage for catastrophic events such as hurricanes, severe winter storms and tornadoes. During 2017, NBIC’s net retention for a catastrophic event of up to $1.0 billion is $1.3 million.  NBIC’s reinsurance program also covers non catastrophic losses. A summary of NBIC’s combined reinsurance protection follows.  The reinsurance program is placed with strong participation from leading reinsurers across global markets with no one reinsurer exceeding 10%. The reinsurance partners are all rated A- to A+ by Standard and Poor’s.

Property Catastrophe Excess of Loss

NBIC’s property catastrophe program protects NBIC from the aggregation of losses in a single occurrence.  Reinstatement provisions (one reinstatement at 100% of premium) on the first three layers and a portion of the fourth layer provides protection for NBIC from a second catastrophic event.  The program is 81.25% placed, with the remaining 18.75% of catastrophe protection coming from NBIC’s gross quota share contract.  NBIC’s net retention of $20 million is further reduced with a net quota share reinsurance contract described below.

Reinstatement Premium Protection

NBIC’s Reinstatement Premium Protection locks in the cost of a potential reinstatement premium charge that would occur should an event trigger catastrophe reinsurance.  NBIC buys reinstatement premium protection for the first three layers and a portion of the fourth catastrophe excess of loss layers.

Aggregate Contract

For the year ended December 31, 2017, NBIC had 25% of an Aggregate contract, in two sections:

•	Section 1: $20 million excess $21.5 million in the aggregate for all catastrophe losses excluding named tropical storms.
•	Section 2: $12 million excess $8 million for named tropical storm losses.

NBIC placed 25% of an aggregate contract on December 31, 2017, expiring May 31, 2018.  The limit on the contract is $13.5 million, retention of $18.5 million and franchise deductible of $1.0 million.

Gross Quota Share

NBIC purchased an 18.75% gross account quota share reinsurance treaty which provides ground up loss recoveries of up to $1 billion.

Net Lines Quota Share

NBIC’s net lines quota share is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.)  An occurrence limit of $20 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 60% of net premiums and losses during 2017 to the Net Quota Share. The net quota share program was renewed on December 31, 2017 ceding 49.5% of the net premiums and losses and 8% of the prior year quota share will runoff.

General Excess of Loss

NBIC’s general excess of loss reinsurance protects NBIC from single risk losses, both property and casualty.  The casualty coverage provided by this contract also responds on a “Clash” basis, meaning that multiple policies involved in a single loss occurrence can be aggregated into one loss and applied to the reinsurance contract. The coverage is in two layers in excess of NBIC’s retention of the first $300,000 of loss.  The first layer is $450,000 excess $300,000 and the second layer is $2.75 million excess $750,000 (Casualty second layer is $1.25 million excess $750,000).  Both layers are 81.25% placed with the gross quota share providing the additional 18.75% coverage.

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $2.5 million.

Product specific reinsurance for Umbrella and Home Systems Protection

NBIC’s umbrella facultative program protects NBIC’s Umbrella Liability business through the quota share reinsurance contract. NBIC has limits of liability of up to $1 million with 90% quota share, subject to an additional limit of liability of up to $4 million with 100% quota share. The home system protection (HSP) product is designed to protect customers from sudden and accidental mechanical breakdowns to furnaces, boilers, HVAC systems, home entertainment systems, pool heating and filtering equipment, and other mechanical systems that are not covered by standard homeowners’ insurance policies. The coverage is included in NBIC’s base policy and is 100% reinsured through Hartford Steam Boiler.

The following graphics depict our reinsurance program structure for the 2017-2018 hurricane season:

2017 – 2018 Heritage P&C and Zephyr Reinsurance Tower

2017 NBIC Reinsurance Tower

2018 NBIC Reinsurance Tower

For the twelve months ending May 31, 2018, we purchased reinsurance from the following sources: (i) FHCF (i.e. Florida risks only), (ii) Citrus Re Ltd, and (iii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized. There is no single reinsurer representing more than 10% of the limit purchased for our program, excluding Citrus Re catastrophe bonds and FHCF. The chart below list our third-party reinsurers with A.M. Best and S&P ratings for both Heritage P&C and Zephyr.

Reinsurer	AM Best Rating	S&P Rating
American Standard Insurance Company of Wisconsin	A	N/R
Everest Reinsurance Company	A+	A+
Houston Casualty Company, UK Branch	A++	AA-
Odyssey Reinsurance Company	A	A-
Swiss Re Underwriters' Agency/Swiss Reinsurance	A+	AA-
The Cincinnati Insurance Company	A+	A+
Tokio Millennium Re AG (U.S. Branch)	A++	A+
Transatlantic Reinsurance Company	A+	A+
Allianz Global Corp & Specialty SE, UK Branch (obo Nephila)	A+	AA
Hannover Rueck SE (obo Katarsis Capital Advisors	A+	AA-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
MS Amlin AG, Switzerland, Bermuda Branch	A	A
Satec srl/New Reinsurance Company Ltd.	A+	AA-
Tokio Millennium Re AG (obo Securis Investments)	A++	A+
Tokio Millennium Re AG, Bermuda Branch	A++	A+
Tokio Millennium Re AG, Bermuda Branch (obo Aquilo)	A++	A+
Liberty Specialty Services Ltd (Paris)/Lloyd's S	A	A+
Lloyd's Syndicate 0033 (HIS)	A	A+
Lloyd's Syndicate 1084 (CSL)	A	A+
Lloyd's Syndicate 1414 (ASC)	A	A+
Lloyd's Syndicate 1729 (DUW)	A	A+
Lloyd's Syndicate 1856 (ACS)	A	A+
Lloyd's Syndicate 2001 (AML)	A	A+
Lloyd's Syndicate 2003 (XLC)	A	A+
Lloyd's Syndicate 2007 (NVA)	A	A+
Lloyd's Syndicate 2014 (ACA)	A	A+
Lloyd's Syndicate 2791 (MAP)	A	A+
Lloyd's Syndicate 2791 (MAP)	A	A+
Lloyd's Syndicate 2987 (BRT)	A	A+
Lloyd's Syndicate 2988 (BRT)	A	A+
Lloyd's Syndicate 3000 (MKL)	A	A+
Lloyd's Syndicate 4000 (PEM)	A	A+
Aeolus Re Ltd./Keystone PF Segregated Account	Fully Collateralized	N/R
Allied World Assurance Company, Limited	A	A-
Aon Insurance Managers (Bermuda) Ltd/Securis Re I	Fully Collateralized	N/R
Aon Insurance Managers (Bermuda) Ltd/Securis Re II	Fully Collateralized	N/R
Aon Insurance Managers (Bermuda) Ltd/Securis Re IV	Fully Collateralized	N/R
Aon Insurance Managers (Bermuda) Ltd/Securis Re V	Fully Collateralized	N/R
Aon Insurance Managers (Bermuda) Ltd/Securis Re VI	Fully Collateralized	N/R
Arch Reinsurance Limited	A+	A+
Aspen Bermuda Limited	A	A
AXIS Specialty Limited	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Citrus Re	Fully Collateralized	N/R
DaVinci Reinsurance Ltd.	A	AA-
Fidelis Insurance Bermuda Limited	A-	N/R
Hiscox Insurance Company (Bermuda) Limited	A	A
Horseshoe Re Limited (obo Coriolis Capital Limited)	Fully Collateralized	N/R
Horseshoe Re Limited/Separate Account FC0028	Fully Collateralized	N/R
Lancashire Insurance Company Limited	A	A-
Markel Bermuda Limited	A	A
Partner Reinsurance Company Limited	A	A+
Poseidon Re Limited	Fully Collateralized	N/R
Prospero Re Ltd.	Fully Collateralized	N/R
Qatar Reinsurance Company Limited	A	A
Renaissance Reinsurance Ltd.	A+	AA-
Rubik Reinsurance, Ltd.	Fully Collateralized	N/R
Validus Reinsurance, Ltd.	A	A
XL Bermuda Ltd	A	A+
General Insurance Corporation of India, trading	A-	N/R
New India Assurance Company Limited, UK Branch	A-	N/R
Taiping Reinsurance Co., Ltd.	A	A

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings for NBIC:

Reinsurer	AM Best Rating	S&P Rating
Everest Reinsurance Company (US)	A+	A+
Swiss Re America (US)	A+	AA-
Validus Reinsurance, Ltd.	A u	A
XL Reinsurance America	A+	A+
Munich Reinsurance America, Inc.	A+	AA-
QBE Reinsurance Corporation	A p	A+
Endurance Specialty Insurance Ltd. (Bermuda)	A+	A
ACE Property & Casualty Insurance Company through Chubb Tempest Re US	A++	AA
Odyssey Reinsurance Company	A	A-
Lloyd's Syndicate 1084 CSL	A	A+
SCOR Global P&C SE, Paris, Zurich Branch	A+	AA-
XL Bermuda Ltd	A	A+
Allied World Assurance Company, Limited (Bermuda)	A	A-
Tokio Millennium Re AG, Bermuda	A++	A+
Lloyd's Syndicate 0033 HIS	A	A+
AXIS Specialty (Bermuda)	A+	A+
Arch Reinsurance Ltd (Bermuda)	A+	A+
Lloyd's Syndicate 2357 NCL obo Nephila Capital	A	A+
Pioneer Underwriting Ltd (Pioneer CAT USDF) / Peak Reinsurance Company Ltd	A-	N/R
Hannover Re (Bermuda), Ltd.	A+	AA-
Lloyd's Syndicate 2791 MAP	A	A+
Hiscox Insurance Company (Bermuda) Limited	A	A
Chubb Tempest Reinsurance Ltd. (Bermuda)	A++	AA
SCOR Reinsurance Company	A+	AA-
Lloyd's Syndicate 2001 AML	A	A+
Validus Switzerland	A u	A
Amlin Bermuda, a branch of Amlin AG	A	A
Fidelis Insurance Bermuda Limited	A-	N/R
Lloyd's Syndicate 2987 BRT	A	A+
Transatlantic Reinsurance Company	A+	A+
AIRCO (Ascot U/W Ltd.)	A	A+
Lloyd's Syndicate 1414 ASC	A	A+
Partner Reinsurance Company Limited (Bermuda)	A	A+
Lancashire Insurance Company Limited (Bermuda)	A	A-
Lloyd's Syndicate 1955 BAR	A	A+
Lloyd's Syndicate 0435 FDY	A	A+
Kelvin Re Limited	A-	N/R
Aspen Bermuda Ltd	A	A
Korean Reinsurance Company	A	A
Mapfre Re, Compania de Reaseguros, S.A. (Spain)	A	A
Qatar Reinsurance Company Limited	A	A
Lloyd's Syndicate 1183 TAL	A	A+
Lloyd's Syndicate 0382 HDU	A	A+
Hamilton Re, Ltd.	A-	N/R
Lloyd's Syndicate 2468 NEON	A	A+
Lloyd's Syndicate 2468 NEON obo Neon U/W Bermuda Ltd	A	A+
Leadenhall Capital (2001 AML)	A	A+
Ascot Underwriting obo ASC 1414	A	A+
The Cincinnati Insurance Company	A+	A+
Beazley Syndicate 2623/ 623 AFB	A	A+
Lloyd's Syndicate 2014 ACA	A	A+
Berkley Insurance Company	A+	A+
Hannover Rück SE	A+	AA-
The Toa Reinsurance Company of America	A	A+
Partner Re (US)	A	N/R
Allied World Insurance Company	A	A-
Employers Mutual Casualty Company	A	N/R
Lloyd's Syndicate 3334 HAM	A	A+

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer and Zephyr, a Hawaii based insurer, into one reinsurance structure. The programs were incorporated into one reinsurance structure and were allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage was shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3 billion.

The reinsurance program, which was segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2016-2017 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which was available only for Florida catastrophe risk. For the 2016 hurricane season, the Company reduced its selected participation percentage in the FHCF from 75% to 45%. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2016 to May 31, 2017 reinsurance program.

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

•

Layers alongside the FHCF. The Florida reinsurance program included third party layers alongside the FHCF. These included 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company was able to reinstate the full amount of the $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provide coverage for both Florida and Hawaii catastrophe losses.

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

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes did provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provided $97.5 million of coverage, and the Class C notes provided $30 million of coverage. The Class B and Class C notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

Layers above the FHCF - Florida program

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The 2015 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pay a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provided $150 million of coverage for a layer above the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage immediately below 2015 Class A, and the second contract provided an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers – The Company purchased additional layers which provided coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the Florida-only catastrophe bond layers and FHCF layer. There was a total of $282 million of reinsurance coverage purchased on this basis, with $260 million having a prepaid reinstatement. The multi-zonal occurrence layer provided first and second event coverage of $260 million for Hawaii and second event coverage of $260 million for Florida. A top and drop multi-zonal layer provided first and subsequent event coverage of $22 million for Hawaii and second or subsequent event coverage of $22 million for Florida.

•

Aggregate Coverage. In addition to what was described above, much of the reinsurance is structured in a way to provide aggregate coverage. $682 million of limit is structured on this basis. To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage had been previously exhausted. $460 million has a reinstatement, which is prepaid.

For a first catastrophic event striking Florida, our reinsurance program provided coverage for $2 billion of losses and loss adjustment expenses, including our retention, and we were responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provided coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we were responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. $860 million of limit purchased in 2016 included a reinstatement, with $825 million being prepaid. In total, we had purchased $3.1 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in North Carolina and South Carolina would be covered under the Florida program with the exception of the FHCF and the series 2014 and 2015 CAT bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2016 for North Carolina and South Carolina.

In placing our 2016-2017 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $727.5 million of aggregate coverage we had purchased from Citrus Re Ltd, which included the 2014 Class A & B notes, the 2015 Class A, B, and C notes, and the 2016 Class D & E notes extends $200 million until May of 2017, $277.5 million for another two-year period and $250 million for a three-year period. To the extent coverage was all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 42% of our purchases of private reinsurance for the 2016 hurricane season. The terms of each of the multi-year coverage arrangements described above were subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

Investments

Our investments are managed by eight third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our investable assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of 2-5 years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. See Note 3 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2017, we held $153.7 million in cash and cash equivalents and $567.0 million in securities, which were comprised of $549.8 million in fixed maturities, $14.3 million in nonredeemable preferred stocks and $2.9 million in common stock.

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

The State of Florida Office of Insurance Regulation (“FLOIR”) imposed certain additional solvency related requirements as a condition of receiving a certificate of authority for our Florida insurance company subsidiary. This includes a requirement for a higher level of statutory surplus ($18 million), required pre-approval for any dividends paid by our Florida insurance company subsidiary until July 31, 2017, and limitations of dividends paid by our parent company prior to July 31, 2015. Finally, we are subject to consent orders setting conditions for FLOIR’s approval of the Citizens assumption transactions in which we have participated. We are required by consent order to comply with the assumption agreements entered into with Citizens at the time of each assumption transaction, which requires that for the assumed policies, we must offer to renew each policy for a minimum of three years. We are in full compliance with all consent orders issued with regard to Citizens’ depopulation program.

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

Employees

As of December 31, 2017, we had 431 employees, 427 of whom are full-time. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

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

Because a large portion of our insurance business is conducted in coastal states, any single catastrophic event, or a series of such events, or other condition affecting losses could adversely affect our financial condition and results of operations.

As of December 31, 2017, over 95% of our premium in force related to business in Florida, Hawaii, New York, New Jersey and Massachusetts. The distribution of our policies is generally consistent with that of the populations in those states and is therefore more concentrated in densely-populated coastal areas. A single catastrophic event, or a series of such events, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance on an excess of loss and quota share basis, the fact that our business is concentrated in coastal states subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, tornadoes, and winter storms in the northeastern United States. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the states in which we conduct business could also make it less attractive for us to do business and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified than we are. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting losses in Florida, Hawaii, New York, New Jersey, or Massachusetts could have an adverse effect on our business, financial condition and results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, snow storms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Our policyholders are currently concentrated in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, and winter storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2017 through May 31, 2018, we have purchased up to $2.6 billion and $1.0 billion of reinsurance coverage for Heritage P&C/Zephyr and NBIC, respectively including our retention, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention.

Our results of operations may fluctuate significantly based on industry factors.

The insurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing. As premium levels increase, there may be new entrants to the market, which could then lead to increased competition, a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers, including changes resulting from multiple and/or catastrophic weather events, may affect the cycles of the insurance business significantly. We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our business would be materially and adversely affected.

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

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. For the twelve months ending May 31, 2018, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential insurance companies that write business in Florida, including Heritage P&C, are required to obtain reinsurance through the FHCF, and this coverage comprises a substantial portion of the Heritage P&C reinsurance program for our Florida insured properties. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, the FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

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

We may not be able to identify suitable acquisition candidates, effectively integrate newly acquired businesses or achieve expected profitability from acquisitions.

Part of our growth strategy is to expand through the acquisition of complementary businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

We may use our common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to receive our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

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

We may not be able to effectively execute our growth and diversification strategy.

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

Our growth and diversification strategy involves expansion of our business to states outside of our existing markets. Geographic diversification may be hindered by the fact that we have a limited operating history, and we may be unable to satisfy requirements imposed by state regulators and other third parties.

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

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financing or curtail our growth. Based on our current operating plan, we believe that our current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect the amount and timing of our capital needs, including our growth and profitability, the availability and cost of reinsurance, as well as possible acquisition opportunities, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Heritage Insurance depends on the ability of its subsidiaries to generate and transfer funds to meet its debt obligations.

Heritage Insurance Holdings, Inc. does not have significant revenue generating operations of its own. Our ability to make scheduled payments on our debt obligations depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

Our information technology systems, or those of our key service providers, may fail or suffer a loss of security which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy administration process (i.e., handling and adjusting claims, the billing, printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material adverse effect on our business.

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced technology, including modeling, underwriting and information technology systems. Because we intend to expand our business by writing additional voluntary policies, expanding to new geographic areas and entering into new lines of business, we are enhancing our information technology systems to handle and process an increased volume of policies. Additionally, we have engaged service providers to provide us with policy and other administration services for certain policies and we intend to continue to utilize third party systems as our policy count grows. The failure of any of these systems to function as planned could slow our growth and adversely affect our future business volume and results of operations. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. Moreover, we cannot be certain that we would be able to replace these systems without slowing our underwriting response time. A major defect or failure in our internal controls or information technology systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

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

We conduct our business primarily from offices located in western and southern Florida, Hawaii, and Rhode Island where catastrophic weather events could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems; however, we have not fully tested our plan to recover data in the event of a disaster.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2017, approximately 79% of our total investments, cash and cash equivalents was invested in fixed-maturity and equity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance company affiliates currently maintain a Demotech rating of “A” (“Exceptional”) or higher. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of, a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

Loss frequency and severity in the property and casualty insurance industry in general and for our multi-peril personal lines business has continued to increase in recent years, principally driven by litigation and assignment of benefits in the State of Florida. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiaries inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position and results of operations may be adversely affected.

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

However, there are inherent limitations in these tactics. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

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

We write voluntary personal and commercial insurance policies through a network of independent agents. Of our network of approximately 1,800 Florida independent agents, approximately 40% are affiliated with nine large agency networks with which we have entered into master agency agreements. Of our network of approximately 73 Hawaii independent agents, approximately 50% are affiliated with three large multi-producer agencies. Of our network of approximately 170 retail independent agents for business in the northeastern United States, our three largest relationships represent approximately $150 million in annualized premiums.

As of December 31, 2017, voluntary policies written through independent agents, constituted approximately 65.6% of our total policies in force and represented approximately $617 million in annualized premiums. Our strategic focus is to grow the number of voluntary policies throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we currently and may in the future take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years from our initial public offering or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the year in which we have more than $1.07 billion in annual revenues; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (iii) the issuance, in any three-year period, by our company of more than $1 billion in non-convertible debt securities held by non-affiliates; and (iv) the last day of the year ending after the fifth anniversary of our initial public offering, which is December 31, 2019. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in this annual report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are subject to extensive state regulation. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable, and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2017, our insurance subsidiaries each maintained a risk-based capital ratio of over 300%.

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

In the fourth quarter of 2015 and for each quarter thereafter, our Board of Directors declared a quarterly cash dividend on our common stock; however, we can provide no assurance or guarantee that we will continue to pay dividends in the future. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will be dependent upon our profits, financial requirements and other factors including regulatory restrictions on the payment of dividends from our subsidiaries, general business conditions and such other factors as our Board of Directors considers relevant.

We may not continue our stock repurchase program

On September 14, 2015, the Company announced that our Board of Directors authorized a $20 million share repurchase program under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. In May 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017. For the year ended December 31, 2017, the Company purchased through open market or private transactions an aggregate of 1,787,870 shares at a total cost of $21.6 million. For the year ended December 31, 2016, the Company purchased through open market or private transactions an aggregate of 1,759,330 shares at a total cost of $25.6 million.

Additionally, in connection with the issuance of the Convertible Notes as described in Note 11, Long Term Debt, of our financial statements Item 8 of this Annual Report on Form 10-K. The Board of Directors had authorized the Company to repurchase $40.0 million of the Company’s common stock with the net proceeds of the Convertible Notes, which was completed in August 2017.

Although our Board of Directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares and may be suspended or terminated at any time. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

We, through Skye Lane, our wholly-owned subsidiary, own a two-building 14-acre campus located in Clearwater, Florida. We also purchased the BRC facility in Safety Harbor, Florida. Approximately 84% of the property in Clearwater is occupied by unaffiliated tenants. NBIC Holdings owns property in Pawtucket, Rhode Island which is approximately 25% occupied by unaffiliated tenants.

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

Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. The following table sets forth the high and low sale prices as reported on the NYSE, and the amount of our dividends declarations, for 2017 and 2016. These reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

Year	Quarter	High	Low	Dividends paid per share
2017	First	$16.18	$12.06	$0.06
	Second	$14.12	$11.28	$0.06
	Third	$13.80	$8.85	$0.06
	Fourth	$18.70	$12.99	$0.06

Year	Quarter	High	Low	Dividends paid per share
2016	First	$21.42	$14.72	$0.05
	Second	$15.96	$11.56	$0.06
	Third	$15.10	$11.50	$0.06
	Fourth	$16.48	$11.25	$0.06

The closing sale price of our common stock as reported on the NYSE on March 1, 2018 was $16.77 per share. As of such date there were 37 holders of record of our common stock based on information provided by our transfer agent.

Dividends

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on profits, financial requirements and other factors, such as legal and regulatory restrictions on the payment of dividends, overall business condition and other elements the Board of Directors considers relevant.

The following table sets forth information concerning the cash dividends declared on our common stock for the two most recent fiscal years.

Declaration Date	Date of Record	Payment Date	Per Share Amount
December 18, 2015	December 31, 2015	January 13, 2016	$0.05
March 3, 2016	March 15, 2016	April 5, 2016	$0.06
May 5, 2016	June 15, 2016	July 1, 2016	$0.06
August 4, 2016	September 15, 2016	October 3, 2016	$0.06
November 9, 2016	December 15, 2016	January 4, 2017	$0.06
March 2, 2017	March 15, 2017	April 4, 2017	$0.06
May 2, 2017	June 15, 2017	July 5, 2017	$0.06
August 8, 2017	September 15, 2017	October 2, 2017	$0.06
October 31, 2017	November 17, 2017	December 15, 2017	$0.06
February 26, 2018	March 15, 2018	April 3, 2018	$0.06

Share Repurchases

In September 2015, our Board of Directors approved a plan to repurchase up to $20 million of common shares under which we may purchase shares of common stock in open market purchases, block transactions and privately negotiated transactions in accordance with applicable federal securities laws. In May 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017. During the years ended December 31, 2017 and 2016, the Company repurchased 1,787,870 and 1,759,330 shares of its common stock, respectively.

There were no repurchases under this share repurchase authorization during the three months ended December 31, 2017.  In August 2017, the Board of Directors approved the repurchase of up to $40.0 million of common stock using the proceeds from the convertible note offering. In connection with this offering the Company repurchased and additional 3,552,397 shares of its common stock totaling $40 million in a series of open market transactions. This $40 million repurchase authorization approved in connection with the convertible note offering was in addition to the Company’s existing $70 million repurchase program, which expired in December 2017. See Note 19 — “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plan

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

Unregistered Sales of Equity Securities

In connection with the acquisition of NBIC, the Company issued 2,222,215 shares of common stock (the “Stock Consideration”) as partial consideration for the acquisition. The value of each share of the Company’s common stock was based on the volume-weighted average price of the Company’s common stock during the five business-day period ending on November 29, 2017. The Stock Consideration was issued at closing in an exempt private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On December 1, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC providing for the registered resale of the Stock Consideration, which was declared effective on February 12, 2018. In accordance with the Merger Agreement, 687,802 shares from the Stock Consideration were placed into an escrow account to secure any amounts payable pursuant to the post-closing book value adjustment provisions.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data at December 31, 2017 and 2016 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Revenue:
Gross premiums written	$625,565	$626,704	$586,098	$436,407	$218,537
Gross premiums earned	643,304	640,518	524,740	311,514	139,959
Ceded premiums	(263,740)	(228,797)	(148,472)	(87,902)	(44,800)
Net premiums earned	379,564	411,721	376,268	223,612	95,159
Net investment income and realized gains	11,896	10,914	8,929	4,153	726
Other revenue	15,163	16,323	9,595	6,055	28,947
Total revenue	406,623	438,958	394,792	233,820	124,832
Expenses:
Loss and loss adjustment expenses	201,482	238,862	141,191	89,560	38,501
Other operating expenses	155,606	143,331	103,311	70,008	30,870
Total expenses	357,088	382,193	244,502	159,568	69,371
Operating income	49,535	56,765	150,290	74,252	55,461
Other non-operating expenses	55,427	362	—	—	—
(Loss) Income before income taxes	(5,892)	56,403	150,290	74,252	55,461
Provision for income taxes	(4,773)	22,538	57,778	27,155	21,248
Net income (loss)	$(1,119)	$33,865	$92,512	$47,097	$34,213
Earnings per share:
Basic	$(0.04)	$1.14	$3.08	$1.92	$2.39
Diluted	$(0.04)	$1.14	$3.05	$1.82	$2.36
Ratios to net premiums earned:
Net loss ratio	53.1%	58.0%	37.5%	40.1%	40.5%
Next expense ratio	41.0%	34.8%	27.5%	31.3%	32.4%
Combined ratio	94.1%	92.8%	65.0%	71.4%	72.9%

Ratios to gross premiums earned:
Ceded premium ratio	41.0%	35.7%	28.3%	28.2%	32.0%
Gross loss ratio	31.3%	37.3%	26.9%	28.7%	27.5%
Gross expense ratio	24.2%	22.4%	19.7%	22.5%	22.1%
Combined ratio	96.5%	95.4%	74.9%	79.4%	81.6%

Balance Sheet Data
	As of December 31,
	2017	2016	2015	2014
	(In thousands)
Cash and invested assets	$720,710	$708,799	$636,373	$491,640
Reinsurance recoverable	$357,357	$—	$—	$—
Prepaid reinsurance premiums	$227,764	$106,609	$78,517	$43,148
Deferred policy acquisition costs	$41,678	$42,779	$34,800	$24,370
Intangibles	$101,626	$26,542	$2,120	$-
Goodwill	$152,459	$46,454	$8,028	$2,350
Total Assets	$1,771,210	$1,033,244	$837,398	$615,031
Unpaid loss and loss adjustment expense	$470,083	$140,137	$83,722	$51,469
Unearned premiums	$475,334	$318,024	$302,493	$241,136
Long-term debt, net of issuance costs	$184,405	$72,905	$—	$—
Reinsurance premium payable	$17,577	$96,667	$60,210	$17,113
Deferred ceding commission	$51,109	$—	$—	$—
Commission payable	$12,609	$6,179	$—	$—
Outstanding checks	$79,665	$—	$—	$—
Total Liabilities	$1,391,394	$675,285	$480,845	$359,942
Total Stockholders' Equity	$379,816	$357,959	$356,553	$255,089

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview: We are a property and casualty insurance holding company headquartered in Florida with offices in Hawaii and Rhode Island. We provide personal residential property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina through our insurance subsidiaries. We provide commercial residential insurance in Florida and are also licensed in the states of Mississippi and Pennsylvania. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 25 years of insurance industry experience. Heritage P&C, NBIC, and Zephyr are currently rated “A” (“Exceptional”) or better by Demotech, Inc. (“Demotech”), a rating agency specializing in evaluating the financial stability of insurers.

Our operating subsidiaries include: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential property insurance; Narragansett Bay Insurance Company (NBIC), which provides personal residential property insurance; Zephyr Insurance Company, Inc. (“Zephyr”), which provides residential wind-only property insurance within the State of Hawaii; Pawtucket Insurance Company (PIC), which is a property insurance company no longer writing insurance policies; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage MGA, LLC, our managing general agent; NBIC Service Company, which provides services to NBIC; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Westwind Underwriters, Inc., an inactive subsidiary, and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

The discussion of our financial condition and results of operations that follows provides information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document.

Discussion of our business and overall financial results, and other highlights related to our results of operations for the periods presented below.

Financial Results Highlights for the Year Ended December 31, 2017

•

Premium in force at December 31, 2017 was $940.8 million. There were 524,450 policies in-force at December 31, 2017. The NBIC acquisition added approximately $330 million of in force premium and nearly 200,000 policies in force at December 31, 2017.

•	A 62% increase in policy count from December 31, 2016 to December 31, 2017.
•	Gross premiums written of $625.6 million and total revenue of $406.6 million.
•	Net premiums earned of $379.6 million.
•	Operating income of $49.5 million.
•	Combined ratio of 94.1% on a net basis.
•	Cash, cash equivalents and investments of $720.7 million, with total assets of $1.8 billion.
•	Closed on acquisition of Narragansett Bay Insurance on November 30, 2017.

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
REVENUE:
Gross premiums written	$625,565	$626,704	$586,098
Change in gross unearned premiums	17,739	13,814	(61,358)
Gross premiums earned	643,304	640,518	524,740
Ceded premiums	(263,740)	(228,797)	(148,472)
Net premiums earned	379,564	411,721	376,268
Net investment income	11,332	9,181	7,421
Net realized gains	564	1,733	1,508
Other revenue	15,163	16,323	9,595
Total revenue	$406,623	$438,958	$394,792

OPERATING EXPENSES:
Losses and loss adjustment expenses	201,482	238,862	141,191
Policy acquisition costs	83,892	84,421	57,186
General and administrative expenses	71,714	58,910	46,125
Total operating expenses	357,088	382,193	244,502
Operating income	49,535	56,765	150,290
Interest expense, net	13,210	362	—
Other non-operating expense, net	42,217	—	—
(Loss) income before income taxes	(5,892)	56,403	150,290
Provision for income taxes	(4,773)	22,538	57,778
Net (loss) income	$(1,119)	$33,865	$92,512
Basic (loss) earnings per share	$(0.04)	$1.14	$3.08
Diluted (loss) earnings per share	$(0.04)	$1.14	$3.05
Selected Other Data
Book value per share	$14.67	$12.41	$11.71
Growth in book value per share	18.2%	6.0%	36.8%
Return on average equity	(0.3)%	9.5%	30.2%

Key Components of our Results of Operations

Revenue

Gross premiums written. Gross premiums written represent, with respect to a period, the sum of direct premiums written (premiums from voluntary policies written during the period, net of any midterm cancellations and renewals of voluntary policies and policies assumed from Citizens’) and assumed premiums written (premiums from state fair plan polices and policies that we assumed from Citizens, net of opt-outs), in each case prior to ceding premiums to reinsurers.

Gross premiums earned. Gross premiums earned represent the total premiums earned during a period from policies written. Premiums associated with voluntary and renewed policies are earned ratably over the twelve-month term of the policy and premiums associated with assumed policies are earned ratably over the remaining term of the policy.

Ceded premiums. Ceded premiums represent the cost of our reinsurance during a period. We recognize the cost, excluding premiums ceded to Osprey, of our reinsurance program ratably over the twelve-month term of the arrangement. With the exception of our net quota share treaty associated with the NBIC acquisition, our reinsurance contracts are generally effective June 1 and run through May 31 of the following year.

Net premiums earned. Net premiums earned reflect gross premiums earned less ceded premiums during the period.

Net investment income. Net investment income represents interest earned from fixed maturity securities, short term securities and other investments, dividends on equity securities, and the gains or losses from the sale of investments.

Other revenue. Other revenue includes rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Our regulators have approved a policy fee on each policy written for certain states; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and record the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services performed using the percentage of completion method. The revenue generated from non-insurance contracts is not material in nature, non-insurance construction revenue declined in 2017 and is expected to be minimal in 2018.

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

Policy acquisition costs. Policy acquisition costs consist of the following items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. Until renewed, policies assumed from Citizens have no associated policy acquisition costs. We recognize these costs ratably over the term of the unearned premium acquired in the transaction. We also earn ceding commission on our quota share reinsurance contracts, which is presented as a reduction of policy acquisition costs. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commission earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

General and administrative expenses. General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.

Provision for income taxes. Provision for income taxes consists of federal and state corporate level income taxes, which have historically resulted in a statutory blended tax rate of approximately 38.575%. Due to the enactment of the Tax Act, we expect our future expected statutory blended tax rate to be approximately 25.4%.

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

Net expense ratio. Our net expense ratio represents policy acquisition costs plus general and administrative expenses as a percentage of net premiums earned.

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

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue

Gross premiums written

Gross premiums written decreased to $625.6 million for the year ended December 31, 2017 as compared to $626.7 million for the year ended December 31, 2016. The slight decrease in gross premiums written was caused by a reduction in Heritage P&C written premium, largely offset by additional written premium from the Zephyr and NBIC acquisitions. Gross premium written by Heritage P&C declined due to a reduction of in-force premium year over year, which was partially offset by an increase of $24.0 million related to the addition of Sawgrass business, additionally there was an increase in Zephyr premium written due to the inclusion of a full year of Zephyr written premium for 2017, compared to approximately nine months of Zephyr premium in 2016. Gross premium written for the year ended December 31, 2017 also includes one month of NBIC written premium of approximately $26 million. Heritage P&C’s premium in force decreased from December 31, 2016 as we continue to manage exposure in geographic locations which have produced a disproportionate share of attritional losses as well as for geographic risks for which the price to manage catastrophe risk is not cost efficient. There was no business assumed from Citizens during 2017 compared to approximately $8 million of business assumed from Citizens during the year ended December 31, 2016. Personal residential business accounted for $533.2 million and commercial residential accounted for $92.4 million of the total gross premiums written for the year ended December 31, 2017.

Gross premiums earned

Gross premiums earned increased slightly to $643.3 million for the year ended December 31, 2017 as compared to $640.5 million for the year ended December 31, 2016. A reduction of gross earned premium by Heritage P&C was offset by increases for a full year of Zephyr premium earned, additional earned premium on the Sawgrass polices and the additional earned premium for one month associated with the NBIC acquisition.

Ceded premiums

Ceded premiums increased to $263.7 million for the year ended December 31, 2017 as compared to $228.8 million for the year ended December 31, 2016. Approximately $24 million of the increase related to ceded premium associated with NBIC and approximately $11 million of the increase related to catastrophe excess of loss reinsurance for Heritage P&C and Zephyr. As described in Note 9, Reinsurance, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, NBIC’s reinsurance program includes extensive quota share reinsurance designed to mitigate the adverse impact of winter storms, in addition to its catastrophe excess of loss reinsurance program. The quota share reinsurance program for NBIC includes one month of ceding commission income of $8.6 million, which is presented as a reduction of policy acquisition costs in our audited financial statements.

Our catastrophe excess of loss reinsurance programs renews each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season for Heritage P&C and Zephyr is approximately $223.0 million compared to $247.0 million for the 2016 season. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 9 to our audited consolidated financial statements included elsewhere in this Form 10-K, the Company’s retention for the 2017 hurricane season is $20.0 million compared to $40.0 million for the 2016 season for a first event.

Reinsurance costs are amortized over a twelve-month period, reflecting the term of the coverage. The excess of loss reinsurance coverage and gross quota share treaty for NBIC begin June 1. The NBIC net quota share treaty incepts January 1. As such, for a significant amount of our program we incur the cost of the previous year’s catastrophe program from January through May of each year. The cost of the 2015 catastrophe reinsurance program was significantly lower than the 2016 reinsurance program due to a smaller amount of premium in force coupled with the mix of business. In 2016, the increased reinsurance cost was reflected in the months June 2016 through May 2017. The cost of the 2017 catastrophe reinsurance program is approximately $20 million less than the 2016 program. As such, the 2017 catastrophe reinsurance cost is higher for the first five months of the year than 2016 before we recognize the benefit of the lower cost of the 2017 program starting in June 2017. We also have reinsurance costs associated with our larger risks, which could vary monthly depending upon the business written.

Net premiums earned

Net premiums earned decreased to $379.6 million for the year ended December 31, 2017 as compared to $411.7 million for the year ended December 31, 2016. The decrease in net premiums earned is primarily attributable to the decrease in the amount of premium in force at December 31, 2017 as compared to 2016, coupled with the increased ceded premiums earned and partially offset by the additional net premium earned associated with the NBIC acquisition.

Net investment income

Net investment income, inclusive of realized investment gains, increased to $11.9 million for the year ended December 31, 2017 as compared to $10.9 million for the year ended December 31, 2016. The increase in net investment income is primarily due to the increase in cash and invested assets during 2017 over the prior year. The increase resulted primarily from invested proceeds associated with the Secured Notes and Convertible Notes, coupled with the additional investment income from Zephyr in 2017 due to the timing of the acquisition in 2016. A portion of the proceeds from the Secured Notes and Convertible Notes were expended during the fourth quarter of 2017 for the acquisition of NBIC Holdings.

Other revenue

Other revenue decreased to $15.2 million for the year ended December 31, 2017 as compared to $16.3 million for the year ended December 31, 2016. The decrease in other revenue is primarily due to a miscellaneous income recorded in 2016 related to the true up of a policy assumption contract upon conclusion, which was not recurring in 2017.

Total revenue

Total revenue decreased to $406.6 million for the year ended December 31, 2017 as compared to $439.0 million for the year ended December 31, 2016. The decrease in total revenue was due primarily to the reduction in premium in force by Heritage P&C throughout the year ended December 31, 2017, partially offset by additional revenue as previously described associated with the Zephyr and NBIC acquisitions and Sawgrass business assumed.

Expenses

Losses and loss adjustment expenses

Losses and LAE decreased to $201.5 million for the year ended December 31, 2017 as compared to $238.9 million for the year ended December 31, 2016. The decrease is due largely to a reduction in the number of policies in force in Miami-Dade, Broward and Palm Beach counties (“tri-county”) and an 18% reduction in the number of tri-county claims reported year over year.

Gross catastrophe losses related to Hurricanes Hermine and Matthew were $21.8 million for the year ended December 31, 2016 and increased to $28.3 million as of December 31, 2017. Catastrophe losses related to Hurricanes Hermine and Matthew were fully retained by the Company. Gross catastrophe losses related to Hurricane Irma for the year ended December 31, 2017 are estimated at approximately $560.0 million. Retained losses were $20 million pursuant to Heritage P&C’s reinsurance agreements with third parties. The Company’s vertical integration of the claims handling process mitigated a significant portion of the $20 million retention.

The Company’s losses incurred for the years ended December 31, 2017 reflects a prior year development of $12.6 million, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The Company recorded approximately $6.5 million of adverse development in 2017 for Hurricane Hermine and Matthew. The remaining $6.1 million of prior year development was primarily due to management strengthening of personal lines losses associated with Florida litigated claims, one-way attorney fees and Assignment of Benefits abuse in the Florida market.

The Company’s losses incurred during the year ended December 31, 2016 reflects a prior year deficiency of $18.8 million, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Substantially all of the unfavorable development in 2016 was from personal lines. Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach).

Policy acquisition costs

Policy acquisition costs decreased slightly to $83.9 million for the year ended December 31, 2017 as compared to $84.4 million for the year ended December 31, 2016. The Company recorded ceding commission income of $8.6 million related to NBIC as a reduction in policy acquisition expense offset by an increase attributable to having a full twelve months of policy acquisition costs related to Zephyr in 2017 compared to nine months in 2016 due to timing of that acquisition, as well as the favorable impact of assumed premiums from Citizens for the year ended December 31, 2016 which did not recur in 2017.

General and administrative expenses

General and administrative expenses increased to $71.7 million for the year ended December 31, 2017 as compared to $58.9 million for the year ended December 31, 2016. A significant portion of the increase relates to general and administrative costs associated with mergers and acquisitions. The year ended December 31, 2017 includes expenses incurred by NBIC and Zephyr for one and twelve months, respectively, whereas the year ended December 31, 2016 included no general and administrative expenses incurred by NBIC and only nine months of general and administrative expenses incurred by Zephyr. Additionally, we incurred legal, transactional, and accounting costs associated with the NBIC acquisition as well as amortization of intangible assets associated with the NBIC and Zephyr acquisitions. A smaller portion of the increase relates to costs, including systems associated with infrastructure and expansion.

Interest expense and amortization of debt issuance costs

As described in Note 11 – Long-Term Debt to our audited consolidated financial statements appearing elsewhere in this Form 10-K, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense of $10.9 million and amortization of debt issuance costs of $2.3 million for the year ended December 31, 2017. Interest expense includes approximately $0.9 million of amortization of the original issue discount related to the Convertible Notes.

Other non-operating expense, net

For the year ended December 31, 2017, the fair value of the conversion option liability coupled with the net loss on debt extinguishment amounted to approximately $42.2 million and is presented on the statement of operations as a charge to non-operating expense. For tax purposes, any financial gain or loss associated with the change in the value of the conversion option liability is neither includible or deductible when computing taxable income.

Provision for income taxes

For the years ended December 31, 2017 and 2016, we had an income tax benefit of $4.8 million and a provision for income taxes of $22.5 million, respectively. Our effective tax rate for the years ended December 31, 2017 and 2016 was 81.0% and 40.0%, respectively. The valuation change for the conversion option liability associated with the Convertible Notes for the year ended December 31, 2017 is permanently non-deductible for income tax purposes, creating a significant adverse impact on the effective tax rate for the year ended December 31, 2017. This item was offset by a favorable impact on the effective tax rate associated with the enactment of H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) which decreased the enacted federal statutory tax rate from 35% to 21%, resulting in a reduction of the Company’s net deferred tax liability. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

Net (loss) income

Our results for the year ended December 31, 2017 reflect a net loss of $1.1 million compared to net income of $33.9 million for the year ended December 31, 2016. Operating related items discussed above caused a portion of the decrease. Non-operating items, particularly non-cash change in valuation of the convertible option feature and interest expense caused $54.2 million of the decrease. These decreases were offset by a favorable effective tax rate related to the impact of re-measuring deferred tax assets and liabilities and recognition of other current benefits due to the Tax Act which decreased the enacted tax rate on corporations from 35% to 21%.

Ratios

	Year Ended December 31,
	2017	2016
Ratios to Gross Premiums Earned:
Ceded premium ratio	41.0%	35.7%
Loss ratio	31.3%	37.3%
Expense ratio	24.2%	22.4%
Combined ratio	96.5%	95.4%

Ratios to Net Premiums Earned:
Loss ratio	53.1%	58.0%
Expense ratio	41.0%	34.8%
Combined ratio	94.1%	92.8%

Ceded premium ratio

Our ceded premium ratio increased to 41.0% for the year ended December 31, 2017 compared to 35.7% for the year ended December 31, 2016.

Approximately 3.3 percentage points of the variance relates to higher reinsurance costs for the first six months of 2017 compared to 2016 due to timing of the reinsurance placement as previously discussed. The 2016 ratio also benefitted from approximately $32.1 million of Citizens assumption activity that occurred in the fourth quarter of 2015 and approximately $9.1 million in the first quarter of 2016 compared to no assumptions in the last quarter of 2016 or the throughout 2017. Citizens assumptions provided a benefit for the year ended December 31, 2016 due to the favorable timing of reinsurance costs associated with assumed premium. Additionally, the reinsurance ratio in the first half of 2017 was adversely impacted by reinstatements for the per risk treaty which were triggered by large losses.

Approximately 2 percentage points of the variance relates to the impact of the NBIC reinsurance program, which includes both gross and net quota share treaties. The quota share programs yield a larger ceded premium ratio; however, ceding commission earned on those programs serves to offset a portion of that cost.

Gross loss ratio

Our gross loss ratio decreased to 31.3% for the year ended December 31, 2017 compared to 37.3% for the year ended December 31, 2016 due to the previously discussed decrease in losses and LAE incurred for the year ended December 31, 2017 compared to 2016 while maintaining a relatively flat amount of gross earned premium.

Net loss ratio

Our net loss ratio decreased to 53.1% for the year ended December 31, 2017 compared to 58.0% for the year ended December 31, 2016, due to the previously discussed decrease in losses and LAE incurred for the year ended December 31, 2017 compared to 2016.

Gross expense ratio

Our gross expense ratio increased to 24.2% for the year ended December 31, 2017 compared to 22.4% for the year ended December 31, 2016. The increase relates to a combination of the favorable effect of Citizens take-out activity on the 2016 ratio, transaction costs associated with the NBIC acquisition in 2017 and fixed personnel and other costs which were diluted in 2016 due to higher gross earned premium. Assumptions from Citizens had a favorable impact on the 2016 expense ratio because assumed policies have no acquisition costs until the policies renew onto Heritage policy forms.

Net expense ratio

Our net expense ratio increased to 41.0% for the year ended December 31, 2017 compared to 34.8% for the year ended December 31, 2016, due to an increase in expenses associated as described above combined with a decrease in net earned premium.

Combined ratio

Our combined ratio on a gross basis increased to 96.5% for the year ended December 31, 2017 compared to 95.4% for the year ended December 31, 2016. Our combined ratio on a net basis increased to 94.1% for the year ended December 31, 2017 compared to 92.8% for the year ended December 31, 2016. The gross combined ratio increased due to the increases in the ceded premiums ratio and gross expense ratio, partially offset by a lower gross loss ratio. The increase in the net combined ratio is attributable to a higher net expense ratio as described above.

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

The Company’s losses incurred during the years ended December 31, 2016 and 2015 reflect a prior year deficiency of $18.8 million and a redundancy of $5.3 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experiences. Substantially all of the unfavorable development in 2016 was from personal lines. Also, a majority of the unfavorable development in 2016 has been isolated to the tri-county region of Florida (the counties of Miami-Dade, Broward and Palm Beach). Most of the unfavorable development in 2016 came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits). At December 31, 2015, we estimated that the personal lines ultimate loss and LAE ratio, which includes the associated IBNR would be 34.5% for the loss (accident) year 2015. As of December 31, 2016, we have revised the estimated personal lines ultimate loss ratio to be 39% for the loss year 2015, based on the re-estimation of IBNR, a 4.5 percentage point increase.

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

Net Income

For the year ended December 31, 2016, we generated net income of $33.9 million, or $1.14 earnings per diluted common share, compared to net income of $92.5 million, or $3.05 earnings per diluted common share, for the year ended December 31, 2015. The weighted average shares outstanding on a diluted basis decreased from 30.3 million shares to 29.6 million shares as of December 31, 2016, primarily due to shares purchased under our Repurchase Program. The decrease in net income is primarily due to the increase in the ceded premium ratio and the increase in our 2016 loss ratio. The primary driver for the increase in the ceded premium ratio is described below. The primary drivers for the increase in the loss ratio derived from unfavorable development on prior year loss reserves coupled with the impact of Hurricanes Hermine and Matthew and current market conditions in Florida, especially South Florida, by which assignment of benefits claims and attorney represented claims have escalated and driven up loss costs. Additionally, unfavorable loss development from the prior loss year was recorded in 2016 while favorable development for 2014 was recorded in 2015. The acquisition of ZAC was completed on March 21, 2016.

Ratios – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015
Ratios to Gross Premiums Earned:
Ceded premium ratio	35.7%	28.3%
Loss ratio	37.3%	26.9%
Expense ratio	22.4%	19.7%
Combined ratio	95.4%	74.9%

Ratios to Net Premiums Earned:
Loss ratio	58.0%	37.5%
Expense ratio	34.8%	27.5%
Combined ratio	92.8%	65.0%

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2017	2016	2015	2017 vs 2016 Change	2016 vs 2015 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$7,566	$67,122	$146,881	$(59,556)	$(79,759)
Investing activities	(7,242)	(249,416)	(86,964)	242,174	(162,452)
Financing activities	47,556	43,826	9,639	3,730	34,187
Net increase (decrease) in cash and cash equivalents	$47,880	$(138,468)	$69,556	$186,348	$(208,024)

Operating Activities

Net cash provided by operating activities for December 31, 2017 was $7.6 million as compared to net cash provided of $67.1 million during the year ended December 31, 2016. The decrease resulted primarily from cash used to pay catastrophe claims related to Hurricanes Matthew and Irma and payment of reinsurance premiums.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 was $7.2 million as compared to net cash used in of $249.4 million for the year ended December 31, 2016. The variance primarily relates to investments sold to pay for the acquisition of NBIC as well as liquidation of certain investments to pay catastrophe claims.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 was $47.6 million, as compared to $43.8 million for the year ended December 31, 2016. In August 2017, the Company entered into a debt arrangement providing net proceeds in the amount of $106 million. This was partially offset by payment of dividends to shareholders for $8.2 million and purchase of treasury stock for $61.6 million.

Taxation

Deferred Tax Liability and Current Tax Receivable

Prior to 2016, we reported a net deferred tax asset predominately arising from the portion (20%) of unearned premiums that are otherwise recognized as taxable income in advance of being earned for financial reporting purposes. In 2016 and 2017, the Company recorded a net deferred tax liability. The deferred tax liability is largely attributable to the purchase accounting impacts of the Zephyr and NBIC acquisitions which created purchased intangibles for which the Company did not obtain a tax basis. Our current year income taxes receivable is driven primarily by tax losses generated during 2017 which will be carried back to the 2015 tax year to recoup taxes paid within that year.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2017:

	Total	Less than 1 year	1-3 Years	3-5 years	More than 5 years
	(In thousands)
Convertible notes	$182,762	$6,749	$20,379	$20,379	$135,255
Secured notes	118,426	10,312	40,655	67,459	—
Mortgage loan	22,172	893	2,679	2,679	15,921
Total	$323,360	$17,954	$63,713	$90,517	$151,176

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded no allowance for uncollectible premiums at December 31, 2017 and 2016.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2017 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $149.9 million of recorded case reserves, we recorded $320.2 million of IBNR reserves as of December 31, 2017 to achieve overall gross reserves of $470.1 million. Gross IBNR for catastrophe claims was $183.5 million at December 31, 2017. At December 31, 2017, ceded IBNR and net IBNR were $223.4 million and $96.8 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

 Policy Acquisition Costs. We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy. We also earn ceding commission on our quota share reinsurance contracts, which is presented as a reduction of policy acquisition costs with any excess unearned ceding commission recognized as a liability. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

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

Our reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our prepaid reinsurance premiums over the 12-month contract period.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2017 and December 31, 2016.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2017 and December 31, 2016. Changes in interest rates subsequent to December 31, 2017 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2017 and December 31, 2016 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Our non-financial assets, such as goodwill, purchased intangible assets, and property and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Stock-Based Compensation. We recognize compensation expense under ASC 718 for stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five-year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The fair value of restricted stock awards are estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. We recorded $4.8 million, $4.8 million and $2.6 million of stock-based compensation in 2017, 2016 and 2015, respectively.

Long-term Debt and Debt issuance costs. Long-term debt is generally classified as a liability and carried at amortized cost, net of any discount and issuance costs. At issuance, a debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

Transaction costs related to issuing a debt instrument that embodies both liability and equity components are allocated to the liability and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. Debt issuance costs are capitalized and presented as a deduction from the carrying value of the debt. Both debt discount and deferred debt issuance costs are amortized to interest expense over the expected life of the debt instrument using the effective interest method. Equity issuance costs are a reduction to the proceeds allocated to the equity component.

To determine the carrying values of the liability and equity components at issuance, the Company measures the fair value of a similar liability, including any embedded features other than the conversion option, and assigns such value to the liability component. The liability component’s fair value is then subtracted from the initial proceeds to determine the carrying value of the debt instrument’s equity component, which is included in additional paid-in capital.

Any embedded feature other than the conversion option is evaluated at issuance to determine if it is probable that such embedded feature will be exercised. If the Company concludes that the exercisability of that embedded feature is not probable, the embedded feature is considered to be non-substantive and would not impact the initial measurement and expected life of the debt instrument’s liability component.

Interest. Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of its related debt. The Company may enter into interest rate exchange agreements; the amount to be paid or received under such agreements is accrued and recognized over the life of the agreements as an adjustment to interest expense.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred taxes and liabilities attributable to a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification Topic 740 ("ASC 740"), Income Taxes, to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income tax-related interest during the years ended December 31, 2017, 2016 and 2015.

On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. Tax code. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were re-measured to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods upon the date of enactment. The impact of re-measuring the deferred tax assets and liabilities from 35% to 21% along with the related effects of the tax rate change reflected in our income tax receivable created a tax benefit of approximately $21.3 million. Certain income tax effects of the Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC 740.

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

Seasonality of our Business

Our insurance business is seasonal; hurricanes typically occur during the period from June 1 through November 30 and winter storms generally impact the first and fourth quarters each year. With our catastrophe reinsurance program effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base will occur and be reflected in our financial results beginning June 1 of each year, subject to certain adjustments.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering which is December 31, 2019 (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Our investment portfolios at December 31, 2017 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2017 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$489,116	$(60,680)	(12)%
200 basis point increase	$509,213	$(40,583)	(6)%
100 basis point increase	$529,513	$(20,283)	(4)%
100 basis point decrease	$569,824	$20,028	(4)%
200 basis point decrease	$588,900	$39,104	7%
300 basis point decrease	$596,285	$46,489	8%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2017 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$163,197	30%	$161,694	30%
AA+	$101,216	19%	$100,421	19%
AA	$66,427	12%	$66,171	12%
AA-	$44,626	8%	$44,551	8%
A+	$53,197	10%	$53,114	10%
A	$38,057	7%	$37,966	7%
A-	$33,706	6%	$33,709	6%
BBB+	$27,509	5%	$27,652	5%
BBB	$12,054	2%	$12,047	2%
BBB-	$7,142	1%	$7,166	1%
BB	$704	0%	$716	0%
BB+	$1,406	0%	$1,396	0%
BB-	$500	0%	$500	0%
B+	$208	0%	$205	0%
B	$735	0%	$730	0%
No rating available	$1,774	0%	$1,758	0%
Total	$552,458	100%	$549,796	100%

Our equity investment portfolio at December 31, 2017 consists of common stocks and redeemable and nonredeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2017 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$2,017	12%
Energy	2,893	17%
Other	12,307	71%
Subtotal	$17,217	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$17,217	100%

Foreign Currency Exchange Risk

At December 31, 2017, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Heritage Insurance Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 15, 2018

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $552,458 and $576,911 in 2017 and 2016, respectively)	$549,796	$571,011
Equity securities, available for sale, at fair value (cost of $17,547 and $34,190 in 2017 and 2016, respectively)	17,217	31,971
Total investments	567,013	602,982
Cash and cash equivalents	153,697	105,817
Restricted cash	20,833	20,910
Accrued investment income	5,057	4,764
Premiums receivable, net	67,757	42,720
Reinsurance recoverable on paid and unpaid claims	357,357	—
Prepaid reinsurance premiums	227,764	106,609
Income taxes receivable	37,338	10,713
Deferred policy acquisition costs, net	41,678	42,779
Property and equipment, net	18,748	17,179
Intangibles, net	101,626	26,542
Goodwill	152,459	46,454
Other assets	19,883	5,775
Total Assets	$1,771,210	$1,033,244
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$470,083	$140,137
Unearned premiums	475,334	318,024
Reinsurance payable	17,577	96,667
Long-term debt, net	184,405	72,905
Deferred income tax	34,333	3,003
Advance premiums	23,648	18,565
Accrued compensation	16,477	4,303
Accounts payable and other liabilities	169,537	21,681
Total Liabilities	$1,391,394	$675,285

Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,560,004 shares issued and 25,885,004 outstanding at December 31, 2017 and 29,740,441 shares issued and 28,840,443 outstanding at December 31, 2016	3	3
Additional paid-in capital	294,836	205,727
Accumulated other comprehensive loss	(3,064)	(5,018)
Treasury stock, at cost, 7,099,597 shares at December 31, 2017 and 1,759,330 shares at December 31, 2016	(87,185)	(25,562)
Retained earnings	175,226	182,809
Total Stockholders' Equity	379,816	357,959
Total Liabilities and Stockholders' Equity	$1,771,210	$1,033,244

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2017	2016	2015
REVENUES:
Gross premiums written	$625,565	$626,704	$586,098
Change in gross unearned premiums	17,739	13,814	(61,358)
Gross premiums earned	643,304	640,518	524,740
Ceded premiums	(263,740)	(228,797)	(148,472)
Net premiums earned	379,564	411,721	376,268
Net investment income	11,332	9,181	7,421
Net realized gains	564	1,733	1,508
Other revenue	15,163	16,323	9,595
Total revenues	406,623	438,958	394,792
EXPENSES:
Losses and loss adjustment expenses	201,482	238,862	141,191
Policy acquisition costs	83,892	84,421	57,186
General and administrative expenses	71,714	58,910	46,125
Total expenses	357,088	382,193	244,502
Operating income	49,535	56,765	150,290
Interest expense, net	13,210	362	—
Other non-operating expense, net	42,217	—	—
(Loss) income before income taxes	(5,892)	56,403	150,290
(Benefit) provision for income taxes	(4,773)	22,538	57,778
Net (loss) income	$(1,119)	$33,865	$92,512
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	5,688	(3,120)	(4,606)
Reclassification adjustment for net realized investment gains	(564)	(1,733)	(1,508)
Income tax (expense) benefit related to items of other comprehensive income	(3,170)	1,868	2,358
Total comprehensive income	$835	$30,880	$88,756
Weighted average shares outstanding
Basic	26,798,465	29,632,171	30,056,491
Diluted	26,798,465	29,634,349	30,326,468
(Loss) earnings per share
Basic	$(0.04)	$1.14	$3.08
Diluted	$(0.04)	$1.14	$3.05

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2014	29,794,960	$3	$188,342	$65,021	$—	$1,723	$255,089
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,756)	(3,756)
Issuance of 79,850 shares of stock in connection with the acquisition of BRC Restoration	79,850	—	2,000	—	—	—	2,000
Exercise of stock options and warrants	566,600	—	8,900	—	—	—	8,900
Stock-based compensation	—	—	2,647	—	—	—	2,647
Excess tax benefit on stock-based compensation	—	—	739	—	—	—	739
Dividends declared on common stock	—	—	—	(1,578)	—	—	(1,578)
Net income	—	—	—	92,512	—	—	92,512
Balance at December 31, 2015	30,441,410	3	202,628	155,955	—	(2,033)	356,553
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,985)	(2,985)
Stock buy-back	(1,759,330)	—	—	—	(25,562)	—	(25,562)
Shares tendered for income tax withholding	(66,637)	—	(977)	—	—	—	(977)
Stock-based compensation on vested restricted stock	225,000	—	4,815	—	—	—	4,815
Dividends declared on common stock	—	—	—	(7,011)	—	—	(7,011)
Excess tax expense on stock-based compensation	—	—	(739)	—	—	—	(739)
Net income	—	—	—	33,865	—	—	33,865
Balance at December 31, 2016	28,840,443	3	205,727	182,809	(25,562)	(5,018)	357,959
Net unrealized change in investments, net of tax	—	—	—	—	—	1,954	1,954
Stock buy-back	(5,340,267)	—	—	—	(61,623)	—	(61,623)
Shares tendered for income tax withholding	(87,067)	—	(1,599)	—	—	—	(1,599)
Stock-based compensation on vested restricted stock	225,000	—	4,815	—	—	—	4,815
Stock issued in connection with acquisition of business	2,222,215	—	40,000	—	—	—	40,000
Reclassification of derivative liability to equity	—	—	51,641	—	—	—	51,641
Deferred tax on convertible debt	—	—	(6,165)				(6,165)
Dividends declared on common stock	—	—	—	(6,464)	—	—	(6,464)
Exercise of stock options	24,680	—	417	—	—	—	417
Net loss	—	—	—	(1,119)	—	—	(1,119)
Balance at December 31, 2017	25,885,004	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net (loss) income	$(1,119)	$33,865	$92,512
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	4,815	4,815	2,647
Bond amortization and accretion	8,810	8,016	6,246
Amortization of original issuance discount on debt	2,314	—	—
Depreciation and amortization	7,742	8,976	1,350
Bad debt recovery	—	—	(250)
Net realized gains	(564)	(1,733)	(1,508)
Change in fair value of option feature	41,013	—	—
Net loss on repurchase of debt	1,203	—	—
Deferred income taxes, net of acquired	19,619	3,103	1,016
Changes in operating assets and liabilities:
Accrued investment income	303	(1,355)	(792)
Premiums receivable, net	(910)	(10,754)	(10,287)
Restricted cash	77	(7,825)	(8,746)
Prepaid reinsurance premiums	16,223	(23,300)	(35,369)
Reinsurance premiums receivable and recoverable	(284,284)	—	—
Income taxes receivable	(28,598)	(10,713)	—
Deferred policy acquisition costs, net	1,101	(7,979)	(10,430)
Other assets	(4,907)	177	(2,594)
Unpaid losses and loss adjustment expenses	236,142	56,415	32,253
Unearned premiums	(17,740)	(13,814)	61,358
Reinsurance payable	(79,106)	36,457	43,097
Accrued interest	3,217	—	—
Income taxes payable	—	(2,092)	(10,716)
Accrued compensation	3,355	779	1,863
Advance premiums	3,155	4,336	6,995
Other liabilities	75,703	(2,244)	(15,524)
Net cash provided by operating activities	7,566	67,122	146,881
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	349,906	180,190	151,307
Purchases of investments available for sale	(215,844)	(317,666)	(237,946)
Proceeds from sale of investment in mortgage loan	—	—	6,849
Acquisition of a business, net of cash acquired	(140,919)	(110,319)	(6,000)
Cost of property and equipment acquired	(385)	(1,621)	(1,174)
Net cash used in investing activities	(7,242)	(249,416)	(86,964)
FINANCING ACTIVITIES
Proceeds from convertible notes	136,750	77,910	—
Repurchase of convertible notes	(25,189)	—	—
Debt acquisition costs	(5,609)	—	—
Proceeds from mortgage loan	12,658	—	—
Proceeds from exercise of stock options	417	—	8,900
Excess tax expense on stock-based compensation	—	(739)	739
Shares tendered for income tax withholding	(1,599)	(977)	—
Purchase of treasury stock	(61,623)	(25,562)	—
Dividends	(8,249)	(6,806)	—
Net cash provided by financing activities	47,556	43,826	9,639
Increase (decrease) in cash and cash equivalents	47,880	(130,460)	75,796
Cash and cash equivalents, beginning of period	105,817	236,277	160,481
Cash and cash equivalents, end of period	$153,697	$105,817	$236,277
Supplemental Cash Flows Information:
Income taxes paid, net	$4,500	$31,912	$68,824
Interest paid	$4,054	$—	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Original issue discount on convertible notes	$16,838	$—	$—
Issuance of shares for consideration in the acquisition of a business	$40,000	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

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

Our insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), Narragansett Bay Insurance Company (“NBIC”) and Pawtucket Insurance Company (“PIC”). Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiaries’ business; Contractors’ Alliance Network, LLC, our vendor network manager, which includes BRC Restoration Specialists, Inc., our restoration service; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd, our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”); NBIC Holdings, Inc., NBIC Service Company which provides services to NBIC and Westwind Underwriters, Inc., an inactive subsidiary of NBIC Holdings, Inc.

Our primary products are personal and commercial residential insurance, which we currently offer in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We conduct our operations under a single reporting segment.

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

Restricted Cash

As of December 31, 2017 and 2016, restricted cash was $20.8 million and $20.9 million, respectively. Heritage P&C holds approximately $18.3 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit certain installments of reinsurance premiums into a trust account.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2017. Changes in interest rates after December 31, 2017 may affect the fair value of the Company’s investments.

The Company believes the carrying amounts of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values at December 31, 2017 and 2016, due to the immediate or short-term maturity of these instruments.

The Company’s non-financial assets, such as goodwill and property, plant and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized. Long term debt is recorded at carrying value, see Note 11 – Long-Term Debt for addition information.

Premiums

The Company records direct and assumed premiums written as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

In a one-time only transaction on September 1, 2017, the Company took over approximately 19,000 policies representing approximately $30.0 million in annualized premiums from Sawgrass Mutual Insurance Company.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded no allowance for the years ended December 31, 2017 and 2016, respectively. Bad debt expense (recovery) related to uncollectible premiums was $0, $250,000 and $(250,000) for the years ended December 31, 2017, 2016 and 2015, respectively.

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

NBIC earns ceding commission on its gross and net quota share reinsurance contracts. Our policy is to offset policy acquisition costs reported on the consolidated statement of operations and comprehensive income by ceding commission income. Ceding commission income is deferred and recognized over the quota share contract period. The amount and rate of ceding reinsurance commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

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

Business Acquisition

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the fair value of the acquired business. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors and when appropriate, valuations performed by independent third-party appraisers. Assets acquired and liabilities assumed in connection with business combinations are recorded based on their respective fair values at the date of acquisition.

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

The Company remains liable for claims payments if any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economics characteristics of the reinsurers to minimize its exposure to significant loses from reinsurers insolvencies. The Company contracts with several reinsurers to secure its annual reinsurance coverage, which the excess of loss treaties generally becomes effective June 1st each year. The Company purchases reinsurance each year taking into consideration probable maximum losses and reinsurance market condition.

Other revenue

Our insurance affiliates may charge policyholders a policy fee on each policy written; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and records the fees as income when collected. Other income includes rental income due under non-cancelable leases for space at the Company’s commercial property.

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

The Company’s reinsurance agreements are generally short-term, prospective contracts. The Company records an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of new reinsurance agreements. The Company amortizes its prepaid reinsurance premiums over the 12-month contract period.

When the Company incurs losses recoverable under its reinsurance program, the Company records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of the Company’s liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to the estimate of unpaid losses. Given that an estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to the Company’s reserves for unpaid losses, a reasonable possibility exists that an estimated recovery may change significantly from initial estimates.

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2017, 2016 and 2015.

Assessment

Guaranty fund and other insurance-related assessments imposed upon the Company’s insurance company affiliates are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover guaranty or other insurance-related assessments, the Company in turn submits a plan for recoupment to the Insurance Commissioner for approval and upon approval, begins collecting a policy surcharge that will allow it to collect the prior years assessments. There were no assessments during the periods presented.

The Company collects other assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Long-Term Debt

A long-term debt instrument with embedded features such as conversion and redemption options is evaluated to determine whether bifurcation and derivative accounting is applicable. If such instrument is not subject to derivative accounting, it is further evaluated to determine if the Company is required to separately account for the liability and equity components.

To determine the carrying values of the debt and derivative components at issuance, the Company measures the fair value of a similar liability, including any embedded features other than the conversion option, and assigns such value to the liability or equity component. The liability component’s fair value is then subtracted from the initial proceeds to determine the carrying value of the debt instrument’s derivative component. The conversion option liability is revalued each quarter. Any gain or loss is recorded as a non-operating expense on the Consolidated Statements of Operations and Comprehensive Income. On December 1, 2017, the derivative liability initially recognized in August 2017 was reevaluated and reclassified to equity. see Note 11. Long-Term Debt.

Debt Issuance and Discount Costs

In connection with the issuance of the Secured Notes and Convertible debt, the debt issuance and discount costs are reflected on the balance sheet as an offset to long-term debt, and amortized using the effective interest method over the life of the underlying debt instrument.

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

Earnings Per Share

The Company reports both basic earnings per share and diluted earnings per share. To calculate basic earnings per share, the Company divides net income attributable to common shareholders by the weighted-average number of shares outstanding during the period, including vested restricted shares. The Company calculates diluted earnings per share by dividing net income attributable to common shareholders by the weighted-average number of shares, and the effect of share equivalents, vested and unvested restricted shares and convertible notes outstanding during the period using the treasury stock method to calculate common stock equivalents.

Income tax

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred taxes and liabilities attributable to a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification Topic 740 ("ASC 740"), Income Taxes, to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which makes broad and complex changes to the U.S. Tax code. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were re-measured to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods upon the date of enactment.

Concentrations of Risk

The Company’s current operations subject us to the following concentrations of risk:

•	Revenue—The Company writes residential property and liability policies exclusively.
•

Geographic—The Company writes its premium in coastal states in the southeastern and northeastern United States and Hawaii, with over 95% of the premium written in Florida, Massachusetts, New Jersey, New York, and Hawaii.

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

With regard to cash, the Company had $138.4 million and $123.4 million in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits at December 31, 2017 and 2016, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250,000.

Reclassification

Certain amounts in the consolidated financial statements for the period from December 31, 2016 have been reclassified to conform to the classification used to prepare the consolidated financial statements for the year ended December 31, 2017. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its consolidated financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In March 2018, the FASB issued ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980). Amendments to SEC paragraph Pursuant to SEC Staff Accounting Bulletin No. 177 and SEC Release No 33-9273, the amendment of ASU 2018-04 adds, amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company does not anticipate the adoption of ASU 2018-04 will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-03, Recognition and Measurement of Financial Assets and Financial Liabilities, Technical Corrections and Improvements to Financial Instruments (Topic 825-10). The amendment clarifies that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820. In addition, the amendment clarifies that the prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied, an insurance entity subject to the guidance in Topic 944 and should apply a prospective transition method when applying the amendments related to equity securities without a readily determinable fair value. The Company should apply the selected prospective transition method consistently to the entire population of equity securities for which the measurement alternative is elected. The guidance is effective for the interim period beginning after June 15, 2018. Early adoption is permitted for fiscal years beginning after December 15, 2017. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In addition, under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. This new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805). Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. The impact of this guidance will be determined by the terms of any future acquisitions.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company currently is reporting $20.1 million in restricted cash on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Lease Accounting, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU, which will significantly change the income statement impact of equity investments held by an entity, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee) and an assessment of a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The standard is effective for the Company in the first quarter of 2018.

The effect of adopting this guidance will be determined by the level of unrealized gains or losses associated with equity investments with readily determinable market values. Such unrealized gains or losses will be recognized upon adoption as a cumulative-effect adjustment with future unrealized gains or losses reflected in the statement of operations and comprehensive income. Refer to Note 3 for the status of such unrealized gains and losses levels that are currently recognized as other accumulated comprehensive income.

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

Note 2.	Business Acquisitions

Acquisition of NBIC

On November 30, 2017, the Company completed the acquisition of all the outstanding capital stock of NBIC Holdings, Inc., the parent company of Narragansett Bay Insurance Company, a leading specialty underwriter of personal residential insurance products and services in several states in the northeastern United States. The acquisition resulted in NBIC becoming a wholly-owned subsidiary of the Company (the “Acquisition”). The Company completed the NBIC Acquisition pursuant to the previously disclosed Agreement and Plan of Merger, dated as of August 8, 2017, by and among the Company, Gator Acquisition Merger Sub, Inc., NBIC and PBRA, LLC, in its capacity as Stockholder Representative (the “Merger Agreement”). The completion of the NBIC acquisition represents a significant advancement in executing our geographic diversification strategy by leveraging our combined platform to accelerate growth along the Eastern region.

The purchase price for the Acquisition was $250 million, including $210 million in cash, plus 2,222,215 shares of the Company’s common stock (Stock Consideration”) with an aggregate value of $40 million, subject to a post-closing book value adjustment. The Stock Consideration was issued at closing in an exempt private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. On February 12, 2018, the Company received notice of effectiveness from the Securities and Exchange Commission (“SEC”) on its Form S-3 registering the resale of the common stock initially filed on December 2, 2017. In accordance with the Merger Agreement, 687,802 shares from the Stock Consideration were placed into an escrow account to secure any amounts payable pursuant to the post-closing book value adjustment provisions.

The transaction was accounted for using the acquisition method of accounting, which requires, assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Goodwill is not deductible for tax purposes, but is subject to annual impairment tests using a fair-value based approach.

The table below presents the Company’s the fair values of NBIC’s tangible and intangible assets acquired and liabilities assumed. The operations of NBIC are included in our audited consolidated statement of operations and comprehensive income effective November 30, 2017.

The following table summarizes the allocation of the purchase price as of the balance sheet date:

Purchase Consideration
Cash and stock, net of cash acquired	$180,919
Assets acquired
Investments	$101,215
Premiums and agent's receivable	24,127
Other assets	13,173
Prepaid reinsurance premiums	137,378
Reinsurance recoverable on paid and unpaid claims	73,073
Intangible assets	81,240
Total assets acquired	$430,206
Liabilities assumed
Unpaid losses and loss adjustment expenses	93,804
Unearned premiums	175,050
Reinsurance payable	16
Deferred revenue	57,809
Accounts payable	12,913
Other liabilities assumed	15,701
Total liabilities assumed	$355,293
Net assets acquired	$74,914
Goodwill (1)	106,005
Total purchase price, net of cash acquired	$180,919
1.	Goodwill largely consists of expected synergies and economies of scale resulting from the business combination

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the NBIC acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including depreciation and amortization expense and income taxes. The pro forma amounts for the twelve month period below exclude acquisition-related charges. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what have been if the acquisitions had occurred as of January 1, 2016, nor are they indicative of future results of operations.

	Year Ended December 31,
	2017	2016
	(in thousands, except per share)
Revenue	$456,560	$511,663
Net income	$13,844	$42,397
Basic, earnings per share	$0.48	$1.33
Diluted, earnings per share	$0.47	$1.33

The following table summarizes the results of the acquired NBIC operations since the acquisition date that have been included within our consolidated statement of operations.

November 30, 2017 to December 31, 2017
(in thousands)
Total revenue	$5,475
Net income	$9,121

Net income includes a tax benefit of $2.2 million due to the application of the Tax Act.

Acquisition of ZAC

On March 21, 2016, the Company acquired 100% of the outstanding stock of ZAC and its wholly-owned subsidiary, Zephyr, in exchange for approximately $110.3 million, net of cash acquired. Zephyr is a specialty property insurance provider that offers policies for residential customers in Hawaii that only cover the peril of windstorm-hurricane events. The purchase consideration for this acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $76.5 million in investments, $31.8 million in identifiable intangibles assets and a residual amount of goodwill of approximately $38.4 million offsets by $43.2 million in assumed liabilities. This acquisition furthers the Company’s strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

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

	Year Ended December 31,
	2016	2015
	(in thousands, except per share)
Revenue	$447,780	$432,070
Net income	$36,817	$104,722
Basic, earnings per share	$1.24	$3.48
Diluted, earnings per share	$1.24	$3.45

Acquisition of BRC Restoration Specialists, Inc.

On July 31, 2015, the Company acquired BRC Restoration Specialists, Inc., a Florida based provider of restoration services and emergency and recovery assistance for a purchase price in aggregate of $8 million in cash and common stock. The Company issued 79,850 shares of its common stock to BRC at a fair value of $2.0 million as part of the purchase price and paid in cash $6.0 million. For the purchase price allocation, the Company utilized a third party to calculate the valuation. The purchase consideration for the BRC acquisition has been allocated to the estimated fair market value of the net assets acquired, including approximately $2.2 million in identifiable intangibles assets (brand, customer relations and non-compete), and a residual amount of goodwill of approximately $5.7 million.

Note 3.	Investments

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at December 31, 2017 and December 31, 2016:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	$39,445	$7	$572	$38,880
States, municipalities and political subdivisions	76,876	104	569	76,411
Special revenue	269,277	524	2,124	267,677
Industrial and miscellaneous	162,093	668	633	162,128
Redeemable preferred stocks	4,767	4	71	4,700
Total fixed maturities	552,458	1,307	3,969	549,796
Nonredeemable preferred stocks	14,450	69	195	14,324
Equity securities	3,098	64	269	2,893
Total equity securities	17,548	133	464	17,217
Total investments	$570,006	$1,440	$4,433	$567,013

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	$107,968	$29	$449	$107,548
States, municipalities and political subdivisions	281,935	298	4,872	277,361
Special revenue	53,726	29	759	52,996
Industrial and miscellaneous	129,687	535	577	129,645
Redeemable preferred stocks	3,595	15	149	3,461
Total fixed maturities	576,911	906	6,806	571,011
Nonredeemable preferred stocks	14,935	40	460	14,515
Equity securities	19,255	1,197	2,996	17,456
Total equity securities	34,190	1,237	3,456	31,971
Total investments	$611,101	$2,143	$10,262	$602,982

Special revenue instruments include U.S. government associated mortgage backed securities.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s realized gains (losses) by major investment category as of December 31, 2017 and 2016, respectively:

	2017		2016
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Year Ended December 31,
Fixed maturities	$2,732	$705,138	$2,782	$70,728
Equity securities	2,131	31,231	108	8,337
Total realized gains	4,863	736,369	2,890	79,065
Fixed maturities	(363)	56,354	(253)	15,496
Equity securities	(3,936)	11,806	(904)	5,098
Total realized losses	(4,299)	68,160	(1,157)	20,594
Net realized gains	$564	$804,529	$1,733	$99,659

The table below summarizes the Company’s fixed maturities at December 31, 2017 and 2016 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$81,783	15%	$81,668	15%
Due after one year through five years	169,452	31%	168,671	31%
Due after five years through ten years	154,400	28%	153,463	28%
Due after ten years	146,823	26%	145,994	26%
Total	$552,458	100%	$549,796	100%

	December 31, 2016
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$158,517	28%	$158,496	28%
Due after one year through five years	173,221	30%	172,309	30%
Due after five years through ten years	145,299	25%	142,259	25%
Due after ten years	99,874	17%	97,947	17%
Total	$576,911	100%	$571,011	100%

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2017, 2016 and 2015, respectively:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Fixed maturities	$10,368	$8,709	$6,960
Equity securities	1,922	1,955	1,811
Cash, cash equivalents and short-term investments	960	226	258
Other investments	197	21	259
Net investment income	13,447	10,911	9,289
Investment expenses	2,115	1,730	1,868
Net investment income, less investment expenses	$11,332	$9,181	$7,421

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

The following table presents an aging of the Company’s unrealized investment losses by investment class as of December 31, 2017 and December 31, 2016:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	53	$284	$20,053	24	$289	$9,294
States, municipalities and political subdivisions	51	359	49,803	8	210	10,503
Industrial and miscellaneous	284	376	87,898	38	256	11,788
Special revenue	295	777	133,580	183	1,347	69,359
Redeemable preferred stocks	41	66	3,987	17	5	61
Total fixed maturities	724	1,862	295,321	270	2,107	101,005
Nonredeemable preferred stocks	127	188	10,047	6	7	159
Equity securities	11	46	677	12	223	1,095
Total equity securities	138	$234	$10,724	18	$230	$1,254
Total	862	$2,096	$306,045	288	$2,337	$102,259

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2016
U.S. government and agency securities	35	$448	$24,649	2	$1	$200
States, municipalities and political subdivisions	265	4,869	220,034	2	3	1,497
Industrial and miscellaneous	161	571	56,996	2	6	974
Special revenue	189	631	44,712	11	129	1,828
Redeemable preferred stocks	19	143	2,425	1	6	212
Total fixed maturities	669	6,662	348,816	18	145	4,711
Nonredeemable preferred stocks	77	439	11,298	5	20	234
Equity securities	26	191	2,542	29	2,805	7,317
Total equity securities	103	$630	$13,840	34	$2,825	$7,551
Total	772	$7,292	$362,656	52	$2,970	$12,262

The Company is required to maintain assets on deposits with various regulatory authorities to support its insurance and reinsurance operations.

Note 4.	Goodwill and Other Intangible Assets

As of December 31, 2017, and 2016 goodwill was $152.5 million and $46.5 million, respectively, and intangible assets were $101.6 million and $26.5 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Goodwill
(in thousands)
Balance as of December 31, 2015	$8,028
Goodwill acquired	38,426
Impairment	—
Balance as of December 31, 2016	$46,454
Goodwill acquired	106,005
Impairment	—
Balance as of December 31, 2017	$152,459

Other intangible assets

Our intangible assets resulted primarily from the acquisitions of ZAC and NBIC Holdings and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-compete, value of acquired business and insurance license. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2017 and 2016, respectively (amounts in thousands):

December 31, 2017	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	14	$1,210	$(195)	$1,015
Agent relationships	10	15,500	(789)	14,711
Renewal rights	15	57,200	(2,162)	55,038
Customer relations	8	870	(211)	659
Trade names	10	9,000	(408)	8,592
Value of business acquired	1	25,400	(9,083)	16,317
Non-compete	2	4,790	(811)	3,979
Total intangible assets		$113,970	$(13,659)	$100,311

(1)	Excludes insurance license valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

December 31, 2016	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	15	$1,210	$(114)	$1,096
Agent relationships	12	4,800	(300)	4,500
Renewal rights	15	16,600	(830)	15,770
Customer relations	10	870	(123)	747
Trade names	10	2,000	(150)	1,850
Value of business acquired	1	7,600	(5,700)	1,900
Non-compete	2.5	790	(286)	504
Total intangible assets		$33,870	$(7,503)	$26,367
(1)	Excludes insurance license valued at $175,000 and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018	$24,776
2019	$8,208
2020	$6,365
2021	$6,351
2022	$6,351
Thereafter	$48,260
$100,311

Amortization expense of intangible assets was $6.2 million and $7.4 million for the years ended December 31, 2017 and 2016, respectively.

Note 5.	Earnings Per Share

The following table sets forth the computation of basic and diluted EPS for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015
Basic earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(1,119)	$33,865	$92,512
Weighted average shares outstanding	26,798,465	29,632,171	30,056,491
Basic (loss) earnings per share:	$(0.04)	$1.14	$3.08

Diluted earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(1,119)	$33,865	$92,512
Weighted average shares outstanding	26,798,465	29,632,171	30,056,491
Weighted average dilutive shares	—	2,178	269,977
Total weighted average dilutive shares	26,798,465	29,634,349	30,326,468
Diluted (loss) earnings per share:	$(0.04)	$1.14	$3.05

Due to the net loss for 2017, dilutive loss per share is the same as basic due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The Company had 8,424,598, 2,049,923 and 2,274,923 of antidilutive shares for the three years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended December 31, 2017 and 2016, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2017	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$38,880	$359	$38,521	$—
States, municipalities and political subdivisions	76,411	—	76,411	—
Special revenue	267,677	—	267,677	—
Industrial and miscellaneous	162,128	—	162,128	—
Redeemable preferred stocks	4,700	—	4,700	—
Total fixed maturities investments	$549,796	$359	$549,437	$—
Nonredeemable preferred stocks	14,324	14,324	—	—
Equity securities	2,893	2,893	—	—
Total equity securities	$17,217	$17,217	$—	$—
Total investments	$567,013	$17,576	$549,437	$—

December 31, 2016	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$107,548	$103,997	$3,551	$—
States, municipalities and political subdivisions	277,361	—	277,361	—
Special revenue	52,996	—	52,996	—
Industrial and miscellaneous	129,645	—	129,645	—
Redeemable preferred stocks	3,461	3,461	—	—
Total fixed maturities investments	$571,011	$107,458	$463,553	$—
Nonredeemable preferred stocks	14,515	14,515	—	—
Equity securities	17,456	17,456	—	—
Total equity securities	$31,971	$31,971	$—	$—
Total investments	$602,982	$139,429	$463,553	$—

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. During 2017 and 2016 these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, VOBA, non-compete and goodwill. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2017, 2016 and 2015 except for certain fair value measurements during 2016 and 2015 following the acquisition of Zephyr and BRC, respectively. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Note 7.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
	(In thousands)
Land	$2,582	$2,582
Building	12,148	10,301
Computer hardware and software	4,093	3,113
Office furniture and equipment	759	759
Tenant and leasehold improvements	3,660	3,334
Vehicle fleet	815	842
Total, at cost	24,057	20,931
Less: accumulated depreciation and amortization	5,309	3,752
Property and equipment, net	$18,748	$17,179

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1.6 million, $1.6 million, $1.3 million, respectively. The Company’s real estate consists of 15 acres of land, five buildings with a gross area of 229,000 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2018	$2,458
January 1 to December 31, 2019	2,461
January 1 to December 31, 2020	2,521
January 1 to December 31, 2021	2,581
January 1 to December 31, 2022	2,636
Thereafter	2,063
$14,720

Note 8.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called Deferred Policy Acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called Deferred Reinsurance Ceding Commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
	(In thousands)
Beginning Balance	$42,779	$34,800
Policy acquisition costs incurred	82,791	92,400
Amortization	(83,892)	(84,421)
Ending Balance	$41,678	$42,779

Note 9.	Reinsurance

The Company’s reinsurance program is designed, utilizing the Company’s risk management methodology, to address its exposure to catastrophes or large non-catastrophic losses. The Company’s program provides reinsurance protection for catastrophes including hurricanes, tropical storms, tornadoes and winter storms. The Company’s reinsurance agreements are part of its catastrophe management strategy, which is intended to provide its stockholders an acceptable return on the risks assumed in its property business, and to reduce variability of earnings, while providing protection to the Company’s policyholders.

2017 – 2018 Reinsurance Program

Heritage P&C and Zephyr Program

          The Company placed its reinsurance program for the period from June 1, 2017 through May 31, 2018 during the second quarter of 2017. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer writing property insurance in multiple states, and Zephyr, a Hawaii based insurer. The programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage is specific to each insurer unless otherwise noted. The 2017-2018 reinsurance program provides, including retention, first event coverage up to $1.75 billion in Florida, first event coverage up to $731 million in Hawaii, and multiple event coverage up to $2.6 billion. This coverage exceeds the requirements established by the Company’s rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, and the Hawaii Insurance Division. For the twelve months ending May 31, 2018, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage.

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

Layers above the FHCF - Florida program

•

2017-1 Notes: During March 2017, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three-years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The notes provide $125 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three-years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provide $150 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $254 million of reinsurance coverage purchased on this basis, which the Company is able to reinstate one time through the payment of a reinsurance reinstatement premium.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $984 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted The Company paid a reinsurance reinstatement premium for $606 million of this coverage , which can be a reinstated one time. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

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

•

Shared Layers above retention. Immediately above the retention, the Company has purchased $372 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinsurance reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352 million of this reinsurance one time. There is $20 million of shared coverage subject to a seasonal aggregate of $68 million.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $302 million of reinsurance coverage purchased on this basis, of which $254 million can be reinstated through the payment of reinsurance restatement premium. The multi-zonal occurrence layer provides first and second event coverage of $254 million for Hawaii and second event coverage of $254 million for Florida. A Top and Aggregate multi-zonal layer provides first event coverage of $48 million for Hawaii and second or subsequent event coverage of $48 million for Florida.

•	Top Hawaii only layer. Zephyr has an additional layer purchased from third party reinsurers which provides $26 million of coverage for Hawaii only losses. This layer has one free reinstatement.
•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $700 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private Layers, Multi-Zonal, Hawaii Only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $632 million can be reinstated through the payment of a reinsurance premium.

For a first catastrophic event striking Florida, our reinsurance program provides coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage up to $731 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632 million of limit purchased in 2017 includes reinstatement through the purchase of reinsurance reinstated premium. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF coverage and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for Alabama, Georgia, North Carolina and South Carolina.

         In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250 million of coverage for two-year period and $160 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

       Per Risk Coverage: The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9 million and total limit for all losses is $27 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10 million for any commercial properties it insured where the total insured value exceeded $10 million.

NBIC Program

NBIC, our insurance subsidiary located in Rhode Island, provides property insurance coverage in the states of Connecticut, Massachusetts, New Jersey, New York and Rhode Island. NBIC’s catastrophe reinsurance program provides coverage for loss occurrences up to $1 billion (1:100-year event) on the first event and includes automatic reinstatement protection. The program includes coverage for catastrophic events such as severe winter storms, hurricanes and tornadoes. During 2017, NBIC’s net retention for a catastrophic event of up to $1.0 billion is $1.3 million.  NBIC’s reinsurance program also covers non catastrophic losses. A summary of NBIC’s combined reinsurance protection follows.  The reinsurance program is placed with strong participation from leading reinsurers across global markets with no one reinsurer exceeding 10%. The reinsurance partners are all rated A- to A+ by Standard and Poor’s.

Property Catastrophe Excess of Loss

NBIC’s property catastrophe program protects NBIC from the aggregation of losses in a single occurrence.  Reinstatement provisions (one reinstatement at 100% of premium) on the first three layers and a portion of the fourth layer provides protection for NBIC from a second catastrophic event.  The program is 81.25% placed, with the remaining 18.75% of catastrophe protection coming from NBIC’s gross quota share contract.  NBIC’s net retention of $20 million is further reduced with a net quota share reinsurance contract described below.

Reinstatement Premium Protection

NBIC’s Reinstatement Premium Protection locks in the cost of a potential reinstatement premium charge that would occur should an event trigger catastrophe reinsurance.  NBIC buys reinstatement premium protection for the first three layers and a portion of the fourth catastrophe excess of loss layers.

Aggregate Contract

For the year ended December 31, 2017, NBIC had 25% of an Aggregate contract, in two sections:

•	Section 1: $20 million excess $21.5 million in the aggregate for all catastrophe losses excluding named tropical storms.
•	Section 2: $12 million excess $8 million for named tropical storm losses.

NBIC placed 25% of an aggregate contract on December 31, 2017, expiring May 31, 2018.  The limit on the contract is $13.5 million, retention of $18.5 million and franchise deductible of $1.0 million.

Gross Quota Share

NBIC purchased an 18.75% gross account quota share reinsurance treaty which provides ground up loss recoveries of up to $1 billion.

Net Lines Quota Share

NBIC’s net lines quota share is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.)  An occurrence limit of $20 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 60% of net premiums and losses during 2017 to the Net Quota Share. The net quota share program was renewed on December 31, 2017 ceding 49.5% of the net premiums and losses and 8% of the prior year quota share will runoff.

General Excess of Loss

NBIC’s general excess of loss reinsurance protects NBIC from single risk losses, both property and casualty.  The casualty coverage provided by this contract also responds on a “Clash” basis, meaning that multiple policies involved in a single loss occurrence can be aggregated into one loss and applied to the reinsurance contract. The coverage is in two layers in excess of NBIC’s retention of the first $300,000 of loss.  The first layer is $450,000 excess $300,000 and the second layer is $2.75 million excess $750,000 (Casualty second layer is $1.25 million excess $750,000).  Both layers are 81.25% placed with the gross quota share providing the additional 18.75% coverage.

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $2.5 million.

Product specific reinsurance for Umbrella and Home Systems Protection

NBIC’s umbrella facultative program protects NBIC’s Umbrella Liability business through the quota share reinsurance contract. NBIC has limits of liability of up to $1 million with 90% quota share, subject to an additional limit of liability of up to $4 million with 100% quota share. The home system protection (HSP) product is designed to protect customers from sudden and accidental mechanical breakdowns to furnaces, boilers, HVAC systems, home entertainment systems, pool heating and filtering equipment, and other mechanical systems that are not covered by standard homeowners’ insurance policies. The coverage is included in NBIC’s base policy and is 100% reinsured through Hartford Steam Boiler.

2016 - 2017 Reinsurance Program

The Company placed its reinsurance program for the period from June 1, 2016 through May 31, 2017 during the second quarter of 2016. This reinsurance program incorporated the catastrophe risk of our two insurance subsidiaries, Heritage P&C and Zephyr into one reinsurance structure. The programs were incorporated into one reinsurance structure and was allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage was shared by both insurers unless otherwise noted. The 2016-2017 reinsurance program provides, including retention, first event coverage up to $1.9 billion in Florida, first event coverage up to $1.1 billion in Hawaii, and multiple event coverage up to $3.1 billion.

The reinsurance program, which was segmented into layers of coverage, protected the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2016-2017 reinsurance program incorporated the mandatory coverage required by law to be placed with FHCF, which was available only for Florida catastrophe risk. For the 2016 hurricane season, the Company reduced its selected participation percentage in the FHCF from 75% to 45%. The Company also purchased private reinsurance below, alongside and above the FHCF layer, as well as aggregate reinsurance coverage. The following describes the various layers of the Company’s June 1, 2016 to May 31, 2017 reinsurance program.

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

•

Shared Layers above retention and below FHCF. Immediately above the retention, the Company had purchased $374 million of reinsurance from third party reinsurers. Through the payment of a reinstatement premium, the Company can reinstate the full amount of this reinsurance one time. To the extent that $374 million or a portion thereof was exhausted in a first catastrophic event, the Company had purchased reinstatement premium protection insurance to pay the required premium necessary for the reinstatement of this coverage.

•

FHCF Layer. The Company’s FHCF program provided coverage for Florida events only and includes an estimated maximum provisional limit of 45% of $1.5 billion, more than its retention of $460 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company had purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it did provide coverage for multiple events.

•

Layers alongside the FHCF. The Florida reinsurance program includes third party layers alongside the FHCF. These include 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company can reinstate the full amount of the $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provide coverage for both Florida and Hawaii catastrophe losses.

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

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provides $150 million of coverage immediately below 2015 Class A, and the second contract provides an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes do not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers – The Company purchased additional layers which provided coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the Florida-only catastrophe bond layers and FHCF layer. There was a total of $282 million of reinsurance coverage purchased on this basis, with $260 million having a prepaid reinstatement. The multi-zonal occurrence layer provided first and second event coverage of $260 million for Hawaii and second event coverage of $260 million for Florida. A top and drop multi-zonal layer provided first and subsequent event coverage of $22 million for Hawaii and second or subsequent event coverage of $22 million for Florida.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $682 million of limit was structured on this basis. To the extent that this coverage is not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $460 million had a reinstatement, which is prepaid.

For a first catastrophic event striking Florida, our reinsurance program provided coverage for $1.9 billion of losses and loss adjustment expenses, including our retention, and we were responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provided coverage for $1.1 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. $860 million of limit purchased in 2016 includes a reinstatement, with $825 million being prepaid. In total, we have purchased $3 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, was subject to the severity and frequency of such events.

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2017	2016	2015

Balance, beginning of period	$140,137	$83,722	$51,469
Less: reinsurance recoverable on unpaid losses	589	—	—
Net balance, beginning of period	139,548	83,722	51,469
Incurred related to:
Current year	188,914	220,071	146,484
Prior years	12,567	18,791	(5,293)
Total incurred	201,481	238,862	141,191
Paid related to:
Current year	114,344	120,626	81,673
Prior years	107,479	62,407	27,265
Total paid	221,823	183,033	108,938
Total unpaid claims assumed from acquisitions	35,524	—	—
Net balance, end of period	154,730	139,551	83,722
Plus: reinsurance recoverable on unpaid losses	315,353	586	—
Balance, end of period	$470,083	$140,137	$83,722

The Company writes insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred for the years ended December 31, 2017 and 2016 reflect prior year development of $12.6 million and $18.8 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The Company recorded unfavorable development of $6.5 million for claims associated with Hurricanes Hermine and Matthew in 2017. Management’s strengthening of reserves for personal lines non-hurricane losses accounted for most of the remainder of the prior year development recorded. Most of the unfavorable emergence recorded in 2016 came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys, public adjusters or others (sometimes referred to as Assignment of Benefits).

The following is information about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Heritage P&C and Zephyr

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012	2013	2014	2015	2016	2017	Net IBNR Reserves	Reported Claims
2012	$1,396	$851	$811	$784	$797	$823	$21	134
2013		37,005	35,819	37,212	37,090	38,537	1,220	3,618
2014			91,839	86,508	86,634	88,423	1,606	7,801
2015				141,125	159,899	166,222	9,466	11,177
2016					207,183	212,540	12,901	15,613
2017						171,585	59,979	40,826
					Total	$678,130	$85,193

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012	2013	2014	2015	2016	2017
2012	$12	$615	$695	$756	$766	$631
2013		18,625	29,023	32,414	35,322	36,497
2014			47,408	70,932	79,341	84,421
2015				76,310	130,267	147,188
2016					107,771	184,397
2017						89,110
				Total		$542,244

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$135,886
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	238,508
Unpaid Unallocated Loss Adjustment Expense	1,800
Unpaid losses and loss adjustment expenses	$376,194

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2017 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	52%	32%	5%	6%	0%	5%

Narragansett Bay Insurance Company and Pawtucket Insurance Company

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited												Unaudited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Net IBNR Reserves	Reported Claims
2008 and prior	$1,796	$1,502	$1,478	$1,576	$1,485	$1,485	$1,485	$1,485	$1,484	$1,483	$325	233
2009		3,664	3,069	3,095	3,160	3,205	3,205	3,196	3,187	3,191	—	502
2010			11,607	11,217	11,083	11,417	11,538	11,547	11,559	11,547	2	2,160
2011				35,433	37,424	37,029	37,752	37,117	36,822	36,726	6	10,877
2012					48,175	51,778	53,051	52,364	52,482	52,884	84	39,431
2013						24,152	25,664	25,757	25,076	23,817	303	9,464
2014							27,152	28,391	27,213	26,561	917	10,622
2015								38,130	37,845	37,570	1,175	14,377
2016									30,024	30,071	1,844	10,672
2017										17,578	2,508	10,576
										$241,428	$7,164

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008 and prior	$1,047	$1,335	$1,319	$1,406	$1,485	$1,483	$1,484	$1,484	$1,484	$1,483
2009		1,794	2,778	2,788	2,992	3,058	3,128	3,186	3,186	3,188
2010			8,589	10,194	10,418	10,792	11,024	11,309	11,336	11,333
2011				28,767	35,575	35,953	36,546	36,800	36,711	36,683
2012					42,427	49,422	49,873	50,558	50,879	51,735
2013						17,146	21,693	23,175	22,325	22,898
2014							21,324	24,144	22,115	24,088
2015								27,608	32,387	34,484
2016									24,908	27,115
2017										14,038
										$227,045

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$14,383
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	76,845
Unpaid Unallocated Loss Adjustment Expense	2,661
Unpaid losses and loss adjustment expenses	$93,889

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2017 (Unaudited)

Year	1	2	3	4	5	6	7	8	9	10	Thereafter
Percentage	75%	16%	1%	3%	2%	1%	1%	0%	0%	0%	1%

Note 11.	Long-Term Debt

Senior Secured Notes

On December 15, 2016, we issued $79.5 million aggregate amounts of Senior Secured Notes (“Secured Notes”) to six accredited investors. The Secured Notes bear interest of 8.75% per annum plus the three-month average of LIBOR. Principal and interest is paid quarterly. Interest payments commenced on March 15, 2017 and the quarterly principal payments commence on December 31, 2018. At December 31, 2017, we owed $73.7 million on the Secured Notes, net of issuance costs which totaled approximately $5.7 million. For the year ended December 31, 2017, the Company made interest payments of approximately $8.0 million.

The Secured Notes contain customary restrictive covenants relating to merger, modification of the indenture, subordination, issuance of debt securities and sale of assets, the most significant of which include limitations with respect to certain designated subsidiaries on the incurrence of additional indebtedness or guarantees secured by any security interest on any shares of their capital stock. The Secured Notes covenants also limit the Company’s ability to sell or otherwise dispose of any shares of capital stock of such designated subsidiaries. The Secured Notes do not have the benefit of any sinking funds. They also contain customary limitations and lien provisions as well as customary events of default provisions, which if breached, could result in the accelerated maturity of the Secured Notes. The Company was in compliance with the Senior Notes covenants for the year ended December 31, 2017.

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

At December 31, 2017, the effective interest rate, considering the stated interest expense and amortization of debt issuance costs, approximates 10%.

Convertible Senior Notes

On August 16, 2017, the Company issued $125.0 million aggregate principal amount of 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) under an Indenture (the “Indenture”) by and among the Company, as issuer, Heritage MGA, LLC, as guarantor, and a third-party trustee (the “Trustee”). The Convertible Notes were issued in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended. On September 7, 2017, the Company issued an additional $11.75 million in aggregate principal amounts of Convertible Notes pursuant to the initial purchaser’s option.

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

Upon the occurrence of a fundamental change (as defined in the Indenture) (but not, at the Company’s election, a public acquirer change of control (as defined in the Indenture)), holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date .

Except as described below, the Company may not redeem the Convertible Notes prior to August 5, 2022. If the NBIC Acquisition had not been consummated for any reason by June 8, 2018, or if the acquisition agreement relating to the NBIC

Acquisition had terminated for any reason (other than by consummation of the NBIC Acquisition), the Company could redeem all, but not less than all, of the outstanding Convertible Notes for cash on a redemption date to occur on or prior to August 31, 2018 for a redemption price for each $1,000 principal amount of Convertible Notes equal to the sum of (i) $1,010, (ii) accrued and unpaid interest on such Convertible Notes to, but excluding, the redemption date and (iii) 75% of the excess, if any, of the redemption conversion value (as defined in the Indenture) over the initial conversion value (as defined in the Indenture). On or after August 5, 2022 but prior to February 1, 2037, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically. Holders of the Convertible Notes will be able to cause the Company to repurchase their Convertible Notes for cash on any of August 1, 2022, August 1, 2027 and August 1, 2032, in each case at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the relevant repurchase date.

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

The trading price of the underlying Secured Note as of December 31, 2017 was approximately 1.07 of par value. Debt issuance costs are capitalized and presented as a deduction from the carrying value of the debt. The debt discount and issuance costs are amortized to interest expense over the expected life of the underlying debt of 5 years. As there are offsetting puts and calls on the debt security in August 2022 at par, it will be economically beneficial for one party, either the company or the noteholders to exercise their option.

The Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. The embedded derivatives are valued using the Convertible Lattice model at issuance and at the end of each quarter and marked to fair value with corresponding adjustment as “gain or loss” on change in fair values included in Other Non-Operating expense in the consolidated statements of operations.

On December 1, 2017, the Company held a Special Meeting of Stockholders, at which the Company’s stockholders approved, as required by Rule 312 of the New York Stock Exchange Listed Company Manual, the issuance of the Company’s common stock upon conversion of the Convertible Notes. Pursuant to the approval, the Company has the ability to settle the conversion option in shares of common stock, cash or a combination thereof. Upon conversion of the Convertible Notes, the Company intends to pay cash in respect of only the principal amount of the Convertible Notes being converted or (if lower) the conversion value thereof, and to settle any amounts in excess thereof in cash, shares of common stock or a combination thereof, at the Company’s election.

Prior to receipt of stockholder’s approval, the Company recorded the fair value of the derivatives liability on its balance sheet at fair value with changes in the fair values reflected in the consolidated state of operations. Beginning December 1, 2017, the conversion option of the Convertible Notes qualifies for equity classification and will no longer be accounted for as a separate derivative instruments liability in accordance with applicable U.S. GAAP guidance. The Company valued the embedded derivative and recorded additional paid-in-capital of $51.6 million. In connection with the change in fair value, the Company recognized a fair value change for the year ended December 31, 2017 of $41.0 million as non-operating expense in the statement of operations.

The valuation of the embedded derivatives within the convertible note was completed with the following assumptions:

Assumptions	August 10, 2017	September 30, 2017	December 1, 2017
Dividend yield	2.13%	1.82%	1.33%
Yield	10.2%	8.5%	8.5%
Risk-free rate	2.55%	2.63%	2.58%
Volatility	25.8%	20.5%	20.0%
Remaining Term (years)	4.98	4.84	4.67
Stock price	$11.26	$13.21	$18.00

The following table summarizes the derivative liability activity for the year ended December 31, 2017:

Description	Derivative Liabilities
(In thousands)
Fair value at issuance	$16,838
Change fair value	41,013
Conversion option related to extinguishment of notes	6,211
Carrying value at December 31, 2017	$51,641

Debt Extinguishment

Between October 2, 2017 and November 14, 2017, the Company, through its subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a premium for $25.2 million. In accordance with purchase agreement governing the Company’s offer and sale of the convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registrations rights.

In accordance with ASC 470 “Debt”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes by its subsidiary constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor.

Based on the reacquisition of the Convertible Notes by the Company, through Heritage P&C, the Company should derecognize the related debt and conversion option liability.

Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the cost of the debt. The Company removed the net debt of $17.7 million and liability derivative at the carrying amount in the amount of $6.2 million. The extinguishment of debt was measured at the then-current fair value at the time of purchase, with any difference recorded as a gain or loss on the extinguishment of the two separate accounting liabilities. The Company recognized a net loss of $1.2 million on extinguishment.

 Mortgage Loan

On October 30, 2017, the Company and its subsidiary, Skye Lane Properties LLC (“Skye Lane”), jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million which is secured by a first mortgage on the real property owned by Skye Lane. The term of the loan shall end on October 30, 2027. The loan shall bear interest at an initial interest rate equal to 4.95% per annum. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%. The loan is payable monthly of principal and interest based upon a 25-year amortization. As of December 31, 2017, the Company paid $54,000 for interest expense and $43,000 for principal.

The following table summarizes the Company’s long-term debt (in thousands):

	December 31, 2017	December 31, 2016
Convertible debt	$115,624	$—
Mortgage loan	12,658	—
Senior Note payable	79,500	79,500
Total principal amount	$207,782	$79,500
Less: unamortized discount and issuance costs
Debt discount and issuance cost on convertible debt	17,605	—
Debt issuance cost on senior note payable	5,772	6,595
Total long-term debt	$184,405	$72,905

Expected annual principal payments due by the Company under the long-term debt agreements is as follows:

Year	Amount
(In thousands)
2018	$2,210
2019	7,742
2020	7,036
2021	6,403
2022	5,831
Thereafter	178,560
$207,782

Note 12.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Federal:
Current	$(24,380)	$16,575	$48,524
Deferred	18,383	2,735	970
Provision for Federal income tax (benefit) expense	(5,997)	19,310	49,494
State:
Current	(20)	2,893	8,238
Deferred	1,244	335	46
Provision for State income tax expense	1,224	3,228	8,284
(Benefit) provision for income taxes	$(4,773)	$22,538	$57,778

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Expected income tax expense at federal rate	35.0%	35.0%	35.0%
State tax expense	(22.8)%	3.7%	3.6%
Permanent items	(2.3)%	0.2%	(0.1)%
Non-deductible conversion option liability	(255.0)%	—	—
Non-deductible stock compensation	(26.0)%	0.1%	—
Tax exempt interest	27.0%	(2.1)%	(0.6)%
Non-deductible acquisition costs	(15.2)%	0.2%	0.1%
Executive compensation 162(m)	(11.5)%	1.1%	—
Political contributions	(7.8)%	0.7%	0.1%
Tax rate change	362.3%	—	—
Other	(2.7)%	1.1%	0.4%
Reported income tax expense	81.0%	40.0%	38.5%

The effective income tax rate differs from the statutory income tax rate in 2017 primarily due to the non-deductible stock option, non-deductible valuation of the conversion option liability (refer to Note 11 - Long Term Debt) offset by the change in the tax rate change associated with the Tax Act.

The Tax Act was signed into law on December 22, 2017 and contains several key provisions that impact the Company's business, including the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, and a change in how property and casualty taxpayers discount loss reserves. Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, due to the timing of the enactment of the Tax Act and its proximity to December 31, 2017, the SEC issued SAB 118 which provides a framework for companies to account for uncertainties in applying the provisions of the Tax Act. SAB 118 allows companies to record a provisional amount in situations where a company does not have the necessary information available but can make a reasonable estimate. In situations where companies cannot make a reasonable estimate due to various factors, including lack of information, a provisional amount is not recorded. Instead, companies will continue to apply current accounting guidance based on the provision of the tax laws that were in effect immediately prior to the Tax Act being enacted. The measurement period, as defined in SAB 118 for the Tax Act, begins on the enactment date of the Tax Act and ends when a company has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under current accounting guidance. However, under no circumstances will the measurement period extend beyond one year from the enactment date of the Tax Act.

The Company has completed its accounting for the impact of the effective tax rate change from 35% to 21%.  As a result, the Company recorded a $21.3 million benefit to operations for the reduction in the deferred tax liability as of December 22, 2017.

In addition, due to the lack of guidance, the Company was unable to provide a provisional estimate for the impacts of computing property and casualty reserves. The Tax Act changes the way that companies calculate their insurance reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published.  Any resulting transitional deferred tax liability and offsetting increase in the Company’s property and casualty reserves will completely offset and will have no impact on the effective tax rate.  In accordance with SAB 118, the reserve transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the Tax Act provided during 2018 will be recorded in the period in which the guidance is published.

	For the Year Ended December 31,
	2017	2016
Deferred tax assets:	(In thousands)
Unearned premiums	$12,488	$17,209
Unearned commission	11,987	—
Net operating loss	4,727	—
Tax-related discount on loss reserve	1,250	1,829
Unrealized loss	—	3,113
Stock-based compensation	—	1,604
Prepaid expenses	1,950	1,482
Other	331	312
Total deferred tax asset	32,733	25,549
Deferred tax liabilities:
Deferred acquisition costs	9,775	16,377
Prepaid expenses	27,568	—
Unrealized gain	30	—
Property and equipment	—	355
Note discount	3,818	—
Basis in purchased investments	335	1,697
Basis in purchased intangibles	24,250	9,791
Other	1,290	332
Total deferred tax liabilities	67,066	28,552
Net deferred tax liability	$(34,333)	$(3,003)

As of December 31, 2017, the Company has net operating loss carryforwards for federal and state income tax purposes of $13.1 million and $76.2 million, respectively. The losses will expire between 2026 and 2037. In addition, the Company has a $300 thousand capital loss carryforward which will expire in 2018.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The remaining goodwill from asset purchases that is deductible for tax purposes over the future years totaled $6.5 million and $7 million for the years ended December 31, 2017 and 2016, respectively. We had non-deductible goodwill for $144.4 million and $38.4 million for the years ended December 31, 2017 and 2016, respectively.

The statute of limitations related to our federal and state income tax returns remains open from our filings for 2014 through 2016. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustment. Currently, no taxing authorities are examining any of our federal or state income tax returns.

The reinsurance affiliate, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2017, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net income of $50.6 million and $567,000 for the years ended December 31, 2017 and 2016, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $376.3 million at December 31, 2017. The combined statutory surplus for Heritage P&C and Zephyr was $276.1 million at December 31, 2016. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2017, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

The legislatures of the states of domicile of our insurance affiliates have adopted the National Association of Insurance Commissioners (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the new law permits the state insurance regulators to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures regarding enterprise risk, which are satisfied by the provision of related information filed with the SEC.

The NAIC published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. Most states, including Florida, Hawaii, and Rhode Island, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

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

At December 31, 2017, the ratio of adjusted capital to authorized control level risk based capital for each of our insurance company subsidiaries was above 300%.

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The laws provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements. However, the consent order authorizing our commencement of operations precludes us from paying dividends without the prior approval of FLOIR until July 31, 2017.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2017 and 2016.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. See Note 1 “Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” for a description of how the Company recovers assessments imposed upon it. Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. There are currently no assessments to be collected from policyholders and remitted to any governmental or quasi-governmental entities. If an assessment becomes levied the Company would multiply the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

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

The table below reconciles the Company’s consolidated GAAP net (loss) income to statutory net income of its insurance subsidiaries (in thousands):

	For the Year Ended December 31,
	2017	2016	2015

Consolidated GAAP net (loss) income	$(1,119)	$33,865	$92,512
Increase (decrease) due to:
Deferred income taxes	32,644	6,069	1,755
Deferred acquisition costs	1,101	(7,979)	(10,430)
Surplus note interest	(4)	—	(347)
Non-statutory subsidiaries	5,410	(32,874)	(36,569)
Investment basis difference	446	540	—
Pre-acquisition income	20,839	3,755	—
Equity compensation	(2,408)	(2,107)	(1,074)
Convertible notes	1,051	—	—
Commission revenue	(6,700)	—	—
Allowance for doubtful accounts	—	—	(250)
Other	(709)	(702)	—
Statutory net income of insurance subsidiaries	$50,551	$567	$45,597

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. Osprey maintains sufficient collateral comply with regulatory requirements as of December 31, 2017. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 15.	Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2017 and December 31, 2016:

Description	December 31, 2017	December 31, 2016
	(In thousands)
Deferred ceding commission	$51,109	$—
Outstanding claim checks	79,666	—
Accounts payable and other payables	17,948	6,804
Accrued interest and issuance costs	3,117	5,704
Accrued dividends	—	1,784
Escrow	1,210	1,210
Premium tax	3,660	—
Other liabilities	218	—
Commission payables	12,609	6,179
Total other liabilities	$169,537	$21,681

Note 16.	Accrued Bonus Compensation

For the year ended December 31, 2017, the Company recognized employee bonus compensation expense of approximately $6.9 million, which the Company paid out in cash approximately $0.9 million during 2017. For the year of December 31, 2016, the Company recognized employee bonus compensation expense of approximately $4.4, which the Company paid out in cash of approximately $0.8 million for 2016. For the year ended December 31, 2015, the Company recognized employee bonus compensation expense of approximately $14.1 million, which the Company paid out in cash approximately $12.1 million as of December 31, 2015 and the remainder was paid in 2016.

Note 17.	Related Party Transactions

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of December 31, 2017, 2016 and 2015.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $75,000. For the year ended December 31, 2017, the Company paid consulting fees to Ms. Lucas of approximately $440,000.

Note 18.	Employee Benefit Plan

All the Company personnel are employed by one of our insurance company subsidiaries.

Heritage P&C provides a 401(k) plan for its employees. The Company contributes 3% of employees’ salary, up to the maximum allowable contribution, regardless of the employees’ level of participation in the plan. For the years ended December 31, 2017 and 2016, the Company’s contributions to the plan on behalf of the participating employees were $815,000 and $685,000 respectively.

Heritage P&C provides for its employees a partially self-insured healthcare plan and benefits. For the years ended December 31, 2017 and 2016, the Company incurred medical premium costs in the aggregate of $3.0 million and $2.4 million, respectively. The Company also recorded approximately $249,000 as unpaid claims as of December 31, 2017. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $60,000 for which any excess cost would be covered by the reinsurer. There is an aggregate limit for losses of $1.5 million which would provide up to $1 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims. Both Zephyr and NBIC provide regular full insurance plans to their respective employees.

NBIC provides a 401(k) plan for its employees who elect to participate and matches the contributions up to a maximum of 3%. Employer contributions vest 20% each year until fully vested after 5 years.

Note 19.	Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2017, the Company had 25,885,004 shares of common stock outstanding, 7,099,597  treasury shares of common stock and 675,000 unvested restricted common stock issued reflecting total paid-in capital of $294.8 million as of such date.

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

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20 million of the Company’s common stock. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2017. For the year ended December 31, 2017 the Company repurchased an aggregate of 1,787,870 shares of the Company’s stock in open market transactions for $21.6 million. For the year ended December 31, 2016, the Company has purchased in aggregate 1,759,330 shares of common stock at a cost of $25.6 million through open market or private transactions. On December 31, 2017, the plan expired.

In connection with the issuance of the Convertible Notes as described in Note 11 — Long-Term Debt, the Company repurchased 3,552,397 shares of its common stock at a price of $11.26 per share from institutional investors.

Dividends

For the year ended December 31, 2017, we recorded quarterly cash dividends of approximately $6.5 million as follows:

	Quarter Ended
	March 2, 2017	May 2, 2017	August 8, 2017	October 31, 2017
Cash dividend per common share	$0.06	$0.06	$0.06	$0.06
Total cash dividends paid	$1,784,426	$1,743,385	$1,478,333	$1,458,787
Record date	March 15, 2017	June 15, 2017	September 15, 2017	November 17, 2017
Payment date	April 4, 2017	July 5, 2017	October 2, 2017	December 15, 2017

Cash dividends declared on our outstanding weighted average number of basic common shares for the periods presented were as follows:

	For the Years Ended December 31,
	2017	2016
Cash dividends per common share	$0.30	$0.23

Note 20.	Stock-Based Compensation

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

As of December 31, 2017, all unvested shares have been forfeited. At December 31, 2017 and 2016, there were 1,125,243 and 170,814 shares available for grant under the Plan, respectively.

The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten-years from the date of grant and vest primarily in equal annual installments over a range of one to five-year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense.

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

On December 2, 2014, the Company granted options to purchase 1,326,923 shares to certain employees and directors. The employee options were awarded with the strike price set at the fair market value at the grant date, and vested at 50 percent upon grant and 50 percent on April 30, 2015 with an expiration date of December 2, 2017. The directors’ options were awarded with the strike price set at the fair market value at the grant date, and vest quarterly commencing on January 1, 2015 with an expiration date of December 2, 2017. The fair value of each option grant, which ranged from $3.07 to $3.54 per option granted in 2014, was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of options that vested as of December 31, 2015 was $2.7 million.

Stock option activity for the three years ended December 31, 2017, 2016 and 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value

Balance at December 31, 2014	1,685,923	$2.79
Granted	—
Exercised	(536,000)	$4.29
Expired	—
Balance at December 31, 2015	1,149,923	$2.99
Granted	—
Exercised	—
Expired	—
Balance at December 31, 2016	1,149,923	$2.99
Granted	—
Exercised	(24,680)	$3.07
Expired	(1,125,243)	$2.99
Balance at December 31, 2017	—
Vested and exercisable as of December 31, 2017	—

 No compensation expense was recognized for stock options granted above during the years December 31, 2017 and 2016. The Company has recognized $1.9 million of compensation expense during the year ended December 31, 2015.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employee’s vest in equal installments generally over a five-year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. No restricted stock was granted during the year ended December 31, 2017. Restricted stock activity for the three years ended December 31, 2017, 2016 and 2015 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2014	—	—
Granted	1,125,000	$21.40
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	(158,365)	$14.67
Canceled and surrendered	(66,635)	$14.67
Non-vested, at December 31, 2016	900,000	$18.42
Granted	—	—
Vested	(137,935)	$16.53
Canceled and surrendered	(87,065)	$17.41
Non-vested, at December 31, 2017	675,000	$21.40

Awards are being amortized to expense over the five years vesting period. Relating to the restricted stock the Company recognized $4.8 million, $3.8 million and $749,000 of compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was approximately $13.7 million, representing unrecognized compensation expense related to the non-vested restricted stock. The Company expects to recognize the remaining compensation expense over a weighted average period of 1.9 years.

The following table summarizes information about deferred tax benefits recognized and tax benefits realized from restricted stock awards and related paid dividends, and the fair value of vested restricted stock for the years ended December 31, 2017, 2016 and 2015, respectively.

For the Year Ended December 31,	2017	2016	2015
Deferred tax benefit recognized	$—	$—	$76
Tax benefit realized for restricted stock and paid dividends	—	—	357
Fair value of vested restricted stock	3,796	3,301	—

Note 21.	Condensed Financial Information of Heritage Insurance Holdings, Inc.

The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements:

BALANCE SHEET	As of December 31,
	2017	2016
	(In thousands)
ASSETS
Fixed maturity securities, available for sale, at fair value	$—	$77,922
Cash and cash equivalents	16,249	7,368
Investment in and advances to subsidiaries	584,983	334,983
Other assets	1,294	19,055
Total Assets	$602,526	$439,328
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	222,710	81,369
Total Liabilities	$222,710	$81,369
Total Stockholders' Equity	$379,816	$357,959
Total Liabilities and Stockholders' Equity	$602,526	$439,328

STATEMENT OF OPERATIONS	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$1,949	$1,403	$1,129
Total revenue	1,949	1,403	1,129
Expenses:
General and administrative expense	17,792	11,558	9,036
Amortization of debt issuance cost	2,314	41	—
Interest expense, net	11,158	321	—
Other non-operating expense, net	41,013	—	—
Total expenses	$72,277	$11,920	$9,036
Loss before income taxes and equity in net income of subsidiaries	(70,328)	(10,517)	(7,907)
Benefit from income taxes	(6,120)	(2,035)	(2,227)
Loss before equity in net income of subsidiaries	(64,208)	(8,482)	(5,680)
Equity in net income of subsidiaries	—	—	98,192
Net (loss) income	$(64,208)	$(8,482)	$92,512

STATEMENT OF CASH FLOWS	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$27,154	$(6,045)	$7,196
Investing Activities
Purchases of investment available for sale	78,213	(77,910)	—
Dividends received from subsidiaries	57,575	85,096	21,400
Acquisition of a business	(210,000)
Investments and advances to subsidiaries	—	(74,361)	(32,400)
Net cash used in investing activities	(47,058)	(73,220)	(3,804)
Financing Activities
Proceeds from exercise of stock options and warrants	417	—	8,900
Proceeds from issuance of note payable, net of issuance costs	114,335	77,910	—
Proceeds from mortgage loan	12,658	—	—
Excess tax (expense) benefit on stock-based compensation	—	(739)	739
Shares tendered for income tax withholdings	(1,599)	(977)	—
Purchase of treasury stock	(61,623)	(25,562)	—
Dividends	(8,249)	(6,806)	—
Net cash provided by financing activities	55,939	43,826	9,639
Increase (decrease) in cash and cash equivalents	8,881	(29,394)	5,835
Cash and cash equivalents, beginning of period	7,368	36,762	30,927
Cash and cash equivalents, end of year	$16,249	$7,368	$36,762

Note 22.	Quarterly Results for 2017 and 2016 (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$92,176	$90,452	$95,208	$101,728
Investment income	$2,502	$2,973	$2,735	$3,122
Total revenues	$99,293	$96,938	$101,774	$108,618
Total operating expenses	$87,403	$83,876	$100,361	$85,448
Operating income	$11,890	$13,062	$1,413	$23,170
Net income (loss)	$5,983	$6,642	$(8,696)	$(5,048)
Basic earnings per share	$0.21	$0.23	$(0.34)	$(0.18)
Diluted earnings per share	$0.21	$0.23	$(0.34)	$(0.18)

For the year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$106,342	$108,918	$101,555	$94,906
Investment income	$2,037	$2,223	$2,326	$2,595
Total revenues	$111,565	$115,281	$109,306	$102,806
Total expenses	$99,525	$85,524	$90,694	$106,450
Operating income	$12,040	$29,757	$18,612	$(3,644)
Net income (loss)	$7,423	$18,368	$10,930	$(2,856)
Basic earnings per share	$0.24	$0.62	$0.37	$(0.09)
Diluted earnings per share	$0.24	$0.62	$0.37	$(0.09)

Note 23.	Subsequent Events

On February 2, 2018, the Company awarded in aggregate 125,000 shares of its restricted common stock to two of its executive officers. The restricted stock vests in five  equal annual installments of 25,000 commencing on January 1, 2019. The fair value of the restricted stock is $1.3 million and will be amortized ratably over the vesting period.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Information regarding directors of the Company standing for election at the 2018 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of Directors.”

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

Information regarding executive officers of the Company is incorporated in this Item 10 by reference to the information under the caption ”Executive Officers” in the Proxy Statement.

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

The information regarding certain relationship and related transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2018 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2017.

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

2.1

Agreement and Plan of Merger, dated as of August 8, 2017, by and among Heritage Insurance Holdings, Inc., Gator Acquisition Merger Sub, Inc. and NBIC Holdings, Inc. and PBRA, LLC, in its capacity as Stockholder Representative, incorporated by reference to Exhibit 2.1 to our Form 8-K filed on August 9, 2017

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 16, 2014)
4.3	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017

4.4

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017

4.5

Supplemental Indenture, dated August 16, 2017, to that certain Indenture, dated December 15, 2016, by and among the Company, The Bank of New York Mellon, a New York banking corporation, as trustee, The Bank of New York Mellon, London Branch, as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar, incorporated by reference to Exhibit 4.1 to our Form 8-K on August 22, 2017

Exhibit Number	Description

10.1

Common Stock Purchase Agreement, dated May 9, 2014, by and between Heritage Insurance Holdings, LLC and Ananke Ltd (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-195409) filed on May 16, 2014)

10.2

Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.3

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.4

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Richard Widdicombe. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.5

Employment Agreement, dated April 28, 2016, by and between Heritage Insurance Holdings, Inc. and Steven C. Martindale. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2016)

10.6

Indenture, dated December 15, 2016, by and among Heritage Insurance Holdings, Inc., The Bank of New York Mellon, The Bank of New York Mellon, London Branch, and The Bank of New York Mellon (Luxembourg) S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016)

10.7

Employment Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

10.8

Separation Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Steven C Martindale. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

21	Subsidiaries of the Registrant *

23.1	Consent of Grant Thornton LLP *

24.1	Power of Attorney (included on signature page) *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith
**	Furnished herewith
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.
Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 15, 2018	By:	/s/ BRUCE LUCAS
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

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2018

/s/ STEVEN MARTINDALE
Steven Martindale	Co-Chief Financial Officer (Principal Financial Officer and Director)	March 15, 2018
/s/ KIRK LUSK
Kirk Lusk	Co-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2018

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 15, 2018

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 15, 2018

/s/ TRIFON HOUVARDAS
Trifon Houvardas	Director	March 15, 2018

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 15, 2018

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 15, 2018

/s/ IRINI BARLAS
Irini Barlas	Director	March 15, 2018

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 15, 2018

/s/ JAMES MASIELLO
James Masiello	Director	March 15, 2018