Form 10-Q
period 2018-03-31
Heritage Insurance Holdings, Inc.
filed 2018-05-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on May 7, 2018 was 26,569,804

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about anticipated growth in revenue, earnings per share, estimated unpaid losses on insurance policies, investment returns and expectations about our liquidity, and our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments. These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•the possibility that actual losses may exceed reserves;
•the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•our exposure to catastrophic weather events;
•the fluctuation in our results of operations;
•increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•our failure to effectively manage our growth and integrate acquired companies;
•increased competition, competitive pressures, and market conditions;
•our failure to accurately price the risks we underwrite;
•inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•the failure of our claims department to effectively manage or remediate claims;
•low renewal rates and failure of such renewals to meet our expectations;
•our failure to execute our diversification strategy;
•failure of our information technology systems and unsuccessful development and implementation of new technologies;
•a lack of redundancy in our operations;
•our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•our inability to generate investment income;
•our inability to maintain our financial stability rating;
•effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•the failure of our risk mitigation strategies or loss limitation methods; and
•changes in regulations and our failure to meet increased regulatory requirements.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $496,812 and $552,458 in 2018 and 2017, respectively)	$486,678	$549,796
Equity securities, available for sale, at fair value (cost of $17,395 and $17,548 in 2018 and 2017, respectively)	16,235	17,217
Total investments	502,913	567,013
Cash and cash equivalents	193,641	153,697
Restricted cash	20,836	20,833
Accrued investment income	4,241	5,057
Premiums receivable, net	66,734	67,757
Reinsurance recoverable on paid and unpaid claims	553,823	357,357
Prepaid reinsurance premiums	164,061	227,764
Income taxes receivable	17,523	37,338
Deferred policy acquisition costs, net	53,862	41,678
Property and equipment, net	18,417	18,748
Intangibles, net	94,999	101,626
Goodwill	152,459	152,459
Other assets	22,902	19,883
Total Assets	$1,866,411	$1,771,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$547,735	$470,083
Unearned premiums	452,537	475,334
Reinsurance payable	56,008	17,577
Long-term debt, net	185,138	184,405
Deferred income tax	18,280	34,333
Advance premiums	37,738	23,648
Accrued compensation	7,328	16,477
Accounts payable and other liabilities	172,754	169,537
Total Liabilities	$1,477,518	$1,391,394

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,569,806 shares issued and 25,769,806 outstanding at March 31, 2018 and 26,560,004 shares issued and 25,885,004 outstanding at December 31, 2017	3	3
Additional paid-in capital	297,112	294,836
Accumulated other comprehensive loss	(7,649)	(3,064)
Treasury stock, at cost, 7,214,797 shares at March 31, 2018 and 7,099,597 shares at December 31, 2017	(89,184)	(87,185)
Retained earnings	188,611	175,226
Total Stockholders' Equity	388,893	379,816
Total Liabilities and Stockholders' Equity	$1,866,411	$1,771,210

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2018	2017
REVENUES:
Gross premiums written	$204,366	$142,235
Change in gross unearned premiums	22,797	12,373
Gross premiums earned	227,163	154,608
Ceded premiums	(121,055)	(62,432)
Net premiums earned	106,108	92,176
Net investment income	3,302	2,502
Net realized (losses) gains	(227)	771
Other revenue	2,843	3,844
Total revenues	112,026	99,293
EXPENSES:
Losses and loss adjustment expenses	53,091	46,647
Policy acquisition costs, net of ceding commission income of $14.3 million and $0, respectively	12,187	23,442
General and administrative expenses, net of ceding commission income of $4.7 million and $0, respectively	21,931	17,314
Total expenses	87,209	87,403
Operating income	24,817	11,890
Interest expense, net	4,820	2,181
Income before income taxes	19,997	9,709
Provision for income taxes	5,168	3,726
Net income	$14,829	$5,983
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(6,478)	3,981
Reclassification adjustment for net realized investment losses (gains)	227	(771)
Income tax benefit (expense) related to items of other comprehensive income	1,823	(1,236)
Total comprehensive income	$10,401	$7,957
Weighted average shares outstanding
Basic	25,727,553	28,806,709
Diluted	26,732,019	28,806,709
Earnings per share
Basic	$0.58	$0.21
Diluted	$0.55	$0.21

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,006	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,006	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(1,999)	—	(1,999)
Stock-based compensation	—	—	1,306	—	—	—	1,306
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Tax effect of warrant reclassification	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(1,601)	—	—	(1,601)
Net unrealized change in investments, net of tax	—	—	—	—	—	(4,428)	(4,428)
Net income	—	—	—	14,829	—	—	14,829
Balance at March 31, 2018	25,769,806	$3	$297,112	$188,611	$(89,184)	$(7,649)	$388,893

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	$(25,562)	$(5,018)	$357,959
Stock buy-back	(361,211)	—	—	—	(4,506)	—	(4,506)
Stock-based compensation	—	—	1,204	—	—	—	1,204
Dividends declared on common stock	—	—	—	(1,783)	—	—	(1,783)
Net unrealized change in investments, net of tax	—	—	—	—	—	1,974	1,974
Net income	—	—	—	5,983	—	—	5,983
Balance at March 31, 2017	28,479,232	$3	$206,931	$187,009	$(30,068)	$(3,044)	$360,831

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$14,829	$5,983
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	1,306	1,204
Bond amortization and accretion	1,792	2,225
Amortization of original issuance discount on debt	871	—
Depreciation and amortization	7,041	2,841
Net realized gains	227	(771)
Deferred income taxes	(13,260)	(421)
Changes in operating assets and liabilities:
Accrued investment income	816	(245)
Premiums receivable, net	1,023	8,140
Prepaid reinsurance premiums	63,703	60,551
Reinsurance premiums receivable and recoverable	(196,466)	—
Income taxes receivable	19,815	4,289
Deferred policy acquisition costs, net	(12,184)	1,564
Other assets	(3,019)	152
Unpaid losses and loss adjustment expenses	77,652	(8,565)
Unearned premiums	(22,797)	(12,373)
Reinsurance payable	38,431	(55,743)
Accrued interest	3,217	(1,931)
Accrued compensation	(9,219)	(834)
Advance premiums	14,090	3,516
Other liabilities	—	(5,596)
Net cash (used in) provided by operating activities	(12,132)	3,986
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	127,328	46,608
Purchases of investments available for sale	(71,498)	(47,709)
Cost of property and equipment acquired	(83)	(148)
Net cash provided by (used in) investing activities	55,747	(1,249)
FINANCING ACTIVITIES
Mortgage loan payments	(68)	—
Purchase of treasury stock	(1,999)	(4,506)
Cash dividends paid	(1,601)	(1,783)
Net cash used in financing activities	(3,668)	(6,289)
Increase (decrease) in cash, cash equivalents, and restricted cash	39,947	(3,552)
Cash, cash equivalents and restricted cash, beginning of period	174,530	126,727
Cash, cash equivalents and restricted cash, end of period	$214,477	$123,175
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$5,406	$1,931

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$193,641	$153,697
Restricted cash	20,836	$20,833
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$214,477	$174,530

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three months ended March 31, 2018 and 2017 include Heritage Insurance Holdings, Inc. (“Parent Company”); its property and casualty insurance subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company, Inc. (“Zephyr”); Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

Through our insurance subsidiaries, Heritage P&C, Zephyr and NBIC, we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Mississippi and Pennsylvania. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting.

The condensed consolidated financial information included herein as of and for the three months ended March 31, 2018 and 2017 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three months ended March 31, 2018 and 2017 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2017 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017.

For further information, refer to the consolidated financial statements and footnotes thereto included in Heritage Insurance Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). References to “we”, “us”, “our”, or the “Company” refer to Heritage Insurance Holdings, Inc. and its consolidated subsidiaries.

Changes to significant accounting policies

We have made no material changes to our significant accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Reclassification

We have reclassified certain amounts in the 2017 statement of operations to conform to our 2018 presentation. Additionally, we reclassified certain amounts in the 2017 consolidated statement of cash flows to conform to the 2018 presentation, relating to the presentation of restricted cash and cash equivalents. This reclassification is a result of our adoption of Accounting Standards Update (ASU) 2016-18, Restricted Cash effective January 1, 2018.

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): The amendment allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Act”). In addition, under ASU 2018-02, an entity will be required to provide certain disclosures regarding stranded tax effects. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company early adopted the updated guidance effective January 1, 2018 and elected to reclassify the stranded income tax effects relating to the reduction in the federal corporate income tax rate from accumulated other comprehensive income (“AOCI”) to Retained earnings at the beginning of the period of adoption. The net impact of the accounting change resulted in a $0.4 million decrease in AOCI comprised of income taxes associated with net unrealized losses on investments and a corresponding increase in retained earnings.

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on January 1, 2018, with early adoption permitted. This new guidance does not have an impact on the Company’s condensed consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” To conform to the new guidance, the Company reclassified $20.9 million of restricted cash to the beginning period balance for cash, cash equivalents and restricted cash for the three months ended March 31, 2017.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU, will significantly change the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)” to clarify certain aspects of ASU No. 2016-01. The updated guidance was effective for the quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of $0.4 million of net pre-tax unrealized loss on equity investments as a cumulative effect adjustment that decreased retained earnings as of January 1, 2018 and increased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in Other revenue.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers. The ASU 2014-09 creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard is effective for the Company in the first quarter of 2018. The Company has determined that this pronouncement is not applicable to its insurance contracts and is not material to the Company’s condensed consolidated financial statements.

Accounting Pronouncements

The Company describes below recent pronouncements that may have a significant effect on its consolidated financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures.

In March 2018, the FASB issued ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980). Pursuant to SEC Staff Accounting Bulletin No. 177 and SEC Release No 33-9273, the amendment of ASU 2018-04 adds, amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company does not anticipate the adoption of ASU 2018-04 will have a material impact on its consolidated financial statements.

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

NOTE 2. ACQUISITION

Acquisition of NBIC

On November 30, 2017, the Company completed the acquisition of all the outstanding capital stock of NBIC Holdings, Inc., the parent company of Narragansett Bay Insurance Company, a leading specialty underwriter of personal residential insurance products and services in several states in the northeastern United States for $250.0 million, including $210.0 million in cash, plus 2,222,215 shares of the Company’s common stock with an aggregate fair value of $40.0 million. The completion of the NBIC acquisition represents a significant advancement in executing the Company’s geographic diversification strategy by leveraging the Company’s combined platform to accelerate growth along the Eastern region. The Company recognized goodwill of $106 million, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes. Refer to the 2017 Form 10-K for additional information on this acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the NBIC acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including depreciation and amortization expense and income taxes. The unaudited pro forma information assumes the acquisition had taken place January 1, 2017.

The unaudited pro forma effects for the three months ended March 31, 2017 is as follows:

For the Three Months Ended March 31,	2017
(in thousands, except per share)
Revenue	$113,686
Net income	$7,441
Basic, earnings per share	$0.26
Diluted, earnings per share	$0.26

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2018 and December 31, 2017:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. government and agency securities	$41,298	$4	$924	$40,378
States, municipalities and political subdivisions	60,825	8	1,360	59,473
Special revenue	244,984	109	5,253	239,840
Industrial and miscellaneous	147,197	130	2,788	144,539
Redeemable preferred stocks	2,508	2	62	2,448
Total fixed maturities	496,812	253	10,387	486,678
Nonredeemable preferred stocks	14,297	21	443	13,875
Equity securities	3,098	5	743	2,360
Total equity securities	17,395	26	1,186	16,235
Total investments	$514,207	$279	$11,573	$502,913

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	$39,445	$7	$572	$38,880
States, municipalities and political subdivisions	76,876	104	569	76,411
Special revenue	269,277	524	2,124	267,677
Industrial and miscellaneous	162,093	668	633	162,128
Redeemable preferred stocks	4,767	4	71	4,700
Total fixed maturities	552,458	1,307	3,969	549,796
Nonredeemable preferred stocks	14,450	69	195	14,324
Equity securities	3,098	64	269	2,893
Total equity securities	17,548	133	464	17,217
Total investments	$570,006	$1,440	$4,433	$567,013

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized (losses) gains by major investment category for the three months ended March 31, 2018 and 2017.

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Three Months Ended March 31,
Fixed maturities	$87	$50,067	$22	$3,078
Equity securities	2	74	793	4,408
Total	89	50,141	815	7,486
Fixed maturities	(218)	48,143	(7)	5,141
Equity securities	(98)	2,167	(37)	3,052
Total	(316)	50,310	(44)	8,193
Net realized (losses) gains	$(227)	$100,451	$771	$15,679

The table below summarizes the Company’s fixed maturities at March 31, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	March 31, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$59,427	12%	$59,325	12%
Due after one year through five years	155,018	31%	152,898	31%
Due after five years through ten years	139,852	28%	135,752	28%
Due after ten years	142,515	29%	138,703	29%
Total	$496,812	100%	$486,678	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Fixed maturities	$2,945	$2,511
Equity securities	307	497
Cash, cash equivalents and short-term investments	157	69
Other investments	259	—
Net investment income	3,668	3,077
Investment expenses	366	575
Net investment income, less investment expenses	$3,302	$2,502

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2018 or December 31, 2017. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2018 and 2017.

The following tables present an aging of our unrealized investment losses by investment class as of March 31, 2018 and December 31, 2017:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. government and agency securities	52	$521	$18,674	30	$404	$9,317
States, municipalities and political subdivisions	59	1,043	47,179	9	317	10,611
Industrial and miscellaneous	432	2,330	121,512	45	458	11,598
Special revenue	322	2,823	159,473	177	2,429	65,134
Redeemable preferred stocks	9	62	2,135	18	9	179
Total fixed maturities	874	6,779	348,973	279	3,617	96,839
Nonredeemable preferred stocks	186	434	12,354	—	—	—
Equity securities	19	252	1,288	15	491	1,024
Total equity securities	205	$686	$13,642	15	$491	$1,024
Total	1,079	$7,465	$362,615	294	$4,108	$97,863

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	53	$284	$20,053	24	$289	$9,294
States, municipalities and political subdivisions	51	359	49,803	8	210	10,503
Industrial and miscellaneous	284	376	87,898	38	256	11,788
Special revenue	295	777	133,580	183	1,347	69,359
Redeemable preferred stocks	41	66	3,987	17	5	61
Total fixed maturities	724	1,862	295,321	270	2,107	101,005
Nonredeemable preferred stocks	127	188	10,047	6	7	159
Equity securities	11	46	677	12	223	1,095
Total equity securities	138	$234	$10,724	18	$230	$1,254
Total	862	$2,096	$306,045	288	$2,337	$102,259

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. At March 31, 2018 and December 31, 2017, there were no transfers in or out of Level 1, 2, and 3.

March 31, 2018	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$40,378	$353	$40,025	$—
States, municipalities and political subdivisions	59,473	—	59,473	—
Special revenue	239,840	—	239,840	—
Industrial and miscellaneous	144,539	—	144,539	—
Redeemable preferred stocks	2,448	2,448	—	—
Total fixed maturities investments	$486,678	$2,801	$483,877	$—
Nonredeemable preferred stocks	13,875	13,875	—	—
Equity securities	2,360	2,360	—	—
Total equity securities	$16,235	$16,235	$—	$—
Total investments	$502,913	$19,036	$483,877	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$38,880	$359	$38,521	$—
States, municipalities and political subdivisions	76,411	—	76,411	—
Special revenue	267,677	—	267,677	—
Industrial and miscellaneous	162,128	—	162,128	—
Redeemable preferred stocks	4,700	—	4,700	—
Total fixed maturities investments	$549,796	$359	$549,437	$—
Nonredeemable preferred stocks	14,324	14,324	—	—
Equity securities	2,893	2,893	—	—
Total equity securities	$17,217	$17,217	$—	$—
Total investments	$567,013	$17,576	$549,437	$—

NOTE 5. OTHER COMPREHENSIVE INCOME

Other comprehensive income was $(4.4) million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. The difference between net income as reported and comprehensive income was due to the changes in unrealized gains and losses, net of tax on available-for-sale debt securities.

	For the Three Months Ended March 31,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$(6,478)	$1,871	$(4,607)	$3,981	$(1,529)	$2,452
Reclassification adjustment of realized losses (gains) included in net income	227	(48)	179	(771)	293	(478)
Effect on other comprehensive income	$(6,251)	$1,823	$(4,428)	$3,210	$(1,236)	$1,974

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Land	$2,582	$2,582
Building	12,132	12,148
Computer hardware and software	3,957	4,093
Office furniture and equipment	766	759
Tenant and leasehold improvements	3,846	3,660
Vehicle fleet	857	815
Total, at cost	24,140	24,057
Less: accumulated depreciation and amortization	5,723	5,309
Property and equipment, net	$18,417	$18,748

Depreciation and amortization expense for property and equipment was $414 thousand and $383 thousand for the three months ended March 31, 2018 and 2017, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229 thousand square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At March 31, 2018 and December 31, 2017 goodwill (see Note 2) was $152.5 million and intangible assets were $95.0 million and $101.6 million, respectively. The Company has determined the useful life of the value of the business acquired to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and classified as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2017	$152,459
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2018	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of ZAC and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of our intangible assets was $6.6 million and $3.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2018 or 2017.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018 remaining	$18,149
2019	$8,208
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
Thereafter	$41,909
$93,684
(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	For the Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Net income attributable to common stockholders (000's)	$14,829	$5,983
Weighted average shares outstanding	25,727,553	28,806,709
Basic earnings per share:	$0.58	$0.21

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$14,829	$5,983
Weighted average shares outstanding	25,727,553	28,806,709
Weighted average dilutive shares	1,004,466	—
Total weighted average dilutive shares	26,732,019	28,806,709
Diluted earnings per share:	$0.55	$0.21

NOTE 9. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition Costs (“DPAC”), net of corresponding amounts of ceded reinsurance commissions, called deferred reinsurance ceding commissions (“DRCC”). Net DPAC is amortized over the effective period of the related insurance policies. The Company earns ceding commission on its quota share reinsurance contracts. Ceding commission income reduces policy acquisition costs and other general underwriting expenses included in general and administration expense on the income statement. Ceding commission income is deferred and recognized over the quota share contract period. For the three months ended March 31, 2018, the Company recorded in aggregate $19.0 million in ceding commission income.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three-month periods ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Beginning Balance	$41,678	$42,779
Policy acquisition costs deferred	24,371	21,878
Amortization (1)	(12,187)	(23,442)
Ending Balance	$53,862	$41,215

1.	Includes ceding commission income of approximately $14.3 million.

NOTE 10. INCOME TAXES

During the three months ended March 31, 2018 and 2017, the Company recorded $5.2 million and $3.7 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 25.8% and 38.3%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects.  Pre-tax earnings were higher for the first quarter of 2018, although they were impacted by the adoption of ASU 2016-01 which included $869 thousand of unrealized losses on equity securities within pre-tax earnings. Higher pre-tax earnings caused tax favored adjustments to be lower on a percentage basis in 2018 compared to the prior year. Additionally, the Tax Cuts and Jobs Act of 2017 (“TCJA”) lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018 causing a decrease in the overall effective tax rate when compared to the prior year.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	March 31, 2018	December 31, 2017
Deferred tax assets:	(In thousands)
Unearned premiums	$13,210	$12,488
Unearned commission	10,742	11,987
Net operating loss	2,389	4,727
Tax-related discount on loss reserve	1,158	1,250
Unrealized loss	2,424	—
Investments	293	—
Stock-based compensation	987	—
Prepaid expenses	1,205	1,950
Other	375	331
Total deferred tax asset	32,783	32,733
Deferred tax liabilities:
Deferred acquisition costs	15,626	9,775
Prepaid expenses	10,334	27,568
Unrealized gains	—	30
Property and equipment	527	—
Note discount	2,920	3,818
Basis in purchased investments	265	335
Basis in purchased intangibles	20,625	24,250
Other	766	1,290
Total deferred tax liabilities	51,063	67,066
Net deferred tax liability	$(18,280)	$(34,333)

On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. Tax code. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were re-measured in 2017 to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods upon the date of enactment.

Certain income tax effects of the Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC 740. Our 2017 Form 10-K discusses enactment of the Tax Act on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended March 31, 2018, the U.S. Treasury Department and the Internal Revenue Service have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete.

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

At March 31, 2018 and December 31, 2017, we had no significant uncertain tax positions.

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

Heritage P&C provides property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program:

•

Heritage P&C’s Retention. If a first catastrophic event strikes a Heritage P&C risk, its primary retention is the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses. If a second catastrophic event strikes a Heritage P&C risk, its primary retention decreases to $16 million and the remainder of the losses are ceded to third parties. In a first event exceeding approximately $878 million, there is an additional co-participation of 20% subject to a maximum co-participation of $727,000. Assuming a 1-100yr first event, a second event exceeding approximately $420 million, results in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36 million. Heritage P&C has a $16 million (including 20% co-participation) primary retention after a 1-100 yr. first event for events beyond the second catastrophic event.

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

•

2017-2 Notes: During May 2017, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $35 million of principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C for $35 million of coverage under the reinsurance agreements. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate this layer will be exhausted due to Hurricane Irma losses. This coverage does not reinstate and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. For the 2017 hurricane seasons these notes provide coverage only to Heritage P&C who pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class D notes provide $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate that a portion of the 2016 Class E notes layer will be exhausted due to Hurricane Irma losses. This coverage does not reinstate and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program.

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate that a portion of the 2015 Class B and C notes layer will be exhausted due to Hurricane Irma losses. We have directed the Trustee to hold the collateral beyond the contract period to provide reimbursements for Hurricane Irma claims. This layer of reinsurance coverage will expire in advance of the 2018 hurricane season and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program

Layers above the FHCF - Florida program

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

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $984 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted The Company paid a reinsurance reinstatement premium for $606 million of this coverage, which can be a reinstated one time. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

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

NBIC Program

NBIC, our insurance subsidiary located in Rhode Island, provides property insurance coverage in the states of Connecticut, Massachusetts, New Jersey, New York and Rhode Island. NBIC’s catastrophe reinsurance program provides coverage for loss occurrences up to $1 billion (1:100-year event) on the first event and includes automatic reinstatement protection. The program includes coverage for catastrophic events such as severe winter storms, hurricanes and tornadoes. During 2017, NBIC’s net retention for a catastrophic event of up to $1.0 billion is $1.3 million. NBIC’s reinsurance program also covers non-catastrophic losses. A summary of NBIC’s combined reinsurance protection follows. The reinsurance program is placed with strong participation from leading reinsurers across global markets with no one reinsurer exceeding 10%. The reinsurance partners are all rated A- to A+ by Standard and Poor’s.

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

•

The Company’s Retention. If a first catastrophic event strikes Florida, the Company had a primary retention of the first $40 million of losses and loss adjustment expenses, of which Osprey was responsible for $20 million. If a first catastrophic event strikes Hawaii, the Company had a primary retention of the first $30 million of losses and loss adjustment expenses, of which Osprey was responsible for $15 million. If a second event strikes Florida, Heritage P&C’s primary retention decreased to $15 million and the remainder of the losses are ceded to third parties. If a second event strikes Hawaii, Zephyr’s primary retention decreased to $5 million. In the second event only for a loss exceeding $190 million, there was an additional Company co-participation of 5.4% subject to a maximum co-participation of $11.6 million. Heritage P&C and Zephyr each had a $5 million primary retention for events beyond the second catastrophic event. Osprey had no primary retention beyond the first catastrophic event in Florida or Hawaii. Additionally, Osprey was responsible for payment of up to $5.3 million of reinstatement premium, depending on the amount of losses incurred.

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

•

FHCF Layer. The Company’s FHCF program provided coverage for Florida events only and included an estimated maximum provisional limit of 45% of $1.5 billion, in excess of its retention of $460 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. The Company had purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage is adjusted, this private reinsurance with third party reinsurers and Citrus Re would be adjusted to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it would have provided coverage for multiple events.

•

Layers alongside the FHCF. The Florida reinsurance program included third party layers alongside the FHCF. These included 2015 C and 2015 B series catastrophe bonds, which cover Florida only for the 2016 season, and 2016 D and 2016 E catastrophe bond series issued by Citrus Re, which total $377.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $200 million of coverage. Through a reinstatement, the Company would be able to reinstate the full $200 million of reinsurance one time. These 2016 catastrophe bonds and the traditional reinsurance layer provided coverage for both Florida and Hawaii catastrophe losses.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. Heritage P&C and Zephyr paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C and Zephyr under the reinsurance agreements. The Class D notes provided $150 million of coverage and the Class E notes provide $100 million of coverage. The Class D and Class E notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C and Zephyr. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreement with Citrus Re. The 2015 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provided $97.5 million of coverage, and the Class C notes provide $30 million of coverage. The Class B and Class C notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may have been extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

Layers above the FHCF - Florida program

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreement with Citrus Re. Th e 2015 notes did not provide coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C paid a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provided $150 million of coverage for a layer above the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes could have been extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2014 Class A Notes: Coverage immediately below and above the 2015 Class A notes is provided by the 2014 reinsurance agreements entered into with Citrus Re. The first contract with Citrus Re provided $150 million of coverage immediately below 2015 Class A, and the second contract provided an additional $50 million of coverage which sits immediately above 2015 Class A. During April 2014, Heritage P&C entered into two catastrophe reinsurance agreements with Citrus Re. The 2014 notes did not provided coverage for Zephyr for the 2016 hurricane season. The agreements provided for three years of coverage from catastrophe losses caused by certain named storms, including hurricanes, beginning on June 1, 2014. The limit of coverage of $200 million was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued $200 million of principal-at-risk variable notes due April 2017 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The maturity date of the notes could have been extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$470,083	$140,137
Less: reinsurance recoverable on unpaid losses	315,353	586
Net balance, beginning of period	154,730	139,551
Incurred related to:
Current year	51,361	47,876
Prior years	1,730	(1,229)
Total incurred	53,091	46,647
Paid related to:
Current year	(1,252)	11,236
Prior years	46,737	44,708
Total paid	45,485	55,944
Net balance, end of period	162,336	130,251
Plus: reinsurance recoverable on unpaid losses	385,399	1,321
Balance, end of period	$547,735	$131,572

As of March 31, 2018, we reported $162 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $98.8 million attributable to IBNR net of reinsurance recoverables, or 60.9% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the three months ended March 31, 2018 and 2017 reflect prior year development of $1.7 million and a redundancy of $1.2 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The unfavorable development for the three months ended March 31, 2018 resulted from $3.0 million of unfavorable development from catastrophe losses related to Hurricane Matthew, partially offset by favorable development from non-catastrophe losses on a consolidated basis. NBIC incurred during the three months ended March 31, 2018 from seven different winter storms in the northeast, three of which were named storms. Gross losses for winter storms during the quarter were approximately $56.0 million on a gross basis and approximately $9.0 million net of reinsurance.

NOTE 13. LONG-TERM DEBT

In December 2016, the Company issued $79.5 million of Senior Secured Notes (“Secured Notes”) bearing 8.75% per annum plus the three-month average of LIBOR. Interest is accrued monthly and paid quarterly. At March 31, 2018, we recognized $74 million on the Secured Notes, net of issuance costs which totaled approximately $5.5 million. During the three months ended March 31, 2018 and 2017, the Company made interest payments of approximately $2.1 million and $1.9 million, respectively. Quarterly principal payments will commence on December 15, 2018.

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest accrues from August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, beginning in 2018. As of March 31, 2018, we recognized $98.6 million on the Convertible Notes, net of issuance and debt discount costs which totaled approximately, $17.0 million. During the three months ended March 31, 2018, the Company made interest payments of approximately $3.7 million.

In April 2018, the Company reacquired $10.6 million of its outstanding Convertible Notes in the open market at a cost of $13.4 million.

In November 2017, the Company, through its subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a cost of $25.2 million. Based on the reacquisition of the Convertible Notes, the Company derecognized the related debt and conversion option liability. In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights.

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum. The Company makes monthly principal and interest payments against the loan. During the three months ended March 31, 2018, the Company paid in principal and interest $0.2 million.

The following table summarizes the Company’s long-term debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Convertible debt	$115,624	$115,624
Mortgage loan	12,591	12,658
Senior Note payable	79,500	79,500
Total principal amount	$207,715	$207,782
Less: unamortized discount and issuance costs
Debt discount and issuance cost on convertible debt	17,034	17,605
Debt issuance cost on senior note payable	5,543	5,772
Total long-term debt	$185,138	$184,405

NOTE 14. OTHER LIABILITIES

Other liabilities consist of the following as of March 31, 2018 and December 31, 2017:

Description	March 31, 2018	December 31, 2017
	(In thousands)
Deferred ceding commission	$47,841	$51,109
Outstanding claim checks	97,181	79,666
Accounts payable and other payables	10,878	17,948
Accrued interest and issuance costs	1,432	3,117
Accrued dividends	1,601	—
Escrow	1,210	1,210
Premium tax	297	3,660
Other liabilities	2,045	218
Commission payables	10,269	12,609
Total other liabilities	$172,754	$169,537

NOTE 15. STATUTORY ACCOUNTING AND REGULATIONS

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The statutory surplus for the three months ended

March 31, 2018 for Heritage P&C, Zephyr and NBIC was $176.4  million, $74.7 million and $115.4 million, respectively. The statutory surplus for the year ended December 31, 2017 for Heritage P&C, Zephyr and NBIC was $186.0 million, $76.4 million and $113.7 million, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At December 31, 2017, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2018 and 2017.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150 thousand. For the three months ended March 31, 2018 the Company paid consulting fees to Ms. Lucas of approximately $171 thousand.

NOTE 18. EMPLOYEE BENEFIT PLANS

Heritage P&C provides a 401(k) plan for substantially all of its employees. Heritage P&C contributes 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum Safe Harbor match is 4%. For the three-month periods ended March 31, 2018 and 2017, the Heritage P&C’s contributions to the plan on behalf of the participating employees were $230 thousand and $195 thousand, respectively.

Heritage P&C provides for its employees a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2018 and 2017, Heritage P&C incurred medical premium costs in the aggregate of $853 thousand and $571 thousand, respectively. Heritage P&C also recorded approximately $13 thousand as unpaid claims as of March 31, 2018. A stop loss reinsurance policy caps the maximum loss that could be incurred by Heritage P&C under the self-insured plan. Heritage P&C’s stop loss coverage per employee is $60 thousand for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by Heritage P&C. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NBIC provides a 401(k) plan for its employees who elect to participate and matches the contributions up to a maximum of 4%. Employer contributions vest 20% each year until fully vested after 5 years.

NOTE 19. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2018, the Company had 25,769,806 shares of common stock outstanding, 7,214,797 treasury shares of common stock and 800,000 unvested shares of restricted common stock issued reflecting total paid-in capital of $297.1 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2017, there were, as of December 31, 2017, 25,885,004 shares of common stock outstanding, 7,099,597 treasury shares of common stock and 675,000 unvested restricted stock grants, representing $294.8 million of additional paid-in capital.

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

Stock Repurchase Program

On May 4, 2016, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $70 million of the Company’s common stock. The Board of Directors has extended the repurchase plan to June 30, 2018. At December 31, 2017, the Company had purchased in aggregate approximately $47 million in Company’s common stock. During the first quarter of 2018, the Company purchased 115,200 shares of its common stock for $2.0 million. At March 31, 2018, the Company has the capacity to repurchase $20.8 million of its common shares until June 30, 2018.

Dividends

On February 26, 2018, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2018, to shareholders of record March 15, 2018. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 20. STOCK-BASED COMPENSATION

Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. As of December 31, 2017, all unexercised shares have been forfeited.

At March 31, 2018 there were 1,231,699 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

During the first quarter of 2018, the Company granted 125,000 shares of restricted stock with a fair value of $16.35. The restricted stock vests in equal annual installments over a five-year period.

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

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments generally over a five-year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends.   Restricted stock activity for the quarter ended March 31, 2018 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2017	675,000	$21.40
Granted	125,000	$16.35
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at March 31, 2018	800,000	$20.61

Awards are being amortized to expense over the five-year vesting period. The Company recognized $1.3 million and $1.2 million of compensation expense for the three months ended March 31, 2018 and 2017, respectively. There was approximately $14.4 million of unrecognized compensation expense related to the un-vested restricted stock at March 31, 2018. The Company expects to recognize the remaining compensation expense over a weighted average period of 2.9 years.

NOTE 21. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of March 31, 2018.

On May 7, 2018, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2018 to stockholders of record as of June 15, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Financial Results Highlights for the Three Months Ended March 31, 2018

•

Premium in force at March 31, 2018 was approximately $923 million. There were approximately 522,000 policies in force at March 31, 2018. NBIC accounting for approximately $331 million of in force premium and approximately 196,000 policies in-force at March 31, 2018.

•	Gross premiums written of $204.4 million and total revenue of $112.0 million.
•	Net premiums earned of $106.1 million.
•	Operating income of $24.8 million.
•	Combined ratio of 82.2% on a net basis.
•	Cash, cash equivalents and investments of approximately $697.0 million, with total assets of $1.9 billion.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2018, we reassessed our critical accounting policies and estimates as disclosed within our 2017 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
REVENUE:
Gross premiums written	$204,366	$142,235
Change in gross unearned premiums	22,797	12,373
Gross premiums earned	227,163	154,608
Ceded premiums	(121,055)	(62,432)
Net premiums earned	106,108	92,176
Net investment income	3,302	2,502
Net realized (losses) gains	(227)	771
Other revenue	2,843	3,844
Total revenue	$112,026	$99,293

OPERATING EXPENSES:
Losses and loss adjustment expenses	53,091	46,647
Policy acquisition costs, net of ceding commission income of $14.3 million and $0	12,187	23,442
General and administrative expenses, net of ceding commission income of $4.7 million and $0	21,931	17,314
Total operating expenses	87,209	87,403
Operating income	24,817	11,890
Interest expense, net	4,820	2,181
Income before income taxes	19,997	9,709
Provision for income taxes	5,168	3,726
Net income	$14,829	$5,983
Basic earnings per share	$0.58	$0.21
Diluted earnings per share	$0.55	$0.21
Selected Other Data
Book value per share	$15.09	$12.67
Growth in book value per share	19.1%	6.1%
Return on average equity	15.4%	6.7%

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

Gross premiums written

Gross premiums written increased to $204.4 million for the three months ended March 31, 2018 as compared to $142.2 million for the three months ended March 31, 2017. The increase in gross premiums written is due to the increase in written premium of $70.5 million associated with the acquisition of NBIC, reduced by a decline in written premium by Heritage P&C of approximately $8.0 million, primarily associated with exposure management. Personal residential business accounted for $181.8 million and commercial residential accounted for $22.6 million of the total gross premiums written for the three months ended March 31, 2018. Assumed business represented 33.4% and 59.1% of the total premium in force for the three months ended March 31, 2018 and March 31, 2017, respectively.

Gross premiums earned

Gross premiums earned increased to $227.2 million for the three months ended March 31, 2018 as compared to $154.6 million for the three months ended March 31, 2017. Approximately $81.1 million of the increase relates to the inclusion of premium earned by NBIC, offset by a reduction in gross premium earned by Heritage P&C of approximately $8.5 million.

Ceded premiums

Ceded premiums increased to $121.1 million for the three months ended March 31, 2018 as compared to $62.4 million for the three months ended March 31, 2017. The increase in ceded premiums relates to the inclusion of premium ceded by NBIC reduced by a $6.5 million reduction in premium ceded by Heritage P&C and Zephyr. Premium ceded by NBIC is primarily comprised of catastrophe ceded premium as well as gross and net quota share treaties. The decrease in ceded premium by Heritage P&C and Zephyr relates to the timing of the inception of reinsurance agreements and the change in the mix of business and total insured values for the respective reinsurance contracts. Catastrophe excess of loss contracts for the 2017 hurricane season cover the period from June 1, 2017 to May 31, 2018 whereas the 2016 reinsurance contract covers the period from June 1, 2016 to May 31, 2017.

Net premiums earned

Net premiums earned increased to $106.1 million for the three months ended March 31, 2018 as compared to $92.2 million for the three months ended March 31, 2017. The increase in net premiums earned relates primarily to inclusion of net premium earned by NBIC.

Net investment income

Net investment income, inclusive of realized investment gains, decreased to $3.1 million for the three months ended March 31, 2018 as compared to $3.3 million for the three months ended March 31, 2017. The variance relates to the inclusion of net investment income earned by NBIC, offset by a decline in net investment income by Heritage P&C due to the use of funds for the payment of Hurricane Irma claims.

Other revenue

Other revenue decreased slightly to $2.8 million for the three months ended March 31, 2018 as compared to $3.8 million for the three months ended March 31, 2017.

Total revenue

Total revenue increased to $112.0 million for the three months ended March 31, 2018 as compared to $99.3 million for the three months ended March 31, 2017. The increase in total revenue relates primarily to the increase in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $53.1 million for the three months ended March 31, 2018 as compared to $46.6 million for the three months ended March 31, 2017. The increase in losses and loss adjustment expenses relates primarily to inclusion of losses and LAE associated with NBIC, reduced by a decrease associated with our consolidated Florida operations. The Company’s losses incurred for the three months ended March 31, 2018 reflects prior year development of $2.5 million, associated with management’s best estimate of the actuarial loss and LAE reserves for Heritage P&C with consideration given to Company specific historical loss experience. We experienced adverse development during the quarter ended March 31, 2018 of approximately $3 million associated with Hurricane Matthew, which was partially offset by net favorable development on a consolidated basis.

Policy acquisition costs

Policy acquisition costs decreased to $12.2 million for the three months ended March 31, 2018 as compared to $23.4 million for the three months ended March 31, 2017. The decrease is primarily attributable to ceding commission of $14.3 million associated with NBIC quota share reinsurance treaties which significantly reduced policy acquisition costs.

General and administrative expenses

General and administrative expenses increased to $21.9 million for the three months ended March 31, 2018 as compared to $17.3 million for the three months ended March 31, 2017. The increase was due primarily to expenses associated with NBIC and an increase in general and administrative expenses associated with our expansion to new states and overall infrastructure growth. The increase in expenses was reduced by $4.7 million of NBIC ceding commission income allocable to other underwriting expenses.

Interest and amortization of debt issuance costs

As described in Note 13 – Long-Term Debt to our consolidated financial statements appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense of $4.4 million and amortization of debt issuance costs of $0.4 million for the quarter ended March 31, 2018.

Provision for income taxes

Provision for income taxes was $5.2 million and $3.7 million for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate for the three months ended March 31, 2018 and 2017 was 25.8% and 38.4%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year. The decrease in the effective tax rate is associated with the enactment the Tax Act, as discussed at Note 10 of these unaudited financial statements, which decreased the enacted federal statutory tax rate from 35% to 21%.

Net income

Our net income for the three months ended March 31, 2018 is $14.8 million, or $0.55 earnings per diluted common share, compared to net income of $6.0 million, or $0.21 earnings per diluted common share, for the three months ended March 31, 2017. The increase relates to inclusion of NBIC net income coupled with an increase in net income associated with a reduction in losses and a lower effective tax rate associated with the Tax Act, reduced by additional interest associated with the convertible debt issued in the third quarter of 2017.

Ratios

Due to the impact our reinsurance costs have on net premiums earned from period to period, our management believes the ratios discussed below are more meaningful when viewed on a net basis.

	For the Three Months Ended March 31,
	2018	2017
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	53.3%	40.3%
Loss ratio	23.4%	30.2%
Operating expense ratio	15.0%	26.4%
Combined ratio	91.7%	96.9%

Ratios to Net Premiums Earned:
Loss ratio	50.0%	50.6%
Operating expense ratio	32.2%	44.2%
Combined ratio	82.2%	94.8%

Ceded premium ratio

Our ceded premium ratio increased to 53.3% for the three months ended March 31, 2018 compared to 40.3% for the three months ended March 31, 2017. The increase relates primarily to NBIC, resulting from its gross and net quota share reinsurance treaties.

Gross loss ratio

Our gross loss ratio decreased to 23.4% for the three months ended March 31, 2018 compared to 30.2% for the three months ended March 31, 2017. The decrease is primarily due to inclusion of NBIC which generated a significantly lower gross loss ratio due to its quota share reinsurance program, despite the impact of losses from winter storms during the quarter ended March 31, 2018. As described in our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2017, our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for Hurricane Irma claims. This vertical integration also had a favorable impact on our loss ratio for the quarter ended March 31, 2018.

Net loss ratio

Our net loss ratio decreased slightly to 50.0% for the three months ended March 31, 2018 compared to 50.6% for the three months ended March 31, 2017. While the net loss ratio was relatively consistent, we did experience higher loss ratios at Heritage P&C and NBIC, which were mitigated by profitability at CAN.

Gross expense ratio

Our gross expense ratio decreased to 15.0% for the three months ended March 31, 2018 compared to 26.4% for the three months ended March 31, 2017, primarily due to the benefit of ceding commission income of approximately $19.0 million earned from NBIC’s quota share reinsurance program. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Net expense ratio

Our net expense ratio decreased to 32.2% for the three months ended March 31, 2018 compared to 44.2% for the three months ended March 31, 2017, primarily due to the benefit associated with the inclusion of NBIC ceding commission income as discussed above.

Combined ratio

Our combined ratio on a gross basis decreased to 91.7% for the three months ended March 31, 2018 compared to 96.9% for the three months ended March 31, 2017. Our combined ratio on a net basis decreased to 82.2% for the three months ended March 31, 2018 compared to 94.8% for the three months ended March 31, 2017. The combined ratio decreased due to the favorable impact of the NBIC acquisition on the loss and operating expense ratios as described above coupled with a lower ceded earned and gross loss ratio for the Heritage entities excluding NBIC.

Liquidity and Capital Resources

As of March 31, 2018, we had $193.6 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $20.8 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At March 31, 2018, approximately $21 million was held in Osprey’s trust account.

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

Cash Flows

	For the Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,132)	$3,986	$(16,118)
Investing activities	55,747	(1,249)	56,996
Financing activities	(3,668)	(6,289)	2,621
Net increase (decrease) in cash and cash equivalents	$39,947	$(3,552)	$43,499

Operating Activities

Cash used by operating activities was $12.1 million for the three months ended March 31, 2018 compared to cash provided of $4.0 million for the three months ended March 31, 2017. The decrease in cash from operating activities was primarily due to cash used to pay Hurricane Irma claims during the first quarter of 2018 pending reinsurance recoveries. Additionally, cash was used to pay winter storm claims in the northeast.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2018 was $55.7 million as compared to cash used of $1.2 million for the comparable period in 2017. The cash provided by investing activities in the first quarter of 2018 relates to investments sold during the quarter, primarily to fund payments of Hurricane Irma claims pending reinsurance recoveries

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $3.7 million, as compared to cash used in financing activities of $6.3 million for the comparable period in 2017. The decrease in cash used in financing activities is due primarily to fewer shares repurchased under the stock repurchase program in the current year.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Convertible senior notes	$200,535	$3,396	$20,379	$20,379	$156,381
Senior secured notes	118,426	10,312	40,655	67,459	—
Mortgage loan	22,106	826	2,678	2,679	15,923
Total Contractual Obligations	$341,067	$14,534	$63,712	$90,517	$172,304

Seasonality of our Business

Our insurance business is seasonal as hurricanes typically occur during the period from June 1 through November 30 each year and winter storms generally impact the first and fourth quarters of each year. With our catastrophe reinsurance program effective on June 1 each year, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will occur and be reflected in our financial results beginning June 1 of each year, subject to certain adjustments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2018 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at March 31, 2018 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$429,352	$(57,326)	(12)%
200 basis point increase	$448,302	$(38,376)	(8)%
100 basis point increase	$467,448	$(19,230)	(4)%
100 basis point decrease	$505,534	$18,856	4%
200 basis point decrease	$524,078	$37,400	8%
300 basis point decrease	$536,655	$49,977	10%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at March 31, 2018 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$154,873	31%	$151,574	31%
AA+	$97,671	20%	$95,257	20%
AA	$55,659	11%	$54,539	11%
AA-	$35,784	7%	$35,172	7%
A+	$41,337	8%	$40,551	8%
A	$31,807	7%	$31,291	7%
A-	$33,364	7%	$32,757	7%
BBB+	$22,737	5%	$22,390	5%
BBB	$12,943	3%	$12,657	3%
BBB-	$6,116	1%	$6,014	1%
BB	$701	0%	$708	0%
BB+	$1,743	0%	$1,708	0%
B+	$239	0%	$235	0%
B	$794	0%	$790	0%
NA and NR	$1,044	0%	$1,035	0%
Total	$496,812	100%	$486,678	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2018 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2018 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$2,000	12%
Energy	2,360	15%
Other	11,875	73%
Subtotal	$16,235	100%
Mutual Funds and ETF By type:
Equity	$—	—
Total	$16,235	100%

Foreign Currency Exchange Risk

At March 31, 2018, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 15, 2018 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended March 31, 2018, we purchased 115,200 shares of common stock for an aggregate purchase of $2.0 million under our share repurchase program. A summary of our common stock repurchases during the three months ended March 31, 2018 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 through January 31, 2018	—	—	—	$22,836
February 1, 2018 through February 31, 2018	—	—	—	$22,836
March 1, 2018 through March 31, 2018	115,200	$17.32	115,200	$20,836
Total	115,200		115,200

(1)	Average price paid per share excludes cash paid for commissions.

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 9, 2018	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 9 2018	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)