Form 10-Q
period 2018-06-30
Heritage Insurance Holdings, Inc.
filed 2018-08-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on August 6, 2018 was 26,569,804

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $519,875 and $552,458 in 2018 and 2017, respectively)	508,921	$549,796
Equity securities, available for sale, at fair value (cost of $17,070 and $17,548 in 2018 and 2017, respectively)	15,958	17,217
Total investments	524,879	567,013
Cash and cash equivalents	218,343	153,697
Restricted cash	16,884	20,833
Accrued investment income	4,306	5,057
Premiums receivable, net	68,168	67,757
Reinsurance recoverable on paid and unpaid claims	467,857	357,357
Prepaid reinsurance premiums	295,924	227,764
Income taxes receivable	42,492	37,338
Deferred policy acquisition costs, net	69,648	41,678
Property and equipment, net	18,329	18,748
Intangibles, net	88,371	101,626
Goodwill	152,459	152,459
Other assets	23,239	19,883
Total Assets	$1,990,899	$1,771,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$488,610	$470,083
Unearned premiums	485,230	475,334
Reinsurance payable	276,507	17,577
Long-term debt, net	177,257	184,405
Deferred income tax	15,350	34,333
Advance premiums	35,821	23,648
Accrued compensation	6,754	16,477
Accounts payable and other liabilities	119,290	169,537
Total Liabilities	$1,604,819	$1,391,394

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,569,804 shares issued and 25,769,804 outstanding at June 30, 2018 and 26,560,004 shares issued and 25,885,004 outstanding at December 31, 2017	3	3
Additional paid-in capital	294,183	294,836
Accumulated other comprehensive loss	(8,348)	(3,064)
Treasury stock, at cost, 7,214,797 shares at June 30, 2018 and 7,099,597 shares at December 31, 2017	(89,185)	(87,185)
Retained earnings	189,427	175,226
Total Stockholders' Equity	386,080	379,816
Total Liabilities and Stockholders' Equity	$1,990,899	$1,771,210

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
REVENUES:
Gross premiums written	$263,664	$159,255	$468,030	$301,490
Change in gross unearned premiums	(32,693)	(6,901)	(9,896)	5,472
Gross premiums earned	230,971	152,354	458,134	306,962
Ceded premiums	(119,767)	(61,902)	(240,822)	(124,334)
Net premiums earned	111,204	90,452	217,312	182,628
Net investment income	2,555	2,973	5,857	5,475
Net realized (losses) gains	(85)	(125)	(312)	646
Other revenue	4,298	3,638	7,141	7,482
Total revenues	117,972	96,938	229,998	196,231
EXPENSES:
Losses and loss adjustment expenses	65,989	46,046	119,080	92,693
Policy acquisition costs, net of ceding commission income for the three and six months ended June 30, 2018, of $13,493 and $27,738 respectively	19,411	21,738	31,598	45,180
General and administrative expenses, net of ceding commission income for the three and six months ended June 30, 2018, of $4,498 and $9,246 respectively	24,422	16,092	46,352	33,406
Total expenses	109,822	83,876	197,030	171,279
Operating income	8,150	13,062	32,968	24,952
Interest expense, net	5,386	2,231	10,206	4,412
Other non-operating income, net	(542)	—	(542)	—
Income before income taxes	3,306	10,831	23,304	20,540
Provision for income taxes	898	4,189	6,066	7,915
Net income	$2,408	$6,642	$17,238	$12,625
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(545)	3,899	(7,023)	7,880
Reclassification adjustment for net realized investment losses (gains)	85	125	312	(646)
Income tax (expense) benefit related to items of other comprehensive income	(239)	(1,549)	1,584	(2,785)
Total comprehensive income	$1,709	$9,117	$12,111	$17,074
Weighted average shares outstanding
Basic	25,631,871	28,283,587	25,679,448	28,543,703
Diluted	26,316,597	28,283,587	26,480,707	28,543,703
Earnings per share
Basic	$0.09	$0.23	$0.67	$0.44
Diluted	$0.09	$0.23	$0.65	$0.44

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,004	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,004	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	2,612	—	—	—	2,612
Convertible Option debt extinguishment, net of tax	—	—	(4,235)	—	—	—	(4,235)
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Tax effect of warrant reclassification	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(3,194)	—	—	(3,194)
Net unrealized change in investments, net of tax	—	—	—	—	—	(5,127)	(5,127)
Net income	—	—	—	17,238	—	—	17,238
Balance at June 30, 2018	25,769,804	$3	$294,183	$189,427	$(89,185)	$(8,348)	$386,080

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	$(25,562)	$(5,018)	$357,959
Stock buy-back	(684,022)	—	—	—	(8,607)	—	(8,607)
Stock-based compensation	—	—	2,408	—	—	—	2,408
Dividends declared on common stock	—	—	—	(3,567)	—	—	(3,567)
Net unrealized change in investments, net of tax	—	—	—	—	—	4,449	4,449
Net income	—	—	—	12,625	—	—	12,625
Balance at June 30, 2017	28,156,421	$3	$208,135	$191,867	$(34,169)	$(569)	$365,267

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$17,238	$12,625
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	2,612	2,408
Bond amortization and accretion	3,454	4,492
Amortization of original issuance discount on debt	2,050	—
Depreciation and amortization	14,041	3,798
Net realized gains	312	(646)
Net gain on repurchase of debt	(542)	—
Deferred income taxes	(15,579)	(1,137)
Changes in operating assets and liabilities:
Accrued investment income	751	(341)
Premiums receivable, net	(411)	3,760
Prepaid reinsurance premiums	(68,160)	(106,400)
Reinsurance premiums receivable and recoverable	(110,500)	—
Income taxes receivable	(5,154)	8,416
Deferred policy acquisition costs, net	(27,970)	987
Other assets	(3,356)	(1,422)
Unpaid losses and loss adjustment expenses	18,527	(17,353)
Unearned premiums	9,896	(5,472)
Reinsurance payable	258,930	128,140
Accrued interest	(3,148)	(3,938)
Accrued compensation	(9,723)	1,176
Advance premiums	12,173	7,320
Other liabilities	(47,109)	(3,438)
Net cash provided by operating activities	48,332	32,975
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	163,611	99,041
Purchases of investments available for sale	(132,306)	(93,862)
Cost of property and equipment acquired	(367)	(150)
Net cash provided by investing activities	30,938	5,029
FINANCING ACTIVITIES
Mortgage loan payments	(131)	—
Repurchase of convertible note	(13,248)	—
Purchase of treasury stock	(2,000)	(8,607)
Cash dividends paid	(3,194)	(3,567)
Net cash used in financing activities	(18,573)	(12,174)
Increase in cash, cash equivalents, and restricted cash	60,697	25,830
Cash, cash equivalents and restricted cash, beginning of period	174,530	126,727
Cash, cash equivalents and restricted cash, end of period	$235,227	$152,557
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$5,406	$601
Interest paid	$8,317	$3,900

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$218,343	$153,697
Restricted cash	16,884	$20,833
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$235,227	$174,530

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and six months ended June 30, 2018 and 2017 include Heritage Insurance Holdings, Inc. (“Parent Company”); its property and casualty insurance subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company, Inc. (“Zephyr”); Heritage MGA, LLC, the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

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

The condensed consolidated financial information included herein as of and for the three and six months ended June 30, 2018 and 2017 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and six months ended June 30, 2018 and 2017 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2017 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, clarifying when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance was effective for the Company on a prospective basis beginning on January 1, 2018. This new guidance does not have an impact on the Company’s condensed consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805). Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The guidance requires an entity to evaluate if substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity then evaluates whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The guidance was effective for the Company on a prospective basis beginning on January 1, 2018. The impact of this guidance will be determined by the terms of any future acquisitions.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is a new accounting standard that will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This updated guidance became effective on January 1, 2018 and requires adoption on a retrospective basis. The Company has not experienced any transactions that are within the scope of this guidance and accordingly will evaluate the effect of this guidance further if and when any such transactions occur.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” To conform to the new guidance, the Company reclassified $20.8 million of restricted cash to the beginning period balance for cash, cash equivalents and restricted cash for the six months ended June 30, 2017.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU will significantly change the income statement impact of equity investments held by an entity and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The guidance requires equity investments to be measured at fair value with changes in fair value recognized through net income. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10)” to clarify certain aspects of ASU No. 2016-01. The updated guidance was effective for the quarter ended March 31, 2018. The adoption of this guidance resulted in the recognition of $0.4 million of net pre-tax unrealized loss on equity investments as a cumulative effect adjustment that decreased retained earnings as of January 1, 2018 and increased AOCI by the same amount. The Company elected to report changes in the fair value of equity investments in other revenue.

In May 2014, the FASB issued ASU Topic 2014-09, Revenue from Contracts with Customers. The ASU 2014-09 creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The standard became effective for the Company in the first quarter of 2018. The Company has determined that this pronouncement is not applicable to its insurance contracts and is not material to the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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

To date, we have taken an inventory of all our operating leases, which consist primarily of auto, equipment and real estate owned and unowned by the Company, started our review of key lease agreements including contract review for embedded leases, and are currently evaluating lease terms, lease payments and appropriate discount rates to use in calculating the right-to-use asset and lease liability. In addition, we are currently evaluating the transition package of practical expedients permitted within the new standard, which among other things, allows us to use hindsight to determine the reasonably certain lease term for existing leases, and allows for the adoption of the new standard at the effective date without adjusting the comparative prior periods presented. We will be continuously assessing the impact of the new standard and the impact on our systems, processes and controls through January 1, 2019, our planned adoption date.

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

The unaudited pro forma effects for the three and six months ended June 30, 2017 is as follows:

	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
	(in thousands, except per share)
Revenue	$111,252	$224,938
Net income	$10,056	$17,394
Basic, earnings per share	$0.36	$0.61
Diluted, earnings per share	$0.36	$0.61

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2018 and December 31, 2017:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
U.S. government and agency securities	$30,537	$8	$875	$29,670
States, municipalities and political subdivisions	63,340	7	1,257	62,090
Special revenue	274,357	32	5,097	269,292
Industrial and miscellaneous	146,817	14	3,628	143,203
Redeemable preferred stocks	4,824	7	165	4,666
Total fixed maturities	519,875	68	11,022	508,921
Nonredeemable preferred stocks	13,922	30	517	13,435
Equity securities	3,098	42	617	2,523
Total equity securities	17,020	72	1,134	15,958
Total investments	$536,895	$140	$12,156	$524,879

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	$39,445	$7	$572	$38,880
States, municipalities and political subdivisions	76,876	104	569	76,411
Special revenue	269,277	524	2,124	267,677
Industrial and miscellaneous	162,093	668	633	162,128
Redeemable preferred stocks	4,767	4	71	4,700
Total fixed maturities	552,458	1,307	3,969	549,796
Nonredeemable preferred stocks	14,450	69	195	14,324
Equity securities	3,098	64	269	2,893
Total equity securities	17,548	133	464	17,217
Total investments	$570,006	$1,440	$4,433	$567,013

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized (losses) gains by major investment category for the three and six months ended June 30, 2018 and 2017.

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Three Months Ended June 30,
Fixed maturities	$2	$70,401	$15	$5,706
Equity securities	1	169	54	2,352
Total realized gains	3	70,570	69	8,058
Fixed maturities	(39)	7,487	(170)	1,686
Equity securities	(49)	1,517	(24)	1,130
Total realized losses	(88)	9,004	(194)	2,816
Net realized (losses) gains	$(85)	$79,574	$(125)	$10,874

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Six Months Ended June 30,
Fixed maturities	$76	$233,874	$34	$8,635
Equity securities	1	169	811	9,565
Total realized gains	77	234,043	845	18,200
Fixed maturities	(242)	61,325	(174)	7,244
Equity securities	(147)	3,758	(25)	657
Total realized losses	(389)	65,083	(199)	7,901
Net realized (losses) gains	$(312)	$299,126	$646	$26,101

The table below summarizes the Company’s fixed maturities at June 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$41,719	8%	$41,643	8%
Due after one year through five years	163,622	31%	161,028	32%
Due after five years through ten years	134,017	26%	129,488	25%
Due after ten years	180,517	35%	176,762	35%
Total	$519,875	100%	$508,921	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Fixed maturities	$2,593	$2,650	$4,978	$5,161
Equity securities	314	482	617	979
Cash, cash equivalents and short-term investments	204	34	1,243	103
Other investments	114	—	183	—
Net investment income	3,225	3,166	7,021	6,243
Investment expenses	670	193	1,164	768
Net investment income, less investment expenses	$2,555	$2,973	$5,857	$5,475

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2018 or December 31, 2017. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended June 30, 2018 and 2017.

The following tables present an aging of our unrealized investment losses by investment class as of June 30, 2018 and December 31, 2017:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
U.S. government and agency securities	49	$600	$18,067	36	$275	$8,978
States, municipalities and political subdivisions	53	868	43,028	10	388	12,747
Industrial and miscellaneous	477	3,259	133,621	34	369	5,793
Special revenue	324	3,080	159,263	165	2,017	52,697
Redeemable preferred stocks	6	158	3,548	7	7	71
Total fixed maturities	909	7,965	357,527	252	3,056	80,286
Nonredeemable preferred stocks	177	492	11,098	22	26	315
Equity securities	9	203	801	8	414	1,101
Total equity securities	186	$695	$11,899	30	$440	$1,416
Total	1,095	$8,660	$369,426	282	$3,496	$81,702

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	53	$284	$20,053	24	$289	$9,294
States, municipalities and political subdivisions	51	359	49,803	8	210	10,503
Industrial and miscellaneous	284	376	87,898	38	256	11,788
Special revenue	295	777	133,580	183	1,347	69,359
Redeemable preferred stocks	41	66	3,987	17	5	61
Total fixed maturities	724	1,862	295,321	270	2,107	101,005
Nonredeemable preferred stocks	127	188	10,047	6	7	159
Equity securities	11	46	677	12	223	1,095
Total equity securities	138	$234	$10,724	18	$230	$1,254
Total	862	$2,096	$306,045	288	$2,337	$102,259

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures equity securities at fair value on a recurring basis such as, redeemable preferred stock, nonredeemable preferred stock and common stock of domestic corporations which are measured using quoted prices in active markets for identical assets and as such, are represented Level 1 inputs.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. At June 30, 2018 and December 31, 2017, there were no transfers in or out of Level 1, 2, and 3.

June 30, 2018	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$29,670	$351	$29,319	$—
States, municipalities and political subdivisions	62,090	—	62,090	—
Special revenue	269,292	—	269,292	—
Industrial and miscellaneous	143,203	—	143,203	—
Redeemable preferred stocks	4,666	4,666	—	—
Total fixed maturities investments	$508,921	$5,017	$503,904	$—
Nonredeemable preferred stocks	13,435	13,435	—	—
Equity securities	2,523	2,523	—	—
Total equity securities	$15,958	$15,958	$—	$—
Total investments	$524,879	$20,975	$503,904	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
	(in thousands)
Fixed maturities investments:
U.S. government and agency securities	$38,880	$359	$38,521	$—
States, municipalities and political subdivisions	76,411	—	76,411	—
Special revenue	267,677	—	267,677	—
Industrial and miscellaneous	162,128	—	162,128	—
Redeemable preferred stocks	4,700	—	4,700	—
Total fixed maturities investments	$549,796	$359	$549,437	$—
Nonredeemable preferred stocks	14,324	14,324	—	—
Equity securities	2,893	2,893	—	—
Total equity securities	$17,217	$17,217	$—	$—
Total investments	$567,013	$17,576	$549,437	$—

NOTE 5. OTHER COMPREHENSIVE INCOME

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$(545)	$(257)	$(802)	$3,899	$(1,523)	$2,376
Reclassification adjustment of realized losses (gains) included in net income	85	18	103	125	(26)	99
Effect on other comprehensive income	$(460)	$(239)	$(699)	$4,024	$(1,549)	$2,475

	For the Six Months Ended June 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$(7,023)	$1,518	$(5,505)	$7,880	$(2,921)	$4,959
Reclassification adjustment of realized losses (gains) included in net income	$312	$66	$378	(646)	136	(510)
Effect on other comprehensive income	$(6,711)	$1,584	$(5,127)	$7,234	$(2,785)	$4,449

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Land	$2,582	$2,582
Building	12,117	12,148
Computer hardware and software	3,869	4,093
Office furniture and equipment	987	759
Tenant and leasehold improvements	4,004	3,660
Vehicle fleet	865	815
Total, at cost	24,424	24,057
Less: accumulated depreciation and amortization	6,095	5,309
Property and equipment, net	$18,329	$18,748

Depreciation and amortization expense for property and equipment was $786 thousand and $341 thousand for the six months ended June 30, 2018 and 2017, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229 thousand square feet including a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At June 30, 2018 and December 31, 2017 goodwill (see Note 2) was $152.5 million and intangible assets were $88.4 million and $101.6 million, respectively. The Company has determined the useful life of the value of the business acquired from the NBIC acquisition to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and classified as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2017	$152,459
Goodwill acquired	—
Impairment	—
Balance as of June 30, 2018	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of ZAC and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of our intangible assets for the three months ended June 30, 2018 and 2017 was $ $6.6 million and $558 thousand and $13.3 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2018 or 2017.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2018 remaining	$11,520
2019	$8,208
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
Thereafter	$41,910
Total	$87,056
(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income attributable to common stockholders (000's)	$2,408	$6,642	$17,238	$12,625
Weighted average shares outstanding	25,631,871	28,283,587	25,679,448	28,543,703
Basic earnings per share:	$0.09	$0.23	$0.67	$0.44

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$2,408	$6,642	$17,238	$12,625
Weighted average shares outstanding	25,631,871	28,283,587	25,679,448	28,543,703
Weighted average dilutive shares	684,726	—	801,259	—
Total weighted average dilutive shares	26,316,597	28,283,587	26,480,707	28,543,703
Diluted earnings per share:	$0.09	$0.23	$0.65	$0.44

The Company excludes shares potentially issuable under the Company’s Omnibus plan that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.

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

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Beginning Balance	$53,862	$41,215	$41,678	$42,779
Policy acquisition costs deferred	31,572	22,315	55,940	44,193
Amortization	(15,786)	(21,738)	(27,970)	(45,180)
Ending Balance	$69,648	$41,792	$69,648	$41,792

NOTE 10. INCOME TAXES

During the six months ended June 30, 2018 and 2017, the Company recorded $6.0 million and $7.9 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 26.03% and 38.5%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The Tax Cuts and Jobs Act of 2017 (“TCJA”) lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018, causing a decrease in the overall effective tax rate when compared to the prior year.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	June 30, 2018	December 31, 2017
Deferred tax assets:	(In thousands)
Unearned premiums	$9,833	$12,488
Unearned commission	10,266	11,987
Net operating loss	—	4,727
Tax-related discount on loss reserve	1,427	1,250
Unrealized loss	2,922	—
Stock-based compensation	809	—
Prepaid expenses	1,582	1,950
Other	519	331
Total deferred tax asset	27,358	32,733
Deferred tax liabilities:
Deferred acquisition costs	16,759	9,775
Prepaid expenses	369	27,568
Unrealized gains	—	30
Property and equipment	358	—
Note discount	2,655	3,818
Basis in purchased investments	200	335
Basis in purchased intangibles	21,114	24,250
Other	1,253	1,290
Total deferred tax liabilities	42,708	67,066
Net deferred tax liability	$(15,350)	$(34,333)

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

Certain income tax effects of the Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC 740. Our 2017 Form 10-K discusses enactment of the Tax Act on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter that it is received. During the period ended June 30, 2018, the U.S. Treasury Department and the Internal Revenue Service have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete.

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

At June 30, 2018 and December 31, 2017, we had no significant uncertain tax positions.

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

2018 – 2019 Reinsurance Program

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds issued by Citrus Re. The catastrophe reinsurance may be on an excess of loss or quota share basis. We also purchase reinsurance for non-catastrophe losses on a quota share, per risk or facultative basis. Purchasing a sufficient amount of reinsurance to consider catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest cost components. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are, prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We generally amortize our catastrophe reinsurance premiums over the 12-month contract period on a straight-line basis, which is June 1 through May 31. Our quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2018-2019 reinsurance program provides reinsurance in excess of our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. We share portions of our reinsurance program coverage among our insurance company affiliates.

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2018, we entered into catastrophe excess of loss reinsurance agreements covering Heritage P&C, Zephyr and NBIC. The catastrophe reinsurance programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”) and the Florida Hurricane Catastrophe Fund (“FHCF”). The FHCF covers Florida risks only and we participate at 45%. Citrus Re, which provides fully collateralized multi-year coverage, covers catastrophe losses incurred by Heritage P&C only through the 2016 Class D and 2017-1 Notes, and covers catastrophe losses incurred by Heritage P&C, Zephyr and NBIC through the 2016 Class E Note. Our third-party reinsurers are either rated “A- “or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2018-2019 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $801 million for Zephyr, and first event coverage up to $1.0 billion for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million [given small amount did not reduce HPCI net retention for first event by $4.0 million for Osprey portion]; Zephyr - $20.0 million; NBIC – $12.8 million. Our second event retention for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16 million; NBIC – $8.8 million. Our third and subsequent event retention for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16.0 million; NBIC – $8.8 million.

Our program was placed on a cascading basis which provides greater horizontal protection in a multiple small events scenario and features additional coverage enhancements. This coverage exceeds the requirements established by the Companies’ rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, the Hawaii Insurance Division, and the Rhode Island Department of Business Regulation.  For the twelve months ending May 31, 2019, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage.

We are responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.4 billion of limit purchased in 2018 includes reinstatement through the purchase of reinsurance reinstatement premium. In total, we have purchased $3.5 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2018-2019 catastrophe reinsurance programs is approximately $252.0 million.

Gross Quota Share Reinsurance

NBIC purchased an 8% gross quota share reinsurance treaty effective June 1, 2018 which provides ground up loss recoveries of up to $1.0 billion.  Prior to this treaty, NBIC’s gross quota share treaty was 18.75%.

Net Quota Share Reinsurance

NBIC’s net quota share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.) An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 60% of net premiums and losses during 2017 to the Net Quota Share. The net quota share program was renewed on December 31, 2017 ceding 49.5% of the net premiums and losses and 8% of the prior year quota share will runoff.

Aggregate Coverage Heritage P&C and Zephyr

$1.1 billion of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Stub layers, Multi-Zonal, 2017-1 Notes and 2016 Class E Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted The Company paid a reinsurance reinstatement premium for $669.0 million of this coverage, which can be a reinstated one time. Layers (with exception to FHCF and 2016 Class D Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

Aggregate Coverage - NBIC

For the year ended December 31, 2017, NBIC had 25% of an Aggregate contract, in two sections:

•	Section 1: $20.0 million excess $21.5 million in the aggregate for all catastrophe losses excluding named tropical storms.
•	Section 2: $12.0 million excess $8.0 million for named tropical storm losses.

NBIC placed 25% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 31, 2017, expiring May 31, 2018. The limit on the contract is $13.5 million, retention of $18.5 million and franchise deductible of $1.0 million.

NBIC placed 42.50% of an aggregate contract, which covers all catastrophe losses excluding named storms, on May 31, 2018, expiring December 31, 2018. The limit on the contract is $20.0 million, retention of $3.0 million and franchise deductible of $1.5 million.

NBIC placed 92.00% of an occurrence contract, which covers all catastrophe losses excluding named storms, on May 31, 2018, expiring December 31, 2018. The limit on the contract is $20.0 million with a retention of $20.0 million.

Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any commercial properties it insured where the total insured value exceeded $10.0 million.

General Excess of Loss

NBIC’s general excess of loss reinsurance protects NBIC from single risk losses, both property and casualty. The casualty coverage provided by this contract also responds on a “Clash” basis, meaning that multiple policies involved in a single loss occurrence can be aggregated into one loss and applied to the reinsurance contract. The coverage is in two layers in excess of NBIC’s retention of the first $300,000 of loss. The first layer is $450,000 excess $300,000 and the second layer is $2.75 million excess $750,000 (Casualty second layer is $1.25 million excess $750,000). Both layers are 92% placed with the gross quota share providing the additional 8% coverage.

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $3.75 million.

2017 – 2018 Reinsurance Program

Heritage P&C and Zephyr Program

The Company placed its reinsurance program for the period from June 1, 2017 through May 31, 2018 during the second quarter of 2017. This reinsurance program incorporates the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer writing property insurance in multiple states, and Zephyr, a Hawaii based insurer. The programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage is specific to each insurer unless otherwise noted. The 2017-2018 reinsurance program provides, including retention, first event coverage up to $1.75 billion in Florida, first event coverage up to $731.0 million in Hawaii, and multiple event coverage up to $2.6 billion. This coverage exceeds the requirements established by the Company’s rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, and the Hawaii Insurance Division. For the twelve months ended May 31, 2018, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which is available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below and alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company is not utilizing its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company has a primary retention of the first $20.0 million of losses and loss adjustment expenses. Additionally, the December 1, 2016 treaty between Heritage P&C and Osprey was commuted effective June 1, 2017.

Heritage P&C provides property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program:

•

Heritage P&C’s Retention. If a first catastrophic event strikes a Heritage P&C risk, its primary retention is the first $20.0 million ($15.0 million plus $5.0 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses. If a second catastrophic event strikes a Heritage P&C risk, its primary retention decreases to $16.0 million and the remainder of the losses are ceded to third parties. In a first event exceeding approximately $878.0 million, there is an additional co-participation of 20% subject to a maximum co-participation of $727,000. Assuming a 1-100yr first event, a second event exceeding approximately $420.0 million, results in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36.0 million. Heritage P&C has a $16.0 million (including 20% co-participation) primary retention after a 1-100 yr. first event for events beyond the second catastrophic event.

•

Shared Layers. Immediately above the retention, the Company has purchased $372.0 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352.0 million of this reinsurance one time. There is $20.0 million of shared coverage subject to a seasonal aggregate of $68.0 million.

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

•

Layers alongside the FHCF. The Heritage P&C reinsurance program includes third party layers alongside the FHCF. These include 2015 B and 2015 C series catastrophe bonds, 2016 D and 2016 E catastrophe bonds and 2017-2 catastrophe bonds issued by Citrus Re, which total $412.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $5.0 million of coverage.

•

2017-2 Notes: During May 2017, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $35.0 million of principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C for $35 million of coverage under the reinsurance agreements. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate this layer will be exhausted due to Hurricane Irma losses. This coverage does not reinstate and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. For the 2017 hurricane seasons these notes provide coverage only to Heritage P&C who pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250.0 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class D notes provide $150.0 million of coverage and the Class E notes provide $100.0 million of coverage. The Class D and Class E notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate that a portion of the 2016 Class E notes layer will be exhausted due to Hurricane Irma losses. This coverage does not reinstate and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program.

•

2015 Class B and C Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class B notes provide $97.5 million of coverage, and the Class C notes provide $30.0 million of coverage. The Class B and Class C notes provide reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements. We anticipate that a portion of the 2015 Class B and C notes layer will be exhausted due to Hurricane Irma losses. We have directed the Trustee to hold the collateral beyond the contract period to provide reimbursements for Hurricane Irma claims. This layer of reinsurance coverage will expire in advance of the 2018 hurricane season and any gap in coverage for the 2018 hurricane season will be addressed in our 2018-2019 catastrophe reinsurance program.

Layers above the FHCF - Florida program

•

2017-1 Notes: During March 2017, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three-years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due March 2020 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The notes provide $125.0 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2015 Class A Notes: During April 2015, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provide for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2015. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due April 2018 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class A notes provide $150.0 million of coverage for a layer above the FHCF. The limit of coverage is fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $254.0 million of reinsurance coverage purchased on this basis, which the Company is able to reinstate one time through the payment of a reinsurance reinstatement premium.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. $984.0 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted The Company paid a reinsurance reinstatement premium for $606.0 million of this coverage, which can be a reinstated one time. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

Zephyr provides property insurance coverage for Hawaii. The various layers of its 2017-2018 reinsurance program area as follows:

•

Zephyr’s Retention. If a first catastrophic event strikes Hawaii, Zephyr has a primary retention of the first $20.0 million ($15.0 million plus $5.0 million co-participation on the Top and Aggregate layer) of losses and loss adjustment expenses. If a second event strikes Hawaii, Zephyr’s primary retention decreases to $16.0 million and the remainder of losses are ceded to third parties. In a first event exceeding approximately $386.0 million, there is an additional co-participation of 3.8% subject to a maximum co-participation of $12.0 million. Assuming a 1-100-year event, a second event exceeding approximately $386.0 million results in an additional co-participation of 117.7%, subject to a maximum co-participation of $56 million. Zephyr has a $16.0 million primary retention for events beyond the second catastrophic event.

•

Shared Layers above retention. Immediately above the retention, the Company has purchased $372.0 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinsurance reinstatement premium, Heritage P&C and Zephyr are able to reinstate $352.0 million of this reinsurance one time. There is $20.0 million of shared coverage subject to a seasonal aggregate of $68.0 million.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There is a total of $302.0 million of reinsurance coverage purchased on this basis, of which $254.0 million can be reinstated through the payment of reinsurance restatement premium. The multi-zonal occurrence layer provides first and second event coverage of $254.0 million for Hawaii and second event coverage of $254.0 million for Florida. A Top and Aggregate multi-zonal layer provides first event coverage of $48.0 million for Hawaii and second or subsequent event coverage of $48.0 million for Florida.

•	Top Hawaii only layer. Zephyr has an additional layer purchased from third party reinsurers which provides $26.0 million of coverage for Hawaii only losses. This layer has one free reinstatement.
•

Aggregate Coverage. In addition to what is described above, much of the reinsurance is structured in a way to provide aggregate coverage. An aggregate of $700.0 million of limit is structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private Layers, Multi-Zonal, Hawaii Only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $632.0 million can be reinstated through the payment of a reinsurance premium.

For a first catastrophic event striking Florida, our reinsurance program provides coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provides coverage up to $731.0 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632.0 million of limit purchased in 2017 includes reinstatement through the purchase of reinsurance reinstated premium. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF coverage and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for Alabama, Georgia, North Carolina and South Carolina.

In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250.0 million of coverage for two-year period and $160.0 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

Per Risk Coverage: The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any commercial properties it insured where the total insured value exceeded $10.0 million.

NBIC Program

NBIC, our insurance subsidiary located in Rhode Island, provides property insurance coverage in the states of Connecticut, Massachusetts, New Jersey, New York and Rhode Island. NBIC’s catastrophe reinsurance program provides coverage for loss occurrences up to $1.0 billion (1:100-year event) on the first event and includes automatic reinstatement protection. The program includes coverage for catastrophic events such as severe winter storms, hurricanes and tornadoes. During 2017, NBIC’s net retention for a catastrophic event of up to $1.0 billion is $1.3 million. NBIC’s reinsurance program also covers non-catastrophic losses. A summary of NBIC’s combined reinsurance protection follows. The reinsurance program is placed with strong participation from leading reinsurers across global markets with no one reinsurer exceeding 10%. The reinsurance partners are all rated A- to A+ by Standard and Poor’s.

Property Catastrophe Excess of Loss

NBIC’s property catastrophe program protects NBIC from the aggregation of losses in a single occurrence. Reinstatement provisions (one reinstatement at 100% of premium) on the first three layers and a portion of the fourth layer provides protection for NBIC from a second catastrophic event. The program is 81.25% placed, with the remaining 18.75% of catastrophe protection coming from NBIC’s gross quota share contract. NBIC’s net retention of $20.0 million is further reduced with a net quota share reinsurance contract described below.

Reinstatement Premium Protection

NBIC’s Reinstatement Premium Protection locks in the cost of a potential reinstatement premium charge that would occur should an event trigger catastrophe reinsurance. NBIC buys reinstatement premium protection for the first three layers and a portion of the fourth catastrophe excess of loss layers.

Aggregate Contract

For the year ended December 31, 2017, NBIC had 25% of an Aggregate contract, in two sections:

•	Section 1: $20.0 million excess $21.5 million in the aggregate for all catastrophe losses excluding named tropical storms.
•	Section 2: $12.0 million excess $8.0 million for named tropical storm losses.

NBIC placed 25% of an aggregate contract on December 31, 2017, which expired on May 31, 2018. The limit on the contract is $13.5 million, retention of $18.5 million and franchise deductible of $1.0 million.

Gross Quota Share

NBIC purchased an 18.75% gross account quota share reinsurance treaty which provides ground up loss recoveries of up to $1.0 billion.

Net Lines Quota Share

•

NBIC’s net lines quota share is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.) An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 60% of net premiums and losses during 2017 to the Net Quota Share. The net quota share program was renewed on December 31, 2017 ceding 49.5% of the net premiums and losses and 8% of the prior year quota share will runoff.

General Excess of Loss

•

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

Semi-Automatic Facultative Excess of Loss

•	NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $2.5 million.

Product specific reinsurance for Umbrella and Home Systems Protection

•

NBIC’s umbrella facultative program protects NBIC’s Umbrella Liability business through the quota share reinsurance contract. NBIC has limits of liability of up to $1.0 million with 90% quota share, subject to an additional limit of liability of up to $4.0 million with 100% quota share. The home system protection (HSP) product is designed to protect customers from sudden and accidental mechanical breakdowns to furnaces, boilers, HVAC systems, home entertainment systems, pool heating and filtering equipment, and other mechanical systems that are not covered by standard homeowners’ insurance policies. The coverage is included in NBIC’s base policy and is 100% reinsured through Hartford Steam Boiler.

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any commercial properties it insured for which the total insured value exceeded $10.0 million.

NOTE 12. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Balance, beginning of period	$547,736	$131,572	$470,083	$140,137
Less: reinsurance recoverable on unpaid losses	385,397	1,321	315,353	586
Net balance, beginning of period	162,339	130,251	154,730	139,551
Incurred related to:
Current year	49,852	46,944	101,214	94,819
Prior years	16,137	(897)	17,866	(2,126)
Total incurred	65,989	46,047	119,080	92,693
Paid related to:
Current year	23,068	28,001	21,816	39,238
Prior years	31,958	28,010	78,692	72,719
Total paid	55,026	56,011	100,508	111,957
Net balance, end of period	173,302	120,287	173,302	120,287
Plus: reinsurance recoverable on unpaid losses	315,308	2,498	315,308	2,498
Balance, end of period	$488,610	$122,785	$488,610	$122,785

As of June 30, 2018, we reported $173.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $113.9 million attributable to IBNR net of reinsurance recoverable, or 65.7% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the six months ended June 30, 2018 and 2017 reflect prior year development of $17.8 million and a redundancy of $2.1 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Most of the unfavorable development during the six months ended June 30, 2017 was personal lines. Also, most of the unfavorable emergence was from 2015 and 2106 accident years and related to litigated claims. NBIC incurred losses in the first quarter of the year from seven different winter storms in the northeast, three of which were named storms. Gross losses for winter storms during the first quarter were approximately $56.0 million on a gross basis and approximately $9.0 million net of reinsurance.

NOTE 13. LONG-TERM DEBT

In December 2016, the Company issued $79.5 million of Senior Secured Notes (“Secured Notes”) bearing 8.75% per annum plus the three-month average of LIBOR. Interest is accrued monthly and paid quarterly. At June 30, 2018, we recognized proceeds of $74.0 million on the issuance of the Secured Notes, net of issuance costs which totaled approximately $5.3 million. During the six months ended June 30, 2018 and 2017, the Company made interest payments of approximately $4.3 million and $3.9 million, respectively. Quarterly principal payments will commence on December 15, 2018.

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest accrues from August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, beginning in 2018. As of June 30, 2018, we recognized proceeds of $90.5 million on the issuance of the Convertible Notes, net of issuance and debt discount costs which totaled approximately, $11.0 million. For the six months ended June 30, 2018, the Company made interest payments of approximately $3.7 million.

In November 2017, the Company, through its subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a cost of $25.2 million. In April 2018, the Parent reacquired $10.6 million of its outstanding Convertible Notes in the open market at a cost of $13.4 million. Based on the reacquisitions of the Convertible Notes, the Companies derecognized the related debts and conversion option liabilities. In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights.

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum. The Company makes monthly principal and interest payments against the loan. For the six months ended June 30, 2018, the Company paid in principal and interest $446 thousand.

The following table summarizes the Company’s long-term debt at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Convertible debt	$105,024	$115,624
Mortgage loan	12,527	12,658
Senior Note payable	79,500	79,500
Total principal amount	$197,051	$207,782
Less: unamortized discount and issuance costs
Debt discount and issuance cost on convertible debt	14,506	17,605
Debt issuance cost on senior note payable	5,288	5,772
Total long-term debt	$177,257	$184,405

NOTE 14. ACCOUNTS PAYABLE ANDOTHER LIABILITIES

Other liabilities consist of the following at June 30, 2018 and December 31, 2017:

Description	June 30, 2018	December 31, 2017
	(In thousands)
Deferred ceding commission	$42,836	$51,109
Outstanding claim checks	45,338	79,666
Accounts payable and other payables	10,713	17,948
Accrued interest and issuance costs	3,148	3,117
Accrued dividends	1,594	—
Other liabilities	1,902	5,088
Commission payables	13,759	12,609
Total other liabilities	$119,290	$169,537

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750 thousand in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus at June 30, 2018 and December 31, 2017 was $342.5 million and $376.2 million, respectively. On a combined basis, the Company’s insurance subsidiaries reported statutory net loss for the six months of June 30, 2018 and 2017 of $61.1 million and $4.5 million, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At June 30, 2018, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 17. RELATED PARTY TRANSACTIONS

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150 thousand. For the six months ended June 30, 2018, the Company paid consulting fees to Ms. Lucas of approximately $302 thousand.

NOTE 18. EMPLOYEE BENEFIT PLANS

Heritage P&C provides a 401(k) plan for substantially all of its employees. Heritage P&C contributes 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum Safe Harbor match is 4%. For the six-month period ended June 30, 2018 and 2017, the Heritage P&C’s contributions to the plan on behalf of the participating employees were approximately $345 thousand and $425 thousand, respectively.

Heritage P&C provides for its employees a partially self-insured healthcare plan and benefits. For the six months ended June 30, 2018 and 2017, Heritage P&C incurred medical premium costs in the aggregate of $1.8 million and $1.5 million, respectively. Heritage P&C also recorded approximately $150 thousand as unpaid claims as of June 30, 2018. A stop loss reinsurance policy caps the maximum loss that could be incurred by Heritage P&C under the self-insured plan. Heritage P&C’s stop loss coverage per employee is $60 thousand for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by Heritage P&C. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NBIC provides a 401(k) plan for its employees who elect to participate and matches the contributions up to a maximum of 4%. Employer contributions vest 20% each year until fully vested after 5 years. For the six-month period ended June 30, 2018, NBIC contributions to the plan on behalf of the participating employees were approximately $224 thousand.

NOTE 19. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2018, the Company had 25,769,804 shares of common stock outstanding, 7,214,797 treasury shares of common stock and 800,000 unvested shares of restricted common stock issued reflecting total paid-in capital of $294.2 million as of such date.

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

Stock Repurchase Program

On May 4, 2016, the Company announced that the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $70 million of the Company’s common stock. At December 31, 2017, the Company had purchased in aggregate approximately $47 million in Company’s common stock. During the first quarter of 2018, the Company purchased 115,200 shares of its common stock for $2.0 million. The repurchase plan expired on June 30, 2018.

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to repurchase shares below a predetermined price per share. The timing and amount of any repurchases will be determined based on market conditions and other factors and the program may be discontinued or suspended at any time.

Dividends

On February 26, 2018, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2018, to shareholders of record March 15, 2018.

On May 7, 2018, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2018 to stockholders of record as of June 15, 2018.

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

At June 30, 2018 there were 1,231,699 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

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

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employees vest in equal installments generally over a five-year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends.   Restricted stock activity for the quarter ended June 30, 2018 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2017	675,000	$21.40
Granted	125,000	$16.35
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at June 30, 2018	800,000	$20.61

Awards are being amortized to expense over the five-year vesting period. The Company recognized $2.6 million and $2.4 million of compensation expense for the six months ended June 30, 2018 and 2017, respectively. There was approximately $13.1 million of unrecognized compensation expense related to the un-vested restricted stock at June 30, 2018. The Company expects to recognize the remaining compensation expense over a weighted average period of 2.7 years.

NOTE 21. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of June 30, 2018.

On August 1, 2018, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on October 3, 2018 to stockholders of record as of September 15, 2018.

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

Financial Results Highlights for the Six Months Ended June 30, 2018

•	Premium in force at June 30, 2018 was approximately $930.5 million with approximately 521,000 policies in force at June 30, 2018.
•	Gross premiums written of $468.0 million and total revenue of $230.0 million.
•	Net premiums earned of $217.3 million.
•	Operating income of $33.0 million.
•	Combined ratio of 90.7% on a net basis.
•	Cash, cash equivalents and investments of approximately $743.2 million, with total assets of $2.0 billion.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2018, we reassessed our critical accounting policies and estimates as disclosed within our 2017 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands)			(in thousands)
REVENUE:
Gross premiums written	$263,664	$159,255	39.6	$468,030	$301,490	35.6
Change in gross unearned premiums	(32,693)	(6,901)	78.9	(9,896)	5,472	155.3
Gross premiums earned	230,971	152,354	34.0	458,134	306,962	33.0
Ceded premiums	(119,767)	(61,902)	48.3	(240,822)	(124,334)	48.4
Net premiums earned	111,204	90,452	18.7	217,312	182,628	16.0
Net investment income	2,555	2,973	(16.3)	5,857	5,475	6.5
Net realized (losses) gains	(85)	(125)	(46.5)	(312)	646	306.9
Other revenue	4,298	3,638	15.3	7,141	7,482	(4.8)
Total revenue	$117,972	$96,938	17.8	$229,998	$196,231	14.7

OPERATING EXPENSES:
Losses and loss adjustment expenses	65,989	46,046	30.2	119,080	92,693	22.2
Policy acquisition costs	19,411	21,738	(12.0)	31,598	45,180	(43.0)
General and administrative expenses	24,422	16,092	34.1	46,352	33,406	27.9
Total operating expenses	109,822	83,876	23.6	197,030	171,279	13.1
Operating income	8,150	13,062	(60.3)	32,968	24,952	24.3
Interest expense, net	5,386	2,231	58.6	10,206	4,412	56.8
Other non-operating (income)/loss, net	(542)	—	100.0	(542)	—	100.0
Income before income taxes	3,306	10,831	(227.6)	23,304	20,540	11.9
Provision for income taxes	898	4,189	(366.4)	6,066	7,915	(30.5)
Net income	$2,408	$6,642	(175.8)	$17,238	$12,625	26.8
Basic earnings per share	$0.09	$0.23		$0.67	$0.44
Diluted earnings per share	$0.09	$0.23		$0.65	$0.44

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue

Gross premiums written

Gross premiums written increased to $263.7 million for the three months ended June 30, 2018 as compared to $159.3.3 million for the three months ended June 30, 2017. This increase relates primarily to gross premiums written by NBIC, acquired on November 30, 2017 of $89.6 million, included in the second quarter of 2018 as well as an increase in gross premiums written by Heritage P&C.

Gross premiums earned

Gross premiums earned increased to $231.0 million for the three months ended June 30, 2018 as compared to $152.4 million for the three months ended June 30, 2017. This increase relates primarily to gross premiums earned by NBIC of $82.8 million, included in the second quarter of 2018, slightly offset by a decrease in gross premiums earned by the Heritage P&C and Zephyr of approximately $4 million.

Ceded premiums

Ceded premiums increased to $119.8 million for the three months ended June 30, 2018 as compared to $61.9 million for the three months ended June 30, 2017. This increase relates primarily to premiums ceded by NBIC of $64.8 million, included in the second quarter of 2018. This was partially offset by a reduction in premium ceded by Heritage P&C and Zephyr of nearly $7 million associated with exposure management and reinsurance synergies associated with the NBIC acquisition.

Net premiums earned

Net premiums earned increased to $111.2 million for the three months ended June 30, 2018 as compared to $90.5 million for the three months ended June 30, 2017. The change resulted from the earned and ceded premium variances described above.

Net investment income

Net investment income, inclusive of realized investment gain or loss, decreased slightly to $2.5 million for the three months ended June 30, 2018 as compared to $2.8 million for the three months ended June 30, 2017.

Other revenue

Other revenue increased to $4.3 million for the three months ended June 30, 2018 as compared to $3.6 million for the three months ended June 30, 2017.

Total revenue

Total revenue increased to $118.0 million for the three months ended June 30, 2018 as compared to $96.9 million for the three months ended June 30, 2017. This increase relates primarily to revenue earned by NBIC of $19.0 million, included in the second quarter of 2018.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $66.0 million for the three months ended June 30, 2018 as compared to $46.0 million for the three months ended June 30, 2017. Approximately $9.8 million of the increase relates to the inclusion of NBIC. Approximately $10 million of the increase relates to legacy consolidated entity losses associated with reserve strengthening as well as non-catastrophe weather losses during the second quarter of 2018, which was partially mitigated by profitability arising from utilization of our vertically integrated affiliate, Contractors Alliance Network.

Policy acquisition costs

Policy acquisition costs decreased to $19.4 million for the three months ended June 30, 2018 as compared to $21.7 million for the three months ended June 30, 2017. The decrease relates to NBIC ceding commission income allocated to policy acquisition costs coupled with a decrease of approximately of $0.8 million for the legacy entities. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

General and administrative expenses

General and administrative expenses increased to $24.4 million for the three months ended June 30, 2018 from $16.1 million for the three months ended June 30, 2017. The increase relates to inclusion of NBIC for the second quarter of 2018 coupled with an increase in costs associated with infrastructure growth and post acquisition costs associated with NBIC systems implementation.

Interest and amortization of debt issuance costs

Interest and amortization of debt issuance costs, inclusive of other non-operating income/loss increased to $4.8 million for the three months ended June 30, 2018 from $2.2 million for the three months ended June 30. 2017. The increase is associated with interest and amortization of costs associated with convertible notes issued in August and September of 2017 coupled with an increase in interest rates on the senior notes. This is offset by a $0.5 million net gain in other non-operating income from the repurchase of debt in the second quarter of 2018.

Provision for income taxes

The provision for income taxes was $898 thousand and $4.2 million for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the three months ended June 30, 2018 and 2017 was 27.2% and 38.7%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year. The decrease in the effective tax rate is associated with the enactment the Tax Act, as discussed at Note 10 – Income Tax of these unaudited financial statements, which decreased the enacted federal statutory tax rate from 35% to 21%.

Net income

Our results of operations for the three months ended June 30, 2018 reflect net income of $2.4 million, or $0.09 earnings per diluted common share, compared to net income of $6.6 million, or $0.23 earnings per diluted common share, for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue

Gross premiums written

Gross premiums written increased to $468.0 million for the six months ended June 30, 2018 as compared to $301.5 million for the six months ended June 30, 2017. The increase in gross premiums written relates to inclusion of $160.1 million of gross premium written by NBIC, which was acquired on November 30, 2017, as well as an increase in gross premium written by the legacy Heritage insurers of approximately $6.5 million.

Gross premiums earned

Gross premiums earned increased to $458.1 million for the six months ended June 30, 2018 as compared to $307.0 million for the six months ended June 30, 2017. Approximately $163.9 million of the increase relates to the inclusion of premium earned by NBIC, offset by a reduction in gross premium earned by the legacy Heritage insurers of approximately $12.7 million.

Ceded premiums

Ceded premiums increased to $240.8 million for the six months ended June 30, 2018 as compared to $124.3 million for the six months ended June 30, 2017. The increase in ceded premiums relates to the inclusion of premium ceded by NBIC of $130.0 million offset by a $13.4 million reduction in premium ceded by the legacy consolidated Heritage entities. Premium ceded by NBIC is primarily comprised of catastrophe ceded premium as well as gross and net quota share treaties. The decrease in ceded premium by Heritage P&C and Zephyr relates to the timing of the inception of reinsurance agreements and the change in the mix of business and total insured values for the respective reinsurance contracts as well as reinsurance synergies in the 2018 program. Catastrophe excess of loss contracts for the 2018 hurricane season cover the period from June 1, 2018 to May 31, 2019. Catastrophe excess of loss contracts for the 2017 hurricane season cover the period from June 1, 2017 to May 31, 2018 whereas the 2016 reinsurance contract covers the period from June 1, 2016 to May 31, 2017.

Net premiums earned

Net premiums earned increased to $217.3 million for the six months ended June 30, 2018 as compared to $182.6 million for the six months ended June 30, 2017. The increase in net premiums earned relates primarily to inclusion of net premium earned by NBIC of $33.9 million.

Net investment income

Net investment income, inclusive of realized investment gains, decreased slightly to $5.5 million for the six months ended June 30, 2018 as compared to $6.1 million for the six months ended June 30, 2017.

Other revenue

Other revenue decreased slightly to $7.1 million for the six months ended June 30, 2018 as compared to $7.5 million for the six months ended June 30, 2017.

Total revenue

Total revenue increased to $230.0 million for the six months ended June 30, 2018 as compared to $196.2 million for the six months ended June 30, 2017. The increase in total revenue relates primarily to the increase in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $119.1 million for the six months ended June 30, 2018 as compared to $92.7 million for the six months ended June 30, 2017. The increase in losses and loss adjustment expenses relates primarily to inclusion of losses and LAE net of reinsurance associated with NBIC of $24.5 million.

Policy acquisition costs

Policy acquisition costs decreased to $31.6 million for the six months ended June 30, 2018 as compared to $45.2 million for the six months ended June 30, 2017. The decrease is primarily attributable to ceding commission of $27.7 million associated with NBIC quota share reinsurance treaties which significantly reduced policy acquisition costs which more than offset the entire additional policy acquisition costs associated with inclusion of NBIC. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

General and administrative expenses

General and administrative expenses increased to $46.4 million for the six months ended June 30, 2018 as compared to $33.4 million for the six months ended June 30, 2017. The increase was due to expenses associated with NBIC as well as an increase in general and administrative expenses associated with overall infrastructure growth and systems integration. The increase in expenses was reduced by $9.2 million of NBIC ceding commission income allocable to other underwriting expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Interest and amortization of debt issuance costs

As described in Note 13 – Long-Term Debt to our consolidated financial statements appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense and amortization of debt issuance costs of $10.2 million for the six months ended June 30, 2018 compared to $4.4 million for the six months ended June 30, 2017. The increase relates to inclusion of interest on the convertible notes in 2018 coupled with a higher interest rate on the senior notes.

Provision for income taxes

Provision for income taxes was $6.0 million and $7.9 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate for the six months ended June 30, 2018 and 2017 was 26.0% and 38.5%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year. The decrease in the effective tax rate is associated with the enactment the Tax Act, as discussed at Note 10 – Income Tax of these unaudited financial statements, which decreased the enacted federal statutory tax rate from 35% to 21%.

Net income

Our net income for the six months ended June 30, 2018 is $17.2 million, or $0.65 earnings per diluted common share, compared to net income of $12.6 million, or $0.44 earnings per diluted common share, for the six months ended June 30, 2017. The increase relates to inclusion of NBIC net income partially offset by increases in losses and general and administrative expenses described above.

Ratios

	For the Three Months Ended June 30,
	2018	2017
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	51.9%	40.6%
Loss ratio	28.6%	30.2%
Operating expense ratio	19.0%	24.9%
Combined ratio	99.5%	95.7%

Ratios to Net Premiums Earned:
Loss ratio	59.3%	50.9%
Operating expense ratio	39.4%	41.8%
Combined ratio	98.7%	92.7%

Ceded premium ratio

Our ceded premium ratio increased to 51.9% for the three months ended June 30, 2018 compared to 40.6% for the three months ended June 30, 2017. The increase relates primarily to inclusion of NBIC gross and net quota share reinsurance programs.

Gross loss ratio

Our gross loss ratio decreased to 28.6% for the three months ended June 30, 2018 compared to 30.2% for the three months ended June 30, 2017. The reduction relates primarily to a lower loss ratio for NBIC resultant from its quota share reinsurance programs. The reduction due to NBIC was offset by an increase in the gross loss ratio for the consolidated legacy Heritage entities, which increased to 37.9% for the quarter ended June 30, 2018 to 30.2% for the quarter ended June 30, 2017. This increase was driven primarily by non-catastrophe weather losses as well as reserve strengthening. As described in our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2017, our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for Hurricane Irma claims. This vertical integration had a favorable impact on our loss ratio for the quarter ended June 30, 2018.

Net loss ratio

Our net loss ratio increased to 59.3% for the three months ended June 30, 2018 compared to 50.9% for the three months ended June 30, 2017. The increase in the net loss ratio relates primarily to a higher net loss ratio for the legacy consolidated Heritage entities largely driven by weather losses and reserve strengthening.

Gross operating expense ratio

Our gross operating expense ratio decreased to 19.0% for the three months ended June 30, 2018 compared to 24.9% for the three months ended June 30, 2017. The decrease is associated with ceding commission income which is reported as an offset to operating expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. The decrease associated with ceding commission income was offset by an increase in the gross operating expense ratio for the legacy consolidated Heritage entities. That increase relates primarily to infrastructure growth and costs associated with systems integration associated with the NBIC acquisition.

Net operating expense ratio

Our net operating expense ratio decreased to 39.4% for the three months ended June 30, 2018 compared to 41.8% for the three months ended June 30, 2017, primarily due to the decrease in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis increased to 99.5% for the three months ended June 30, 2018 compared to 95.7% for the three months ended June 30, 2017. The increase in the combined ratio on a gross basis relates primarily a higher loss ratio at the consolidated legacy Heritage entities. Our combined ratio on a net basis increased to 98.7% for the three months ended June 30, 2018 compared to 92.7% for the three months ended June 30, 2017. The combined ratio on a net basis increased primarily due to the higher net loss ratio as described above.

Ratios

	For the Six Months Ended June 30,
	2018	2017
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	52.6%	40.5%
Loss ratio	26.0%	30.2%
Operating expense ratio	17.0%	25.6%
Combined ratio	95.6%	96.3%

Ratios to Net Premiums Earned:
Loss ratio	54.8%	50.8%
Operating expense ratio	35.9%	43.0%
Combined ratio	90.7%	93.8%

Ceded premium ratio

Our ceded premium ratio increased to 52.6% for the six months ended June 30, 2018 compared to 40.5% for the six months ended June 30, 2017. The increase relates primarily to NBIC, resulting from its gross and net quota share reinsurance treaties, which was partially offset by a reduction in the ceded premium ratio for the legacy consolidated Heritage entities.

Gross loss ratio

Our gross loss ratio decreased to 26.0% for the six months ended June 30, 2018 compared to 30.2% for the six months ended June 30, 2017. The decrease is primarily due to inclusion of NBIC which generated a significantly lower gross loss ratio due to its quota share reinsurance program, despite the impact of losses from winter storms during the first quarter of the year. The gross loss ratio for legacy consolidated Heritage entities increased nearly two points from the prior year, largely due to weather losses and reserve strengthening, which was partially mitigated by profitability arising from utilization of our vertically integrated affiliate, Contractors Alliance Network. As described in our Annual Report on Form 10-K filing for the fiscal year ended December 31, 2017, our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for Hurricane Irma claims. This vertical integration also had a favorable impact on our loss ratio for the six months ended June 30, 2018.

Net loss ratio

Our net loss ratio increased to 54.8% for the six months ended June 30, 2018 compared to 50.8% for the six months ended June 30, 2017. The increase in the net loss ratio was largely driven by the weather losses and reserve strengthening, which was partially mitigated by profitability arising from utilization of our vertically integrated affiliate, Contractors Alliance Network.

Gross expense ratio

Our gross expense ratio decreased to 17.0% for the six months ended June 30, 2018 compared to 25.6% for the six months ended June 30, 2017, primarily due to the benefit of ceding commission income of approximately $36.9 million earned from NBIC’s quota share reinsurance program. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Net expense ratio

Our net expense ratio decreased to 35.9% for the six months ended June 30, 2018 compared to 43.0% for the six months ended June 30, 2017, primarily due to the decrease in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased to 95.6% for the six months ended June 30, 2018 compared to 96.3% for the six months ended June 30, 2017. Our combined ratio on a net basis decreased to 90.7% for the six months ended June 30, 2018 compared to 93.8% for the six months ended June 30, 2017. The combined ratio decreased primarily due to the favorable impact of the NBIC acquisition on the loss and operating expense ratios as described above, partially offset by an increase in the consolidated loss ratio of the legacy Heritage entities as described above.

Liquidity and Capital Resources

As of June 30, 2018, we had $218.3 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $16.98 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At June 30, 2018, approximately $22 million was held in Osprey’s trust account.

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

Cash Flows

	For the Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,332	$32,975	$15,357
Investing activities	30,938	5,029	25,909
Financing activities	(18,573)	(12,174)	(6,399)
Net increase (decrease) in cash and cash equivalents	$60,697	$25,830	$34,867

Operating Activities

Cash provided by operating activities was $48.3 million for the six months ended June 30, 2018 compared to cash provided of $33.0 million for the six months ended June 30, 2017. The increase in cash from operating activities was primarily due the timing of reinsurance payments. Additionally, cash was used to pay winter storm claims in the northeast.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2018 was $30.9 million as compared to $5.0 million for the comparable period in 2017. The cash provided by investing activities relates to draws on short term investments during the quarter, primarily to fund payments of Hurricane Irma claims pending reinsurance recoveries.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $18.6 million, as compared to of $12.2 million for the comparable period in 2017. The increase in cash used in financing activities relates primarily to the repurchase of convertible notes.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Convertible senior notes	$182,256	$3,191	$18,510	$18,510	$142,045
Senior secured notes	118,605	9,988	40,906	67,711	—
Mortgage loan	21,725	446	2,678	2,678	15,923
Total Contractual Obligations	$322,586	$13,625	$62,094	$88,899	$157,968

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2018 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2018 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$452,697	$(56,224)	(11.0)%
200 basis point increase	$471,435	$(37,486)	(7.4)%
100 basis point increase	$490,176	$(19,230)	(3.8)%
100 basis point decrease	$527,669	$18,748	3.7%
200 basis point decrease	$546,219	$37,298	7.3%
300 basis point decrease	$560,103	$51,182	10.1%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2018 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$146,219	28.1%	$142,649	28.0%
AA+	$108,793	20.9%	$106,686	21.0%
AA	$68,411	13.2%	$67,275	13.2%
AA-	$40,922	7.9%	$40,288	7.9%
A+	$42,172	8.1%	$41,290	8.1%
A	$31,482	6.1%	$30,960	6.1%
A-	$28,562	5.5%	$27,758	5.5%
BBB+	$25,794	5.0%	$25,142	4.9%
BBB	$15,416	3.0%	$15,001	2.9%
BBB-	$7,291	1.4%	$7,096	1.4%
BB	$699	0.1%	$702	0.1%
BB+	$2,003	0.4%	$1,975	0.4%
B+	$240	0.0%	$234	0.0%
B	$833	0.1%	$838	0.2%
NA and NR	$1,038	0.2%	$1,026	0.3%
Total	$519,875	100.0%	$508,921	100.0%

Equity Price Risk

Our equity investment portfolio at June 30, 2018 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at June 30, 2018 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$1,757	11.0%
Energy	2,523	15.8%
Other	11,678	73.2%
Subtotal	$15,958	100.0%
Mutual Funds and ETF By type:
Equity	$—	0.0%
Total	$15,958	100.0%

Foreign Currency Exchange Risk

At June 30, 2018, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

See “Share Repurchase Program,” of Note 9, Equity “Stock Repurchase Program”, to the condensed consolidated financial statements for further discussion of our share repurchase program.

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 8, 2018	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)