Form 10-Q
period 2018-09-30
Heritage Insurance Holdings, Inc.
filed 2018-11-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate number of shares of the Registrant’s Common Stock, $0.0001 par value, outstanding on November 2, 2018 was 26,600,605

HERITAGE INSURANCE HOLDINGS, INC.

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets: September 30, 2018 (unaudited) and December 31, 2017	2
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income: Three and Nine months ended September 30, 2018 and 2017 (unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity: Nine months ended September 30, 2018 and 2017 (unaudited)	4
Condensed Consolidated Statements of Cash Flows: Nine months ended September 30, 2018 and 2017 (unaudited)	5
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 Quantitative and Qualitative Disclosures about Market Risk	40
Item 4 Controls and Procedures	41
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	42
Item 1A Risk Factors	42
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 4 Mine Safety Disclosures	42
Item 6 Exhibits	42
Signatures	44

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) projections related to the financial impact of Hurricane Michael; (ii) our expectations about our liquidity and capital resources; (iii) estimates and assumptions regarding certain tax and accounting matters, including steps to remediate certain deficiencies; (iv) estimates related to the Tax Cuts and Jobs Act of 2017 and the impact on our effective tax rate; (v) intentions with respect to the sale of certain investments; (vi) access to reinsurance coverage for catastrophic events and layer exhaustion; (vii) expectations to declare and pay dividends; . These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “would”, “estimate”, or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Fixed maturity securities, available for sale, at fair value (amortized cost of $528,139 and $552,458 in 2018 and 2017, respectively)	515,541	$549,796
Equity securities, available for sale, at fair value (cost of $16,906 and $17,548 in 2018 and 2017, respectively)	15,709	17,217
Total investments	531,250	567,013
Cash and cash equivalents	221,524	153,697
Restricted cash	12,250	20,833
Accrued investment income	3,753	5,057
Premiums receivable, net	68,621	67,757
Reinsurance recoverable on paid and unpaid claims	324,826	357,357
Prepaid reinsurance premiums	282,649	227,764
Income taxes receivable	36,249	37,338
Deferred policy acquisition costs, net	75,702	41,678
Property and equipment, net	18,480	18,748
Intangibles, net	81,911	101,626
Goodwill	152,459	152,459
Other assets	15,653	19,883
Total Assets	$1,825,327	$1,771,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$421,095	$470,083
Unearned premiums	484,680	475,334
Reinsurance payable	217,022	17,577
Long-term debt, net	178,330	184,405
Deferred income tax	11,963	34,333
Advance premiums	33,435	23,648
Accrued compensation	10,486	16,477
Accounts payable and other liabilities	77,760	169,537
Total Liabilities	$1,434,771	$1,391,394

Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,569,804 shares issued and 25,769,804 outstanding at September 30, 2018 and 26,560,004 shares issued and 25,885,004 outstanding at December 31, 2017	3	3
Additional paid-in capital	295,500	294,836
Accumulated other comprehensive loss	(9,583)	(3,064)
Treasury stock, at cost, 7,214,797 shares at September 30, 2018 and 7,099,597 shares at December 31, 2017	(89,185)	(87,185)
Retained earnings	193,821	175,226
Total Stockholders' Equity	390,556	379,816
Total Liabilities and Stockholders' Equity	$1,825,327	$1,771,210

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUES:
Gross premiums written	$233,613	$154,355	$701,643	$455,845
Change in gross unearned premiums	551	(1,292)	(9,345)	4,180
Gross premiums earned	234,164	153,063	692,298	460,025
Ceded premiums	(115,926)	(57,855)	(356,748)	(182,189)
Net premiums earned	118,238	95,208	335,550	277,836
Net investment income	3,847	2,735	9,704	8,210
Net realized gains (losses)	5	365	(307)	1,011
Other revenue	3,205	3,466	10,346	10,948
Total revenues	125,295	101,774	355,293	298,005
EXPENSES:
Losses and loss adjustment expenses	58,695	64,035	177,775	156,728
Policy acquisition costs, net of ceding commission income for the three and nine months ended September 30, 2018, of $13,781 and $42,097 respectively	26,569	20,906	58,167	66,086
General and administrative expenses, net of ceding commission income for the three and nine months ended September 30, 2018, of $4,526 and $13,772 respectively	25,815	15,420	72,167	48,826
Total expenses	111,079	100,361	308,109	271,640
Operating income	14,216	1,413	47,184	26,365
Interest expense, net	5,225	3,751	15,431	8,163
Other non-operating income, net	—	6,883	(542)	6,883
Income (loss) before income taxes	8,991	(9,221)	32,295	11,319
Provision for income taxes	3,002	(525)	9,068	7,390
Net income (loss)	$5,989	$(8,696)	$23,227	$3,929
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized (losses) gains on investments	(2,895)	593	(9,918)	8,473
Reclassification adjustment for net realized investment (gains) losses	(5)	(365)	307	(1,011)
Income tax (expense) benefit related to items of other comprehensive income	1,665	(81)	3,249	(2,866)
Total comprehensive (loss) income	$4,754	$(8,549)	$16,865	$8,525
Weighted average shares outstanding
Basic	25,631,871	25,883,267	25,663,415	27,647,146
Diluted	26,046,938	25,883,267	26,340,759	27,647,146
Earnings (loss) per share
Basic	$0.23	$(0.34)	$0.91	$0.14
Diluted	$0.23	$(0.34)	$0.88	$0.14

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,004	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,004	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	3,929	—	—	—	3,929
Convertible Option debt extinguishment, net of tax	—	—	(4,235)	—	—	—	(4,235)
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Tax effect of warrant reclassification	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(4,789)	—	—	(4,789)
Net unrealized change in investments, net of tax	—	—	—	—	—	(6,362)	(6,362)
Net income	—	—	—	23,227	—	—	23,227
Balance at September 30, 2018	25,769,804	$3	$295,500	$193,821	$(89,185)	$(9,583)	$390,556

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	$(25,562)	$(5,018)	$357,959
Stock buy-back	(5,340,267)	(1)	—	—	(61,623)	—	(61,624)
Stock-based compensation	—	—	3,611	—	—	—	3,611
Dividends declared on common stock	—	—	—	(6,790)	—	—	(6,790)
Net unrealized change in investments, net of tax	—	—	—	—	—	4,596	4,596
Net income	—	—	—	3,929	—	—	3,929
Balance at September 30, 2017	23,500,176	$2	$209,338	$179,948	$(87,185)	$(422)	$301,681

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$23,227	$3,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	3,929	3,611
Bond amortization and accretion	4,935	6,810
Amortization of original issuance discount on debt	3,188	—
Depreciation and amortization	21,408	5,904
Allowance for doubtful accounts	4,468	—
Net realized gains (losses)	307	(1,011)
Change in fair value of long-term debt conversion feature	—	6,883
Net gain on repurchase of debt	(542)	—
Deferred income taxes	(17,301)	(1,376)
Changes in operating assets and liabilities:
Accrued investment income	1,304	129
Premiums receivable, net	(1,332)	7,394
Prepaid reinsurance premiums	(54,885)	(47,346)
Reinsurance premiums receivable and recoverable	32,531	(370,751)
Income taxes receivable	1,089	9,064
Deferred policy acquisition costs, net	(34,024)	891
Other assets	230	(7,332)
Unpaid losses and loss adjustment expenses	(48,988)	349,443
Unearned premiums	9,346	(4,180)
Reinsurance payable	199,445	61,455
Funds held by company under reinsurance treaties	—	61,732
Accrued interest	(757)	(1,363)
Accrued compensation	(5,991)	2,652
Advance premiums	9,787	1,832
Other liabilities	(91,031)	9,276
Net cash provided by operating activities	60,343	97,646
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	232,666	96,467
Purchases of investments available for sale	(212,107)	(11,702)
Cost of property and equipment acquired	(1,425)	(195)
Net cash provided by investing activities	19,134	84,570
FINANCING ACTIVITIES
Proceeds from issuance of secured convertible debt	—	136,750
Debt issuance costs	—	(5,105)
Mortgage loan payments	(196)	—
Repurchase of convertible note	(13,248)	—
Purchase of treasury stock	(2,000)	(61,624)
Cash dividends paid	(4,789)	(6,790)
Net cash (used in) provided by financing activities	(20,233)	63,231
Increase in cash, cash equivalents, and restricted cash	59,244	245,447
Cash, cash equivalents and restricted cash, beginning of period	174,530	126,727
Cash, cash equivalents and restricted cash, end of period	$233,774	$372,174
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$25,267	$—
Interest paid	$14,265	$5,969

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets.
	September 30, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents	$221,524	$153,697
Restricted cash	12,250	$20,833
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$233,774	$174,530

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 and 2017 include Heritage Insurance Holdings, Inc. (“Parent Company”); its property and casualty insurance subsidiaries: Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company, Inc. (“Zephyr”); Heritage MGA, LLC, (“HMGA”), the managing general agent that manages substantially all aspects of our Florida insurance subsidiary’s business; Contractors’ Alliance Network, LLC (“CAN”), our claims vendor network manager for Florida that provides restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency and licensed reinsurance intermediary; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; and Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development.

Through our insurance subsidiaries, Heritage P&C, Zephyr and NBIC, we write personal residential insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Maryland, Mississippi, Pennsylvania and Virginia. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting.

The condensed consolidated financial information included herein as of and for the three and nine months ended September 30, 2018 and 2017 does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. However, such information reflects all adjustments consisting of normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The results for the three and nine months ended September 30, 2018 and 2017 are not indicative of annual results. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The December 31, 2017 consolidated balance sheet was derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” To conform to the new guidance, the Company reclassified $20.9 million of restricted cash to the beginning period balance for cash, cash equivalents and restricted cash for the nine months ended September 30, 2017.

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

In August 2018, the FASB issued ASU 2018-12, Financial Services – Insurance (Topic 944) Targeted Improvements to the Accounting for Long-Duration Contracts, which amends the accounting and disclosure model for certain long-duration insurance contracts under U.S. GAAP. The goal of the ASU amendments is to (1) improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows; (2) simplify and improve the accounting for certain market-based or guarantees associated with deposit (or account balances) contracts; (3) simplify the amortization of deferred acquisition costs; and (4) improve the effectiveness of the required disclosures. The amendments in ASU 2018-12 will be effective for the Company in the first quarter of 2021. The Company has determined that this pronouncement is not applicable to its insurance contracts and will not have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other. The amendments in ASU 2017-04 intend to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The standard is effective for the Company in the first quarter of 2020 on a prospective basis with early adoption permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Measurement of Credit Losses on Financial Instruments. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset in order to present the net carrying value at the amount expected to be collected on the financial asset on the consolidated balance sheet. The guidance also amends the current accounting for other-than-temporary impairment model by requiring an estimate of the expected credit loss only when the fair value is below the amortized cost of the asset. The length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer impact the determination of whether a potential credit loss exists. The available-for-sale debt security model will also require the use of a valuation allowance as compared to the current practice of writing down the asset. The standard is effective for the Company in the first quarter of 2020 with early adoption permitted in the first quarter of 2019. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (as subsequently amended by ASU 2018-01, ASU 2018-10 and ASU 2018-11), Lease Accounting, which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP. The transitional guidance for adopting the requirements of ASU 2016-02 calls for a modified retrospective approach that includes a number of optional practical expedients that entities may elect to apply. In addition, ASU 2018-11 provides for an additional (and optional) transition method by which entities may elect to initially apply the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption and without retrospective application to any comparative prior periods presented.

To date, we have taken an inventory of all our operating leases, which consist primarily of auto, equipment and real estate owned and unowned by the Company, started our review of key lease agreements, including contract review for embedded leases, and are currently evaluating lease terms, lease payments and appropriate discount rates to use in calculating the right-to-use asset and lease liability. At September 30, 2018, the Company estimated its lease obligations subject to the new accounting guidance to be in aggregate of $5.2 million with lease terms ranging from 5 to 10 years.

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

NOTE 2. ACQUISITION

Acquisition of NBIC

On November 30, 2017, the Company completed the acquisition of all the outstanding capital stock of NBIC Holdings, Inc., the parent company of Narragansett Bay Insurance Company, a leading specialty underwriter of personal residential insurance products and services in several states in the northeastern United States for $250.0 million, including $210.0 million in cash, plus 2,222,215 shares of the Company’s common stock with an aggregate fair value of $40.0 million. The completion of the NBIC acquisition represents a significant advancement in executing the Company’s geographic diversification strategy by leveraging our combined platform to accelerate growth along the Eastern region. The Company recognized goodwill of $106 million, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes. Refer to our 2017 Form 10-K for additional information on this acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that the NBIC acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including depreciation and amortization expense and income taxes. The unaudited pro forma information assumes the acquisition had taken place January 1, 2017.

The unaudited pro forma effects for the three and nine months ended September 30, 2017 is as follows:

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
	(In thousands, except per share)
Revenue	$176,123	$401,061
Net (loss) income	$(2,732)	$14,662
Basic, (loss) earnings per share	$(0.12)	$0.49
Diluted, (loss) earnings per share	$(0.12)	$0.49

NOTE 3. INVESTMENTS

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2018 and December 31, 2017:

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. government and agency securities	$46,934	$2	$1,051	$45,885
States, municipalities and political subdivisions	61,672	—	1,527	60,145
Special revenue	261,799	10	6,316	255,493
Industrial and miscellaneous	152,884	27	3,560	149,351
Redeemable preferred stocks	4,850	6	189	4,667
Total fixed maturities	528,139	45	12,643	515,541
Nonredeemable preferred stocks	13,808	17	654	13,171
Equity securities	3,098	37	597	2,538
Total equity securities	16,906	54	1,251	15,709
Total investments	$545,045	$99	$13,894	$531,250

	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	$39,445	$7	$572	$38,880
States, municipalities and political subdivisions	76,876	104	569	76,411
Special revenue	269,277	524	2,124	267,677
Industrial and miscellaneous	162,093	668	633	162,128
Redeemable preferred stocks	4,767	4	71	4,700
Total fixed maturities	552,458	1,307	3,969	549,796
Nonredeemable preferred stocks	14,450	69	195	14,324
Equity securities	3,098	64	269	2,893
Total equity securities	17,548	133	464	17,217
Total investments	$570,006	$1,440	$4,433	$567,013

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized (losses) gains by major investment category for the three and nine months ended September 30, 2018 and 2017, respectively:

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Three Months Ended September 30,
Fixed maturities	$—	$25	$413	$253,673
Equity securities	15	—	1,260	16,454
Total realized gains	15	25	1,673	270,127
Fixed maturities	(3)	262	(23)	26,602
Equity securities	(7)	—	(1,285)	6,781
Total realized losses	(10)	262	(1,308)	33,383
Net realized gains	$5	$287	$365	$303,510

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Nine Months Ended September 30,
Fixed maturities	$76	$26,860	$448	$463,538
Equity securities	1	169	2,231	22,848
Total realized gains	77	27,029	2,679	486,386
Fixed maturities	(230)	48,774	(197)	40,192
Equity securities	(154)	4,146	(1,471)	10,610
Total realized losses	(384)	52,920	(1,668)	50,802
Net realized (losses) gains	$(307)	$79,949	$1,011	$537,188

The table below summarizes the Company’s fixed maturities at September 30, 2018 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
	(In thousands)		(In thousands)
Due in one year or less	$38,062	7%	$37,938	7%
Due after one year through five years	180,415	34%	177,487	35%
Due after five years through ten years	135,420	26%	130,345	25%
Due after ten years	174,242	33%	169,771	33%
Total	$528,139	100%	$515,541	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Fixed maturities	$3,020	$2,479	$8,018	$7,640
Equity securities	547	479	1,252	1,458
Cash, cash equivalents and short-term investments	284	441	861	544
Other investments	425	(24)	1,168	(24)
Net investment income	4,276	3,375	11,299	9,618
Investment expenses	429	640	1,595	1,408
Net investment income, less investment expenses	$3,847	$2,735	$9,704	$8,210

The Company does not intend to sell investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2018 or December 31, 2017. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended September 30, 2018 and 2017.

The following tables present an aging of our unrealized investment losses by investment class as of September 30, 2018 and December 31, 2017:

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. government and agency securities	37	$192	$24,926	55	$859	$20,142
States, municipalities and political subdivisions	40	799	33,062	21	729	22,737
Industrial and miscellaneous	370	2,917	125,982	80	643	15,023
Special revenue	237	3,308	129,251	242	3,007	73,062
Redeemable preferred stocks	52	507	2,935	35	147	1,389
Total fixed maturities	736	7,723	316,156	433	5,385	132,353
Nonredeemable preferred stocks	188	127	10,934	11	62	801
Equity securities	15	187	817	15	410	1,105
Total equity securities	203	$314	$11,751	26	$472	$1,906
Total	939	$8,037	$327,907	459	$5,857	$134,259

	Less Than Twelve Months			Twelve Months or More
	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. government and agency securities	53	$284	$20,053	24	$289	$9,294
States, municipalities and political subdivisions	51	359	49,803	8	210	10,503
Industrial and miscellaneous	284	376	87,898	38	256	11,788
Special revenue	295	777	133,580	183	1,347	69,359
Redeemable preferred stocks	41	66	3,987	17	5	61
Total fixed maturities	724	1,862	295,321	270	2,107	101,005
Nonredeemable preferred stocks	127	188	10,047	6	7	159
Equity securities	11	46	677	12	223	1,095
Total equity securities	138	$234	$10,724	18	$230	$1,254
Total	862	$2,096	$306,045	288	$2,337	$102,259

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. At September 30, 2018 and December 31, 2017, there were no transfers in or out of Level 1, 2, and 3.

September 30, 2018	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities investments:
U.S. government and agency securities	$45,885	$350	$45,535	$—
States, municipalities and political subdivisions	60,145	—	60,145	—
Special revenue	255,493	—	255,493	—
Industrial and miscellaneous	149,351	—	149,351	—
Redeemable preferred stocks	4,667	4,667	—	—
Total fixed maturities investments	$515,541	$5,017	$510,524	$—
Nonredeemable preferred stocks	13,171	13,171	—	—
Equity securities	2,538	2,538	—	—
Total equity securities	$15,709	$15,709	$—	$—
Total investments	$531,250	$20,726	$510,524	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
	(In thousands)
Fixed maturities investments:
U.S. government and agency securities	$38,880	$359	$38,521	$—
States, municipalities and political subdivisions	76,411	—	76,411	—
Special revenue	267,677	—	267,677	—
Industrial and miscellaneous	162,128	—	162,128	—
Redeemable preferred stocks	4,700	—	4,700	—
Total fixed maturities investments	$549,796	$359	$549,437	$—
Nonredeemable preferred stocks	14,324	14,324	—	—
Equity securities	2,893	2,893	—	—
Total equity securities	$17,217	$17,217	$—	$—
Total investments	$567,013	$17,576	$549,437	$—

NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive (loss) income
Change in unrealized losses on investments, net	$(2,895)	$1,666	$(1,229)	$593	$(158)	$435
Reclassification adjustment of realized losses (gains) included in net income	(5)	(1)	(6)	(365)	77	(288)
Effect on other comprehensive (loss) income	$(2,900)	$1,665	$(1,235)	$228	$(81)	$147

	For the Nine Months Ended September 30,
	2018			2017
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive (loss) income
Change in unrealized losses on investments, net	$(9,918)	$3,185	$(6,733)	$8,473	$(3,078)	$5,395
Reclassification adjustment of realized losses (gains) included in net income	307	64	371	(1,011)	212	(799)
Effect on other comprehensive (loss) income	$(9,611)	$3,249	$(6,362)	$7,462	$(2,866)	$4,596

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Land	$2,582	$2,582
Building	12,102	12,148
Computer hardware and software	4,519	4,093
Office furniture and equipment	1,058	759
Tenant and leasehold improvements	4,341	3,660
Vehicle fleet	880	815
Total, at cost	25,482	24,057
Less: accumulated depreciation and amortization	7,002	5,309
Property and equipment, net	$18,480	$18,748

Depreciation and amortization expense for property and equipment was $1.0 million and $394,000 for the three months ended September 30, 2018 and 2017, and for the nine months ended $1.7 million and $1.2 million, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet including a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At September 30, 2018 and December 31, 2017 goodwill (see Note 2) was $152.5 million and intangible assets were $81.9 million and $101.6 million, respectively. The Company has determined the useful life of the value of the business acquired from the NBIC acquisition to be one year. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and classified as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(In thousands)
Balance as of December 31, 2017	$152,459
Goodwill acquired	—
Impairment	—
Balance as of September 30, 2018	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of our intangible assets for the three months ended September 30, 2018 and 2017 was $6.4 million and $55,000, respectively and $19.7 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2018 or 2017.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount (1)
2018 remaining	$5,060
2019	$8,208
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
Thereafter	$41,910
Total	$80,596
(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$5,989	$(8,696)	$23,227	$3,929
Weighted average shares outstanding	25,631,871	25,883,267	25,663,415	27,647,146
Basic earnings (loss) per share:	$0.23	$(0.34)	$0.91	$0.14

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$5,989	$(8,696)	$23,227	$3,929
Weighted average shares outstanding	25,631,871	25,883,267	25,663,415	27,647,146
Weighted average dilutive shares	415,067	—	677,344	—
Total weighted average dilutive shares	26,046,938	25,883,267	26,340,759	27,647,146
Diluted earnings (loss) per share:	$0.23	$(0.34)	$0.88	$0.14

The Company excludes shares potentially issuable under the Company’s Omnibus plan that could dilute basic net EPS in the future from the calculation of diluted net earnings (loss) per share, as their effect, if included, would have been anti-dilutive for the periods presented.

NOTE 9. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain income in connection with its quota share treaties, the ceded reinsurance commissions income, called deferred reinsurance ceding commissions (“DRCC”), which are deferred and earned over the terms of the reinsurance agreements. Ceding commission on quota share agreements call for provisional ceding rate, subject sliding scale adjustments based on the loss experience of the reinsurers. Adjustments are reflected in current operations. The Company allocates 75% of total ceding commission income to policy acquisition costs and 25% of total ceding commission income to general & administrative expense.

The table below represents the activity with regard to DPCC during the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Beginning balance of deferred ceding commission income	$42,666	$—	$42,665	$—
Ceding commission deferred	18,932	—	56,495	—
Less: ceding commission earned	(18,307)	—	(55,869)	—
Ending balance of deferred ceding commission income	$43,291	$—	$43,291	$—

For the three and nine months ended September 30, 2018, the Company allocated ceding commission income of $13.7 million and $42.1 million to policy acquisition costs and $4.5 million and $13.8 million to general and administrative expense, respectively.

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Beginning Balance	$69,648	$41,792	$41,678	$42,779
Policy acquisition costs deferred	12,108	21,002	68,048	65,195
Amortization	(6,054)	(20,906)	(34,024)	(66,086)
Ending Balance	$75,702	$41,888	$75,702	$41,888

NOTE 10. INCOME TAXES

During the nine months ended September 30, 2018 and 2017, the Company recorded $9.1 million and $7.4 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 28.1% and 65.3%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The Tax Cuts and Jobs Act of 2017 (“Tax Act”) lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018, causing a decrease in the statutory tax rate when compared to the prior year. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year. The amortization of the conversion option discount and valuation change for the conversion option associated with the Convertible Notes for the nine months ended September 30, 2017 was not deductible for income tax purposes. This had a significant adverse impact on the effective tax rate for the nine months ended September 30, 2017. Excluding the impact of the non-deductible items related to the convertible note, the 2017 year-to-date effective tax rate would be 41.1%.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	September 30, 2018	December 31, 2017
Deferred tax assets:	(In thousands)
Unearned premiums	$10,780	$12,488
Unearned commission	10,417	11,987
Net operating loss	—	4,727
Tax-related discount on loss reserve	1,486	1,250
Unrealized loss	3,347	—
Stock-based compensation	1,126	—
Prepaid expenses	2,214	1,950
Other	1,429	331
Total deferred tax asset	30,799	32,733
Deferred tax liabilities:
Deferred acquisition costs	18,216	9,775
Prepaid expenses	342	27,568
Unrealized gains	—	30
Property and equipment	452	—
Note discount	2,498	3,818
Basis in purchased investments	179	335
Basis in purchased intangibles	19,518	24,250
Other	1,557	1,290
Total deferred tax liabilities	42,762	67,066
Net deferred tax liability	$(11,963)	$(34,333)

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

Certain income tax effects of the Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC 740. Our 2017 Form 10-K discusses enactment of the Tax Act on December 22, 2017, and its impact on our financial results for that period. Interpretive guidance of the Tax Act will continue to be received throughout 2018, and we expect to update our estimates and our disclosure on a quarterly basis as interpretative guidance is received within each quarter. During the period ended September 30, 2018, the U.S. Treasury Department and the Internal Revenue Service have not issued further clarification or guidance for the items for which our accounting for the Tax Act is incomplete.

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

The statute of limitations related to our federal and state income tax returns remains open from our filings for 2015 through 2017. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustment. Currently, no taxing authorities are examining any of our federal or state income tax returns.

At September 30, 2018 and December 31, 2017, we had no significant uncertain tax positions.

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

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2018-2019 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $801 million for Zephyr, and first event coverage up to $1.0 billion for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million [given small amount did not reduce HPCI net retention for first event by $4.0 million for Osprey portion]; Zephyr - $20.0 million; NBIC – $12.8 million. Our second and third event retentions for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16 million; NBIC – $8.8 million.

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

2017 – 2018 Reinsurance Program

Heritage P&C and Zephyr Program

The Company placed its reinsurance program for the period from June 1, 2017 through May 31, 2018 during the third quarter of 2017. This reinsurance program incorporated the catastrophe risk of our two insurance subsidiaries, Heritage P&C, a Florida based insurer writing property insurance in multiple states, and Zephyr, a Hawaii based insurer. The programs were allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), and the Florida Hurricane Catastrophe Fund (“FHCF”). Coverage was specific to each insurer unless otherwise noted. The 2017-2018 reinsurance program provided, including retention, first event coverage up to $1.75 billion in Florida, first event coverage up to $731.0 million in Hawaii, and multiple event coverage up to $2.6 billion. This coverage exceeded the requirements established by the Company’s rating agency, Demotech, Inc., the Florida Office of Insurance Regulation, and the Hawaii Insurance Division. For the twelve months ended May 31, 2018, no single uncollateralized private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage.

The reinsurance program, which was segmented into layers of coverage, protected the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporated the mandatory coverage required by law to be placed with FHCF, which was available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below and alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company did not utilize its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company had a primary retention of the first $20.0 million of losses and loss adjustment expenses. Additionally, the December 1, 2016 treaty between Heritage P&C and Osprey was commuted effective June 1, 2017.

Heritage P&C provides property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program:

•

Heritage P&C’s Retention. If a first catastrophic event stuck a Heritage P&C risk, its primary retention was the first $20.0 million ($15.0 million plus $5.0 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses. If a second catastrophic event stuck a Heritage P&C risk, its primary retention decreases to $16.0 million and the remainder of the losses were ceded to third parties. In a first event exceeding approximately $878.0 million, there was an additional co-participation of 20% subject to a maximum co-participation of $727,000. Assuming a 1-100yr first event, a second event exceeding approximately $420.0 million, resulted in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36.0 million. Heritage P&C had a $16.0 million (including 20% co-participation) primary retention after a 1-100 yr. first event for events beyond the second catastrophic event.

•

Shared Layers. Immediately above the retention, the Company purchased $372.0 million of reinsurance from third party reinsurers. This coverage included the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinstatement premium, Heritage P&C and Zephyr were able to reinstate $352.0 million of this reinsurance one time. There was $20.0 million of shared coverage subject to a seasonal aggregate of $68.0 million.

•

FHCF Layer. Heritage P&C’s FHCF program provided coverage for Florida events only and included an estimated maximum provisional limit of 45% of $1.3 billion, in excess of its retention of $414 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. Heritage P&C purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage cannot be reinstated once exhausted, but it did provide coverage for multiple events.

•

Layers alongside the FHCF. The Heritage P&C reinsurance program included third party layers alongside the FHCF. These included 2015 B and 2015 C series catastrophe bonds, 2016 D and 2016 E catastrophe bonds and 2017-2 catastrophe bonds issued by Citrus Re, which totaled $412.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $5.0 million of coverage.

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

•

Multi-Zonal Layers. The Company purchased additional layers which provided coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii was a counterpart to the multi-state catastrophe bond layers and FHCF layer. There was a total of $254.0 million of reinsurance coverage purchased on this basis, which the Company may reinstate one time through the payment of a reinsurance reinstatement premium.

•

Aggregate Coverage. In addition to what is described above, much of the reinsurance was structured in a way to provide aggregate coverage. $984.0 million of limit was structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted The Company paid a reinsurance reinstatement premium for $606.0 million of this coverage, which can be a reinstated one time. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

Zephyr provides property insurance coverage for Hawaii. The various layers of its 2017-2018 reinsurance program area as follows:

•

Zephyr’s Retention. If a first catastrophic event stuck Hawaii, Zephyr had a primary retention of the first $20.0 million ($15.0 million plus $5.0 million co-participation on the Top and Aggregate layer) of losses and loss adjustment expenses. If a second event stuck Hawaii, Zephyr’s primary retention decreased to $16.0 million and the remainder of losses were ceded to third parties. In a first event exceeding approximately $386.0 million, there was an additional co-participation of 3.8% subject to a maximum co-participation of $12.0 million. Assuming a 1-100-year event, a second event exceeding approximately $386.0 million results in an additional co-participation of 117.7%, subject to a maximum co-participation of $56 million. Zephyr had a $16.0 million primary retention for events beyond the second catastrophic event.

•

Shared Layers above retention. Immediately above the retention, the Company purchased $372.0 million of reinsurance from third party reinsurers. This coverage includes the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinsurance reinstatement premium, Heritage P&C and Zephyr may reinstate $352.0 million of this reinsurance one time. There was $20.0 million of shared coverage subject to a seasonal aggregate of $68.0 million.

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Florida for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii was a counterpart to the multi-state catastrophe bond layers and FHCF layer. There was a total of $302.0 million of reinsurance coverage purchased on this basis, of which $254.0 million can be reinstated through the payment of reinsurance restatement premium. The multi-zonal occurrence layer provided first and second event coverage of $254.0 million for Hawaii and second event coverage of $254.0 million for Florida. A Top and Aggregate multi-zonal layer provided first event coverage of $48.0 million for Hawaii and second or subsequent event coverage of $48.0 million for Florida.

•	Top Hawaii only layer. Zephyr had an additional layer purchased from third party reinsurers which provided $26.0 million of coverage for Hawaii only losses. This layer had one free reinstatement.
•

Aggregate Coverage. In addition to what is described above, much of the reinsurance was structured in a way to provide aggregate coverage. An aggregate of $700.0 million of limit was structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private Layers, Multi-Zonal, Hawaii Only). To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. $632.0 million can be reinstated through the payment of a reinsurance premium.

For a first catastrophic event striking Florida, our 2017-2018 reinsurance program provided coverage of up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our 2017-2018 reinsurance program provided coverage up to $731.0 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depended on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632.0 million of limit purchased in 2017 included reinstatement through the purchase of reinsurance reinstated premium. In total, for the 2017-2018 reinsurance program, we purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii were covered under the Heritage P&C program with the exception of the FHCF coverage and the series 2015, 2016 and 2017 catastrophe bonds which cover events solely occurring in Florida. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for Alabama, Georgia, North Carolina and South Carolina.

In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we purchased from Citrus Re, which included the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250.0 million of coverage for two-year period and $160.0 million of coverage for a three-year period. To the extent coverage is all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re accounted for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

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

2017-2018 NBIC Program

NBIC, our insurance subsidiary located in Rhode Island, provides property insurance coverage in the states of Connecticut, Massachusetts, New Jersey, New York and Rhode Island. NBIC’s 2017-2018 catastrophe reinsurance program provided coverage for loss occurrences up to $1.0 billion (1:100-year event) on the first event and includes automatic reinstatement protection. The program included coverage for catastrophic events such as severe winter storms, hurricanes and tornadoes. During 2017, NBIC’s net retention for a catastrophic event of up to $1.0 billion was $1.3 million. NBIC’s reinsurance program also covered non-catastrophic losses. A summary of NBIC’s combined reinsurance protection for 2017-2018 follows. The reinsurance program was placed with participation from leading reinsurers across global markets with no one reinsurer exceeding 10%. The reinsurance partners were all rated A- to A+ by Standard and Poor’s.

Property Catastrophe Excess of Loss

NBIC’s property catastrophe program protected NBIC from the aggregation of losses in a single occurrence. Reinstatement provisions (one reinstatement at 100% of premium) on the first three layers and a portion of the fourth layer provided protection for NBIC from a second catastrophic event. The program was 81.25% placed, with the remaining 18.75% of catastrophe protection coming from NBIC’s gross quota share contract. NBIC’s net retention of $20.0 million was further reduced with a net quota share reinsurance contract described below.

Reinstatement Premium Protection

NBIC’s Reinstatement Premium Protection locked in the cost of a potential reinstatement premium charge that would occur should an event trigger catastrophe reinsurance. NBIC bought reinstatement premium protection for the first three layers and a portion of the fourth catastrophe excess of loss layers.

Aggregate Contract

For the year ended December 31, 2017, NBIC had 25% of an aggregate contract, in two sections:

•	Section 1: $20.0 million excess $21.5 million in the aggregate for all catastrophe losses excluding named tropical storms.
•	Section 2: $12.0 million excess $8.0 million for named tropical storm losses.

NBIC placed 25% of an aggregate contract on December 31, 2017, which expired on May 31, 2018. The limit on the contract was $13.5 million, retention of $18.5 million and franchise deductible of $1.0 million.

Gross Quota Share

NBIC purchased an 18.75% gross account quota share reinsurance treaty which provides ground up loss recoveries of up to $1.0 billion.

Net Lines Quota Share

•

NBIC’s net lines quota share was proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.) An occurrence limit of $20.0 million for catastrophe losses was in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 60% of net premiums and losses during 2017 to the net quota share. The net quota share program was renewed on December 31, 2017 ceding 49.5% of the net premiums and losses and 8% of the prior year quota share will runoff.

General Excess of Loss

•

NBIC’s general excess of loss reinsurance protected NBIC from single risk losses, both property and casualty. The casualty coverage provided by this contract also responded on a “Clash” basis, meaning that multiple policies involved in a single loss occurrence can be aggregated into one loss and applied to the reinsurance contract. The coverage was in two layers in excess of NBIC’s retention of the first $300,000 of loss. The first layer is $450,000 excess $300,000 and the second layer was $2.75 million excess $750,000 (Casualty second layer was $1.25 million excess $750,000). Both layers are 81.25% placed with the gross quota share provided the additional 18.75% coverage.

Semi-Automatic Facultative Excess of Loss

•	NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $2.5 million.

Product specific reinsurance for Umbrella and Home Systems Protection

•

NBIC’s umbrella facultative program protects NBIC’s Umbrella Liability business through the quota share reinsurance contract. NBIC has limits of liability of up to $1.0 million with 90% quota share, subject to an additional limit of liability of up to $4.0 million with 100% quota share. The home system protection (HSP) product was designed to protect customers from sudden and accidental mechanical breakdowns to furnaces, boilers, HVAC systems, home entertainment systems, pool heating and filtering equipment, and other mechanical systems that are not covered by standard homeowners’ insurance policies. The coverage was included in NBIC’s base policy and was 100% reinsured through Hartford Steam Boiler.

Property Per Risk Coverage

The Company also purchased property per risk coverage for losses and loss adjustment expenses in excess of $1 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses was $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any commercial properties it insured for which the total insured value exceeded $10.0 million.

NOTE 12. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Balance, beginning of period	$488,610	$122,785	$470,083	$140,137
Less: reinsurance recoverable on unpaid losses	315,308	2,499	315,353	589
Net balance, beginning of period	173,302	120,286	154,730	139,548
Incurred related to:
Current year	61,900	60,436	163,115	155,255
Prior years	(3,205)	3,599	14,660	1,473
Total incurred	58,695	64,035	177,775	156,728
Paid related to:
Current year	19,544	62,842	41,361	102,079
Prior years	17,585	16,198	96,276	88,917
Total paid	37,129	79,040	137,637	190,996
Unpaid claim liabilities from Sawgrass	—	15,991	—	15,991
Net balance, end of period	194,868	121,270	194,868	121,270
Plus: reinsurance recoverable on unpaid losses	226,227	368,310	226,227	368,310
Balance, end of period	$421,095	$489,580	$421,095	$489,580

As of September 30, 2018, we reported $194.9 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $134.1 million attributable to IBNR net of reinsurance recoverable, or 68.8% of net reserves for unpaid losses and loss adjustment expenses (“LAE”).

The Company’s losses incurred for the nine months ended September 30, 2018 and 2017 reflect prior year development of $14.7 million and $1.5 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. Unfavorable development during the nine months ended September 30, 2018 was driven by personal lines litigated claims, particularly for accident years 2016 and 2017.  Incurred losses & loss adjusted expenses in the third quarter of 2018 from Hurricane Florence totaled $20.0 million on a gross basis, and approximately $16.0 million, net of reinsurance. NBIC incurred losses in the first quarter of 2018 from seven different winter storms in the northeast, three of which were named storms.  Losses, including loss adjustment expense for winter storms during the first quarter of 2018 were approximately $54.3 million on a gross basis and approximately $8.9 million, net of reinsurance.

NOTE 13. LONG-TERM DEBT

In December 2016, the Company issued $79.5 million of Senior Secured Notes (“Secured Notes”) bearing interest at the three-month LIBOR plus 8.75% per annum. Interest is accrued monthly and paid quarterly. At September 30, 2018, we recognized proceeds of $74.0 million on the issuance of the Secured Notes, net of issuance costs which totaled approximately $5.3 million. During the nine months ended September 30, 2018 and 2017, the Company made interest payments of approximately $6.6 million and $7.0 million, respectively. Quarterly principal payments will commence on December 15, 2018.

In August 2017 and September 2017, we issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest accrues from August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, beginning in 2018. As of September 30, 2018, we recognized proceeds of $90.5 million on the issuance of the Convertible Notes, net of issuance and debt discount costs which totaled approximately, $11.0 million. For the nine months ended September 30, 2018 and 2017, the Company made interest payments of approximately $7.7 million and $0, respectively on the Convertible Notes.

In November 2017, we, through our subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a cost of $25.2 million. In April 2018, the Parent Company reacquired $10.6 million of its outstanding Convertible Notes in the open market at a cost of $13.4 million. On August 7, 2018, in connection with the April 2018 settlement of the open market repurchase, the Company retired the repurchased $10.6 million Convertible Notes and recorded a reduction on the notes principal balance. Based on the reacquisitions of the Convertible Notes, the Companies derecognized the related debts and conversion option liabilities. In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights. Subsequent to September 30, 2018, the Company reacquired $3.1 million of its outstanding Convertible Notes in the open market at a cost of $3.6 million.

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum. The Company makes monthly principal and interest payments against the loan. For the nine months ended September 30, 2018, the Company paid in principal and interest $670,000.

The following table summarizes the Company’s long-term debt at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Convertible debt	$105,024	$115,624
Mortgage loan	12,462	12,658
Senior Note payable	79,500	79,500
Total principal amount	$196,986	$207,782
Less: unamortized discount and issuance costs
Debt discount and issuance cost on convertible debt	13,610	17,605
Debt issuance cost on senior note payable	5,046	5,772
Total long-term debt	$178,330	$184,405

NOTE 14. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Other liabilities consist of the following at September 30, 2018 and December 31, 2017:

Description	September 30, 2018	December 31, 2017
	(In thousands)
Deferred ceding commission	$43,291	$51,109
Outstanding claim checks	2,309	79,666
Accounts payable and other payables	13,755	17,948
Accrued interest and issuance costs	757	3,117
Accrued dividends	1,594	—
Other liabilities	3,096	5,088
Commission payables	12,958	12,609
Total other liabilities	$77,760	$169,537

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus at September 30, 2018 and December 31, 2017 was $367.8 million and $376.2 million, respectively. On a combined basis, the Company’s insurance subsidiaries reported statutory net loss for the nine months ended September 30, 2018 and 2017 of $71.4 million and $12.9 million, respectively. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At September 30, 2018, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 17. RELATED PARTY TRANSACTIONS

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C and NBIC with an annual compensation of $150,000. For the nine months ended September 30, 2018 and 2017, the Company paid consulting fees to Ms. Lucas of approximately $575,200 and $371,000, respectively.

NOTE 18. EMPLOYEE BENEFIT PLANS

The legacy Heritage entities (“Heritage P&C, CAN, HMGA and Zephyr”) provide a 401(k) plan for substantially all employees. A contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution is made to the plan. The maximum r match is 4%. For the nine-month period ended September 30, 2018 and 2017, the contributions made to the plan on behalf of the participating employees were approximately $515,000 and $478,000, respectively.

The Florida-based legacy Heritage entities provide employees a partially self-insured healthcare plan and benefits. For the nine months ended September 30, 2018 and 2017, incurred medical premium costs amounted to an aggregate of $3.0 million and $2.2 million, respectively. An additional liability of approximately $227,000 was recorded for unpaid claims as of September 30, 2018. A stop loss reinsurance policy caps the maximum loss that could be incurred under the self-insured plan. The stop loss coverage per employee is $60,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Florida-based legacy Heritage entities. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NBIC provides a 401(k) plan for its employees who elect to participate and matches the contributions up to a maximum of 4%. Employer contributions vest 20% each year until fully vested after 5 years. For the nine-month period ended September 30, 2018, NBIC contributions to the plan on behalf of the participating employees were approximately $331,000.

NOTE 19. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2018, the Company had 25,769,804 shares of common stock outstanding, 7,214,797 treasury shares of common stock and 830,801 unvested shares of restricted common stock issued reflecting total paid-in capital of $295.5 million as of such date.

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

Dividends

Dividends are paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. The table below summarizes the quarterly dividends as of September 30, 2018.

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018
Cash dividend per common share	$0.06	$0.06	$0.06
Total cash dividends paid	$1,601,100	$1,594,188	$1,594,188
Record date	March 15, 2018	June 15, 2018	September 15, 2018
Payment date	April 3, 2018	July 6, 2018	October 3, 2018

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 20. STOCK-BASED COMPENSATION

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. As of December 31, 2017, all unexercised stock options have been forfeited.

At September 30, 2018 and December 31, 2017 there were 1,200,898 and 1,231,699 shares available for grant under the Plan, respectively. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

During the first quarter of 2018, the Company granted 125,000 shares of restricted stock with a fair value of $16.35. The restricted stock vests in equal annual installments over a five-year period.

During the third quarter of 2018, the Company granted 30,801 shares of restricted stock with a fair value of $15.08. The restricted stock vests in equal annual installments over a three-year period.

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

Restricted stock activity for the quarter ended September 30, 2018 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2017	675,000	$21.40
Granted	125,000	$16.35
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at June 30, 2018	800,000	$20.61
Granted	30,801	$15.08
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at September 30, 2018	830,801	$20.41

Awards are being amortized to expense over the three to five-year vesting period. The Company recognized $3.9 million and $3.6 million of compensation expense for the nine months ended September 30, 2018 and 2017, respectively. There was approximately $12.3 million of unrecognized compensation expense related to the unvested restricted stock at September 30, 2018. The Company expects to recognize the remaining compensation expense over a weighted average period of 2.5 years.

NOTE 21. SUBSEQUENT EVENTS

On October 7, 2018, Hurricane Michael, a Category 4 storm, was the third-most powerful Atlantic hurricane to make landfall as a Category 4 storm that made landfall in the Florida Panhandle and caused substantial damage. It is estimated to have caused over $12.0 billion in damages affecting Florida and Georgia. At this time, through our initial assessment of the event and estimated financial impact, management is projecting gross losses for Michael of at least $25.0 million and anticipates this to be a retention event. The Company will retain the first $10 million and 20% of the next $5.0 million of covered losses incurred as a result of Hurricane Michael.

In October 2018, the Company reacquired $2.1 million of its outstanding Convertible Notes in the open market at a cost of $2.5 million.

On October 31, 2018, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 4, 2019 to stockholders of record as of December 15, 2018.

NOTE 22. OUT OF PERIOD ADJUSTMENT

During the third quarter of 2018, the Company identified and corrected an immaterial error related to an inconsistency in the application of its accounting policy to record the 2018-2019 Catastrophe excess of loss reinsurance program for its insurance subsidiary, NBIC, which we acquired on November 30, 2017. The Company’s accounting policy for its reinsurance agreements is to record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of a new reinsurance agreements. The Company amortizes its prepaid reinsurance premiums over the 12-month contract period which incepts June 1st of each year. The catastrophe reinsurance premium for NBIC was properly recorded as ceded reinsurance premium on our second quarter Statement of Operations and Other Comprehensive Income. However, an asset and liability were not recorded at inception of the catastrophe reinsurance program on June 1, 2018. The effect of this inconsistency in application of our accounting policy affects a balance sheet only for which the correction resulted in an increase to both assets and liabilities. There was no effect on the second quarter reported shareholders’ equity, Condensed Consolidated Statement of Operations and Other Comprehensive (Loss) Income or Condensed Consolidated Statements of Cash Flows.

The effect of this inconsistency in accounting policy affects a balance sheet only for which the correction resulted in an increase to both assets and liabilities.

As a result of this inconsistency in application of our accounting policy, the following balance sheet items were impacted at June 30, 2018:

•	Prepaid reinsurance premiums increased by $51 million (asset)
•	Reinsurance payable increased by $51 million (liability)

The Company updated its corporate accounting policy in July 2018 and made the correction in the third quarter of 2018 recording $39.3 million, net of the third quarter amortized premium amounts to reinsurance payable and prepaid reinsurance premiums.

The Company evaluated the effects of this misstatement on the prior period’s consolidated financial statements, individually and in the aggregate, in accordance with the guidance in SEC Staff Bulletins ("SAB") 99, Materiality, SAB 108, Considering the Effects of Prior year Misstatements when Quantifying Misstatements in the Current Year Financial Statements and Accounting Standards Codification 250, Accounting Changes and Error Corrections, and concluded that no prior period is materially misstated. The omission of the information from the second quarter balance did not have any impact on earnings or equity, as it understated equally the assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this quarterly report on Form 10-Q, our previously filed quarterly reports on Form 10-Q  and in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Financial Results Highlights for the Three and Nine Months Ended September 30, 2018

•	Premium in force at September 30, 2018 was approximately $929.8 million with approximately 521,000 policies in force at September 30, 2018.
•	Gross premiums written of $701.6 million and total revenue of $355.3 million.
•	Net premiums earned of $335.6 million.
•	Operating income of $47.2 million.
•	Combined ratio of 91.8% on a net basis.
•	Cash, cash equivalents and investments of approximately $752.7 million, with total assets of $1.8 billion.

Recent Events

On October 7, 2018, Hurricane Michael, a Category 4 storm made landfall in the Florida Panhandle and is estimated to have caused over $12.0 billion in damages affecting Florida and Georgia. While the Company is unable to determine the financial impact of the storm at this time, we are projecting gross losses for Hurricane Michael of at least $25.0 million and expect to book our maximum potential retention of $16 million on a pre-tax basis, in the fourth quarter.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2018, we reassessed our critical accounting policies and estimates as disclosed within our 2017 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands)			(In thousands)
REVENUE:
Gross premiums written	$233,613	$154,355	51	$701,643	$455,845	54
Change in gross unearned premiums	551	(1,292)	NM	(9,345)	4,180	(324)
Gross premiums earned	234,164	153,063	53	692,298	460,025	50
Ceded premiums	(115,926)	(57,855)	100	(356,748)	(182,189)	96
Net premiums earned	118,238	95,208	24	335,548	277,836	21
Net investment income	3,847	2,735	41	9,704	8,210	18
Net realized gains (losses)	5	365	(99)	(307)	1,011	(130)
Other revenue	3,205	3,466	(8)	10,346	10,948	(5)
Total revenue	$125,295	$101,774	19	$355,292	$298,005	16

OPERATING EXPENSES:
Losses and loss adjustment expenses	58,695	64,035	(8)	177,775	156,728	13
Policy acquisition costs	26,569	20,906	27	58,167	66,086	(12)
General and administrative expenses	25,815	15,420	67	72,167	48,826	48
Total operating expenses	111,079	100,361	11	308,108	271,640	13
Operating income	14,216	1,413	906	47,184	26,365	79
Interest expense, net	5,225	3,751	39	15,431	8,163	89
Other non-operating (Income)/loss, net	—	6,883	(100)	(542)	6,883	NM
Income (loss) before income taxes	8,991	(9,221)	NM	32,295	11,319	185
Provision for income taxes	3,002	(525)	NM	9,068	7,390	23
Net income (loss)	$5,989	$(8,696)	NM	$23,227	$3,929	491
Basic earnings (loss) per share	$0.23	$(0.34)		$0.91	$0.14
Diluted earnings (loss) per share	$0.23	$(0.34)		$0.88	$0.14

*NM – No Meaning

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue

Gross premiums written

Gross premiums written increased to $233.6 million for the three months ended September 30, 2018 as compared to $154.4 million for the three months ended September 30, 2017. This increase related to gross premiums written by Narragansett Bay Insurance Company (“NBIC”), acquired on November 30, 2017 of $96.0 million, partially offset by a decrease in gross premiums written by Heritage P&C and Zephyr (“legacy Heritage insurers”), largely driven by Florida exposure management.

Gross premiums earned

Gross premiums earned increased to $234.2 million for the three months ended September 30, 2018 as compared to $153.1 million for the three months ended September 30, 2017. This increase related primarily to inclusion of gross premiums earned by NBIC of $84.5 million, included in the third quarter of 2018, slightly offset by a decrease in gross premiums earned by legacy Heritage insurers of approximately $3.4 million.

Ceded premiums

Ceded premiums increased to $115.9 million for the three months ended September 30, 2018 as compared to $57.9 million for the three months ended September 30, 2017. This increase related primarily to premiums ceded by NBIC of $63.6 million, included in the third quarter of 2018.  Premium ceded by NBIC is primarily comprised of catastrophe ceded premium as well as gross and net quota share treaties. This was partially offset by a reduction in premium ceded by the legacy Heritage insurers of nearly $5.5 million associated with exposure management and the realization of reinsurance synergies from the NBIC acquisition.

Net premiums earned

Net premiums earned increased to $118.2 million for the three months ended September 30, 2018 as compared to $95.2 million for the three months ended September 30, 2017. The change resulted from the earned and ceded premium variances described above.

Net investment income

Net investment income, inclusive of realized investment gain or loss, increased slightly to $3.9 million for the three months ended September 30, 2018 as compared to $3.1 million for the three months ended September 30, 2017. The increase related to the inclusion of investment income for NBIC in the 2018 period.

Other revenue

Other revenue decreased slightly to $3.2 million for the three months ended September 30, 2018 as compared to $3.5 million for the three months ended September 30, 2017.

Total revenue

Total revenue increased to $125.3 million for the three months ended September 30, 2018 as compared to $101.8 million for the three months ended September 30, 2017. This increase related primarily to revenue earned by NBIC in the 2018 third quarter of $22.0 million.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) decreased to $58.7 million for the three months ended September 30, 2018 as compared to $64.0 million for the three months ended September 30, 2017. This decrease was predominantly attributable to the favorable impact of our vertically integrated loss mitigation affiliate, CAN and a reduction in retained hurricane losses in the third quarter of 2018 compared to the third quarter of 2017, partially offset by losses related to the inclusion of NBIC.

Policy acquisition costs

Policy acquisition costs increased to $26.6 million for the three months ended September 30, 2018 as compared to $20.9 million for the three months ended September 30, 2017. The increase related largely to the inclusion of NBIC, net of ceding commission income allocated as a reduction of policy acquisition costs. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

General and administrative expenses

General and administrative expenses increased to $25.8 million for the three months ended September 30, 2018 from $15.4 million for the three months ended September 30, 2017. The increase related primarily to non-recurring business acquisition related costs.  The increase also included the addition of NBIC for the third quarter of 2018 and an increase in costs associated with infrastructure growth.

Interest and amortization of debt issuance costs

Interest and amortization of debt issuance costs, inclusive of other non-operating income/loss increased to $5.3 million for the three months ended September 30, 2018 from $3.8 million for the three months ended September 30, 2017. The increase related to a full quarter of interest and amortization of costs associated with convertible notes issued in August and September of 2017 coupled with an increase in interest rates on the senior notes.

Provision for income taxes

The provision (benefit) for income taxes was $3.0 million and $(525) thousand for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate for the three months ended September 30, 2018 and 2017 was 33.4% and 5.7%, respectively. The federal statutory tax rate was 21% for the period ended September 30, 2018 compared to 35% for the period ended September 20, 2017.  The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year. Our effective rate for the third quarter of 2018 was higher than the statutory federal and state tax rates largely due to the impact of a true up of the income tax provision for the year ended December 31, 2017 to the 2017 income tax return filed in 2018.  Additionally, the impact of catastrophe losses in 2018 exacerbated the effect of permanent income tax items.  The effective tax rate for the quarter ended September 30, 2017 was affected by charges for amortization of conversion option discount and valuation of the conversion option associated with the Convertible Notes which are not deductible for income tax purposes, which had a significant adverse impact on the effective tax rate for that quarter. Additionally, the expiration of unexercised stock options in September 2017 adversely affected the effective tax rate for that quarter.

Net income/loss

Our results of operations for the three months ended September 30, 2018 reflected net income of $6.0 million, or $0.23 earnings per diluted common share, compared to net loss of $8.7 million, or $0.34 loss per diluted common share, for the three months ended September 30, 2017. The increase primarily reflects net income associated with the inclusion of NBIC, acquired on November 30, 2017, income from hurricane mitigation activity, a reduction in retained catastrophe losses ($16.6 million in third quarter of 2018 vs. $20.0 million in the prior year quarter) and inclusion of a $6.9 million non-cash charge associated with Heritage’s convertible debt for the quarter ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue

Gross premiums written

Gross premiums written increased to $701.6 million for the nine months ended September 30, 2018 as compared to $455.8 million for the nine months ended September 30, 2017. The increase in gross premiums written related to inclusion of $256.1 million of gross premium written by NBIC, which was acquired on November 30, 2017, as well as a decrease in gross premium written by the legacy Heritage insurers of approximately $10.3 million, largely due to Florida exposure management.

Gross premiums earned

Gross premiums earned increased to $692.3 million for the nine months ended September 30, 2018 as compared to $460.0 million for the nine months ended September 30, 2017. Approximately $248.4 million of the increase relates to the inclusion of premium earned by NBIC which was reduced by a decline in gross premium earned by the legacy Heritage insurers of approximately $16.1 million.

Ceded premiums

Ceded premiums increased to $356.7 million for the nine months ended September 30, 2018 as compared to $182.2 million for the nine months ended September 30, 2017. The increase in ceded premiums related to the inclusion of premium ceded by NBIC of $193.5 million reduced by a $19.0 million reduction in premium ceded by the legacy Heritage insurers. Premium ceded by NBIC is primarily comprised of catastrophe ceded premium as well as gross and net quota share treaties. The decrease in ceded premium by the legacy Heritage insurers related to the timing of the inception of reinsurance agreements and the change in the mix of business and total insured values for the respective reinsurance contracts as well as reinsurance synergies in the 2018 program. Catastrophe excess of loss contracts for the 2018 hurricane season cover the period from June 1, 2018 to May 31, 2019. Catastrophe excess of loss contracts for the 2017 hurricane season cover the period from June 1, 2017 to May 31, 2018 whereas the 2016 reinsurance contract covers the period from June 1, 2016 to May 31, 2017.

Net premiums earned

Net premiums earned increased to $335.6 million for the nine months ended September 30, 2018 as compared to $277.8 million for the nine months ended September 30, 2017. The increase in net premiums earned related primarily to inclusion of net premium earned by NBIC of $54.9 million, coupled with an increase in net premiums earned by legacy Heritage insurers. The difference between the decrease in gross earned premiums for the Heritage legacy portfolio compared to an increase in the net earned premiums for the same portfolio in large part reflects the realization of reinsurance synergies.

Net investment income

Net investment income, inclusive of realized investment gains, increased slightly to $9.4 million for the nine months ended September 30, 2018 as compared to $9.2 million for the nine months ended September 30, 2017. The increase reflected the realized gain in 2017 of $1.0 million compared to a loss of $0.3 million in 2018 as well as inclusion of investment income from NBIC.

Other revenue

Other revenue decreased slightly to $10.3 million for the nine months ended September 30, 2018 as compared to $10.9 million for the nine months ended September 30, 2017.

Total revenue

Total revenue increased to $355.3 million for the nine months ended September 30, 2018 as compared to $298.0 million for the nine months ended September 30, 2017. The increase in total revenue related primarily to the increase in net premiums earned described above.

Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) increased to $177.8 million for the nine months ended September 30, 2018 as compared to $156.7 million for the nine months ended September 30, 2017. The increase in losses and loss adjustment expenses related primarily to inclusion of NBIC net losses and LAE of $37.4 million partially offset a reduction in net consolidated losses for our legacy consolidated Heritage entities (Heritage P&C, CAN, HMGA and Zephyr).

Policy acquisition costs

Policy acquisition costs decreased to $58.2 million for the nine months ended September 30, 2018 as compared to $66.1 million for the nine months ended September 30, 2017. The decrease was primarily attributable to ceding commission of $55.0 million associated with NBIC quota share reinsurance treaties of which $41.3 million was allocated against policy acquisition costs and more than offset the additional policy acquisition costs associated with the inclusion of NBIC. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

General and administrative expenses

General and administrative expenses increased to $72.2 million for the nine months ended September 30, 2018 as compared to $48.8 million for the nine months ended September 30, 2017. The increase related primarily to non-recurring business acquisition related costs, the inclusion of NBIC for the third quarter of 2018, an increase in costs associated with infrastructure growth. The increase in expenses was reduced by $13.7 million of NBIC ceding commission income allocable to general and administrative expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Interest and amortization of debt issuance costs

As described in Note 13 – Long-Term Debt to our consolidated financial statements appearing elsewhere in this Form 10-Q, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense and amortization of debt issuance costs of $15.4 million for the nine months ended September 30, 2018 compared to $8.2 million for the nine months ended September 30, 2017. The increase related to inclusion of a full nine months of interest on the convertible notes in 2018 coupled with a higher interest rate on the senior notes.

Provision for income taxes

Provision for income taxes was $9.1 million and $7.4 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate for the nine months ended September 30, 2018 and 2017 was 28.1% and 65.3%, respectively. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year. The decrease in the effective tax rate is associated with the enactment the Tax Act, as discussed at Note 10 – Income Tax of these unaudited financial statements, which decreased the enacted federal statutory tax rate from 35% to 21%.  Additionally, the amortization of the conversion option discount and valuation change for the conversion option associated with the Convertible Notes for the nine months ended September 30, 2017 was not deductible for income tax purposes. This had a significant adverse impact on the effective tax rate for the nine months ended September 30, 2017. Excluding the impact of the non-deductible items related to the convertible note, the 2017 year-to-date effective tax rate would be 41.1%.

Net income

Our net income for the nine months ended September 30, 2018 was $23.2 million, or $0.88 earnings per diluted common share, compared to net income of $3.9 million, or $0.14 earnings per diluted common share, for the nine months ended September 30, 2017. The increase related to the inclusion of NBIC net income partially offset by increases in losses and general and administrative expenses described above.

Ratios

	For the Three Months Ended September 30,
	2018	2017
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	49.5%	37.8%
Loss ratio	25.1%	41.8%
Operating expense ratio	22.4%	23.8%
Combined ratio	97.0%	103.4%

Ratios to Net Premiums Earned:
Loss ratio	49.6%	67.3%
Operating expense ratio	44.3%	38.2%
Combined ratio	93.9%	105.5%

Ceded premium ratio

Our ceded premium ratio increased to 49.5% for the three months ended September 30, 2018 compared to 37.8% for the three months ended September 30, 2017. The increase related primarily to inclusion of NBIC gross and net quota share reinsurance programs which was partially offset by a 2.8- point reduction in the ceded premium ratio for the legacy consolidated Heritage entities.

Gross loss ratio

Our gross loss ratio decreased to 25.1% for the three months ended September 30, 2018 compared to 41.8% for the three months ended September 30, 2017. A portion of the reduction relates to a lower loss ratio for NBIC resultant from its quota share reinsurance programs. The remainder of the reduction related to a decrease in the consolidated legacy Heritage entities’ loss ratio as described in the loss and loss adjustments expenses section above. As described in our 2017 Form 10-K, our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for Hurricane Irma claims. This vertical integration had a significant favorable impact on our loss ratio for the quarter ended September 30, 2018.

Net loss ratio

Our net loss ratio decreased to 49.6% for the three months ended September 30, 2018 compared to 67.3% for the three months ended September 30, 2017. The decrease in the net loss ratio was caused by the factors described in the gross loss ratio section above.

Gross operating expense ratio

Our gross operating expense ratio decreased to 22.4% for the three months ended September 30, 2018 compared to 23.8% for the three months ended September 30, 2017. The decrease was associated with ceding commission income which is reported as an offset to operating expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. The decrease associated with ceding commission income was partially offset by an increase in the gross operating expense ratio for the legacy consolidated Heritage entities related primarily to non-recurring business acquisition related costs and an increase in costs associated with infrastructure growth.

Net operating expense ratio

Our net operating expense ratio increased to 44.3% for the three months ended September 30, 2018 compared to 38.2% for the three months ended September 30, 2017, primarily due to the higher ceded premium ratio driven by the NBIC quota share reinsurance programs.

Combined ratio

Our combined ratio on a gross basis decreased to 97.0% for the three months ended September 30, 2018 compared to 103.4% for the three months ended September 30, 2017. The decrease in the combined ratio on a gross basis related primarily a lower loss ratio at the legacy consolidated Heritage entities. Our combined ratio on a net basis decreased to 93.9% for the three months ended September 30, 2018 compared to 105.4% for the three months ended September 30, 2017. The combined ratio on a net basis decreased due to the reduction in the net loss ratio as described above partially offset by the increase in the net operating expense ratio as described above.

Ratios

	For the Nine Months Ended September 30,
	2018	2017
Ratios to Gross Premiums Earned:	(unaudited)
Ceded premium ratio	51.5%	39.6%
Loss ratio	25.7%	34.1%
Operating expense ratio	18.8%	25.0%
Combined ratio	96.0%	98.7%

Ratios to Net Premiums Earned:
Loss ratio	53.0%	56.4%
Operating expense ratio	38.8%	41.4%
Combined ratio	91.8%	97.8%

Ceded premium ratio

Our ceded premium ratio increased to 51.5% for the nine months ended September 30, 2018 compared to 39.6% for the nine months ended September 30, 2017. The increase related primarily to the gross and net quota share reinsurance programs at NBIC, which was partially offset by a reduction in the ceded premium ratio for the legacy consolidated Heritage entities.

Gross loss ratio

Our gross loss ratio decreased to 25.7% for the nine months ended September 30, 2018 compared to 34.1% for the nine months ended September 30, 2017. The decrease was primarily due to inclusion of NBIC which generated a significantly lower gross loss ratio due to its quota share reinsurance program, despite the impact of losses from winter storms during the first quarter of the year. The gross loss ratio for legacy consolidated Heritage entities decreased 2.5 points from the prior year, primarily due to profitability arising from utilization of CAN for hurricane mitigation activities. As described in our 2017 Form 10-K, our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for Hurricane Irma claims.

Net loss ratio

Our net loss ratio decreased to 53.0% for the nine months ended September 30, 2018 compared to 56.4% for the nine months ended September 30, 2017. The decrease in the net loss ratio was caused by the factors described in the gross loss ratio section above reduced by the increase in the ceded premium ratio.

Gross expense ratio

Our gross expense ratio decreased to 18.8% for the nine months ended September 30, 2018 compared to 25.0% for the nine months ended September 30, 2017, primarily due to the benefit of ceding commission income of approximately $55.0 million earned from NBIC’s quota share reinsurance program. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Net expense ratio

Our net expense ratio decreased to 38.8% for the nine months ended September 30, 2018 compared to 41.4% for the nine months ended September 30, 2017, primarily due to the decrease in the gross expense ratio discussed above, coupled with the higher ceded premium ratio.

Combined ratio

Our combined ratio on a gross basis decreased to 96.0% for the nine months ended September 30, 2018 compared to 98.7% for the nine months ended September 30, 2017. Our combined ratio on a net basis decreased to 91.8% for the nine months ended September 30, 2018 compared to 97.8% for the nine months ended September 30, 2017. The reduction in the combined ratio related primarily to the favorable impact of the NBIC acquisition on the loss and operating expense ratios as described above, coupled with a decrease in the consolidated loss ratio of the legacy consolidated Heritage entities as described above.

Liquidity and Capital Resources

As of September 30, 2018, we had $221.5 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $9.0 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At September 30, 2018, approximately $13.3 million was held in Osprey’s trust account.

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

Although we can provide no assurance, we believe our current capital resources, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements for at least the next twelve months. From time to time, we assess our capital structure, including both current and long-term debt instruments, as compared to our cash generation and investment needs in order to provide us with ample flexibility.

Cash Flows

	For the Nine Months Ended September 30,
	2018	2017	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$60,343	$97,646	$(37,303)
Investing activities	19,134	84,570	(65,436)
Financing activities	(20,233)	63,231	(83,464)
Net increase in cash and cash equivalents	$59,244	$245,447	$(186,203)

Operating Activities

Cash provided by operating activities was $60.3 million for the nine months ended September 30, 2018 compared to cash provided of $97.6 million for the nine months ended September 30, 2017. The decrease in cash from operating activities was primarily due to payment of Hurricane Irma claims as well as the timing of receipt of reinsurance recoveries.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2018 was $19.1 million as compared to $84.6 million for the comparable period in 2017. The decrease in cash provided by investing activities related to liquidation of a portion of our invested assets in the third quarter of 2017 in preparation for the acquisition of NBIC.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was $20.2 million, as compared to cash provided of $63.2 million for the comparable period in 2017. The increase in cash used in financing activities in 2018 related primarily to the repurchase of Convertible Notes. The cash provided in financing activities in 2017 related to proceeds from the issuance of our Convertible Notes in August 2017 partially offset by repurchases of our common stock.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible senior notes	$170,288	$2,602	$18,510	$18,510	$130,666
Senior secured notes	112,832	4,215	40,906	67,711	—
Mortgage loan	21,660	381	2,678	2,678	15,923
Reinsurance	216,761	216,761	—	—	—
Total Contractual Obligations	$521,541	$223,959	$62,094	$88,899	$146,589

Related Party Transactions

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C and NBIC with an annual compensation of $150,000. For the nine months ended September 30, 2018 and 2017, the Company paid consulting fees to Mrs. Lucas of approximately $575,200 and $371,000, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2018 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2018 (In thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$460,968	$(54,573)	(10.6)%
200 basis point increase	$479,154	$(36,387)	(7.1)%
100 basis point increase	$497,345	$(18,196)	(3.5)%
100 basis point decrease	$533,739	$18,198	3.5%
200 basis point decrease	$551,918	$36,377	7.1%
300 basis point decrease	$566,737	$51,196	9.9%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2018 (In thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$153,263	29.0%	$149,156	28.9%
AA+	$105,271	19.9%	$102,583	19.9%
AA	$70,884	13.4%	$69,496	13.5%
AA-	$36,285	6.9%	$35,497	6.9%
A+	$41,910	7.9%	$40,869	7.9%
A	$27,356	5.2%	$26,812	5.2%
A-	$36,741	7.0%	$35,962	7.0%
BBB+	$27,693	5.2%	$27,088	5.3%
BBB	$15,834	3.0%	$15,430	3.0%
BBB-	$7,949	1.5%	$7,745	1.5%
BB	$696	0.1%	$701	0.1%
BB+	$2,115	0.4%	$2,080	0.4%
B+	$240	0.0%	$231	0.0%
B	$879	0.1%	$885	0.2%
NA and NR	$1,023	0.2%	$1,006	0.3%
Total	$528,139	100%	$515,541	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2018 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at September 30, 2018 (In thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$1,725	11.0%
Energy	2,539	16.1%
Other	11,445	72.9%
Subtotal	$15,709	100.0%
Mutual Funds and ETF By type:
Equity	$—	0.0%
Total	$15,709	100.0%

Foreign Currency Exchange Risk

At September 30, 2018, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures.  These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in Note 22 – Out of Period Adjustment, management identified an inconsistency in the application of our accounting policy in the second quarter of 2018 with respect to reinsurance agreements recorded in NBIC and determined that a significant deficiency existed in that we did not have appropriate policies and procedures in place to properly push down corporate accounting policies to NBIC, which we acquired in November 2017. Management determined that the significant deficiency did not result in a material misstatement of our financial statements for the period ended June 30, 2018.

Remedial Action

We have begun our remediation plan to improve and implement our internal controls over financial reporting specifically with respect to due diligence and post-acquisition integration of newly-acquired entities.

We believe that the foregoing steps will remediate the material significant deficiency above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Other than with respect to the foregoing deficiency, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

Except for the actions described above that were taken to address the significant deficiency, there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In August 2018, the Company’s Board of Directors authorized a stock repurchase program authorizing the purchase of up to $50 million of our common stock through December 31, 2020. The timing and amount of any repurchases will be determined based on market conditions and other factors and the program may be discontinued or suspended at any time. No purchases were made in the third quarter of 2018 under the stock repurchase program.

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2018	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)