Form 10-K
period 2018-12-31
Heritage Insurance Holdings, Inc.
filed 2019-03-12
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $370,254,852 on June 30, 2018, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date.

As of March 7, 2019, the number of shares outstanding of the Registrant’s common stock was 30,360,758.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy and ability to fully execute our business plan; our growth, competitive strengths, proprietary capabilities, processes and technology, results of operations and liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives, including intentions to pursue certain business and handling of certain claims; projections of revenue, earnings, capital structure, reserves and other financial items; assumptions underlying our critical accounting policies and estimates; assumptions underlying statements regarding us and our business; and other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	our failure to identify suitable acquisition candidates; effectively manage our growth and integrate acquired companies;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our diversification strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	our reliance on independent agents to write voluntary insurance policies;
•	changes in regulations and our failure to meet increased regulatory requirements;
•	our ability to maintain effective internal controls over financial reporting;

•	our status as an “emerging growth company”;
•	the regulation of our insurance operations; and
•	certain characteristics of our common stock.

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

Our Business

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Maryland, Mississippi, Pennsylvania, and Virginia. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 25 years of insurance industry experience.

Our financial strength ratings are important to the Company in establishing our competitive position and can impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA assigned an investment grade issuer rating to the Company and assigned insurance financial strength rating (“IFSR”) to our insurance company subsidiaries. The rating assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following IFSR to our key operating subsidiaries. Additionally, KBRA has assigned an investment grade issuer rating to us. The outlook for all ratings is stable.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	A-	N/A
Heritage Insurance	N/A	N/A	BBB-

Our operating subsidiaries include: Heritage P&C, which provides personal and commercial residential property insurance; NBIC, which provides personal residential property insurance; Zephyr, which provides residential wind-only property insurance within the State of Hawaii; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage MGA, LLC, our managing general agent; NBIC Service Company, which provides services to NBIC; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; and First Access Insurance Group, LLC, our retail agency.

The following chart depicts our organizational structure:

Our Company

Our primary products are personal and commercial residential property insurance, which at December 31, 2018 were offered in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New York, New Jersey, North Carolina, Rhode Island and South Carolina. Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Alabama, Georgia, Florida, Mississippi, North Carolina and South Carolina. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. Our Rhode Island domiciled insurance company, NBIC, is authorized by each of the respective state insurance departments in Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, and Virginia. We conduct our operations under one business segment.

As of December 31, 2018, we had 512,793 personal residential policies in force, representing $840.9 million of annualized premium and approximately 3,000 commercial residential policies in force, representing $82.7 million of annualized premium for a total number of policies and annualized premium of 515,686 and $923.7 million, respectively. For the years ended December 31, 2018, 2017, and 2016, we had gross premiums written of $923.3 million, $625.5 million, and $626.7 million, respectively and operating income of $69.5 million, $49.5 million, and $56.8 million respectively. At December 31, 2018 and 2017, we had total assets of $1.8 billion and $1.8 billion, respectively, and total stockholders’ equity of $425.3 million and $379.8 million, respectively.

Our Strategy

Our strategy is to grow and geographically diversify our property insurance operations to achieve consistent positive results for our shareholders while mitigating the risk from a single or series of catastrophic weather events. This diversification also serves to enhance our supply of risk transfer partners and optimize reinsurance pricing. We began insurance operations in Florida through selective assumptions of business from Citizens, expanded our Florida business to include commercial and voluntary business, expanded our Florida insurance company to multiple new states, and through mergers and acquisitions we have expanded operations to Hawaii and the northeastern United States. We intend to continue to grow profitably by undertaking the following:

Improve the Profitability of our Florida Portfolio

Our Florida book of business has evolved to include commercial residential business and expansion of the voluntary personal lines business. While we have significantly expanded our Florida marketing efforts, our goal is also to improve the profitability of our Florida personal lines business by enhancing product offerings while carefully underwriting the risk and ensuring product rate adequacy. The claims environment in South Florida has resulted in an escalation of water claims for which the severity has increased due to Assignment of Benefits (“AOB”). We have taken underwriting and rate actions to improve the profitability of our South Florida business. Our total insured value for personal lines business in Dade and Broward counties decreased year over year by 16.7%. Our Florida market share expanded through strategic opportunities to acquire profitable business from private insurers such as Sunshine State Insurance Company in 2014 and Sawgrass Mutual Insurance Company in 2017.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance. Our reinsurance program includes excess loss, quota share, per risk and facultative reinsurance. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments on our catastrophe bond program. With the exclusion of 2018, we entered into fully collateralized multi-year catastrophe reinsurance agreements funded through the issuance of catastrophe bonds by Citrus Re, since 2014 and we will continue to evaluate cost-efficient alternatives to traditional reinsurance. Each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance. Osprey Re did not absorb any losses from Hurricane Irma because we used third party reinsurers to cover catastrophe losses beyond the insurance companies’ retentions for the 2017 hurricane season. During 2018, Osprey Re absorbed approximately $20 million of combined losses  from non-cat weather related events, Hurricane Florence, and Hurricane Michael.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting, performing critical aspects of claims adjusting through our employees, and the use of internal claims adjustment and repair services. In March 2014, we acquired the largest vendor in the CAN network, which we believe has allowed us to expand our in-house mitigation and restoration services. Additionally, the 2015 acquisition of assets of BRC provides us with additional resources and capabilities to perform restoration services in-house, as well as provide construction resources after a catastrophic event. To date, CAN and BRC have been extensively deployed in Florida only. We expanded the CAN network to North Carolina, Hawaii, and New York during 2018. We have additional contracted resources to adjust claims and mitigate losses in all states in which we conduct business and have deployed those additional resources as needed after catastrophic events. We believe the multitude of internal and external resources allowed us to deliver timely service to our policyholders and better manage claims costs.

Develop IT Solutions to More Effectively Service our Customers

In addition to our proactive efforts to managing loss costs, we will continue to be proactive with respect to use of technology to better serve our agents and policyholders, streamline our processes, manage system implementation costs, and focus on efficiency.

Our Competitive Strengths

We believe that our growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Kirk Lusk, Chief Financial Officer and Ernesto Garateix, Chief Operating Officer. Our senior management team includes twelve insurance professionals, with an average of 25 years of insurance industry experience, extensive experience in the personal and commercial residential insurance market, longstanding relationships with key participants in the insurance industry and is supported by a group of highly qualified individuals with industry expertise, including an actuarial staff with significant property insurance experience.

Strong, Conservative Capital Structure

As of December 31, 2018, we had stockholders’ equity of $425.3 million. As of December 31, 2018, Heritage P&C, Zephyr, PIC and NBIC had policyholder surplus, as defined by statutory accounting principles, of $173.8 million, $84.3 million, $4.1 million and $113.0 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and Demotech for similarly rated insurance companies.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allowed us to make better selections of the insurance policies we assumed from the Citizens depopulation program, leading to profitability and high levels of retention of business. These analytics and underwriting processes also contribute to successful underwriting of our voluntary personal and commercial lines business. Our data analytics are embedded in the underwriting process and are used for strategic expansion into new product lines and states.

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

Our Competition

The market for residential property insurance is highly competitive in most of the states in which we do business. We compete to varying degrees with insurers including large national carriers, state-sponsored homeowners’ insurance entities, and single state or regional carriers. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, streamlined processes, and vertical integration which provides loss mitigation and repair services.

Products, Distribution, and Catastrophe Loss Management

Our growth strategy centers on expansion of product offerings in our existing markets and expansion to new coastal areas of the United States which could include opportunistic acquisitions.

Heritage P&C writes voluntary personal and commercial insurance policies through a network of independent agents in each of the states in which it is licensed. We have more than 2,300 actively writing independent agents in Alabama, Florida, Georgia, North Carolina and South Carolina. Approximately 35% of our new voluntary premium is written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements.

Zephyr writes voluntary personal and commercial insurance policies through a network of approximately 70 independent agents in Hawaii. Approximately 52% of our voluntary premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

NBIC writes voluntary personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 175 retail independent agents, representing over 500 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through 8 wholesale agency relationships. Our three largest relationships represent approximately $150.0 million, or 44% annualized premiums.

We historically  wrote commercial residential policies only in the state of Florida. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida. We intend to pursue additional voluntary business from these agents in our existing independent agent network, expand our independent agent network and seek additional opportunities to increase our commercial residential policies in Florida.  Additionally, we have expanded our commercial residential product to New Jersey and we intend to expand to other strategically targeted states. At December 31, 2018, we had 2,973 commercial residential policies with in force premium of $82.7 million.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest costs. We have strong relationships with reinsurers which we believe are a result of our management’s industry experience and reputation for selective underwriting and effective claim management. For each of the twelve months beginning June 1, 2017 and 2018, we purchased catastrophe reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) sponsorship of multiple catastrophe bonds that provide principal limit, which does not include reinstatements, that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing catastrophe reinsurance, we also purchased quota share and property per risk and facultative reinsurance. Our net quota share program limits our exposure on non-catastrophe losses and provides ceding commission income. Our gross quota share program limits our exposure on both non-catastrophe and catastrophe losses and provides ceding commission income.  Our per risk program limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2018 – 2019 Reinsurance Program” of this report for additional information.

Our insurance regulators and ratings agency require all insurance companies, like us, to have a certain amount of capital reserves and reinsurance coverage to cover losses upon the occurrence of a catastrophic event. Our reinsurance programs provide reinsurance in excess of regulatory requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once every 100 years based on our portfolio of insured risks. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year.

We closely manage all aspects of our claim’s adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with multiple large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. In March 2014, we completed the acquisition of the assets and personnel of our main water mitigation services vendor and created our wholly-owned subsidiary, CAN. This acquisition has allowed us to better service our Florida based customers and expand our mitigation and restoration services. CAN primarily handles water damage-related claims, which comprised a significant component of our non-catastrophe Florida losses and loss adjustment expenses through December 31, 2018. We also leverage our 2015 acquisition, BRC, to manage and provide restoration services to CAN customers for all types of claims. We deployed our extensive resources at CAN and BRC to perform emergency claim services and repairs in the aftermath of Hurricanes Irma, Florence and Michael. Our CAN network was expanded to Hawaii, North Carolina, and New York in 2018 and we expect to continue the expansion to other states. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.

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

Our Market

All of our premium in force is generated from properties located in coastal states. The following charts depicts the distribution by percentages of our in-force premium as of December 31, 2018 and 2017, respectively.

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

We also review our expiring policies to determine whether those risks continue to meet our underwriting guidelines. If a given policy no longer meets our underwriting guidelines, we will take appropriate action regarding that policy, including raising premium rates or, to the extent permitted by applicable law not offering to renew the policy.

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

Claims Administration

We closely manage all aspects of the claims process, from processing the initial filing to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, including through on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We currently leverage our CAN vendor network to provide repair and remediation services to our policyholders.

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders. We have in-house resources as well as outsourced vendor relationships for water mitigation and rebuilding after a loss. We engage our affiliates CAN and BRC as well as preferred service providers. To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed our Platinum Program. Under the Platinum Program, participating customers receive a 10% discount on their claim deductible, and we obtain control over inspection, claims adjusting and repair services.

Liability For Losses and Loss Adjustment Expenses

Our liability for losses and loss adjustment expenses represents our preliminary estimated liability of (i) claims that have been incurred, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the ultimate cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2018, 2017 and 2016, see Note 11 — “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We license policy and claims administration and catastrophe modeling software from third parties. We also own, or license other technology systems used by our insurance company affiliates. These technology systems consist primarily of an integrated central processing computer, a series of server-based computer networks, a back-up server and various Internet-based communications systems.

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

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2018-2019 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $801 million for Zephyr, and first event coverage up to $1.0 billion for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million; Zephyr - $20.0 million; NBIC – $12.8 million. Our second and third event retentions for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16 million; NBIC – $8.8 million.

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

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.) An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 49.5% of net premiums and losses during 2018 to the Net Quota Share and 8% of the 2017 Net Quota Share was runoff. The Net Quota Share program was renewed on December 31, 2018 ceding 52.0% of the net premiums and losses and 10% of the prior year quota share will runoff.

Aggregate Coverage Heritage P&C and Zephyr

$1.1 billion of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Stub layers, Multi-Zonal, 2017-1 Notes and 2016 Class E Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company paid a reinsurance reinstatement premium for $669.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF and 2016 Class D Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

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

NBIC placed 40.00% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring May 31, 2019. The limit on the contract is $20.0 million, retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100.00% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring December 31, 2019. The limit on the contract is $20.0 million with a retention of $20.0 million and has 1 reinstatement available.

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

The following graphics depict our reinsurance program structure for the 2018 - 2019 hurricane season:

The Multi-Zonal cover responds in a first event for NBIC when there is at least a $200m loss to HPCIC for the same event.

2018 - 2019 Reinsurance Tower

Heritage Property & Casualty Insurance Tower

HPCINBICZephyr

For the twelve months ending May 31, 2019, we purchased reinsurance from the following sources: (i) FHCF (i.e. Florida risks only), (ii) Citrus Re Ltd, and (iii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized. There is no single reinsurer representing more than 10% of the limit purchased for our program, excluding Citrus Re catastrophe bonds and FHCF. The chart below lists our third-party reinsurers with A.M. Best and S&P ratings for all Heritage insurance company subsidiaries as of December 31, 2018.

Reinsurer	AM Best Rating	S&P Rating
Allied World Reinsurance Management Company/Allied World Insurance Company	A	A-
American Agricultural Insurance Company	A	NR
American Standard Insurance Company of Wisconsin	A	NR
Arch Reinsurance Company	A+	A+
Axis Reinsurance Company	A+	A+
Chubb Tempest Re USA LLC/ACE Property and Casualty Insurance Company	A++	AA
The Cincinnati Insurance Company	A+	A+
Employers Mutual Casualty Company	A	NR
Endurance Assurance Corporation	A+	A+
Everest Reinsurance Company	A+	A+
Munich Reinsurance America, Inc.	A+	AA-
Odyssey Reinsurance Company	A	A-
Partner Reinsurance Company of the U.S.	A	A+
QBE Reinsurance Corporation	A	A+
Renaissance Reinsurance U.S. Inc.	A+	A+
SCOR Reinsurance Company	A+	AA-
Swiss Re Underwriters' Agency/Swiss Reinsurance America Corporation	A+	AA-
The Toa Reinsurance Company of America	A	A+
Tokio Millennium Re AG (U.S. Branch)	A+	A+
Transatlantic Reinsurance Company	A+	A+
TransRe/General Reinsurance Corporation	A++	AA+
Validus Americas/Validus Reinsurance (Switzerland) Ltd	A	A
XL Reinsurance America Inc.	A+	AA-
Ark Underwriting Inc/Lloyds Syndicate 4020	A	A+
Ascot Underwriting (Bermuda) Limited/AIG per AIRCO agreement	A	A+
Ascot Underwriting Inc./Lloyd's Syndicate 1414 (ASC)	A	A+
Aspen Re America/Aspen Insurance UK Limited	A	A
Brit Insurance Services USA, Inc/BRT Syndicate 2987 at Lloyd`s	A	A+
Brit Insurance Services USA, Inc/BRT Syndicate 2988 at Lloyd`s	A	A+
Hannover Rueck SE (obo Katarsis Capital Advisors SA)	A+	AA-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hannover Rueck SE	A+	AA-
Kelvin Re Limited	A-	NR
Mapfre Re, Compania de Reaseguros, S.A.	A	A
MS Amlin AG, Switzerland, Bermuda Branch	A	A
Satec Srl/New Reinsurance Company Ltd.	A+	AA-
SCOR Global P&C SE, Paris, Zurich Branch	A+	AA-
Tokio Millennium Re AG (Bermuda Branch) (obo Quantedge)	A+	A+
Tokio Millennium Re AG, Bermuda Branch	A+	A+
Tokio Millennium Re AG, Bermuda Branch (obo Aquilo)	A+	A+
Validus Reinsurance (Switzerland), Ltd	A	A
Lloyd's Syndicate 0033 (HIS)	A	A+
Lloyd's Syndicate 0382 (HDU)	A	A+
Lloyd's Syndicate 0435 (FDY)	A	A+
Lloyd's Syndicate 0623 (AFB)	A	A+
Lloyd's Syndicate 0727 (SAM)	A	A+
Lloyd's Syndicate 1084 (CSL)	A	A+
Lloyd's Syndicate 1183 (TAL)	A	A+
Lloyd's Syndicate 1414 (ASC)	A	A+
Lloyd's Syndicate 1729 (DUW)	A	A+

Lloyd's Syndicate 1856 (ACS)	A	A+
Lloyd's Syndicate 1955 (BAR)	A	A+
Lloyd's Syndicate 1969 (APL)	A	A+
Lloyd's Syndicate 2001 (AML)	A	A+
Lloyd's Syndicate 2003 (XLC)	A	A+
Lloyd's Syndicate 2007 (NVA)	A	A+
Lloyd's Syndicate 2014 (ACA)	A	A+
Lloyd's Syndicate 2468 (NEO)	A	A+
Lloyd's Syndicate 2623 (AFB)	A	A+
Lloyd's Syndicate 2791 (MAP)	A	A+
Lloyd's Syndicate 2987 (BRT)	A	A+
Lloyd's Syndicate 2988 (BRT)	A	A+
Lloyd's Syndicate 3000 (MKL)	A	A+
Lloyd's Syndicate 4000 (PEM)	A	A+
Fidelis Underwriting Limited	A-	NR
Nautical Management Ltd on behalf of Syndicate 2357	A	A+
Neon Underwriting Bermuda Limited/Lloyd's Syndicate 2468	A	A+
Pioneer Underwriting Ltd (Pioneer CAT USDF) / Peak Reinsurance Company Ltd	A-	NR
Aeolus Re Ltd./Keystone PF Segregated Account	Fully Collateralized	Fully Collateralized
Allianz Risk Transfer AG (Bermuda Branch)	A+	AA-
Allied World Assurance Company, Limited	A	A-
Aon Insurance Managers (Bermuda) Ltd/Securis Re I Ltd. SRB157 Seg Acct	Fully Collateralized	Fully Collateralized
Aon Insurance Managers (Bermuda) Ltd/Securis Re IV Ltd. SRB457 Seg Acct	Fully Collateralized	Fully Collateralized
Aon Insurance Managers (Bermuda) Ltd/Securis Re VI Ltd. SRB657 Seg Acct	Fully Collateralized	Fully Collateralized
Aon Insurance Managers (Bermuda) Ltd/Securis Re VIII Ltd. SRB857 Seg Acct	Fully Collateralized	Fully Collateralized
Arch Reinsurance Limited	A+	A+
Aspen Bermuda Limited	A	A
AXIS Specialty Limited	A+	A+
Chubb Tempest Reinsurance Ltd.	A++	AA
Eclipse Re Ltd/Segregated Account EC0017	Fully Collateralized	Fully Collateralized
Eclipse Re Ltd/Segregated Account EC0018	Fully Collateralized	Fully Collateralized
Endurance Specialty Insurance Ltd.	A+	A+
Fidelis Insurance Bermuda Limited	A-	NR
Hamilton Re, Ltd.	A-	NR
Hannover Re (Bermuda), Ltd.	A+	AA-
Hiscox Insurance Company (Bermuda) Limited	A	A
Horseshoe Re Limited/Segregated Account CC0070	Fully Collateralized	Fully Collateralized
Horseshoe Re Limited/Segregated Account CC0071	Fully Collateralized	Fully Collateralized
IAT Reinsurance Company Limited	A-	NR
Lancashire Insurance Company Limited	A	A-
Markel Bermuda Limited	A	A
Partner Reinsurance Company Limited	A	A+
Prospero Re Ltd.	Fully Collateralized	Fully Collateralized
Qatar Reinsurance Company Limited	A	A
Third Point Reinsurance (USA) Ltd.	A-
Validus Reinsurance, Ltd.	A	A
XL Bermuda Ltd	A+	AA-
Asia Capital Reinsurance Group Pte Ltd	A-	A-
China Property & Casualty Reinsurance Company Ltd.	A	A
General Insurance Corporation of India	A-	NR
Korean Reinsurance Company	A	A
New India Assurance Company Limited	A-	NR
Taiping Reinsurance Company Limited	A	A
Lloyd's Syndicate 2001 (AML) (obo Leadenhall Capital Partners LLP)	A	A+

Investments

Our investments are managed by three third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our investable assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of 2-5 years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. See Note 3 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2018, we held $250.1 million in cash and cash equivalents and $526.1 million in securities, which were comprised of $509.6 million in fixed maturities, $12.8 million in nonredeemable preferred stocks and $3.7 million in common stock. From the $509.6 million of fixed maturities, $31.0 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. See Note 12. Long-Term Debt to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Government Regulation

The insurance industry is extensively regulated. Our insurance company subsidiaries are subject to the laws and regulations of the states in which they do business. The insurance regulatory statutes and rules provide for regulation of virtually all aspects of the business of insurance companies. The states in which we conduct business, like many states, have adopted several model laws and regulations as promulgated by the National Association of Insurance Commissioners (“NAIC”). State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. In some instances, individual state insurance laws and regulations are even more stringent that those promulgated by the NAIC or other states.

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

The State of Florida Office of Insurance Regulation (“FLOIR”) imposed certain additional solvency related requirements as a condition of receiving a certificate of authority for our Florida insurance company subsidiary. Finally, our insurance company affiliates are subject to state regulations or consent orders setting conditions related to various transactions, including intercompany transactions. We are in full compliance with all consent orders.

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

Employees

As of December 31, 2018, we had 447 employees, 438 of whom are full-time. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Available Information

We make available free of charge on our website, www.heritagepci.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC.

Our principal executive offices are located at 2600 McCormick Drive, Suite 300, Clearwater, Florida 33759.

Financial Information by Operating Segment and by Geographical Area

For financial information by operating segment and geographic area, see Part II, Item 8, Note 23, "Segment Data".

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

As of December 31, 2018, all of our premium in force related to business in coastal states. The distribution of our policies is generally consistent with that of the populations in those states and is therefore more concentrated in densely-populated coastal areas. A single catastrophic event, or a series of such events, destructive weather pattern, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. While we actively manage our exposure to catastrophic events through our underwriting process and the purchase of reinsurance on an excess of loss and quota share basis, the fact that our business is concentrated in coastal states subjects us to increased exposure to certain catastrophic events and destructive weather patterns such as hurricanes, tropical storms, tornadoes, and winter storms in the northeastern United States. Changes in the prevailing regulatory, legal, economic, political, demographic and competitive environment, and other conditions in the states in which we conduct business could also make it less attractive for us to do business and would have a more pronounced effect on our business than it would on other insurance companies that are more geographically diversified than we are. Since our business is concentrated in this manner, the occurrence of one or more catastrophic events or other conditions affecting insured losses in the states in which we do business could have an adverse effect on our business, financial condition and results of operations.

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, snow storms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Our policyholders are currently concentrated in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, and winter storms. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2018 through May 31, 2019, we have purchased up approximately $3.5 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention.

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

We may use our common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to receive our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock

Increased competition, competitive pressures, industry developments and market conditions could affect the growth of our business and adversely impact our financial results.

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

We license analytic and modeling software from third parties to facilitate our pricing, assess our risk exposure and determine our reinsurance needs. Given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might impact our exposure to losses. Accordingly, these models may understate the exposures we are assuming, and our financial results may be adversely impacted, perhaps significantly.

We rely on independent agents to write voluntary insurance policies for us, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We write voluntary personal and commercial insurance policies through a network of independent agents. Of our network of approximately 2,300 Florida independent agents, approximately 35% of new business is affiliated with eight large agency networks with which we have entered into master agency agreements, which are generally terminable with notice. Of our network of approximately 73 Hawaii independent agents, approximately 50% are affiliated with three large multi-producer agencies. Of our network of approximately 175 retail independent agents for business in the northeastern United States, our three largest relationships represent approximately $150.0 million in annualized premiums.

As of December 31, 2018, voluntary policies written through independent agents, constituted approximately 77.6% of our total policies in force and represented approximately $644.7 million in annualized premiums. Our strategic focus is to grow the number of voluntary policies throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

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

Our business is subject to operational risks, including systems or human failures.

We are subject to operational risks including fraud, employee errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, failure of our providers, such as investment custodians, actuaries, information technology providers, etc., to comply with our service agreements, or information technology failures. Losses from these risks may occur from time to time and may be significant.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance company affiliates currently maintain a Demotech rating of “A” (“Exceptional”) or higher. Our insurance company subsidiaries and our parent company are also rated BBB- or better by KBRA. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of, a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

We may be subject to information technology failures, including data protection breaches and cyber-attacks, that could disrupt our operations, damage our reputation and adversely affect our business, operations, and financial results.

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and for our policyholders. Although we have implemented security controls to protect our information technology systems, experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to "phishing" attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information. A number of large, public companies have recently experienced losses based on phishing attacks and other cyber-attacks. Any compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our bank or investment accounts, or damage our reputation. The cost and operational consequences of implementing further data protection measures either as a response to specific breaches or as a result of evolving risks, could be significant. In addition, our inability to use or access our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delayed in our business growth, significant costs or lost policyholders resulting from these technology failures could adversely affect our business, operations and financial results.

Security breaches, cyber-attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.

A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to investigate, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

The Company’s customers provide personal information that we store and maintain in our Datawarehouse. While the Company has implemented systems and processes to protect against unauthorized access to or use of such personal information, there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, the Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve in addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s policyholders and its business and could result in a loss of customers, suppliers or revenue.

Our disaster recovery and business continuity plans involve arrangements with our off-site, secure data centers. We cannot assure you that we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to various scenarios, such as natural disasters or that we have prepared for every disaster or every scenario which might arise in respect of a disaster for which we have prepared, and cannot assure you our efforts in respect of disaster recovery will succeed, or will be sufficiently rapid to avoid harm to our business.

Lastly, the regulatory environment related to information security, data collection and use, and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches, could be substantial and adversely impact the Company’s business.

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

We conduct our business primarily from offices located in Florida, Hawaii, and Rhode Island where catastrophic weather events could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems; however, we have not fully tested our plan to recover data in the event of a disaster.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2018, approximately 68% of our total investments, cash and cash equivalents was invested in fixed-maturity and equity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry in general and for our multi-peril personal lines business has continued to increase in recent years, principally driven by litigation and AOB in the State of Florida. Winter storms in the northeastern United States and hurricane activity have also affected losses incurred. In addition, many legal actions and proceedings have been brought on behalf of classes of complainants, which can increase the size of judgments. The propensity of policyholders and third-party claimants to litigate and the willingness of courts to expand causes of loss and the size of awards may render the loss reserves of our insurance subsidiaries inadequate for current and future losses. In addition, as industry practices and social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known at the time such policies are issued or renewed, and our financial position and results of operations may be adversely affected.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our 2019 Senior Credit Facility are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease.

Our financing costs may be adversely affected by changes in LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our credit agreement with our lender. This could have an adverse effect on our financing costs.

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

We are subject to extensive state regulation. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

Our insurance company affiliates may become subject to additional regulation imposed by our insurance regulators

In addition to compliance with statutes and regulations of the states in which we conduct business, especially the states in which our insurance company affiliates are domiciled, additional restrictions can be imposed by our insurance regulators. These restrictions are typically memorialized in a consent order entered into between the state regulator and the insurance company. We have, in certain cases, agreed to higher or more stringent restrictions than are otherwise required under the laws in the states in which we conduct business. Further, we are subject to consent orders setting conditions related to various transactions, including intercompany transactions.

In the event we are unable to comply with the additional regulation imposed by these consent orders, it may adversely affect our ability to operate our business.

Changes in regulation may reduce our profitability and limit our growth.

We are subject to extensive regulation in the states in which we conduct business. The NAIC and state insurance regulators are constantly reexamining existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2018, our insurance subsidiaries each maintained a risk-based capital ratio of over 300%. Our Florida subsidiary, HPCI, has agreed to maintain a risk-based capital ratio of at least 300%.  In connection with our acquisition of NBIC, we agreed to maintain a risk-based capital ratio of 375%.

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

Litigation or regulatory actions could have a material adverse impact on us

From time to time, we are subject to civil or administrative actions and litigation. Civil litigation frequently results when we do not pay insurance claims in the amounts or at the times demanded by policyholders or their representatives. We also may be subject to litigation or administrative actions arising from the conduct of our business and the regulatory authority of state insurance departments. Further, we are subject to other types of litigation inherent in operating our businesses, employing personnel, contracting with vendors and otherwise carrying out our affairs. As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may arise, including judicial expansion of policy coverage and the impact of new theories of liability, plaintiffs targeting property and casualty insurers in purported class-action litigation relating to claims-handling and other practices, and adverse changes in loss cost trends, including inflationary pressures in home repair costs. Multiparty or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. Current and future litigation or regulatory matters may negatively affect us by resulting in the payment of substantial awards or settlements, increasing legal and compliance costs, requiring us to change certain aspects of our business operations, diverting management attention from other business issues, harming our reputation with agents and customers or making it more difficult to retain current customers and to recruit and retain employees or agents.

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

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, the Florida Joint Underwriters Association (“JUA”), the Florida Insurance Guaranty Association (“FIGA”), Citizens and the FHCF.

Insurance companies currently pass these assessments on to holders of insurance policies in the form of a policy surcharge, and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees, however, may adversely affect our overall marketing strategy due to the competitive landscape in Florida. As a result, the impact of possible future assessments on our balance sheet, results of operations or cash flow are indeterminable at this time.

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

We may not continue our stock repurchase program

On September 14, 2015, the Company announced that our Board of Directors authorized a $20 million share repurchase program under which purchases may be made from time to time in the open market, or through privately negotiated transactions, block transactions or other techniques, as determined by the Company’s management. In May 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock. The repurchase plan expired on June 30, 2018.  On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to repurchase shares below a predetermined price per share. The timing and amount of any repurchases will be determined based on market conditions and other factors and the program may be discontinued or suspended at any time.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates
Clearwater, Florida	Corporate Headquarters	75,736	Company owned
Safety Harbor, Florida	Restoration Center	16,367	Company owned
Honolulu, Hawaii	Insurance Company HI Operations	4,405	Leased
Pawtucket, Rhode Island	Insurance Company NE Operations	15,321	Company owned (1)
Pawtucket, Rhode Island	Insurance Company NE Operations	22,520	Company owned

(1)

The property was held for sale as of December 31, 2018 and the Company recognized a predetermined loss of $737,000, and equally reduced the asset and recorded the loss as a non-operating loss on the statement of operations. The property remains pending sale.

Approximately 74% of the properties in Clearwater are occupied by unaffiliated tenants. The Pawtucket properties are each 25% occupied by unaffiliated tenants.

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

Our common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG” since May 2014.

Holders of Record

As of March 8, 2019, we had 30,360,758 shares of common stock outstanding, including 605,801 shares of restricted stock for which restrictions have not lapsed, and by a total of approximately 32 stockholders of record.

Dividends

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on profits, financial requirements and other factors, such as legal and regulatory restrictions on the payment of dividends, overall business condition and other elements the Board of Directors considers relevant. See Note 20. Equity to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plan.

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

Unregistered Sales of Equity Securities

None

Stock Performance Graph

The following graph and table compare the cumulative total stockholder return of our common stock from May 23, 2014 (the date of the HRTG initial public offering) through December 31, 2018, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage Insurance Holdings Inc of, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides small and mi-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	May-14	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Heritage Insurance Holdings, Inc	100	169	190	139	162	135
NASDAQ Insurance Index	100	108	115	133	138	126
Russell 2000 Index	100	107	101	121	136	120

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Revenue:
Gross premiums written	$923,349	$625,565	$626,704	$586,098	$436,407
Gross premiums earned	926,326	643,304	640,518	524,740	311,514
Ceded premiums	(472,144)	(263,740)	(228,797)	(148,472)	(87,902)
Net premiums earned	454,182	379,564	411,721	376,268	223,612
Net investment income and realized gains/losses	10,803	11,896	10,914	8,929	4,153
Other revenue	15,186	15,163	16,323	9,595	6,055
Total revenue	480,171	406,623	438,958	394,792	233,820
Expenses:
Loss and loss adjustment expenses	237,425	201,482	238,862	141,191	89,560
Other operating expenses	173,210	155,606	143,331	103,311	70,008
Total expenses	410,635	357,088	382,193	244,502	159,568
Operating income	69,536	49,535	56,765	150,290	74,252
Other non-operating expenses	30,542	55,427	362	—	—
Income (loss) before income taxes	38,994	(5,892)	56,403	150,290	74,252
Provision for income taxes	11,839	(4,773)	22,538	57,778	27,155
Net income (loss)	$27,155	$(1,119)	$33,865	$92,512	$47,097
Earnings (loss) per share:
Basic earnings (loss) per share	$1.05	$(0.04)	$1.14	$3.08	$1.92
Diluted earnings (loss) per share	$1.04	$(0.04)	$1.14	$3.05	$1.82
Ratios to net premiums earned:
Net loss ratio	52.3%	53.1%	58.0%	37.5%	40.1%
Operating expense ratio	38.1%	41.0%	34.8%	27.5%	31.3%
Combined ratio	90.4%	94.1%	92.8%	65.0%	71.4%

Ratios to gross premiums earned:
Ceded premium ratio	51.0%	41.0%	35.7%	28.3%	28.2%
Gross loss ratio	25.6%	31.3%	37.3%	26.9%	28.7%
Operating expense ratio	18.7%	24.2%	22.4%	19.7%	22.5%
Combined ratio	95.3%	96.5%	95.4%	74.9%	79.4%

Balance Sheet Data
	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cash and invested assets	$776,222	$720,710	$708,799	$636,373	$491,640
Reinsurance recoverable	$317,930	$357,357	$—	$—	$—
Prepaid reinsurance premiums	$233,071	$227,764	$106,609	$78,517	$43,148
Deferred policy acquisition costs	$73,055	$41,678	$42,779	$34,800	$24,370
Intangibles	$76,850	$101,626	$26,542	$2,120	$—
Goodwill	$152,459	$152,459	$46,454	$8,028	$2,350
Total Assets	$1,768,713	$1,771,210	$1,033,244	$837,398	$615,031
Unpaid loss and loss adjustment expense	$432,359	$470,083	$140,137	$83,722	$51,469
Unearned premiums	$472,357	$475,334	$318,024	$302,493	$241,136
Long-term debt, net of issuance costs	$148,794	$184,405	$72,905	$—	$—
Reinsurance premium payable	$166,975	$17,577	$96,667	$60,210	$17,113
Deferred ceding commission	$44,996	$51,109	$—	$—	$—
Commission payable	$11,654	$12,609	$6,179	$—	$—
Outstanding checks	$15,360	$79,665	$—	$—	$—
Total Liabilities	$1,343,380	$1,391,394	$675,285	$480,845	$359,942
Total Stockholders' Equity	$425,333	$379,816	$357,959	$356,553	$255,089

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a property and casualty insurance holding company headquartered in Florida with offices in Hawaii and Rhode Island. We provide personal residential property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina through our insurance subsidiaries. We provide commercial residential insurance in Florida and New Jersey and are also licensed in the states of Maryland, Mississippi, Pennsylvania, and Virginia. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting.

Our financial strength ratings are important to the Company in establishing our competitive position and can impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA assigned an investment grade issuer rating to the Company and assigned insurance financial strength rating (“IFSR”) to our insurance company subsidiaries. The rating assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following IFSR to our key operating subsidiaries. Additionally, KBRA has assigned an investment grade issuer rating to the parent company, Heritage Insurance Holdings. The outlook for all ratings is stable.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	A-	N/A
Heritage Insurance	N/A	N/A	BBB-

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

Information about Geography

Our primary products are personal and commercial residential property insurance, which at December 31, 2018 was offered in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New York, New Jersey, North Carolina, Rhode Island and South Carolina. Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Alabama, Georgia, Florida, Mississippi, North Carolina and South Carolina. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. Our Rhode Island domiciled insurance company, NBIC, is authorized by each of the respective state insurance departments in Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, and Virginia.

Acquisitions and Financings

On March 21, 2016, we acquired 100% of the outstanding stock of Zephyr Acquisition Corporation and its wholly-owned subsidiary, Zephyr Insurance Company, a specialty property insurance company that offers property and casualty insurance to residential customers in Hawaii, in exchange for approximately $110.3 million, net of cash acquired. This acquisition furthered our strategic push to diversify business operations and achieve potential reinsurance synergies while expanding growth opportunities outside of Florida.

On December 16, 2016, we closed a private placement of $79.5 million principal amount of our Senior Secured Notes due 2023 (“Senior Notes”). The Senior Notes incurred interest at a rate per annum equal to the three-month LIBOR rate (but not less than 0.50 percent) plus 8.75 percent, with interest payable quarterly in arrears in cash, quarterly, beginning March 15, 2017. The Senior Notes were scheduled to mature on December 15, 2023.

On November 30, 2017, we acquired 100% of the outstanding stock of NBIC Holdings, Inc. and its wholly-owned subsidiaries, including Narragansett Bay Insurance Company in exchange for approximately $250 million, consisting of $210 million in cash and $40 million in shares of our common stock. NBIC Holdings includes two property insurance companies, NBIC and PIC. This acquisition will furthered our strategic goal of continued geographic diversification of our property insurance business operations.

On August 16, 2017, in connection with the NBIC acquisition, we closed a private placement of $125.0 million principal amount of our 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”). We issued the notes under an indenture, where the notes bear interest at a rate of 5.875% per year.

On December 14, 2018, we entered into a five-year, $125 million credit agreement (the “Credit Agreement”) with certain the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a senior secured term loan facility in an aggregate principal amount of $75 million (and (2) a senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Credit Facilities”).

We used the net proceeds of the Credit Facilities (1) to redeem all $79.5 million outstanding aggregate principal amount of our Senior Notes due 2023, (2) to purchase $72.7 million of our outstanding 5.875% Convertible Notes due 2037, and (3) for general corporate purposes.

In the fourth quarter of 2018 and the first quarter of 2019, we exchanged Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of our common stock.

Recent Developments

In September of 2018, Hurricane Florence, a category 4 storm, made landfall in North Carolina affecting policyholders of Heritage P&C. The ultimate gross loss is currently estimated at approximately $22.7 million, of which our consolidated retention is estimated at $16.5 million.

In October of 2018, Hurricane Michael, a category 4 storm, made landfall in Florida affecting policyholders of Heritage P&C.  The ultimate gross loss is currently estimated at approximately $43.5 million, of which our consolidated retention is estimated at $16 million.

In December of 2018, several enhancements to our capital structure were made. The Company entered into new five-year, $125.0 million secured credit facilities with Regions Bank as Administrative Agent, consisting of a $75.0 million term loan and a $50.0 million revolving credit facility. Proceeds of its new credit facilities, along with other funds, were used to redeem all $79.5 million principal amount of its outstanding senior secured notes and to repurchase $72.7 million principal amount of the Company's outstanding convertible senior notes. The convertible note repurchases were made pursuant to privately-negotiated exchange agreements. At closing, the convertible note holders received a combination of cash and an aggregate of 3,595,452 shares of the Company's common stock. See Note 12. Long-Term Debt to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Other revenue. Other revenue includes rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida that we acquired in April 2013, and all policy and pay-plan fees. Our regulators have approved a policy fee on each policy written for certain states; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay premiums in more than one installment and record the fees as income when collected. In addition, the Company records revenue earned from its restoration subsidiary for non-insurance construction as services performed using the percentage of completion method. The revenue generated from non-insurance contracts is not material in nature. Non-insurance construction revenue was minimal in 2018.

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

Policy acquisition costs. Policy acquisition costs consist of the following items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. We recognize these costs ratably over the term of the unearned premium acquired in the transaction. We also earn ceding commission on our quota share reinsurance contracts, which is presented as a reduction of policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.  See Note 9 - Deferred Policy Acquisition Costs to our consolidated financial statements under Item 8 of this Annual Report on Form 10K. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commission earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

General and administrative expenses. General and administrative expenses include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs.  As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses

Provision for income taxes. Provision for income taxes consists of federal and state corporate level income taxes, which have historically resulted in a statutory blended tax rate of approximately 38.575%. Due to the enactment of the Tax Act, the effective tax rate can vary substantially from our statutory blended tax rate depending upon the amount of pretax income in proportion to permanent tax differences.

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

The gross and net combined ratios are key measure of underwriting performance traditionally used in the property and casualty industry. A combined ratio under 100% generally reflects profitable underwriting results.

Financial Results Highlights for the Year Ended December 31, 2018

•	Premium in force at December 31, 2018 was approximately $923.7 million with approximately 516,000 policies in-force at December 31, 2018
•	Gross premiums written of $923.3 million and total revenue of $480.2 million
•	Net premiums earned of $454.2 million
•	Operating income of $69.5 million
•	Combined ratio of 90.4% on a net basis
•	Cash, cash equivalents and investments of $776.2 million, with total assets of $1.8 billion

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$923,349	$625,565	$297,784	0.48
Change in gross unearned premiums	2,977	17,739	(14,762)	(0.83)
Gross premiums earned	926,326	643,304	283,022	0.44
Ceded premiums	(472,144)	(263,740)	(208,404)	0.79
Net premiums earned	454,182	379,564	74,618	0.20
Net investment income	13,280	11,332	1,948	0.17
Net realized gains	(2,477)	564	(3,041)	(5.39)
Other revenue	15,186	15,163	23	0.00
Total revenue	$480,171	$406,623	$73,549	0.18

OPERATING EXPENSES:
Losses and loss adjustment expenses	237,425	201,482	35,943	0.18
Policy acquisition costs	84,666	83,892	774	0.01
General and administrative expenses	88,544	71,714	16,830	0.23
Total operating expenses	410,635	357,088	53,548	0.15
Operating income	69,536	49,535	20,001	0.40
Interest expense, net	20,015	13,210	6,805	0.52
Other non-operating expense, net	10,527	42,217	(31,690)	(0.75)
Income (loss) before income taxes	38,994	(5,892)	44,886	(7.62)
Provision for income taxes	11,839	(4,773)	16,612	(3.48)
Net income (loss)	$27,155	$(1,119)	$28,274	(25.27)
Basic net income (loss) per share	$1.05	$(0.04)	$1.09	(26.07)
Diluted net income (loss) per share	$1.04	$(0.04)	$1.08	(25.92)

Results of Operations – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Gross premiums written

Gross premiums written increased to $923.3 million for the year ended December 31, 2018 as compared to $625.6 million for the year ended December 31, 2017. The increase relates to inclusion of a full year of operations of (NBIC which was acquired on November 30, 2017.

Gross premiums earned

Gross premiums earned increased to $926.3 million for the year ended December 31, 2018 as compared to $643.3 million for the year ended December 31, 2017. A reduction of gross earned premium by Heritage Property & Casualty Insurance (“Heritage P&C”) and Zephyr was offset by increases for a full year of premium earned by NBIC and a full year of earned premium on the Sawgrass polices transitioned to Heritage P&C on September 1, 2017.

Ceded premiums

Ceded premiums increased to $472.1 million for the year ended December 31, 2018 as compared to $263.7 million for the year ended December 31, 2017. The increase is due to inclusion of a full year of reinsurance for NBIC, reduced somewhat by a decrease in the cost of reinsurance for Heritage P&C, as described in Note 10 – Reinsurance to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. NBIC’s reinsurance program includes extensive quota share reinsurance designed to mitigate the adverse impact of winter storms, in addition to its catastrophe excess of loss reinsurance program. Inclusion of the quota share program serves to increase the cost of reinsurance while mitigating non-catastrophe losses. The cost reduction for Heritage P&C was due to a combination of a shift in exposure management, including a change in the product mix between personal and commercial lines, as well as synergies associated with improved diversification associated with the NBIC acquisition. The decrease in the cost for catastrophe excess of loss reinsurance program also relates to timing of the catastrophe reinsurance program.   Reinsurance costs are amortized over a twelve-month period, reflecting the term of the coverage. The excess of loss reinsurance coverage and gross quota share treaties incept June 1. The NBIC net quota share treaty incepts December 31. As such, for a significant amount of our program we incur the cost of the previous year’s catastrophe program from January through May of each year and the current year program from June through December. We also have reinsurance costs associated with our larger risks, which could vary monthly depending upon the business written.

Net premiums earned

Net premiums earned increased to $454.2 million for the year ended December 31, 2018 as compared to $379.6 million for the year ended December 31, 2017. The increase in net premiums earned is primarily attributable to the additional net premium earned associated with the NBIC acquisition as described above.

Net investment income

Net investment income, inclusive of realized investment gains, decreased to $10.8 million for the year ended December 31, 2018 as compared to $11.9 million for the year ended December 31, 2017. The decrease is caused by unrealized losses in 2018 compared to realized gains in 2017 partially offset by a full year of investment income for NBIC. The unrealized losses relate primarily to new accounting for equity securities in which unrealized losses are no longer classified as Other Comprehensive Income but instead are classified in Operating Income.

Other revenue

Other revenue remained relatively flat year over year as the consolidated NBIC operations do not generate significant other revenue.

Total revenue

Total revenue increased to $480.2 million for the year ended December 31, 2018 as compared to $406.7 million for the year ended December 31, 2017. The increase in total revenue was due to the NBIC acquisition.

Expenses

Losses and loss adjustment expenses

Losses and LAE increased to $237.4 million for the year ended December 31, 2018 as compared to $201.5 million for the year ended December 31, 2017. The increase is due largely to inclusion of a full year of NBIC losses, reduced by a decline in consolidated losses for the legacy Heritage entities.

The Company’s retained hurricane losses for Hurricanes Lane, Florence and Michael were $32.9 million for the year ended December 31, 2018 and additional retention was recorded in 2018 for Hurricane Irma in the amount of $1.7 million. The Company’s vertical integration of the claims handling process benefitted 2018 results, with hurricane mitigation revenue stemming both from 2017 and 2018 hurricanes.

The Company’s losses incurred for the years ended December 31, 2018 includes of $13.3 million of prior year development reflecting management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The development was primarily due to losses associated with Florida litigated claims, one-way attorney fees and AOB abuse in its Florida personal residential book of business. Loss reserves for personal lines business in Florida were strengthened during the year.

The Company’s losses incurred during the year ended December 31, 2017 reflects a prior year development of $12.6 million, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

Policy acquisition costs

Policy acquisition costs increased slightly to $84.7 million for the year ended December 31, 2018 as compared to $83.9 million for the year ended December 31, 2017. The increase relates to costs associated with a full year of NBIC, reduced by allocable ceding commission income and a reduction in policy acquisition costs for the legacy Heritage companies. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the year ended December 31, 2018, NBIC earned ceding commission income of $72.5 million of which $55.0 million was allocable to policy acquisition costs compared to ceding commission income earned of $8.6 million for the month and year ended December 31, 2017 after the NBIC transaction.

General and administrative expenses

General and administrative expenses increased to $88.5 million for the year ended December 31, 2018 as compared to $71.7 million for the year ended December 31, 2017. The increase relates primarily to non-recurring business acquisition related costs, the inclusion of a full year of NBIC expenses, and an increase in costs associated with infrastructure growth. The increase in expenses was reduced by $18.1 million of NBIC ceding commission income allocable to general and administrative expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.

Interest expense and amortization of debt issuance costs

As described in Note 12 – Long-Term Debt to our audited consolidated financial statements appearing elsewhere in this Form 10-K, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense and amortization of debt issuance costs of $20.0 million for the year ended December 31, 2018 compared to $13.2 million for year ended December 31, 2017. The increase in interest and debt issuance amortization related to inclusion of a full year of interest on the convertible notes in 2018 coupled with a higher interest rate on the senior notes. The impact of a full year of interest expense on the convertible notes was diluted somewhat by the repurchase of $90.1 million in convertible notes as described in Note 12 to our consolidated financial statements appearing elsewhere in this Form 10-K.

Other non-operating expense, net

For the year ended December 31, 2018, the Company incurred non-operating costs of $10.5 million, of which $9.8 million was associated with the refinancing of its debt, which is described in Note 12 – Long-Term Debt to our audited consolidated financial statements appearing elsewhere in this Form 10-K. These non-recurring costs include a pre-payment penalty and a write off of unamortized costs associated with the senior notes, fees associated with the debt refinancing, and a loss on early debt extinguishment. Additionally, we recorded a permanent decline in the value of real estate during the year. For the year ended December 31, 2017, the fair value of the conversion option liability coupled with the net loss on debt extinguishment on the purchase of convertible notes amounted to approximately $42.2 million and is presented on the statement of operations as a charge to non-operating expense.

Provision for income taxes

For the years ended December 31, 2018 and 2017, we reported a provision for income taxes of $11.8 million and an income tax benefit of $4.8 million, respectively. Our effective tax rate for the years ended December 31, 2018 and 2017 was 30.4% and 81.0%, respectively. The 2018 effective tax rate was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The 2017 effective tax rate was affected by the valuation change for the conversion option liability, which is permanently non-deductible, creating a significant adverse impact to the rate. This item was offset by a favorable impact on the effective tax rate associated with enactment of the Tax Act. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

Net (loss) income

Our results for the year ended December 31, 2018 reflect net income of $27.2 million compared to a net loss of $1.1 million for the year ended December 31, 2017. Operating income was relatively flat as discussed above. The increase in net income is primarily due to 2017 non-operating items discussed above, such as the valuation of the convertible option.

Ratios

	Year Ended December 31,
	2018	2017
Ratios to Gross Premiums Earned:
Ceded premium ratio	51.0%	41.0%
Loss ratio	25.6%	31.3%
Operating expense ratio	18.7%	24.2%
Combined ratio	95.3%	96.5%

Ratios to Net Premiums Earned:
Loss ratio	52.3%	53.1%
Operating expense ratio	38.1%	41.0%
Combined ratio	90.4%	94.1%

Ratios – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Ceded premium ratio

Our ceded premium ratio increased to 51.0% for the year ended December 31, 2018 compared to 41.0% for the year ended December 31, 2017. The increase relates to a higher ceded premium ratio for NBIC due to the gross and net quota share reinsurance programs, slightly reduced by a decrease in the ceded premium ratio for Heritage P&C. The reduction in the ceded premium ratio for Heritage P&C relates to exposure management as well as synergies associated with the NBIC transaction.

Gross loss ratio

Our gross loss ratio decreased to 25.6% for the year ended December 31, 2018 compared to 31.3% for the year ended December 31, 2017. The decrease relates primarily to a lower loss ratio for NBIC resultant from its quota share reinsurance programs. The decrease was amplified by a decline in the loss ratio of the consolidated legacy Heritage entities. Our affiliates CAN and BRC were deployed extensively to repair properties and provide claim related services for 2017 and 2018 hurricane claims. This vertical integration had a significant favorable impact on our loss ratio for the year ended December 31, 2018.

Net loss ratio

Our net loss ratio decreased to 52.3% for the year ended December 31, 2018 compared to 53.1% for the year ended December 31, 2017. The decrease in the net loss ratio was caused by the factors described in the gross loss ratio section above but the variance is smaller for the net loss ratio due to the impact of the increase in ceded premiums.

Gross operating expense ratio

Our gross operating expense ratio decreased to 18.7% for the year ended December 31, 2018 compared to 24.2% for the year ended December 31, 2017. The decrease is largely associated with a full year of ceding commission income from NBIC which is reported as an offset to operating expenses. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. The decrease associated with ceding commission income was partially offset by an increase in the gross operating expense ratio for the legacy consolidated Heritage entities related primarily to non-recurring business acquisition related costs and an increase in costs associated with infrastructure growth.

Net operating expense ratio

Our net operating expense ratio decreased to 38.1% for the year ended December 31, 2018 compared to 41.0% for the year ended December 31, 2017. The decrease in the net operating expense ratio was caused by the factors described in the gross operating expense ratio section above but the variance is smaller due to the impact of the increase in ceded premiums.

Combined ratio

Our combined ratio on a gross basis decreased to 95.3% for the year ended December 31, 2018 compared to 96.5% for the year ended December 31, 2017. Our combined ratio on a net basis decreased to 90.4% for the year ended December 31, 2018 compared to 94.1% for the year ended December 31, 2017.

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

Ceded premiums

Ceded premiums increased to $263.7 million for the year ended December 31, 2017 as compared to $228.8 million for the year ended December 31, 2016. Approximately $24 million of the increase related to ceded premium associated with NBIC and approximately $11 million of the increase related to catastrophe excess of loss reinsurance for Heritage P&C and Zephyr. As described in Note 10, Reinsurance, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, NBIC’s reinsurance program includes extensive quota share reinsurance designed to mitigate the adverse impact of winter storms, in addition to its catastrophe excess of loss reinsurance program. The quota share reinsurance program for NBIC includes one month of ceding commission income of $8.6 million, which is presented as a reduction of policy acquisition costs in our audited financial statements.

Our catastrophe excess of loss reinsurance programs renews each year on June 1. The cost for catastrophe reinsurance for the 2017 hurricane season for Heritage P&C and Zephyr is approximately $223.0 million compared to $247.0 million for the 2016 season. The reduction in premium in force described previously resulted in a reduction in the amount of catastrophe reinsurance purchased from approximately $3.1 billion in the 2016 season to approximately $2.6 billion for the 2017 season. As described in Note 10 to our audited consolidated financial statements included elsewhere in this Form 10-K, the Company’s retention for the 2017 hurricane season is $20.0 million compared to $40.0 million for the 2016 season for a first event.

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

The Company’s losses incurred for the years ended December 31, 2017 reflects a prior year development of $12.6 million, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. The Company recorded approximately $6.5 million of adverse development in 2017 for Hurricane Hermine and Matthew. The remaining $6.1 million of prior year development was primarily due to management strengthening of personal lines losses associated with Florida litigated claims, one-way attorney fees and AOB abuse in the Florida market.

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

Interest expense and amortization of debt issuance costs

As described in Note 12 – Long-Term Debt to our audited consolidated financial statements appearing elsewhere in this Form 10-K, Heritage issued $79.5 million in Secured Notes due 2023 on December 15, 2016 and issued $136.8 million in Convertible Notes in the third quarter of 2017, resulting in interest expense of $10.9 million and amortization of debt issuance costs of $2.3 million for the year ended December 31, 2017. Interest expense includes approximately $0.9 million of amortization of the original issue discount related to the Convertible Notes.

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

Ratios

	Year Ended December 31,
	2017	2016
Ratios to Gross Premiums Earned:
Ceded premium ratio	41.0%	35.7%
Loss ratio	31.3%	37.3%
Operating expense ratio	24.2%	22.4%
Combined ratio	96.5%	95.4%

Ratios to Net Premiums Earned:
Loss ratio	53.1%	58.0%
Operating expense ratio	41.0%	34.8%
Combined ratio	94.1%	92.8%

Ratios – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2018, we held $250.1 million in cash and cash equivalents and $526.1 million in investments, compared to $153.7 million and $567.0 million as of December 31, 2017 and $105.8 million and $603.0 million as of December 31, 2016. The increase in cash and cash equivalents in 2018 was due primarily to accelerated payment of reinsurance premiums in 2017 for tax planning purposes, which reduced cash in 2017. The decrease in cash and cash equivalents in 2017 was due to payment of catastrophe claims related to Hurricanes Matthew and Irma and advance payment of reinsurance premiums.

As of December 31, 2018, we had $12.3 million in restricted cash, compared to $20.8 as of December 31, 2017. The decrease in restricted cash was due to the release of restricted cash as the 2015 catastrophe bonds matured. Our capital expenditures typically consist of leasehold improvement for facility expansions, vehicles for our restoration operations and software development. Proceeds from new debt entered into during the fourth quarter of 2018 were used to pay off the senior notes of $79.5 million and repurchase convertible notes of $52.0 million. Our financing activities increased in 2017 related to the Company entering in debt arrangements providing net proceeds in the amount $106.0 million and partially offset by payments of dividends to shareholders for $8.2 million and purchase of treasury stock for $61.6 million.

We believe that our sources of cash are adequate to meet our cash requirements for at least the next twelve months and into the foreseeable future prior to the maturity date of amounts outstanding under our Credit Facility.

We may continue to pursue the acquisition of complementary businesses and make strategic investments. We may increase capital expenditures consistent with our investment plans and anticipated growth strategy. Cash and cash equivalents may not be sufficient to fund such expenditures. As such, in addition to the use of our existing Credit Facility, we may need to utilize additional debt to secure funds for such purposes.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2018	2017	2016	2018 vs 2017 Change	2017 vs 2016 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$95,428	$7,489	$82,955	$87,939	$(75,466)
Investing activities	24,365	(7,242)	(249,416)	31,607	242,174
Financing activities	(31,953)	47,556	43,826	(79,509)	3,730
Net change in cash, cash equivalents, and restricted cash	$87,840	$47,803	$(122,635)	$40,037	$170,438

Operating Activities

Net cash provided by operating activities for December 31, 2018 was $95.4 million as compared to net cash provided of $7.5 million during the year ended December 31, 2017. The increase was primarily due to the impact of accelerated payment of reinsurance premiums in 2017, which reduced the amount of reinsurance payments made in 2018.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2018 was $24.4 million as compared to net cash used of $7.2 million for the year ended December 31, 2017. The variance relates primarily the acquisition of NBIC and investments sold in 2017 to pay for the acquisition of NBIC as well as fund catastrophe claims in 2018.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $32.0 million, as compared net cash provided to $47.6 million for the year ended December 31, 2017. The cash outflows in 2018 resulted from repayments of long-term debt and the cash portion of  the repurchase of convertible notes of $79.5 million and $52 million respectively which were in excess of proceeds from the new long-term debt. The cash inflows in 2017 relate to net proceeds from issuance of convertible notes net of purchase of treasury stock.

Credit Facilities

On December 14, 2018, Heritage Insurance Holdings, Inc. (the “Company”), as borrower, entered into a five-year, $125 million credit agreement (the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce,

as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to LIBOR (based on one, two, three or six-month interest periods), adjusted for statutory reserve requirements, plus an applicable margin (equal to 3.25% as of the Closing Date) or (2) a base rate determined by reference to the greatest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the LIBOR index rate applicable for an interest period of one month plus 1.00%, plus an applicable margin (equal to 2.25%).

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio.

Each of the Revolving Credit Facility and the Term Loan Facility mature on December 14, 2023. The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1,875,000 per quarter, payable monthly or quarterly, with the balance payable at maturity.

The Company may prepay the loans under the Credit Facilities, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of LIBOR loans. In addition, the Company is required to prepay the loan under the Term Loan Facility with the proceeds from certain financing transactions, involuntary dispositions or asset sales (subject, in the case of asset sales, to reinvestment rights).

All obligations under the Credit Facilities are or will be guaranteed by each existing and future direct and indirect wholly-owned domestic subsidiary of the Company, other than all of the Company’s current and future regulated insurance subsidiaries (collectively, the “Guarantors”).

The Company and the Guarantors entered into a Pledge and Security Agreement, on December 14, 2018 (the “Security Agreement”), in favor of Regions Bank, as collateral agent. Pursuant to the Security Agreement, amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future assets of the Company and each Guarantor (subject to certain exceptions), including all of the capital stock of the Company’s domestic subsidiaries, other than its regulated insurance subsidiaries.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 3.25 to 1.00 for each fiscal quarter ending on or before December 31, 2019, stepping down on each of the three anniversaries thereafter; (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

Convertible Notes

On August 10, 2017, the Company and Heritage MGA, LLC (the “Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $125.0 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”) (the “Offering”). The Purchase Agreement contained customary representations, warranties and agreements of the Company and the Guarantor and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The Offering was completed on August 16, 2017.

The Company issued the Convertible Notes under an Indenture (the “Convertible Note Indenture”), dated August 16, 2017, by and among the Company, as issuer, the Guarantor, as guarantor, and Wilmington Trust, National Association, as trustee (the “Trustee”).

The Convertible Notes bear interest at a rate of 5.875% per year. Interest began accruing on August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, starting on February 1, 2018. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness or other liabilities incurred by the Company’s subsidiaries other than the Guarantor, which fully and unconditionally guarantee the Convertible Notes on a senior unsecured basis.

The Convertible Notes mature on August 1, 2037, unless earlier repurchased, redeemed or converted.

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

During the period from and including February 1, 2022 to the close of business on the second business day immediately preceding August 5, 2022, and on or after February 1, 2037 until the close of business on the second business day immediately preceding August 1, 2037, holders may surrender their Convertible Notes for conversion at any time, regardless of the foregoing circumstances.

The conversion rate for the Convertible Notes was initially 67.0264 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $14.92 per share of common stock). The conversion rate is subject to adjustment in certain circumstances, and is subject to increase for holders that elect to convert their Convertible Notes in connection with certain corporate transactions (but not, at the Company’s election, a public acquirer change of control (as defined in the Convertible Note Indenture)) that occur prior to August 5, 2022.

Upon the occurrence of a fundamental change (as defined in the Convertible Note Indenture) (but not, at the Company’s election, a public acquirer change of control (as defined in the Convertible Note Indenture)), holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Except as described below, the Company may not redeem the Convertible Notes prior to August 5, 2022. On or after August 5, 2022 but prior to February 1, 2037, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically. Holders of the Convertible Notes are able to cause the Company to repurchase their Convertible Notes for cash on any of August 1, 2022, August 1, 2027 and August 1, 2032, in each case at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the relevant repurchase date.

The Convertible Note Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Indenture) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization (as set forth in the Convertible Note Indenture) with respect to the Company, 100% of the principal of, and accrued and unpaid interest, if any, on, the Notes automatically become immediately due and payable.

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company exchanged Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding.

Senior Notes

On December 16, 2016, the Company closed a private placement (the “Private Placement”) of the Company’s Senior Secured Notes due 2023 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture (the “Senior Note Indenture”), dated December 15, 2016, among the Company, The Bank of New York Mellon, as trustee and collateral agent, The Bank of New York Mellon, London Branch, as paying agent, and The Bank of New York Mellon (Luxembourg) S.A., as registrar. The Senior Notes were sold to a number of private investors (collectively, the “Investors”) pursuant to a purchase agreement, dated December 12, 2016. On December 16, 2016, the Company announced the closing (the “Closing”) of the Private Placement.

The Senior Notes bear interest at a rate per annum equal to the three-month LIBOR rate (but not less than 0.50 percent) plus 8.75%, with interest payable quarterly in arrears in cash on the 15th day of each March, June, September and December of each year, which began on March 15, 2017. The Senior Notes were set to mature on December 15, 2023.

The Company, at its option, could have redeemed all, or a portion of, the Senior Notes (i) at any time after December 15, 2018 at a price in cash equal to 103%, of the principal amount thereof, plus accrued and unpaid interest, if any, (ii) at any time after December 15, 2019 at a price in cash equal to 102% of the principal amount thereof, plus accrued and unpaid interest, if any, (iii) at any time after December 15, 2020 at a price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, and (iv) at any time after December 15, 2021 at a price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any.

If the Company were to experience certain change of control events, the holders of the Senior Notes would have the right to require the Company to purchase all or a portion of their Senior Notes at a price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

The Senior Notes were secured with a continuing perfected priority security interest in substantially all of the Company’s assets, with certain exceptions including the capital stock of any of its insurance subsidiaries.

The Senior Note Indenture included customary events of default and covenants that, among other things, (i) restrict the ability of the Company and its subsidiaries to incur indebtedness or make restricted payments under certain circumstances, (ii) limit the Company and its subsidiaries from creating, incurring or assuming liens other than permitted liens that secure any indebtedness on any asset or property of the Company or its subsidiaries, (iii) require the Company to maintain certain levels of reinsurance coverage during the life of the Notes, and (iv) maintain certain financial covenants.

On December 14, 2018, the Company used a portion of the net proceeds of the Credit Facilities to redeem all $79.5 million outstanding aggregate principal amount of the Senior Notes.

FHLB Loan Agreements

In November 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the Federal Home Loan Bank (“FHLB”) Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Senior Secured Debt.

Registration Statements

On February 2, 2018, we filed with the SEC a shelf registration statement on amended Form S-3. This registration statement enables us to issue shares of our common stock, preferred stock, debt securities, warrants, subscription rights, stock purchase contracts and stock purchase units as well as stock purchase contracts and stock purchase units that include any of these securities. Under the rules governing shelf registration statements, we will file a prospectus supplement and advise the SEC of the amount and type of securities each time we issue securities under this registration statement.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
		(In thousands)
Note payable	$117,588	$12,929	$24,552	$80,107	$—
Convertible debt	49,663	1,652	3,427	3,427	41,157
Mortgage loan	21,280	893	1,786	1,786	16,815
FHLB agreement	22,215	604	1,206	20,405	—
Lease agreements	11,215	922	2,743	2,687	4,863
Other obligations and commitments (1)	106,159	106,159	—	—	—
Total	$328,120	$123,159	$33,714	$108,412	$62,835

(1)	Represents deposit premiums on reinsurance contracts

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of the premium receivable exceeds the balance of the unearned premium. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded no allowance for uncollectible premiums in 2018, 2017 and 2016.

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

•

IBNR reserves—Our IBNR reserves include true IBNR reserves plus “bulk” reserves. True IBNR reserves represent amounts related to claims for which a loss occurred on or before the date of the financial statements, but which have not yet been reported to us. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on known claims. We estimate our IBNR reserves by projecting our ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2018 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $135.1 million of recorded case reserves, we recorded $297.2 million of IBNR reserves as of December 31, 2018 to achieve overall gross reserves of $432.4 million. Gross IBNR for catastrophe claims was $122.8 million at December 31, 2018. At December 31, 2018, ceded IBNR and net IBNR were $166.3 million and $130.9 million, respectively.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We recorded no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2018, 2017 and 2016.

Investments. We currently classify all of our investments in fixed maturity securities and equity securities as available-for-sale and report them at fair value. We classified our investment in a mortgage loan as held to maturity and report it at amortized cost. Subsequent to our acquisition of available-for-sale securities, we record changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and include them as a component of other comprehensive income. We include realized gains and losses, which we calculate using the specific-identification method for determining the cost of securities sold, in net income. We amortize any premium or discount on investments over the remaining maturity period of the related investments using the effective interest method, and we report the amortization in net investment income. We recognize dividends and interest income when earned.

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

We estimate the fair value of our investments using the closing prices on the last business day of the reporting period, obtained from active markets. For securities for which quoted prices in active markets are unavailable, we use observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. We do not have any investments in our portfolio which require us to use unobservable inputs. Our estimates of fair value reflect the interest rate environment that existed as of the close of business on December 31, 2018 and December 31, 2017. Changes in interest rates subsequent to December 31, 2018 may affect the fair value of our investments.

The carrying amounts for the following financial instruments approximate their fair values at December 31, 2018 and December 31, 2017 because of their short-term nature: cash and cash equivalents, accrued investment income, premiums receivable, reinsurance payable, and accounts payable and accrued expenses.

Our non-financial assets, such as goodwill, purchased intangible assets, and property and equipment are carried at cost until there are indicators of impairment, and are recorded at fair value only when an impairment charge is recognized.

Stock-Based Compensation. We recognize compensation expense under ASC 718 for stock-based payments based on the fair value of the awards. The Company grants stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The options have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five-year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards will remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. We recorded $5.3 million, $4.8 million and $4.8 million of stock-based compensation expense in 2018, 2017 and 2016, respectively.

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

Deferred tax assets are recognized to the extent that there is sufficient positive evidence, as allowed under the Accounting Standard Codification Topic 740 ("ASC 740"), Income Taxes, to support the recoverability of those deferred tax assets. The Company establishes a valuation allowance to the extent that there is insufficient evidence to support the recoverability of the deferred tax asset under ASC 740. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If it is later determined that the deferred tax assets would be realizable in the future in excess of their net recorded amount, an adjustment would be made to any established deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

We record any income tax penalties and income tax-related interest as income tax expense in the period incurred. We did not incur any material tax penalties or income tax-related interest during the years ended December 31, 2018, 2017 and 2016.

On December 22, 2017, the U.S. government enacted the Tax Act, which makes broad and complex changes to the U.S. Tax code. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were re-measured to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods upon the date of enactment. The impact of re-measuring the deferred tax assets and liabilities from 35% to 21% along with the related effects of the tax rate change reflected in our income tax receivable created a tax benefit of approximately $21.3 million at December 31, 2017. Certain income tax effects of the Tax Act are reflected in the Company’s financial results in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), which provides SEC staff guidance regarding the application of ASC 740.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity or capital resources that is material to investors.

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

Our investment portfolios at December 31, 2018 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our debt under the senior secured credit facility and notes payable bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt and notes payable. Approximately 12% of our total debt outstanding at December 31, 2018 is at a fixed rate.

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2018 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$456,530	$(53,119)	(10)%
200 basis point increase	$474,234	$(35,415)	(7)%
100 basis point increase	$491,940	$(17,709)	(3)%
100 basis point decrease	$527,359	$17,710	3%
200 basis point decrease	$544,956	$35,307	7%
300 basis point decrease	$556,976	$47,327	9%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2018 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$120,764	23%	$118,612	23%
AA+	$132,482	26%	$130,335	26%
AA	$67,259	13%	$66,613	13%
AA-	$35,147	7%	$34,739	7%
A+	$43,793	9%	$43,121	9%
A	$28,870	6%	$28,495	6%
A-	$29,191	6%	$28,659	6%
BBB+	$31,445	6%	$30,780	6%
BBB	$17,121	3%	$16,500	3%
BBB-	$7,358	1%	$7,055	1%
BB	$693	0%	$657	0%
BB+	$2,185	0%	$2,055	0%
B+	$240	0%	$220	0%
B	$879	0%	$852	0%
No rating available	$964	0%	$956	0%
Total	$518,391	100%	$509,649	100%

Our equity investment portfolio at December 31, 2018 consists of common stocks and redeemable and nonredeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2018 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$1,659	10%
Energy	2,131	13%
Other	12,666	77%
Subtotal	$16,456	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$16,456	100%

Foreign Currency Exchange Risk

At December 31, 2018, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Heritage Insurance Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

East Lansing, MI

March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Heritage Insurance Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Heritage Insurance Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2013 to 2017.

Tampa, Florida

March 15, 2018

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
ASSETS
Fixed maturity securities, available for sale, at fair value (amortized cost of $518,391 and $552,458)	$509,649	$549,796
Equity securities, available for sale, at fair value (cost of $18,698 and $17,548)	16,456	17,217
Total investments	526,105	567,013
Cash and cash equivalents	250,117	153,697
Restricted cash	12,253	20,833
Accrued investment income	4,468	5,057
Premiums receivable, net	57,000	67,757
Reinsurance recoverable on paid and unpaid claims	317,930	357,357
Prepaid reinsurance premiums	233,071	227,764
Income taxes receivable	35,586	37,338
Deferred policy acquisition costs, net	73,055	41,678
Property and equipment, net	17,998	18,748
Intangibles, net	76,850	101,626
Goodwill	152,459	152,459
Other assets	11,821	19,883
Total Assets	$1,768,713	$1,771,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$432,359	$470,083
Unearned premiums	472,357	475,334
Reinsurance payable	166,975	17,577
Long-term debt, net	148,794	184,405
Deferred income tax	7,705	34,333
Advance premiums	20,000	23,648
Accrued compensation	9,226	16,477
Accounts payable and other liabilities	85,964	169,537
Total Liabilities	$1,343,380	$1,391,394

Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,083,559 shares issued and 29,477,756 outstanding at December 31, 2018 and 26,560,004 shares issued and 25,885,004 outstanding at December 31, 2017	3	3
Additional paid-in capital	325,292	294,836
Accumulated other comprehensive loss	(6,527)	(3,064)
Treasury stock, at cost, 7,214,797 shares and 7,099,597 shares	(89,185)	(87,185)
Retained earnings	195,750	175,226
Total Stockholders' Equity	425,333	379,816
Total Liabilities and Stockholders' Equity	$1,768,713	$1,771,210

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017	2016
REVENUES:
Gross premiums written	$923,349	$625,565	$626,704
Change in gross unearned premiums	2,977	17,739	13,814
Gross premiums earned	926,326	643,304	640,518
Ceded premiums	(472,144)	(263,740)	(228,797)
Net premiums earned	454,182	379,564	411,721
Net investment income	13,280	11,332	9,181
Net realized (losses) gains	(2,477)	564	1,733
Other revenue	15,186	15,163	16,323
Total revenues	480,171	406,623	438,958
EXPENSES:
Losses and loss adjustment expenses	237,425	201,482	238,862
Policy acquisition costs, net of ceding commission income of $54,964, $8,600, and $0	84,666	83,892	84,421
General and administrative expenses, net of ceding commission income of $18,120, $0 and $0	88,544	71,714	58,910
Total expenses	410,635	357,088	382,193
Operating income	69,536	49,535	56,765
Interest expense, net	20,015	13,210	362
Other non-operating loss, net	10,527	42,217	—
Income (loss) before income taxes	38,994	(5,892)	56,403
Provision for income taxes	11,839	(4,773)	22,538
Net income (loss)	$27,155	$(1,119)	$33,865
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(5,700)	5,688	(3,120)
Reclassification adjustment for net realized investment losses (gains), net of unrealized losses from equity securities	163	(564)	(1,733)
Income tax benefit (expense) related to items of other comprehensive income	2,232	(3,170)	1,868
Total comprehensive income	$23,850	$835	$30,880
Weighted average shares outstanding
Basic	25,941,253	26,798,465	29,632,171
Diluted	26,095,874	26,798,465	29,634,349
Earnings (loss) per share
Basic	$1.05	$(0.04)	$1.14
Diluted	$1.04	$(0.04)	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

						Accumulated
	Common shares			Retained Earnings		Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Additional Paid-in-Capital		Treasury Stock
Balance at December 31, 2015	30,441,410	$3	$202,628	$155,955	$—	$(2,033)	$356,553
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,985)	(2,985)
Stock buy-back	(1,759,330)	—	—	—	(25,562)	—	(25,562)
Shares tendered for income tax withholding	(66,637)	—	(977)	—	—	—	(977)
Stock-based compensation on vested restricted stock	225,000	—	4,815	—	—	—	4,815
Dividends declared on common stock	—	—	—	(7,011)	—	—	(7,011)
Excess tax expense on stock- based compensation	—	—	(739)	—	—	—	(739)
Net income	—	—	—	33,865	—	—	33,865
Balance at December 31, 2016	28,840,443	3	205,727	182,809	(25,562)	(5,018)	357,959
Net unrealized change in investments, net of tax	—	—	—	—	—	1,954	1,954
Stock buy-back	(5,340,267)	—	—	—	(61,623)	—	(61,623)
Shares tendered for income tax withholding	(87,067)	—	(1,599)	—	—	—	(1,599)
Stock-based compensation on vested restricted stock	225,000	—	4,815	—	—	—	4,815
Stock issued in connection with acquisition of business	2,222,215	—	40,000	—	—	—	40,000
Reclassification of derivative liability to equity	—	—	51,641	—	—	—	51,641
Deferred tax on convertible debt	—	—	(6,165)	—	—	—	(6,165)
Dividends declared on common stock	—	—	—	(6,464)	—	—	(6,464)
Exercise of stock options	24,680	—	417	—	—	—	417
Net loss	—	—	—	(1,119)	—	—	(1,119)
Balance at December 31, 2017	25,885,004	3	294,836	175,226	(87,185)	(3,064)	379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,004	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(2,000)	—	(2,000)
Tax withholding on share-based compensation awards	(112,500)	—	(1,839)	—	—	—	(1,839)
Stock-based compensation on vested restricted stock	225,000	—	5,273	—	—	—	5,273
Convertible Option debt extinguishment, net of tax	—	—	(26,011)	—	—	—	(26,011)
Convertible notes converted into common stock	3,595,452	—	53,044	—	—	—	53,044
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Deferred tax change rate	—	—	(11)	(408)	—	—	(419)
Dividends declared on common stock	—	—	—	(6,380)	—	—	(6,380)
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,306)	(3,306)
Net income	—	—	—	27,155	—	—	27,155
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$27,155	$(1,119)	$33,865
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	5,273	4,815	4,815
Bond amortization and accretion	6,247	8,810	8,016
Amortization of original issuance discount on debt	3,885	2,314	—
Depreciation and amortization	27,070	7,742	8,976
Net realized loss (gain)	399	(564)	(1,733)
Net change in unrealized losses of equity securities	2,078	—	—
Change in fair value of option feature	—	41,013	—
Net loss on property held for sale	737	—	—
Net loss (gain) on repurchase of debt	9,790	1,203	—
Deferred income taxes, net of acquired	(21,563)	19,619	3,103
Changes in operating assets and liabilities:
Accrued investment income	589	303	(1,355)
Premiums receivable, net	10,757	(910)	(10,754)
Prepaid reinsurance premiums	(5,307)	16,223	(23,300)
Reinsurance premiums receivable and recoverable	39,427	(284,284)	—
Income taxes receivable	1,752	(28,598)	(10,713)
Deferred policy acquisition costs, net	(31,377)	1,101	(7,979)
Other assets	8,062	(4,907)	177
Unpaid losses and loss adjustment expenses	(37,724)	236,142	56,415
Unearned premiums	(2,977)	(17,740)	(13,814)
Reinsurance payable	149,398	(79,106)	36,457
Accrued interest	(1,993)	3,217	—
Income taxes payable	—	—	(2,092)
Accrued compensation	(7,251)	3,355	779
Advance premiums	(3,648)	3,155	4,336
Other liabilities	(85,351)	75,705	(2,244)
Net cash provided by operating activities	95,428	7,489	82,955
INVESTING ACTIVITIES
Proceeds from sales and maturities of investments available for sale	245,313	349,906	180,190
Purchases of investments available for sale	(218,667)	(215,844)	(317,666)
Acquisition of a business, net of cash acquired	—	(140,919)	(110,319)
Cost of property and equipment acquired	(2,281)	(385)	(1,621)
Net cash provided by (used in) investing activities	24,365	(7,242)	(249,416)
FINANCING ACTIVITIES
Proceeds from convertible notes	—	136,750	77,910
Proceeds from long-term debt	114,200	—	—
Repurchase of convertible notes	(52,739)	(25,189)	—
Debt acquisition costs	(3,431)	(5,609)	—
Proceeds from mortgage loan	—	12,658	—
Proceeds from exercise of stock options	—	417	—
Excess tax expense on stock-based compensation	—	—	(739)
Mortgage loan payments	(264)	—	—
Repayments of long-term debt	(79,500)	—	—
Tax withholding on share-based compensation awards	(1,839)	(1,599)	(977)
Purchase of treasury stock	(2,000)	(61,623)	(25,562)
Dividends	(6,380)	(8,249)	(6,806)
Net cash (used in) provided by financing activities	(31,953)	47,556	43,826
Increase in cash, cash equivalents, and restricted cash	87,840	47,803	(122,635)
Cash, cash equivalents and restricted cash, beginning of period	174,530	126,727	249,362
Cash, cash equivalents and restricted cash, end of period	$262,370	$174,530	$126,727
Supplemental Cash Flows Information:
Income taxes paid, net	$31,289	$4,500	$31,912
Interest paid	$17,573	$4,054	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Original issue discount on convertible notes	$—	$16,838	$—
Issuance of shares on conversion of convertible notes	$53,044	$—	$—
Issuance of shares for consideration in the acquisition of a business	$—	$40,000	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$250,117	$153,697
Restricted cash	12,253	20,833
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$262,370	$174,530

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

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

Our insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), Narragansett Bay Insurance Company (“NBIC”) and Pawtucket Insurance Company (“PIC”). PIC is currently inactive  and has no policies in force or outstanding claims. Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiaries’ business; Contractors’ Alliance Network, LLC, our vendor network manager, which includes BRC Restoration Specialists, Inc., our restoration service; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd., our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”); NBIC Holdings, Inc., NBIC Service Company which provides services to NBIC and Westwind Underwriters, Inc., an inactive subsidiary of NBIC Holdings, Inc.

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

The Company excludes from cash and cash equivalents negative cash balances that the Company has with an individual financial institution. The liability presents outstanding checks not yet presented to the financial institution and is reported in accounts payable and other liabilities.

Restricted Cash

As of December 31, 2018, and 2017, restricted cash was $12.3 million and $20.8 million, respectively. For the years ended December 31, 2018 and 2017, Heritage P&C held approximately $9.0 million and $18.3 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit certain installments of reinsurance premiums into a trust account and $3.2 million and $2.5 million in restricted cash relating to individual regulatory state deposits, respectively. The Company earned interest income of approximately $36,532 and $25,672 on its restricted cash deposits.

Investments

The Company classifies all of its investments in debt securities as available-for-sale and reports them at fair value. Subsequent to its acquisition of debt securities available-for-sale, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. Equity securities are recorded at fair value with changes in fair value reflected in net income and presented with realized holding gains and losses. The Company includes realized gains and losses, which it calculates using the specific-identification method for determining the cost of securities sold, in net income. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method, and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned.

Quarterly, the Company performs an assessment of its debt securities available-for-sale to determine if any are “other-than-temporarily” impaired. An investment is impaired when the fair value of the investment declines to an amount less than the cost or amortized cost of that investment. As part of the assessment process, the Company determines whether the impairment is temporary or “other-than-temporary”. The Company bases its assessment on both quantitative criteria and qualitative information, considering a number of factors including, but not limited to: how long the security has been impaired; the amount of the impairment; the Company intends to sell the investment or it is more likely than not that the Company will have to sell the investment before it recovers the amortized cost or cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually-obligated interest and principal payments; key corporate events pertaining to the issuer and whether the market decline was affected by macroeconomic conditions.

If the Company were to determine that a debt security or participation in a commercial mortgage loan was impaired and the Company either intends to sell the investment or it is more likely than not that the Company will have to sell the investment before it is able to recover the amortized cost or cost, then the Company would record the full amount of the impairment in its consolidated statement of operations and other comprehensive income.

A large portion of the Company’s investment portfolio consists of debt securities available-for-sale, which may be adversely affected by changes in interest rates as a result of governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control. A rise in interest rates would decrease the net unrealized holding gains of our investment portfolio, offset by the Company’s ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the net unrealized holding gains of our investment portfolio, offset by lower rates of return on funds reinvested.

Accumulated other comprehensive income consists solely of debt securities available-for-sale unrealized gains and loss investments and is presented net of income tax.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2018. Changes in interest rates after December 31, 2018 may affect the fair value of the Company’s investments.

The Company believes the carrying amounts of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values at December 31, 2018 and 2017, due to the immediate or short-term maturity of these instruments.

The Company’s non-financial assets, such as goodwill and property, plant and equipment are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Long term debt is recorded at carrying value, see Note 12 – Long-Term Debt for addition information.

Premiums

The Company records direct and assumed premiums written as revenue net of ceded amounts on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

In a one-time only transaction on September 1, 2017, the Company took over approximately 19,000 policies representing approximately $30.0 million in annualized premiums from Sawgrass Mutual Insurance Company.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded no allowance for the years ended December 31, 2018 and 2017, respectively. Bad debt expense related to uncollectible premiums was $0, $0 and $250,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

NBIC earns ceding commission on its gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business.  For the year ended December 31, 2018, NBIC earned ceding commission income of $72.5 million of which $55.0 million was allocable to policy acquisition costs compared to ceding commission income earned of $8.6 million for the month and year ended December 31, 2017 after the NBIC transaction that was allocated to policy acquisition costs.

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

Business Acquisition

The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in determining the fair value of assets acquired and liabilities assumed in order to properly allocate the fair value of the acquired business. The estimates of the fair value of the assets acquired and liabilities assumed are based upon assumptions believed to be reasonable using established valuation techniques that consider a number of factors and when appropriate, valuations performed by independent third-party appraisers. Assets acquired, and liabilities assumed in connection with business combinations are recorded based on their respective fair values at the date of acquisition.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is subject to evaluation for impairment using a fair value-based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. The Company uses a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company applies this qualitative approach as of October 1 annually to any and all reporting units. If required following the qualitative assessment, the first step in the goodwill impairment test involves comparing the fair value of each of a reporting unit to the carrying value of a reporting unit. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, the Company is required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. No impairment was recognized in any period presented.

Impairment of Long-Lived Assets Including Intangible Assets Subject to Amortization

The Company assesses the recoverability of long-lived assets when events or circumstances indicate that the assets might have become impaired. The Company determines whether the assets can be recovered from undiscounted future cash flows and, if not recoverable, the Company recognizes impairment to reduce the carrying value to fair value. Recoverability of long-lived assets is dependent upon, among other things, the Company’s ability to maintain profitability, so as to be able to meet its obligations when they become due. No impairment was recognized in any period presented.

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

The Company reports its reserves for unpaid losses and loss adjustment expenses gross of the amounts related to unpaid losses recoverable from reinsurers and reports loss and loss adjustment expenses net of amounts ceded to reinsurers. The Company does not discount its loss reserves for financial statement purposes.

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

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2018, 2017 and 2016.

Assessment

Guaranty fund and other insurance-related assessments imposed upon the Company’s insurance company affiliates are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover guaranty or other insurance-related assessments, the Company in turn submits a plan for recoupment to the Insurance Commissioner for approval and upon approval, begins collecting a policy surcharge that will allow it to collect the prior year’s assessments. There were no assessments during the periods presented.

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

To determine the carrying values of the debt and derivative components at issuance, the Company measures the fair value of a similar liability, including any embedded features other than the conversion option, and assigns such value to the liability or equity component. The liability component’s fair value is then subtracted from the initial proceeds to determine the carrying value of the debt.

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. The Convertible notes are accounted for in accordance with ASC 470-20. At the time of issuance and until December 1, 2017, the Company recorded the fair value of the derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations.

Beginning December 1, 2017, the conversion option of the Convertibles Notes qualifies for the equity classification and will no longer be accounted for as a separate derivative instrument liability in accordance with applicable U.S. GAAP guidance. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the proceeds from the convertible debt issuance and the amount measured as the liability component is recorded as the equity component with a corresponding discount recorded on the debt. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations.

Debt Extinguishment

The Company has reacquired convertible senior notes over a series of transactions. In accordance with ASC 470 “ Debt ”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor. Based on the reacquisition of the Convertible Notes, the Company should derecognize the related debt and conversion option liability. Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the costs of the debt.

Debt Issuance and Discount Costs

In connection with the issuance of debt, any debt issuance and discount costs are reflected on the balance sheet as an offset to long-term debt and amortized using the effective interest method over the life of the underlying debt instrument.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which makes broad and complex changes to the U.S. Tax code. One of the provisions of the Tax Act reduced the corporate federal income tax rate from 35% to 21% effective January 1, 2018. Pursuant to current accounting guidance, all deferred tax assets and liabilities were re-measured at December 31, 2017 to recognize the tax rate that is expected to apply when the tax effects are ultimately recognized in future periods upon the date of enactment.

Concentrations of Risk

The Company’s current operations subject us to the following concentrations of risk:

•	Revenue—The Company writes residential property and liability policies exclusively.
•	Geographic—The Company writes its premium in coastal states in the southeastern and northeastern United States and Hawaii
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

With regard to cash, the Company had $244.6 million and $138.4 million in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits at December 31, 2018 and 2017, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250,000.

Reclassification

We reclassified certain amounts in the 2017 and 2016 consolidated statement of cash flows to conform to the 2018 presentation, relating to the presentation of restricted cash and cash equivalents. This reclassification is a result of our adoption of Accounting Standards Update (ASU) 2016-18, Restricted Cash effective January 1, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” To conform to the new guidance, the Company reclassified $20.9 million and $13.0 million of restricted cash into cash, cash equivalents and restricted cash as of December 31, 2017 and 2016, for a total balance of $174,530 and $126,727, which resulted in a $1,111 decrease in cash used by operating activities and a $7.8 million increase in net cash provided by operating activities in the consolidated statement of cash flows for the year ended December 31, 2017 and 2016, respectively. Restricted cash assets are primarily insurance related trust assets.

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

Beginning in the fourth quarter of 2018, the Company reclassified the changes in the fair value of equities available-for-sale in net realized gains and losses whereas it was previously included in other revenue on the Consolidated Statements of Operations. At December 31, 2018, the Company reported in aggregate $2.0 million of net unrealized equity securities losses of which for the nine months ended September 30, 2018, $927,000 was reported in other revenue.

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

To date, we have taken an inventory of all our operating leases, which consist primarily of auto, equipment and real estate owned and unowned by the Company, started our review of key lease agreements, including contract review for embedded leases, and are currently evaluating lease terms, lease payments and appropriate discount rates to use in calculating the right-to-use asset and lease liability. At December 31, 2018, the Company estimated its lease obligations subject to the new accounting guidance to be in aggregate of $5.2 million with lease terms ranging from 5 to 10 years.

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

Acquisition of NBIC

On November 30, 2017, the Company completed the acquisition of all the outstanding capital stock of NBIC Holdings, Inc., the parent company of Narragansett Bay Insurance Company, a leading specialty underwriter of personal residential insurance products and services in several states in the northeastern United States for $250.0 million, including $210.0 million in cash, plus 2,222,215 shares of the Company’s common stock with an aggregate fair value of $40.0 million. The completion of the NBIC acquisition represents a significant advancement in executing the Company’s geographic diversification strategy by leveraging our combined platform to accelerate growth along the Eastern region. The transaction was accounted for using the acquisition method of accounting, which requires, assets acquired, and liability assumed be recognized at their fair values as of the acquisition date. The Company recognized goodwill of $106 million, attributable to expected growth and profitability, none of which is expected to be deductible for income tax purposes.

The table below presents the Company’s fair value of NBIC’s tangible and intangible assets acquired and liabilities assumed. The operations of NBIC are included in our audited consolidated statement of operations and comprehensive income effective November 30, 2017.

The following table summarizes the allocation of the purchase price as of the balance sheet date:

Purchase Consideration
Cash and stock, net of cash acquired	$180,919
Assets acquired
Investments	$101,215
Premiums and agent's receivable	24,127
Other assets	13,173
Prepaid reinsurance premiums	137,378
Reinsurance recoverable on paid and unpaid claims	73,073
Intangible assets	81,240
Total assets acquired	$430,206
Liabilities assumed
Unpaid losses and loss adjustment expenses	93,804
Unearned premiums	175,050
Reinsurance payable	16
Deferred revenue	57,809
Accounts payable	12,913
Other liabilities assumed	15,701
Total liabilities assumed	$355,292
Net assets acquired	$74,914
Goodwill (1)	106,005
Total purchase price, net of cash acquired	$180,919
(1)	Goodwill largely consists of expected synergies and economies of scale resulting from the business combination

Unaudited Pro Forma Financial Information

The following unaudited pro forma results of operations assume that NBIC acquisition occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including depreciation and amortization expense and income taxes. The pro forma amounts for the twelve-month period below excludes acquisition-related charges. Accordingly, these unaudited pro forma results are presented for information purposes only and are not necessarily indicative of what have been if the acquisition have been if the acquisitions had occurred as of January 1, 2016, nor are the indicative of future results of operations.

	Year Ended December 31,
	2017	2016
	(in thousands, except per share)
Revenue	$456,560	$511,663
Net income	$13,844	$42,397
Basic, earnings per share	$0.48	$1.33
Diluted, earnings per share	$0.47	$1.33

Note 3.	Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2018	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$48,739	$40	$738	$48,041
States, municipalities and political subdivisions	60,028	46	785	59,289
Special revenue	249,026	210	3,881	245,355
Industrial and miscellaneous	155,678	81	3,302	152,457
Redeemable preferred stocks	4,920	—	413	4,507
	$518,391	$378	$9,119	$509,649

(1)

U.S. government and agency securities include pledged debt securities with an estimated fair value of $31.0 million under the terms and condition of the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

December 31, 2017	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$39,445	$7	$572	$38,880
States, municipalities and political subdivisions	76,876	104	569	76,411
Special revenue	269,277	524	2,124	267,677
Industrial and miscellaneous	162,093	668	633	162,128
Redeemable preferred stocks	4,767	4	71	4,700
	$552,458	$1,307	$3,969	$549,796

The following table presents debt securities available-for-sale by contractual maturity for the periods presented:

	December 31, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(In thousands)		(In thousands)
Due in one year or less	$41,529	8%	$41,382	8%
Due after one year through five years	177,298	34%	175,227	34%
Due after five years through ten years	134,057	26%	130,921	26%
Due after ten years	165,507	32%	162,119	32%
Total	$518,391	100%	$509,649	100%

	December 31, 2017
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(In thousands)		(In thousands)
Due in one year or less	$81,783	15%	$81,668	15%
Due after one year through five years	169,452	31%	168,671	31%
Due after five years through ten years	154,400	28%	153,463	28%
Due after ten years	146,823	26%	145,994	26%
Total	$552,458	100%	$549,796	100%

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized of the security sold using the specific identification method. The following table details the Company’s realized gains (losses) by major investments category as of December 31, 2018 and 2017, respectively:

	2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)		(In thousands)
For the years ended December 31,
Debt securities	$85	$25,647	$2,732	$705,138
Equity securities	1	169	2,131	31,231
Total realized gains	86	25,816	4,863	736,369
Debt securities	(249)	58,971	(363)	56,354
Equity securities	(236)	4,840	(3,936)	11,806
Total realized losses	(485)	63,811	(4,299)	68,160
Unrealized losses on equity securities (1)	(2,078)	—	—	—
Net realized gain (losses)	$(2,477)	$89,627	$564	$804,529
(1)	Represents unrealized loss on securities held pursuant to ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018.

Equity Securities

Effective January 1, 2018, we adopted new accounting guidance that requires any changes in fair value of equity securities and other investments that are accounted for under the cost-method to be recognized immediately in realized gains and losses in net income. As a result, beginning on January 1, 2018, realized gains and losses from these investments include both sales of securities and unrealized gains and losses as follows:

Years Ended December 31,
2018
(In thousands)
Net losses recognized during the period on equity securities	$(2,314)
Less: Net losses (gains) recognized from equity securities sold	236
Unrealized losses recognized on equity securities still held at reporting date	(2,078)

At December 31, 2017, the cost, gross unrealized appreciation, gross unrealized depreciation, and fair value of equity securities was $17.5 million, $137,833, ($535,428) and $17.2 million, respectively. At December 31, 2017 the net unrealized depreciation of $397,595 was recorded within accumulated other comprehensive income on the balance sheet.

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2018 and 2017, respectively:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Debt securities available-for-sale	$9,591	$10,368	$8,709
Equity securities	1,333	1,922	1,955
Cash, cash equivalents and short-term investments	1,703	960	226
Other investments	2,767	197	21,000
Net investment income	15,394	13,447	10,911
Investment expenses	2,114	2,115	1,730
Net investment income, less investment expenses	$13,280	$11,332	$9,181

During the Company’s quarterly evaluations of its debt securities available-for-sale for impairment, the Company determined that none of its investments in debt securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the debt securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the debt securities before the Company recovers its amortized cost basis.

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged), the aggregate fair value and gross unrealized by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2018	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	17	$129	$10,485	66	$609	$20,488
States, municipalities and political subdivisions	13	103	12,864	42	682	39,979
Industrial and miscellaneous	214	1,479	70,156	232	1,822	70,375
Special revenue	105	1,260	76,335	323	2,621	108,319
Redeemable preferred stocks	55	193	2,541	27	221	1,965
	404	$3,164	$172,381	690	$5,955	$241,126

	Less Than Twelve Months			Twelve Months or More
December 31, 2017	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	53	$284	$20,053	24	$289	$9,294
States, municipalities and political subdivisions	51	359	49,803	8	210	10,503
Industrial and miscellaneous	284	376	87,898	38	256	11,788
Special revenue	295	777	133,580	183	1,347	69,359
Redeemable preferred stocks	41	66	3,987	17	5	61
	724	$1,862	$295,321	270	$2,107	$101,005

The Company is required to maintain assets on deposits with various regulatory authorities to support its insurance and reinsurance operations.

Note 4.	Goodwill and Other Intangible Assets

For both years ended December 31, 2018 and 2017 goodwill was $152.5 million and intangible assets were $76.8 million and $101.6 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Goodwill
(in thousands)
Balance as of December 31, 2016	$46,454
Goodwill acquired	106,005
Impairment	—
Balance as of December 31, 2017	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2018	$152,459

Other intangible assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2018 and 2017, respectively (amounts in thousands):

December 31, 2018	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	8	$17,810	$(3,319)	$14,491
Agent relationships	9	15,500	(2,259)	13,241
Renewal rights	14	40,600	(2,932)	37,668
Customer relations	7	870	(297)	573
Trade names	8	9,000	(1,308)	7,692
Value of business acquired	1	25,400	(25,400)	—
Non-compete	1	4,790	(2,920)	1,870
Total intangible assets		$113,970	$(38,435)	$75,535

(1)	Excludes insurance license valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

December 31, 2017	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	14	$1,210	$(195)	$1,015
Agent relationships	10	15,500	(789)	14,711
Renewal rights	15	57,200	(2,162)	55,038
Customer relations	8	870	(211)	659
Trade names	10	9,000	(408)	8,592
Value of business acquired	1	25,400	(9,083)	16,317
Non-compete	2	4,790	(811)	3,979
Total intangible assets		$113,970	$(13,659)	$100,311
(1)	Excludes insurance license valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019	$8,208
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
Thereafter	$41,909
$75,535

Amortization expense of intangible assets was $24.8 million and $6.2 million for the years ended December 31, 2018 and 2017, respectively.

Note 5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$27,155	$(1,119)	$33,865
Weighted average shares outstanding	25,941,253	26,798,465	29,632,171
Basic earnings (loss) per share:	$1.05	$(0.04)	$1.14

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$27,155	$(1,119)	$33,865
Weighted average shares outstanding	25,941,253	26,798,465	29,632,171
Weighted average dilutive shares	154,621	—	2,178
Total weighted average dilutive shares	26,095,874	26,798,465	29,634,349
Diluted earnings (loss) per share:	$1.04	$(0.04)	$1.14

Due to the net loss for 2017, dilutive loss per share is the same as basic due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The Company had 2,563,777, 8,424,598 and 2,049,923 of antidilutive shares for the three years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. For the years ended December 31, 2018 and 2017, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2018	Total	Level 1	Level 2	Level 3
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$48,041	$354	$47,687	$—
States, municipalities and political subdivisions	59,289	—	59,289	—
Special revenue	245,355	—	245,355	—
Industrial and miscellaneous	152,457	—	152,457	—
Redeemable preferred stocks	4,507	4,507	—	—
	$509,649	$4,861	$504,788	$—

December 31, 2017	Total	Level 1	Level 2	Level 3
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$38,880	$359	$38,521	$—
States, municipalities and political subdivisions	76,411	—	76,411	—
Special revenue	267,677	—	267,677	—
Industrial and miscellaneous	162,128	—	162,128	—
Redeemable preferred stocks	4,700	—	4,700	—
	$549,796	$359	$549,437	$—

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. During 2018 and 2017 these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, value of business acquired, non-compete and goodwill. In the event of an impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2018, 2017 and 2016. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Note 7.	Other Comprehensive Income

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2018, 2017 and 2016, respectively:

	For the Year Ended December 31,
	2018			2017			2016
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$(5,700)	$2,281	$(3,419)	$5,688	$(2,713)	$2,975	$(3,120)	$2,561	$(559)
Reclassification adjustment of realized losses (gains) included in net income	163	(49)	114	(564)	(457)	$(1,021)	(1,733)	(693)	$(2,426)
Effect on other comprehensive income	$(5,537)	$2,232	$(3,305)	$5,124	$(3,170)	$1,954	$(4,853)	$1,868	$(2,985)

Note 8.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
	(In thousands)
Land	$2,582	$2,582
Building	11,390	12,148
Computer hardware and software	4,901	4,093
Office furniture and equipment	1,397	759
Tenant and leasehold improvements	4,477	3,660
Vehicle fleet	854	815
Total, at cost	25,601	24,057
Less: accumulated depreciation and amortization	(7,603)	(5,309)
Property and equipment, net	$17,998	$18,748

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $1.6 million, $1.6 million, respectively. The Company’s real estate consists of 15 acres of land, five buildings with a gross area of 229,000 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2019	$2,698
January 1 to December 31, 2020	2,758
January 1 to December 31, 2021	2,818
January 1 to December 31, 2022	2,874
January 1 to December 31, 2023	1,902
Thereafter	506
$13,556

Note 9.	Deferred Policy Acquisition Costs

The Company defers certain income in connection with its quota share treaties, the ceded reinsurance commissions income, called deferred reinsurance ceding commissions (“DRCC”), which are deferred and earned over the terms of the reinsurance agreements. Ceding commission on quota share agreements call for provisional ceding rate, subject sliding scale adjustments based on the loss experience of the reinsurers. Adjustments are reflected in current operations. The Company allocates 75% of total ceding commission income to policy acquisition costs and 25% of total ceding commission income to general and administrative expense.

	For the Year Ended December 31,
	2018	2017
	(In thousands)
Beginning balance of deferred ceding commission income	$51,109	$57,808
Ceding commission deferred	68,044	1,901
Less: ceding commission earned	(74,157)	(8,600)
Ending balance of deferred ceding commission income	$44,996	$51,109

For the year ended December 31, 2018 and 2017, the Company allocated ceding commission income of $55.0 million and $8.6 million to policy acquisition costs and $18.1 million and $0 to general and administrative expense, respectively.

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017
	(In thousands)
Beginning Balance	$41,678	$42,779
Policy acquisition costs deferred	171,007	82,791
Amortization	(139,630)	(83,892)
Ending Balance	$73,055	$41,678

Note 10.	Reinsurance

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

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2018-2019 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $801 million for Zephyr, and first event coverage up to $1.0 billion for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million; Zephyr - $20.0 million; NBIC – $12.8 million. Our second and third event retentions for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16 million; NBIC – $8.8 million.

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

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss.) An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 49.5% of net premiums and losses during 2018 to the Net Quota Share and 8% of the 2017 Net Quota Share was runoff. The Net Quota Share program was renewed on December 31, 2018 ceding 52.0% of the net premiums and losses and 10% of the prior year quota share will runoff.

Aggregate Coverage Heritage P&C and Zephyr

$1.1 billion of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Stub layers, Multi-Zonal, 2017-1 Notes and 2016 Class E Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company paid a reinsurance reinstatement premium for $669.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF and 2016 Class D Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

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

NBIC placed 40.00% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring May 31, 2019. The limit on the contract is $20.0 million, retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100.00% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring December 31, 2019. The limit on the contract is $20.0 million with a retention of $20.0 million and has 1 reinstatement available.

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

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2018:

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$923,349	$926,326	$855,780
Ceded	(477,451)	(472,144)	(618,355)
Net	$445,898	$454,182	$237,425

Note 11.	Reserve For Unpaid Losses

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2018	2017	2016

Balance, beginning of period	$470,083	$140,137	$83,722
Less: reinsurance recoverable on unpaid losses	315,353	589	—
Net balance, beginning of period	154,730	139,548	83,722
Incurred related to:
Current year	224,080	188,914	220,071
Prior years	13,345	12,567	18,791
Total incurred	237,425	201,481	238,862
Paid related to:
Current year	104,368	114,344	120,626
Prior years	105,935	107,479	62,407
Total paid	210,303	221,823	183,033
Total unpaid claims assumed from acquisitions	—	35,524	—
Net balance, end of period	181,852	154,730	139,551
Plus: reinsurance recoverable on unpaid losses	250,507	315,353	586
Balance, end of period	$432,359	$470,083	$140,137

The Company writes insurance in the coastal states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The reserve for unpaid losses is the estimate of amounts necessary to settle all reported and unreported incurred claims for the ultimate cost of insured losses, based upon the facts of each case and the Company’s experience with similar cases. Estimated amounts of salvage and subrogation are deducted from the reserve for claims and claims expense. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident or report year to create an estimate of how losses are likely to develop over time. Development factors are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting re-estimates are reflected in current results of operations.

The Company’s losses incurred for the years ended December 31, 2018 and 2017 reflect prior year development of $13.3 million and $12.6 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and AOB claims from 2016 and 2017 accident years. Development in 2017 included $6.5 million for hurricane claims and strengthening of reserves for personal lines non-hurricane losses. Most of the unfavorable emergence recorded in 2016 came from the second, third and fourth quarters of 2015, primarily related to claims involving litigation and claims that were represented by attorneys and AOB.  Management strengthened reserves for the 2018 accident year.

The following is information about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	Net IBNR Reserves	Reported Claims
2012 & prior	$102,723	$105,765	$107,842	$106,493	$106,331	$106,654	$106,446	$56	53,348
2013		61,157	61,483	62,969	62,166	62,354	62,378	488	13,085
2014			118,991	114,899	113,847	114,984	115,838	1,731	18,430
2015				179,255	197,744	203,792	205,164	5,941	25,952
2016					237,207	242,611	250,990	10,844	27,245
2017						189,163	195,240	18,243	66,739
2018							199,565	88,792	28,939
					Total	Total	$1,135,621	$126,095

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018
2012 & prior	$92,909	$101,323	$102,750	$104,093	$104,362	$105,053	$105,875
2013		35,771	50,716	55,589	57,647	59,395	60,581
2014			68,732	95,076	101,456	108,509	112,518
2015				103,918	162,654	181,672	192,967
2016					132,679	211,512	233,540
2017						103,148	169,743
2018							84,552
				Total			$959,776

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$175,845
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	250,507
Unpaid Unallocated Loss Adjustment Expense	6,007
Unpaid losses and loss adjustment expenses	$432,359

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2018 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	57%	29%	5%	3%	3%	3%

Note 12.	Long-Term Debt

Senior Secured Notes

In December 15, 2016, the Company issued $79.5 million of Senior Secured Notes (“Secured Notes”) bearing interest at the three-month LIBOR plus 8.75% per annum. Interest is accrued monthly and paid quarterly. During the year ended December 31, 2018 and 2017, the Company made interest payments of approximately $8.8 million and $8 million, respectively. On December 14, 2018, the Company prepaid the Secured Notes in aggregate of $84.1 million in principal and unpaid accrued interest. The Company recorded in aggregate $7.2 million in other non-operating losses for a prepayment penalty and the net loss from the prepayment of the note.

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. The Convertible Notes were issued in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended. The Convertible Notes are senior unsecured obligations of the Company that will rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness or other liabilities by the Company’s subsidiaries other than the Guarantor, which will fully and unconditionally guarantee the Convertible Notes on a senior unsecured basis.

Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037. On or after August 5, 2022 but prior to February 1, 2037, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to , but excluding, the redemption date. Holders of the Convertible Notes will be able to cause the Company to repurchase their Convertible Notes for cash on any of August 1, 2022, August 1, 2027 and August 1, 2032, in each case at 100% of their principal amount, plus accrued unpaid interest to, but excluding, the relevant repurchase date.

Interest accrues from August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, beginning in 2018. For the year ended December 31, 2017 the Company made no principal or interest payments.

As of December 31, 2018, the Company has $25.6 million of the Convertible Notes outstanding, net of debt issuance and debt discount costs which totaled approximately, $3.6 million. For the year ended December 31, 2018, the Company made interest payments of approximately $8.1 million on the Convertible Notes.

In the fourth quarter, the Company exchanged Convertible Notes in the aggregate principal amount of $75.8 million for a combination of cash and the issuance of an aggregate of 3,595,452 shares of the Company’s common stock.

Debt Extinguishment

The Company has reacquired convertible senior notes over a series of transactions in 2017 and 2018. In accordance with ASC 470 “ Debt ”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor. Based on the reacquisition of the Convertible Notes, the Company should derecognize the related debt and conversion option liability. Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the costs of the debt.

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

In December 2017, the conversion option of the Convertible Notes for equity classification no longer accounted for a separate derivative instruments liability in accordance with U.S. GAAP. The Company valued the embedded derivative and recorded additional paid-in-capital of $51.6 million. In connection with the change in the fair value, the Company recognized a fair value change in the year ended December 31, 2017 of $41.0 million as non-operating expenses in the statement of operations.

For 2018 debt repurchases, the Company removed the respective net debt amount and the related portion of the derivative that was included in shareholders’ equity. The extinguishment of debt was measured at the then-current fair value at the time of purchase, with any difference recorded as a gain or loss on the extinguishment.  In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights.

In April 2018, the Company reacquired $10.6 million of its outstanding Convertible Notes in the open market at a cost of $13.4 million. The Company recognized a non-operating loss of $383,000 on extinguishment. In August 2018, in connection with the April 2018 settlement of the open market repurchase, the Company retired the repurchased $10.6 million Convertible Notes.

In October 2018, the Company reacquired $3.1 million of its outstanding Convertible Notes in the open market at a cost of $3.6 million. The repurchase resulted in a $73,000 non-operating loss. In December 2018, the Company repurchased in aggregate $72.7 million of its outstanding Convertible Notes. As consideration for the repurchase, the Company paid in cash $35.9 million and converted $53.0 million into 3,595,452 shares of the Company’s common stock. The Company recorded a $572,000 non-operating loss on the extinguishment and a reduction in debt discount liability of $6.2 million. In January 2019, in connection with the October 2018 settlement, the Company retired the repurchased $3.1 million Convertible Notes.

In November 2017, the Company, through our subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a cost of $25.2 million. The Company recognized a non-operating loss of $1.2 million on extinguishment. In connection with the repurchase, the Company removed the net debt of $17.7 million and liability derivative at the carrying amount of $6.2 million

The impact of the purchase of convertible notes during 2018 resulted in a net increase to additional paid-in capital from issuance of common stock on conversion of the Convertible Notes valued at $53.0 million reduced by the impact from the extinguishment of the allocated portion of the convertible option of $26.0 million.

On February 19, 2019, the Company reacquired $5.8 million of its outstanding Convertible Notes, payment was made in cash of approximately $2.9 million and issuance of 285,201 shares of the Company’s common stock valued at $4.2 million.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum. On October 30, 2022, the interest rat shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The term of the loan expires on October 30, 2027. The Company makes monthly principal and interest payments against the loan. For the years ended December 31, 2018 and 2017, the Company paid in principal and interest of $893,000 and $97,000, respectively.

Senior Secured Credit Facility

On December 14, 2018, the Company entered into a five-year, $125.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders consisting of a $75 million senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). The Company incurred $3.2 million in debt issuance costs in connection to the Credit Facilities. The net proceeds from the Credit Facilities were used in part (1) to redeem all $79.5 million outstanding aggregate principal amount of the Company’s Senior Notes due 2023 bearing interest at a rate equal to 8.75% per annum plus the three-month average LIBOR, (2) to purchase certain of its outstanding 5.875% Convertible Notes due 2037, and (3) for general corporate purposes.

At the Company’s option, borrowings under the Credit Facilities will bear interest at rates equal to either (1) a rate determined by reference to LIBOR (based on one, two, three or six-month interest periods), adjusted for applicable reserve requirements, plus an applicable margin (equal to 3.25% as of the closing date) or (2) a base rate determined by reference to the greatest of (a) the “prime rate” of the Administrative Agent, (b) the federal funds rate plus 0.50%, and (c) the LIBOR index rate applicable for an interest period of one month plus 1.00%, plus an applicable margin (equal to 2.25% as of the closing date). The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on the Company’s leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the Company’s leverage ratio.

The Credit Agreement contains certain covenants, representations and warranties, and events of default customary for facilities of this type through which the Company and certain of its subsidiaries are required, among other things, to maintain a minimum net worth, a maximum leverage ratio, a minimum fixed charge coverage ratio and minimum statutory capitalization risk-based capital ratios. As of December 31, 2018, the Company was in compliance with the Credit Agreement’s covenants.

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2018, there was $75.0 million in aggregate principal outstanding on the Term Loan Facility.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans.  As of December 31, 2018, the Company had $20.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility.

FHLB Loan Agreements

In November 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the Federal Home Loan Bank (“FHLB”) Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Senior Secured Debt.

The following table summarizes the Company’s long-term debt:

	December 31, 2018	December 31, 2017
	(In thousands)
Convertible debt	$29,163	$115,624
Mortgage loan	12,394	12,658
Term loan facility	75,000	—
Revolving credit facility	20,000	—
FHLB loan agreement	19,200	—
Senior secured note	—	79,500
Total principal amount	$155,757	$207,782
Deferred finance costs	$6,963	$23,377
Total long-term debt	$148,794	$184,405

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Revolving agreement, Term Note, Convertible Debt, cash borrowings and other loans. Our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. As long as there is no default or an event of default exist we are allowed to payout dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that we are subject to with respect to our long-term debt.

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
(In thousands)
2019	$7,777
2020	7,790
2021	7,806
2022	7,822
2023	84,589
Thereafter	39,973
Total	$155,757

Note 13.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Federal:
Current	$28,891	$(24,380)	$16,575
Deferred	(20,636)	18,383	2,735
Provision for Federal income tax (benefit) expense	8,255	(5,997)	19,310
State:
Current	4,162	(20)	2,893
Deferred	(578)	1,244	335
Provision for State income tax expense	3,584	1,224	3,228
(Benefit) provision for income taxes	$11,839	$(4,773)	$22,538

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Expected income tax expense at federal rate	21.0%	35.0%	35.0%
State tax expense	5.5%	(22.8)%	3.7%
Permanent items	0.7%	(2.3)%	0.2%
Non-deductible conversion option liability	—	(255.0)%	—
Non-deductible stock compensation	2.1%	(26.0)%	0.1%
Tax exempt interest	(1.6)%	27.0%	(2.1)%
Non-deductible acquisition costs	0.4%	(15.2)%	0.2%
Executive compensation 162(m)	4.3%	(11.5)%	1.1%
Political contributions	0.5%	(7.8)%	0.7%
Tax rate change	(2.3)%	362.3%	—
Other	(0.2)%	(2.7)%	1.1%
Reported income tax expense	30.4%	81.0%	40.0%

The 2018 effective tax rate was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The 2017 effective tax rate was affected by the valuation change for the conversion option liability (refer to Note 12 - Long Term Debt), which is permanently non-deductible, creating a significant adverse impact to the rate.  This item was offset by a favorable impact on the effective tax rate associated with enactment of the Tax Act. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

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

The Company’s accounting for all elements of the Tax Act is now complete, consistent with the closing of the SAB 118 measurement period on December 22, 2018.  As a result of guidance released by the IRS, namely Revenue Procedures 2019-06, the Company recorded the following adjustments to the accounting for the Tax Act during 2018:

Property and Casualty Reserves: The Act changes the discount rate and payment patterns utilized to discount certain lines of business when computing the allowable tax reserve deduction. On December 19, 2018, the IRS issued Revenue Procedure 2019-06 which provided taxpayers with the applicable discount factors for use in these computations. As a result of this additional guidance, the Company recorded an increase to its gross deferred tax asset for loss reserve discounting of $702,861 and an increase to its gross deferred tax liabilities for reserve transition liability of $702,861 during 2018. The recorded adjustment had no impact on the Company’s effective tax rate.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as December 31 were as follows:

	For the Year Ended December 31,
	2018	2017
Deferred tax assets:	(In thousands)
Unearned premiums	$12,090	$12,488
Unearned commission	10,733	11,987
Net operating loss	109	4,727
Tax-related discount on loss reserve	2,329	1,250
Unrealized loss	2,631	—
Stock-based compensation	297	—
Accrued expenses	2,321	1,950
Other	1,443	331
Total deferred tax asset	31,953	32,733
Deferred tax liabilities:
Deferred acquisition costs	17,494	9,775
Prepaid expenses	112	27,568
Unrealized gain	—	30
Property and equipment	664	—
Note discount	710	3,818
Basis in purchased investments	163	335
Basis in purchased intangibles	18,982	24,250
Other	1,533	1,290
Total deferred tax liabilities	39,658	67,066
Net deferred tax liability	$(7,705)	$(34,333)

As of December 31, 2018, the Company has net operating loss carryforwards for federal and state income tax purposes of $450,000 and $0, respectively. The losses will expire in 2031. In addition, the Company had a $400,000 capital loss carryforward which will expire in 2023.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The remaining goodwill from asset purchases that is deductible for tax purposes over the future years totaled $6.0 million and $6.5 million for the years ended December 31, 2018 and 2017, respectively. We had non-deductible goodwill for $144.4 million and $144.4 million for the years ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

Note 14.	Statutory Accounting and Regulations

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as our insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes and subject the Company’s insurers to assessments.

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net loss of $64.5 million and a net income of $50.6 for the years ended December 31, 2018 and 2017, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $375.1 million at December 31, 2018. The combined statutory surplus for Heritage P&C and Zephyr was $376.3 million at December 31, 2017. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2018, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

At December 31, 2018, the ratio of adjusted capital to authorized control level risk based capital for each of our insurance company subsidiaries was above 300%.

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $7.6 million for the each of the years ended December 31, 2018 and 2017.

Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements. However, the consent order authorizing commencement of operations for Heritage P&C precluded payment of dividends without the prior approval of FLOIR until July 31, 2017.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2018 and 2016.

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

The table below reconciles the Company’s consolidated GAAP net (loss) income to statutory net income of its insurance subsidiaries (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Consolidated GAAP net income (loss)	$27,155	$(1,119)	$33,865
(Decrease) increase due to:
Deferred income taxes	(16,868)	32,644	6,069
Deferred acquisition costs	(31,377)	1,101	(7,979)
Surplus note interest	—	(4)	—
Non-statutory subsidiaries	(31,158)	5,410	(32,874)
Investment basis difference	335	446	540
Pre-acquisition income	—	20,839	3,755
Equity compensation	(2,408)	(2,408)	(2,107)
Convertible notes	(1,570)	1,051	—
Commission revenue	(6,289)	(6,700)	—
Change in fair value income statement	2,078	—	—
Other	(4,372)	(709)	(702)
Statutory net (loss) income of insurance subsidiaries	$(64,472)	$50,553	$567

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2018. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Leases

On February 9, 2018, the Company entered into a 68-month lease agreement for additional office space in Sunrise, Florida commencing on March 1, 2018, with a free base rental period for the first three months. Following the expiration of the free base rental period, the monthly base rental payments were $39,146 for months 4-12; $40,330 for months 13-24; $41,535 for months 25-36; $42,780 for months 37-48; $44,065 for months 49-60 and $45,389 for months 61-68. Effective February 12, 2018, the Company has entered into a five-year lease agreement for office space in Plainview, New York. The term of the lease commenced on May 1, 2018. The monthly base rental payments were $2,975 until April 30, 2020 and thereafter were $3,064 per month from May 1, 2020 to May 31, 2021 and $3,156 through May 2022; and 3,251 through March 2023.

In November 2018, the Company entered into a ten-year lease agreement for additional office space in Johnston, Rhode Island commencing on or before February 15, 2019, with an abatement of monthly installments annual fixed rent for the six-month period beginning on the term of commencement date and not to exceed $347,712 in aggregate. The lease provides for a $28,098 moving allowance and up to $1.3 million or $45 per square foot allowance for improvements. The annual fixed leased obligation at commencement date is $695,495 at year one and increases 2% each year thereafter.

The Company is committed under various operating leases agreements for office space. The Company and its subsidiaries lease certain facilities and equipment under long-term lease agreements. Rent expense for the year ended December 31, 2018 was $797,000.

Future minimum rent payments on the office space leases for the next five years and thereafter are as follows:

Amount
(In thousands)
2019	$922
2020	1,357
2021	1,386
2022	1,415
2023	1,272
Thereafter	4,863
$11,215

Note 16.	Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2018 and December 31, 2017:

Description	December 31, 2018	December 31, 2017
	(In thousands)
Deferred ceding commission	44,996	$51,109
Outstanding claim checks	15,360	79,666
Accounts payable and other payables	8,379	17,948
Accrued interest and issuance costs	1,285	3,117
Accrued dividends	1,589	—
Escrow	—	1,210
Premium tax	2,241	3,660
Other liabilities	460	218
Commission payables	11,654	12,609
Total other liabilities	$85,964	$169,537

Note 17.	Accrued Bonus Compensation

At December 31, 2018, the Company recognized employee bonus compensation expense in aggregate of $8.2 million, which the Company paid out in cash approximately $2.2 million during 2018, the remainder is expected to be paid in 2019. At December 31, 2017, the Company recognized employee bonus compensation expense of approximately $6.9 million, which the Company paid out in cash of approximately $0.9 million for 2017.

Note 18.	Related Party Transactions

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C and NBIC with an annual compensation of $150,000. For the years ended December 31, 2018 and 2017, the Company paid consulting fees to Ms. Lucas of approximately $628,800 and $440,000, respectively.

Note 19.	Employee Benefit Plan.

The legacy Heritage entities (“Heritage P&C, CAN, HMGA and Zephyr”) provide a 401(k) plan for substantially all employees. A fully vested contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution is made to the plan. The maximum match is 4%. For the years ended December 31, 2018 and 2017, the contributions made to the plan on behalf of the participating employees were approximately $665,000 and $815,000.

The Florida-based legacy Heritage entities provide employees a partially self-insured healthcare plan and benefits. For the years ended December 31, 2018 and 2017, incurred medical premium costs amounted to an aggregate of $3.2 million and $3.0 million, respectively. An additional liability of approximately $367,700 was recorded for unpaid claims as of December 31, 2018. A stop loss reinsurance policy caps the maximum loss that could be incurred under the self-insured plan. The stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1.0 million of aggregate coverage would be borne by the Florida-based legacy Heritage entities. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NBIC provides a 401(k) plan for its employees who elect to participate and matches the contributions up to a maximum of 4%. Employer contributions vest 20% each year until fully vested after 5 years. For the years ended December 31, 2018 and 2017, NBIC contributions to the plan on behalf of the participating employees were approximately $$388,400 and $35,350, respectively.

Commencing in the fourth quarter of 2018, NBIC joined the self-insured healthcare plan and benefits plan offered by Heritage.   A stop loss reinsurance policy caps the maximum loss that could be incurred under the self-insured plan. The stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1.0 million of aggregate coverage would be borne by NBIC. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims

Note 20.	Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2018, the Company had 29,477,756 shares of common stock outstanding, 7,214,797, treasury shares of common stock and 605,801 unvested restricted common stock issued reflecting total paid-in capital of $325.3 million as of such date.

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

Stock Repurchase Program

On September 14, 2015, the Company announced that the Company’s Board of Directors, authorized a stock repurchase program authorizing the Company to repurchase up to $20 million of the Company’s common stock. On May 4, 2016, the Board of Directors authorized an additional stock repurchase of up to $50 million of the Company’s common stock through December 31, 2018

For the year ended December 31, 2018, the Company purchased through open market or private transactions an aggregate of 115,200 shares at a total cost of $2.0 million.  For the year ended December 31, 2017, the Company purchased through open market or private transactions an aggregate of 1,787,870 shares at a total cost of $21.6 million. For the year ended December 31, 2016, the Company purchased through open market or private transactions an aggregate of 1,759,330 shares at a total cost of $25.6 million.

In August 2017, in connection with the Convertible Note issuance the Company repurchased 3,552,397 shares of its common stock at a price of $11.26 per share from institutional investors for $40.0 million in a series of open market transactions.

Dividends

For the year ended December 31, 2018, we recorded quarterly cash dividends of approximately $6.4 million as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Cash dividend per common share	$0.06	$0.06	$0.06	$0.06
Total cash dividends paid	$1,601,100	$1,594,188	$1,595,999	$1,595,999
Record date	March 15, 2018	June 15, 2018	September 15, 2018	December 31, 2018
Payment date	April 3, 2018	July 6, 2018	October 3, 2018	January 4, 2019

Cash dividends declared on our outstanding weighted average number of basic common shares for the periods presented were as follows:

	For the Years Ended December 31,
	2018	2017
Cash dividends per common share	$0.24	$0.30

Note 21.	Stock-Based Compensation

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

As of December 31, 2018, all unvested shares have been forfeited. At December 31, 2018 and 2017, there were 1,170,097 and 1,125,243 shares available for grant under the Plan, respectively.

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

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employee’s vest in equal installments generally over a five-year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards have the right to receive dividends. In 2018, the Board of Directors granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees. No restricted stock was granted during the years ended December 31, 2017 and 2016.

Restricted stock activity for the three years ended December 31, 2018, 2017 and 2016 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2015	1,125,000	$21.40
Granted	—	—
Vested	(158,365)	14.67
Canceled and surrendered	(66,635)	14.67
Non-vested, at December 31, 2016	900,000	$21.40
Granted	—	—
Vested	(137,935)	16.53
Canceled and surrendered	(87,065)	17.41
Non-vested, at December 31, 2017	675,000	$21.40
Granted	155,801	16.10
Vested	(112,500)	16.35
Canceled and surrendered	(112,500)	16.35
Non-vested, at December 31, 2018	605,801	$20.41

Awards are being amortized to expense over the three to five year vesting period. Relating to the restricted stock the Company recognized $5.3 million, $4.8 million and $3.8 million of compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there was approximately $10.9 million, representing unrecognized compensation expense related to the non-vested restricted stock, substantially all of which is expected to be recognized over approximately a two-year period.

During the year ended December 31, 2018, restricted shares were vested and released, of which 225,000 shares had been granted to employees. Of the shares released to employees, 112,500 shares were withheld by the Company to cover withholding taxes of $1.8 million. During 2017 and 2016, 87,065 and 66,635 shares, respectively, were withheld to cover withholding taxes of $1.6 million and $1.0 million respectively, arising from the vesting of restricted shares. We recognized no tax benefit from the restricted stock awards and related paid dividends for the years 2018, 2017 and 2016, respectively.

Note 22.	Condensed Financial Information of Heritage Insurance Holdings, Inc.

The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements:

BALANCE SHEET	As of December 31,
	2018	2017
	(In thousands)
ASSETS
Fixed maturity securities, available for sale, at fair value	$—	$—
Cash and cash equivalents	13,892	16,249
Investment in and advances to subsidiaries	598,525	584,983
Other assets	3,324	1,294
Total Assets	$615,741	$602,526
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	190,408	222,710
Total Liabilities	$190,408	$222,710
Paid-in-capital	325,295	294,839
Treasury stock, at costs, 7,214,797	(89,185)	(87,185)
Accumulated other comprehensive income	(6,527)	(3,064)
Retained earnings	195,750	175,226
Total Stockholders' Equity	$425,333	$379,816
Total Liabilities and Stockholders' Equity	$615,741	$602,526

STATEMENT OF OPERATIONS	For the Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$1,858	$1,949	$1,403
Total revenue	1,858	1,949	1,403
Expenses:
General and administrative expense	19,005	17,792	11,558
Amortization of debt issuance cost	4,623	2,314	41
Interest expense, net	17,277	11,158	321
Other non-operating expense, net	9,791	41,013	—
Total expenses	$50,696	$72,277	$11,920
Loss before income taxes and equity in net income of subsidiaries	(48,838)	(70,328)	(10,517)
Benefit from income taxes	(9,545)	(6,120)	(2,035)
Loss before equity in net income of subsidiaries	(39,293)	(64,208)	(8,482)
Equity in net income of subsidiaries	—	—	—
Net loss	$(39,293)	$(64,208)	$(8,482)

STATEMENT OF CASH FLOW	For the Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by (used in) operating activities	$(21,004)	$27,154	$(6,045)
Investing Activities
Purchases of investment available for sale	—	78,213	(77,910)
Dividends received from subsidiaries	92,800	57,575	85,096
Acquisition of a business	—	(210,000)	—
Investments and advances to subsidiaries	(42,200)	—	(74,361)
Net cash provided by (used in) investing activities	50,600	(47,058)	(73,220)
Financing Activities
Proceeds from exercise of stock options and warrants	—	417	—
Proceeds from issuance of note payable, net of issuance costs	110,769	114,335	77,910
Proceeds from mortgage loan	—	12,658	—
Repayment of secured senior notes	(79,500)	—	—
Mortgage loan payments	(264)	—	—
Repurchase of convertible notes	(52,739)	—	—
Excess tax (expense) benefit on stock-based compensation	—	—	(739)
Shares tendered for income tax withholdings	(1,839)	(1,599)	(977)
Purchase of treasury stock	(2,000)	(61,623)	(25,562)
Dividends	(6,380)	(8,249)	(6,806)
Net cash provided by financing activities	(31,953)	55,939	43,826
Increase (decrease) in cash and cash equivalents	(2,357)	8,881	(29,394)
Cash and cash equivalents, beginning of period	16,249	7,368	36,762
Cash and cash equivalents, end of year	$13,892	$16,249	$7,368

Note 23.	Quarterly Results for 2018 and 2017 (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$106,108	$111,204	$118,238	$118,632
Investment income	$3,075	$2,470	$3,852	$1,407
Total revenues	$112,026	$117,972	$125,295	$124,878
Total operating expenses	$87,209	$109,822	$111,079	$102,525
Operating income	$24,817	$8,150	$14,216	$22,353
Income (loss) from continuing operations	$14,829	$2,408	$5,989	$3,929
Basic net income (loss) per share	$0.58	$0.09	$0.23	$0.15
Diluted net income (loss) per share	$0.55	$0.09	$0.23	$0.15

For the year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$92,176	$90,452	$95,208	$101,728
Investment income	$2,502	$2,973	$2,735	$3,122
Total revenues	$99,293	$96,938	$101,774	$108,618
Total expenses	$87,403	$83,876	$100,361	$85,448
Operating income	$11,890	$13,062	$1,413	$23,170
Income (loss) from continuing operations	$5,983	$6,642	$(8,696)	$(5,048)
Basic net income (loss) per share	$0.21	$0.23	$(0.34)	$(0.18)
Diluted net income (loss) per share	$0.21	$0.23	$(0.34)	$(0.18)

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Note 24.	Segment Data

Our primary products are personal and commercial residential property insurance, which at December 31, 2018 was offered in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New York, New Jersey, North Carolina, Rhode Island and South Carolina. Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Alabama, Georgia, Florida, Mississippi, North Carolina and South Carolina. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. Our Rhode Island domiciled insurance company, NBIC, is authorized by each of the respective state insurance departments in Connecticut, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, and Virginia.

Our other operating subsidiaries include: Heritage MGA, LLC, our managing general agent; Pawtucket Insurance Company (PIC), which is a property insurance company no longer writing insurance policies; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims which includes BRC Restoration Specialists, Inc. (“BRC”), our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Westwind Underwriters, Inc., and Heritage Insurance Claims, LLC, both inactive subsidiaries reserved for future development.

The Company is a single reportable segment. None of the individual subsidiaries meet the quantitative thresholds to qualify as reportable segment.

The following table depicts the distribution of our in-force premium as of December 31, 2018 and 2017, respectively.

	At December 31, 2018		At December 31, 2017
State	In Force Premiums	Policy In Force	In Force Premiums	Policy In Force
	(in thousands)		(in thousands)
Florida	$505,992	230,937	$535,838	242,400
New York	179,650	92,431	179,104	94,138
New Jersey	70,322	51,576	71,930	54,469
Massachusetts	59,592	32,629	55,645	32,457
Hawaii	53,480	67,181	55,366	70,337
Rhode Island	20,784	13,189	19,312	12,758
North Carolina	14,685	14,280	13,161	10,729
South Carolina	9,502	6,411	6,145	4,102
Connecticut	6,864	4,370	3,982	2,722
Alabama	1,571	1,543	10	11
Georgia	1,238	1,139	346	327
Total	$923,680	515,686	$940,838	524,450

Note 25.	Subsequent Events

On February 25, 2019, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2019 to stockholders of record as of March 15, 2019.

On February 25, 2019, the Company made a partial paydown on its $20.0 million revolving credit facility debt in the amount of $10.0 million.

On February 19, 2019, the Company reacquired $5.8 million of its outstanding Convertible Notes, payment was made in cash of approximately $2.9 million and issuance of 285,201 shares of the Company’s common stock valued at $4.2 million.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding directors of the Company standing for election at the 2019 annual stockholders meeting is incorporated in this Item 10 by reference to the descriptions in the Proxy Statement under the captions “Corporate Governance – Proposal 1. Election of Directors.”

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

Information regarding executive officers of the Company is incorporated in this Item 10 by reference to the information under the caption” Executive Officers” in the Proxy Statement.

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

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

The information regarding certain relationship and related transactions, and director independence is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to our definitive Proxy Statement for the 2019 Annual Meeting of our Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(a)	The following documents are filed as part of this report.
(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Report of Independent Registered Public Accounting Firm (Plant Moran)

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The following additional financial schedules are furnished herewith pursuant to requirements of Form 10-K.

Schedules required to be filed under the provisions of Regulations S-X Article 7:

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

4.4

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017

10.1

Common Stock Purchase Agreement dated May 9, 2014, by and between Heritage Insurance Holdings, LLC and Ananke Ltd (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 16, 2014)

10.2

Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

10.3

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.4

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Richard Widdicombe. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.5

Indenture, dated December 15, 2016, by and among Heritage Insurance Holdings, Inc., The Bank of New York Mellon, The Bank of New York Mellon, London Branch, and The Bank of New York Mellon (Luxembourg) S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016)

10.6

Employment Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

10.7

Separation Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Steven C Martindale. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

Exhibit Number	Description

10.8

Credit Agreement, dated December 14, 2018, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners*

21	Subsidiaries of the Registrant *

23.1	Consent of Plante Moran, PLLC *

23.2	Consent of Grant Thornton LLP *

24.1	Power of Attorney (included on signature page) *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith
**	Furnished herewith
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 12, 2019	By:	/s/ BRUCE LUCAS
Chairman and Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Bruce Lucas or Kirk Lusk as his true and lawful attorney-in-fact and agent, he with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 12, 2019

/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2019

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 12, 2019

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 12, 2019

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 12, 2019

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 12, 2019

/s/ IRINI BARLAS
Irini Barlas	Director	March 12, 2019

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 12, 2019

/s/ STEVEN MARTINDALE
Steven Martindale	Director	March 12, 2019

/s/ JAMES MASIELLO
James Masiello	Director	March 12, 2019

/s/ TRIFON HOUVARDAS
Trifon Houvardas	Director	March 12, 2019

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands, except per share data):

As of December 31,
2018
(In thousands)
ASSETS
Debt securities, available for sale, at fair value	$—
Cash and cash equivalents	13,892
Investment in and advances to subsidiaries	598,523
Other assets	3,324
Total Assets	615,739
LIABILITIES AND STOCKHOLDERS' EQUITY

Long-term debt	167,308
Accounts payable	4,915
Deferred income tax	10,692
Other accrued expenses	7,493
Total Liabilities	190,408

Common stock, 30,083,559 shares issued and 29,477,756 outstanding	3
Paid-in-capital	325,290
Treasury stock, at costs, 7,214,797	(89,185)
Accumulated other comprehensive income	(6,527)
Retained earnings	195,750
Total Stockholders' Equity	425,331
Total Liabilities and Stockholders' Equity	$615,739

The accompanying note is an integral part of condensed financial statements

Condensed Statement of Operations

STATEMENT OF OPERATIONS	For the Year Ended December 31,
2018
(In thousands)
Revenue:
Other revenue	$1,858
Total revenue	1,858
Expenses:
General and administrative expense	19,005
Amortization of debt issuance cost	4,623
Interest expense, net	17,277
Other non-operating expense, net	9,791
Total expenses	50,696
Loss before income taxes and equity in net income of subsidiaries	(48,838)
Benefit from income taxes	(9,545)
Loss before equity in net income of subsidiaries	(39,293)
Equity in net income of subsidiaries	—
Net loss	$(39,293)

The accompanying note is an integral part of condensed financial statements

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

For the Year Ended December 31,
2018
(In thousands)
Net loss	$(39,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,273
Net realized losses (gains)	9,790
Valuation on conversion feature	3,252
Amortization of debt issuance cost	4,623
Deferred income taxes	(1,325)
Changes in operating assets and liabilities
Prepaid	121
Income taxes payable	(5,080)
Dividends payable	1,589
Accrued interest on debt	(3,771)
Other assets	(3,521)
Other liabilities	7,338
Net cash used in operating activities	(21,004)
Investing Activities
Purchases of investment available for sale	—
Dividends received from subsidiaries	92,800
Acquisition of a business	—
Investments and advances to subsidiaries	(42,200)
Net cash provided by investing activities	50,600
Financing Activities
Proceeds from exercise of stock options and warrants	—
Proceeds from issuance of note payable, net of issuance costs	110,769
Proceeds from mortgage loan	—
Repayment of secured senior notes	(79,500)
Mortgage loan payments	(264)
Repurchase of convertible notes	(52,739)
Excess tax (expense) benefit on stock-based compensation	—
Shares tendered for income tax withholdings	(1,839)
Purchase of treasury stock	(2,000)
Dividends	(6,380)
Net cash used in financing activities	(31,953)
Increase (decrease) in cash and cash equivalents	(2,357)
Cash and cash equivalents, beginning of period	16,249
Cash and cash equivalents, end of year	$13,892

The accompanying note is an integral part of condensed financial statements

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Maryland, Mississippi, Pennsylvania, and Virginia.  In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds issued by Citrus Re.

The accompanying condensed financial statements included the activity of the Parent Company and the equity basis of its consolidated subsidiaries.  Accordingly, these condensed financial statements have been presented for the parent company only. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of HIH and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.

In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2018.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
Year ended December 31, 2018
Allowance for doubtful accounts	$—	—	—	—	$—

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of , and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income

2018	$432,359	$224,080	$13,345	$210,303	$13,280

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums

2018	$73,055	$139,630	$445,898	$454,182	$472,357

Supplemental Information Opinion:

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Heritage Insurance Holdings, Inc.

Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Heritage Insurance Holdings, Inc. (the "Company") as of December 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year ended December 31, 2018; such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audit also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Plante & Moran, PLLC

East Lansing, Michigan

March 12, 2019