Form 10-Q
period 2019-03-31
Heritage Insurance Holdings, Inc.
filed 2019-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☒
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HRTG	New York Stock Exchange

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 5, 2019 was 30,013,018

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iii) our estimates with respect to tax matters; (iv) future dividends, if any; (v) our estimates regarding certain accounting matters; (vi) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (vii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements; and (viii) the potential effects of our current legal proceedings.

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $528,193 and $518,391)	527,940	$509,649
Equity securities, at fair value (cost of $18,249 and $18,698)	17,375	16,456
Other investments	21,693	2,488
Total investments	567,008	528,593
Cash and cash equivalents	279,720	250,117
Restricted cash	12,257	12,253
Accrued investment income	4,618	4,468
Premiums receivable, net	55,096	57,000
Reinsurance recoverable on paid and unpaid claims	263,266	317,930
Prepaid reinsurance premiums	161,015	233,071
Income taxes receivable	365	35,586
Deferred policy acquisition costs, net	69,883	73,055
Property and equipment, net	21,317	17,998
Intangibles, net	74,757	76,850
Goodwill	152,459	152,459
Other assets	15,232	9,333
Total Assets	$1,676,993	$1,768,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$404,484	$432,359
Unearned premiums	454,225	472,357
Reinsurance payable	114,263	166,975
Long-term debt, net	132,176	148,794
Deferred income tax	5,967	7,705
Advance premiums	27,892	20,000
Accrued compensation	7,752	9,226
Accounts payable and other liabilities	95,147	85,964
Total Liabilities	$1,241,906	$1,343,380

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 30,013,018 shares issued and 29,432,217 shares outstanding at March 31, 2019 and 30,083,559 shares issued and 29,477,756 shares outstanding at December 31, 2018	3	3
Additional paid-in capital	328,937	325,292
Accumulated other comprehensive loss	(564)	(6,527)
Treasury stock, at cost, 7,562,537 shares at March 31, 2019 and 7,214,797 shares at December 31, 2018	(94,196)	(89,185)
Retained earnings	200,907	195,750
Total Stockholders' Equity	435,087	425,333
Total Liabilities and Stockholders' Equity	$1,676,993	$1,768,713

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2019	2018
REVENUES:
Gross premiums written	$210,348	$204,366
Change in gross unearned premiums	18,242	22,797
Gross premiums earned	228,590	227,163
Ceded premiums	(118,899)	(121,055)
Net premiums earned	109,691	106,108
Net investment income	3,672	3,302
Net realized gains (losses)	1,024	(227)
Other revenue	3,874	2,843
Total revenues	118,261	112,026
EXPENSES:
Losses and loss adjustment expenses	62,139	53,091
Policy acquisition costs, net of ceding commission income of $12.9 million and $14.3 million	26,020	12,187
General and administrative expenses, net of ceding commission income of $4.3 million and $4.7 million	18,604	21,931
Total expenses	106,763	87,209
Operating income	11,498	24,817
Interest expense, net	2,117	4,820
Other non-operating (income)/loss, net	48	—
Income before income taxes	9,333	19,997
Provision for income taxes	2,369	5,168
Net income	$6,964	$14,829
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	8,036	(6,478)
Reclassification adjustment for net realized investment losses	335	227
Income tax (expense) benefit related to items of other comprehensive income	(2,408)	1,823
Total comprehensive income	$12,927	$10,401
Weighted average shares outstanding
Basic	29,540,514	25,727,553
Diluted	29,544,563	26,732,019
Earnings per share
Basic	$0.24	$0.58
Diluted	$0.24	$0.55

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Restricted stock vested, net of surrendered shares	17,000	—	(118)	—	—	—	(118)
Stock-based compensation on vested restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Dividends declared on common stock	—	—	—	(1,807)	—	—	(1,807)
Tax rate change	—	—	48	—	—	—	48
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,006	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effective of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,006	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(1,999)	—	(1,999)
Stock-based compensation	—	—	1,306	—	—	—	1,306
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Tax effect of warrant reclassification	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(1,601)	—	—	(1,601)
Net unrealized change in investments, net of tax	—	—	—	—	—	(4,428)	(4,428)
Net income	—	—	—	14,829	—	—	14,829
Balance at March 31, 2018	25,769,806	$3	$297,112	$188,611	$(89,184)	$(7,649)	$388,893

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$6,964	$14,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,345	1,306
Bond amortization and accretion	1,229	1,792
Amortization of original issuance discount on debt	390	871
Depreciation and amortization	2,696	7,041
Net realized (gains) losses	(1,024)	227
Net loss from repurchase of debt	48	—
Deferred income taxes	(4,098)	(13,260)
Changes in operating assets and liabilities:
Accrued investment income	(150)	816
Premiums receivable, net	1,904	1,023
Prepaid reinsurance premiums	72,056	63,703
Reinsurance premiums receivable and recoverable	54,664	(196,466)
Income taxes receivable	35,221	19,815
Deferred policy acquisition costs, net	3,171	(12,184)
Other assets	(5,898)	(3,019)
Unpaid losses and loss adjustment expenses	(27,875)	77,652
Unearned premiums	(18,132)	(22,797)
Reinsurance payable	(52,712)	38,431
Accrued interest	127	3,217
Accrued compensation	(1,474)	(9,219)
Advance premiums	7,892	14,090
Income taxes payable	5,725	—
Other liabilities	3,253	—
Net cash provided by (used in) operating activities	85,322	(12,132)
INVESTING ACTIVITIES
Marketable securities sales	25,486	127,328
Marketable securities purchases	(37,203)	(71,498)
Proceeds from sales of equity securities	2,291	—
Purchase of equity securities	(1,617)	—
Limited partnership interest	(19,205)	—
Proceeds from sale of assets	71	—
Cost of property and equipment acquired	(3,994)	(83)
Net cash (used in) provided by investing activities	(34,171)	55,747
FINANCING ACTIVITIES
Repayment of term note	(11,875)	—
Mortgage loan payments	(70)	(68)
Repurchase of convertible notes	(2,869)	—
Purchase of treasury stock	(5,011)	(1,999)
Tax withholdings on share-based compensation awards	(118)	—
Dividends paid	(1,601)	(1,601)
Net cash used in financing activities	(21,544)	(3,668)
Increase in cash, cash equivalents, and restricted cash	29,607	39,947
Cash, cash equivalents and restricted cash, beginning of period	262,370	174,530
Cash, cash equivalents and restricted cash, end of period	$291,977	$214,477
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,977	$5,406
Issuance of shares on conversion of convertible notes	$4,210	—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$279,720	$250,117
Restricted cash	12,257	$12,253
Total	$291,977	$262,370

Restricted cash primarily presents funds held to meet our contractual obligations related to the catastrophe issued by Citrus Re bonds and certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are, necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim consolidated financial statements and related footnotes should be read in conjunction with the Company’s consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Significant accounting policies

Leases

We lease office space as the lessor and tenant and have entered into various other lease agreements in conducting our business. We evaluate each lease agreement to determine whether the lease is an operating or financing lease and effective for the first quarter of 2019, we have established a right-of-use (“ROU”) asset and corresponding lease liability on the balance sheet. As described below under “Recently Adopted Accounting Pronouncements” we adopted the Financial Accounting Standards Update, or ASU, “Leases”, or “FASB 842” as of January 1, 2019. The Company did not recognize an opening adjustment to retained earnings as a result of the adoption of FASB 842. Refer to Note 5-Leases herein for further information.

Reclassification

We have reclassified certain amounts in the 2018 condensed consolidated balance sheet to confirm to our 2019 presentation.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Lease Accounting, which requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. As with previous guidance, there continues to be a differentiation between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. Lease assets and liabilities arising from both finance and operating leases will be recognized in the statement of financial position. ASU 2016-02 leaves the accounting for leases by lessors largely unchanged from previous GAAP.

We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification, recognize short-term leases on our balance sheet, nor separate lease and non-lease components for our real estate leases. At implementation, we recorded approximately $2.8 million as right-of-use operating and financing leased assets in other assets and approximately $2.8 million of lease liabilities in accounts payable and other liabilities. Adoption of this standard did not materially impact the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income and Statements of Cash Flows. See Note 5 to the Financial Statements.

Accounting Pronouncements Not Yet Adopted

For information regarding accounting standards that the Company has not yet adopted, refer to our Annual Report on Form 10-K, filed on March 12, 2019, the section of Note 1 of the notes to the consolidated financial statements the “Accounting Pronouncement Not Yet  Adopted”.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at March 31, 2019 and December 31, 2018:

March 31, 2019	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, available-for-sale
U.S. government and agency securities (1)	$49,547	$81	$451	$49,177
States, municipalities and political subdivisions	65,988	440	151	66,277
Special revenue	244,841	1,463	1,479	244,825
Industrial and miscellaneous	163,514	943	951	163,506
Redeemable preferred stocks	4,303	5	153	4,155
	$528,193	$2,932	$3,185	$527,940

December 31, 2018	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, available-for-sale
U.S. government and agency securities (1)	$48,739	$40	$738	$48,041
States, municipalities and political subdivisions	60,028	46	785	59,289
Special revenue	249,026	210	3,881	245,355
Industrial and miscellaneous	155,678	81	3,302	152,457
Redeemable preferred stocks	4,920	—	413	4,507
	$518,391	$377	$9,119	$509,649
(1)

U.S. government and agency securities include pledged fixed maturity securities with an estimated fair value of $24 million and $31 million under the terms and condition of the advance agreement entered into with a financial institution as of March 31, 2019 and December 31, 2018, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three months ended March 31, 2019 and 2018.

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
For the Three Months Ended March 31,
Fixed maturity securities	$5	$24,414	$87	$50,067
Equity securities	—	—	2	74
Total realized gains	5	24,414	89	50,141
Fixed maturity securities	(67)	6,141	(218)	48,143
Equity securities	(273)	513	(98)	2,167
Total realized losses	(340)	6,654	(316)	50,310
Unrealized gains (losses) on equity securities (1)	1,359	—	—	—
Net realized (losses) gains	$1,024	$31,068	$(227)	$100,451
(1)

For the three months ended March 31, 2018, the Company recognized $868,700 as unrealized losses on equity securities pursuant to ASC 2016-01, at the time of adoption the Company reported changes in the fair value of equity investments in Other revenue.

The table below summarizes the Company’s fixed maturities at March 31, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	For the Three Months Ended March 31, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$55,079	10%	$54,993	10%
Due after one year through five years	168,231	32%	168,051	32%
Due after five years through ten years	138,520	26%	138,978	26%
Due after ten years	166,363	32%	165,918	32%
Total	$528,193	100%	$527,940	100%

Equity Securities

The following tables present realized gains and losses from securities included both sales of securities and unrealized gains losses included in net income as of March 31, 2019 and December 31, 2018:

	March 31, 2019	March 31, 2018
	(In thousands)
Net gains (loss) recognized during the period on equity securities	$1,086	$(945)
Less: Net losses (gains) recognized from equity securities sold	273	76
Unrealized gains (loss) recognized on equity securities still held at reporting date	$1,359	$(869)

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2019 and 2018, respectively:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Fixed maturity securities	$2,724	$2,945
Equity securities	309	307
Cash, cash equivalents and short-term investments	817	157
Other investments	342	259
Net investment income	4,192	3,668
Investment expenses	520	366
Net investment income, less investment expenses	$3,672	$3,302

As of March 31, 2019, the Company evaluated its fixed maturity securities for impairment and determined that none of its investments in fixed maturity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the fixed maturity securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the fixed maturity securities before the Company recovers its amortized cost basis.

Limited Partnerships

The Company has interests in limited partnerships that are not registered or readily tradable on a securities exchange. The investments are private equity funds managed by general partners who make financial policy and operational decisions. The Company is not the primary beneficiary and does not consolidate these partnerships. The Company carries these investments at fair value which is based on the net value of the funds. As of March 31, 2019, the estimated fair value of our investments in the limited partnership interests was $21.7 million. The general partner's objective is to achieve capital appreciation through investments in marketable securities and broad markets, preferred stock, industry-focused and fixed income exchange-traded funds (ETFs).  During the first quarter of 2019 and 2018, the Company received total cash distributions of $259,800 and $121,170, respectively, representing return of capital on its investments. The Company incurred no allocated costs in the first quarter of 2019 and $5,000 for the comparable period of 2018.

The following tables present an aging of our unrealized investment losses by investment class as of March 31, 2019 and December 31, 2018:

	Less Than Twelve Months			Twelve Months or More
March 31, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, available-for-sale
U.S. government and agency securities	9	$49	$2,635	59	$402	$19,792
States, municipalities and political subdivisions	1	1	523	35	150	29,693
Industrial and miscellaneous	54	109	16,848	235	842	70,928
Special revenue	23	82	13,985	318	1,397	96,391
Redeemable preferred stocks	25	24	1,368	17	129	2,215
Total fixed maturity securities	112	$265	$35,358	664	$2,920	$219,019

	Less Than Twelve Months			Twelve Months or More
December 31, 2018	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(In thousands)
Fixed maturity securities, available-for-sale
U.S. government and agency securities	17	$129	$10,485	66	$609	$20,488
States, municipalities and political subdivisions	13	103	12,864	42	682	39,979
Industrial and miscellaneous	214	1,479	70,156	232	1,822	70,375
Special revenue	105	1,260	76,335	323	2,621	108,319
Redeemable preferred stocks	55	193	2,541	27	221	1,965
Total fixed maturity securities	404	$3,164	$172,381	690	$5,955	$241,126

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. As of March 31, 2019, and December 31, 2018, there were no transfers in or out of Level 1, 2, and 3.

The Company also invests small amounts in equity securities, real estate and private limited partnerships. This investment class has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity.

Investments excluded from the fair value hierarchy

Limited partnerships carried at fair value, which do not have readily determinable fair value, use NAV (net asset value) provided by the investees and are excluded from the fair value hierarchy. The Company may, as of the last day of each calendar quarter, upon at least 65 days’ prior written notice, withdrawal all or any portion of the balance in its investment. There is a 3 percent withdrawal fee if made during the first year of investment.

March 31, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(In thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$49,177	$359	$48,818	$—
States, municipalities and political subdivisions	66,277	—	66,277	—
Special revenue	244,825	—	244,825	—
Industrial and miscellaneous	163,506	—	163,506	—
Redeemable preferred stocks	4,155	4,155	—	—
Total fixed maturity securities	527,940	4,514	523,426	—
Equity securities
Common stock	3,825	3,825	—	—
Non-redeemable preferred stock	13,550	13,550	—	—
Total equity securities	17,375	17,375	—	—
Total investments	545,315	21,889	523,426	—
Investments reported at NAV	21,693	—	—	—
Total	$567,008	$21,889	$523,426	$—

December 31, 2018	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$48,041	$354	$47,687	$—
States, municipalities and political subdivisions	59,289	—	59,289	—
Special revenue	245,355	—	245,355	—
Industrial and miscellaneous	152,457	—	152,457	—
Redeemable preferred stocks	4,507	4,507	—	—
Total fixed maturity securities	509,649	4,861	504,788	—
Equity securities
Common stock	3,686	3,686	—	—
Non-redeemable preferred stock	12,770	12,770	—	—
Total equity securities	16,456	16,456	—	—
Total investments	526,105	21,317	504,788	—
Investments reported at NAV	2,488	—	—	—
Total	$528,593	$21,317	$504,788	$—

At December 31, 2018, the Company recorded the $2.4 million of limited partnership investments at net asset value and therefore, excluded from the fair value hierarchy.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the three months ended March 31, 2019 and 2018, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, value of business acquired, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore is considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the first quarter of 2019 and 2018. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) was $6.0 million and $(4.4) million for the three months ended March 31, 2019 and 2018, respectively. The difference between net income as reported and comprehensive income was due to the changes in unrealized gains and losses, net of taxes on fixed maturities securities.

	For the Three Months Ended March 31,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$8,036	$(2,323)	$5,713	$(6,478)	$1,871	$(4,607)
Reclassification adjustment of realized losses (gains) included in net income	335	(85)	250	227	(48)	179
Effect on other comprehensive income	$8,371	$(2,408)	$5,963	$(6,251)	$1,823	$(4,428)

NOTE 5. LEASES

The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from three to ten years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use asset and lease obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease in not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.

Components of our lease costs for the three months ended March 31, 2019 are as follows (in thousands):

March 31, 2019
Amortization of ROU assets - Finance leases	$23
Interest on lease liabilities - Finance leases	7
Variable lease cost (cost excluded from lease payments)	111
Operating lease cost (cost resulting from lease payments)	176
Total lease cost	$317

New ROU assets - Operating leases	$6,955

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of March 31, 2019 are as follows (in thousands):

March 31, 2019
Finance lease - Operating cash flows	$8
Finance lease - Financing cash flows	$17

Operating lease - Operating cash flows (fixed payments)	$171
Operating lease - Operating cash flows (liability reduction)	$141

Supplemental balance sheet information related to our operating and financing leases as of March 31, 2019 are as follows (in thousands):

	Balance Sheet Classification	March 31, 2019
Right-of-use assets (1)	Other assets	$7,129
Lease Liability	Accounts payable and other liabilities	$(8,581)

(1) Right-of-use asset is reduced by $1.3 million in lease incentives received in March 2019, for the new February 1, 2019 lease agreement.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of March 31, 2019 are as follows:

March 31, 2019
Weighted average lease term - Finance leases	4.12 yrs.
Weighted average lease term - Operating leases	8.48 yrs.
Weighted average discount rate - Finance leases	8.1%
Weighted average discount rate - Operating leases	5.3%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of March 31, 2019 are as follows (in thousands):

March 31, 2019
2019 remaining	$879
2020	1,437
2021	1,405
2022	1,439
2023	1,254
2024 and thereafter	4,449
Total lease payments	10,863
Less: imputed interest	(2,282)
Present value of lease liabilities	$8,581

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,163	4,901
Office furniture and equipment	1,855	1,397
Tenant and leasehold improvements	7,717	4,477
Vehicle fleet	783	854
Total, at cost	29,490	25,601
Less: accumulated depreciation and amortization	(8,173)	(7,603)
Property and equipment, net	$21,317	$17,998

Depreciation and amortization expense for property and equipment was $571,000 and $414,000 for the three months ended March 31, 2019 and 2018, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At March 31, 2019 and December 31, 2018 goodwill was $152.5 million and intangible assets were $74.8 million and $76.8 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and classified as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(In thousands)
Balance as of December 31, 2018	$152,459
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2019	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

Amortization expense of our intangible assets was $2.1 million and $6.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.  No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2019 or 2018.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2019 remaining	$6,115
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,558
$73,442
(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	For the Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Net income attributable to common stockholders (000's)	$6,964	$14,829
Weighted average shares outstanding	29,540,514	25,727,553
Basic earnings per share:	$0.24	$0.58

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$6,964	$14,829
Weighted average shares outstanding	29,540,514	25,727,553
Weighted average dilutive shares	4,049	1,004,466
Total weighted average dilutive shares	29,544,563	26,732,019
Diluted earnings per share:	$0.24	$0.55

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended March 31, 2019 and 2018, the Company allocated ceding commission income of $12.9 million and $14.3 million to policy acquisition costs and $4.3 million and $4.7 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three-month periods ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning balance of deferred ceding commission income	$44,996	$51,277
Ceding commission deferred	12,647	15,557
Less: ceding commission earned	(17,169)	(18,993)
Ending balance of deferred ceding commission income	$40,474	$47,841

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three-month periods ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning Balance	$73,055	$41,678
Policy acquisition costs deferred	35,965	24,371
Amortization	(39,137)	(12,187)
Ending Balance	$69,883	$53,862

NOTE 11. INCOME TAXES

During the three months ended March 31, 2019 and 2018, the Company recorded $2.4 million and $5.2 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 25.4% and 25.8%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the first quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	March 31, 2019	December 31, 2018
Deferred tax assets:	(In thousands)
Unearned premiums	$15,264	$12,090
Unearned commission	9,657	10,733
Net operating loss	109	109
Tax-related discount on loss reserve	2,418	2,329
Unrealized loss	431	2,631
Stock-based compensation	528	297
Accrued expenses	2,050	2,321
Other	1,870	1,443
Total deferred tax asset	32,327	31,953
Deferred tax liabilities:
Deferred acquisition costs	16,735	17,494
Prepaid expenses	65	112
Property and equipment	533	664
Note discount	536	710
Basis in purchased investments	149	163
Basis in purchased intangibles	18,509	18,982
Other	1,767	1,533
Total deferred tax liabilities	38,294	39,658
Net deferred tax liability	$(5,967)	$(7,705)

In April 2019, the Company was notified by the tax authority that the 2015, 2016 and 2017 tax years federal income tax returns will be examined. The Company does not believe the examination results will have an adverse impact on the condensed consolidated financial statements.

At March 31, 2019 and December 31, 2018, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

We purchase significant reinsurance from third party reinsurers, including the Florida Hurricane Catastrophe Fund, and sponsor catastrophe bonds issued by Citrus Re. Our insurance affiliates may also purchase reinsurance from our captive reinsurer, Osprey Re Ltd.  The catastrophe reinsurance may be on an excess of loss or quota share basis. We also purchase reinsurance for non-catastrophe losses on a quota share, per risk or facultative basis. Purchasing a sufficient amount of reinsurance to consider catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest cost components. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

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

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Premium written:
Direct	$210,348	$204,366
Ceded	(46,842)	(57,350)
Net	$163,506	$147,016
Premiums earned:
Direct	228,590	$227,163
Ceded	(118,899)	(121,055)
Net	$109,691	$106,108
Loss and Loss Adjustment Expenses
Direct	$112,176	$335,729
Ceded	(50,037)	(282,638)
Net	$62,139	$53,091

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$432,359	$470,083
Less: reinsurance recoverable on unpaid losses	250,507	315,353
Net balance, beginning of period	181,852	154,730
Incurred related to:
Current year	62,725	51,361
Prior years	(586)	1,730
Total incurred	62,139	53,091
Paid related to:
Current year	8,362	(1,252)
Prior years	45,616	46,737
Total paid	53,978	45,485
Net balance, end of period	190,013	162,336
Plus: reinsurance recoverable on unpaid losses	214,471	385,399
Balance, end of period	$404,484	$547,735

As of March 31, 2019, we reported $190.0 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $143.1 million attributable to IBNR net of reinsurance recoverable, or 75% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the three months ended March 31, 2019 and 2018 reflect favorable development of $0.6 million and unfavorable development of $1.7 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and AOB claims from 2016 and 2017 accident years.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, we issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of March 31, 2019, we have $20.8 million Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $2.6 million. For the first quarters of 2019 and 2018, the Company made interest payments of approximately $1.5 million and $3.7 million, respectively on the Convertible Notes.

Debt Extinguishment

On February 19, 2019, the Company reacquired $5.8 million of its outstanding Convertible Notes, payment was made in cash of approximately $2.9 million and issuance of 285,201 shares of the Company’s common stock valued at $4.2 million. The repurchase resulted in a $48,000 non-operating loss.

Senior Secured Credit Facility

In December 2018, the Company entered in to a five-year, $125 million credit agreement (the “Credit Agreement”) with a syndicate of lenders consisting of $75 million senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the  Term Loan Facility, the “Credit Facilities”).

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2018, there was $75.0 million in aggregate principal outstanding on the Term Loan Facility. As of March 31, 2019, the balance of the term loan was $73.1 million. For the three months ended March 31, 2019, the Company made interest payments of approximately $1.1 million on the term loan.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans.  As of March 31, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the three months ended March 31, 2019, the Company made interest payments of approximately $251,700 under the credit facility.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and expiring on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the first quarters of 2019 and 2018, the Company made principal and interest payments of approximately $223,200 on the mortgage loan.

FHLB Loan Agreements

In November 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral.  As of March 31, 2019, the fair value of the collateralized securities was $24.2 million and the equity investment in FHLB common stock was $1.4 million. As of March 31, 2019, the Company made quarterly interest payments of approximately $148,500 per the terms of the agreement.

The following table summarizes the Company’s long-term debt as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Convertible debt	$23,413	$29,163
Mortgage loan	12,324	12,394
Term loan facility	73,125	75,000
Revolving credit facility	10,000	20,000
FHLB loan agreement	19,200	19,200
Total principal amount	$138,062	$155,757
Less: unamortized discount and issuance costs	$5,886	$6,963
Total long-term debt	$132,176	$148,794

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

The schedule of principal payments on long-term debt is as follows:

Year	Amount
(In thousands)
2019 remaining	$5,832
2020	7,790
2021	7,806
2022	7,822
2023	74,589
Thereafter	34,223
Total	$138,062

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of March 31, 2019 and December 31, 2018:

Description	March 31, 2019	December 31, 2018
	(In thousands)
Deferred ceding commission	$40,474	$44,996
Outstanding claim checks	15,624	15,360
Accounts payable and other payables	11,051	8,379
Lease obligations	8,581	—
Accrued interest and issuance costs	697	1,285
Accrued dividends	1,807	1,589
Premium tax	406	2,241
Current income taxes	5,725	—
Other liabilities	—	460
Commission payables	$10,782	11,654
Total other liabilities	$95,147	$85,964

NOTE 16. STATUTORY ACCOUNTING AND REGULATIONS

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $366.6  million for the three months ended March 31, 2019. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $376.3 million at December 31, 2018. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At March 31, 2019, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2019 and 2018.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150,000. For the three months ended March 31, 2019 and 2018 the Company paid consulting fees to Ms. Lucas of approximately $102,800 and $171,000, respectively

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three-month periods ended March 31, 2019 and 2018, the contributions made to the plan on behalf of the participating employees were approximately $255,700 and $394,200, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2019 and 2018, incurred medical premium costs amounted to an aggregate of $841,400 and $853,000, respectively. An additional liability of approximately $303,000 was recorded for unpaid claims as of March 31, 2019. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2019, the Company had 29,432,217 shares of common stock outstanding, 7,562,537 treasury shares of common stock and 580,801 unvested shares of restricted common stock issued reflecting total paid-in capital of $328.9 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2018, there were, as of December 31, 2018, 29,477,756 shares of common stock outstanding, 7,214,797 treasury shares of common stock and 605,801 unvested shares of restricted common stock, representing $325.3 million of additional paid-in capital.

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

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share. During the first quarter of 2019, the Company purchased 347,740 shares of its common stock for $5.0 million. At March 31, 2019, the Company has the capacity to repurchase $45.0 million of its common shares until December 2020. During the first quarter of 2018, the Company repurchased 115,200 shares of its common stock for $2.0 million.

Dividends

On February 25, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2019, to shareholders of record as of March 15, 2019. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 21. STOCK-BASED COMPENSATION

Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. As of December 31, 2018, all unexercised shares have been forfeited.

At March 31, 2019 there were 1,321,398 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In 2018, the Board of Directors granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees. No restricted stock was granted during quarter ended March 31, 2019.

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

Restricted stock activity for the quarter ended March 31, 2019 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2018	605,801	$20.41
Granted	—	—
Vested	(17,000)	14.72
Canceled and surrendered	(8,000)	14.72
Non-vested, at March 31, 2019	580,801	$20.65

Awards are being amortized to expense over the three to five-year vesting period. The Company recognized $1.3 million and $1.3 million of compensation expense for the three months ended March 31, 2019 and 2018, respectively. There was approximately $9.6 million of unrecognized compensation expense related to the un-vested restricted stock at March 31, 2019. The Company expects to recognize substantially all of remaining compensation expense over approximately over the next 1.9 years. During the quarter ended March 31, 2019, 25,000 restricted shares were vested and released, all of which had been granted to employees. Of the shares released to employees, 8,000 shares were withheld by the Company to cover withholding taxes of $118,000. During the first quarter of 2018, no shares were vested and released.

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the financial statements as of March 31, 2019.

On May 6, 2019, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 3, 2019 to stockholders of record as of June 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Financial Results Highlights for the Three Months Ended March 31, 2019

•	Net income was $7.0 million, or $0.24 per diluted share. Investment gains contributed approximately $0.8 million to net income, or $0.03 per diluted share.
•	Gross premiums written were $210.3 million, up 2.9% year-over-year, including 6.6% growth outside Florida and 0.1% growth in Florida.
•

Began writing personal residential business in Virginia and launched commercial residential product in New Jersey. Heritage is now actively writing personal residential business in twelve states (licensed in fifteen).

•	Favorable prior year reserve development of $0.6 million, representing third consecutive quarter of favorable development.
•	Net current accident year catastrophe losses of $15.0 million, including $10.2 million for Brevard County, FL hailstorm.
•

Repurchased 347,740 shares for $5.0 million at a 3% discount to first quarter 2019 book value per share, resulting in total capital returned to shareholders of $6.8 million in the quarter, including $0.06 per share regular quarterly dividend.

•

As previously disclosed, paid down $10.0 million of revolving credit facility debt and repurchased an incremental $5.8 million principal amount of convertible notes ($23.4 million principal amount of convertible notes remain outstanding with third parties), taking the debt-to-capital ratio to 24.1%, down 10.7 points year-over-year and 2.7 points sequentially.

Critical Accounting Policies and Estimates

When we prepare our consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2019, we reassessed our critical accounting policies and estimates as disclosed within our 2018 Form 10-K; we have made no material changes or additions with regard to such policies and estimates.

Results of Operations

The following table reports our unaudited results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(In thousands)
REVENUE:
Gross premiums written	$210,348	$204,366	$5,982	3%
Change in gross unearned premiums	18,242	22,797	(4,555)	(20)%
Gross premiums earned	228,590	227,163	1,427	1%
Ceded premiums	(118,899)	(121,055)	2,156	(2)%
Net premiums earned	109,691	106,108	3,583	3%
Net investment income	3,672	3,302	370	11%
Net realized gains (losses)	1,024	(227)	1,251	NM
Other revenue	3,874	2,843	1,031	36%
Total revenue	$118,261	$112,026	$6,236	6%

OPERATING EXPENSES:
Losses and loss adjustment expenses	62,139	53,091	9,048	17%
Policy acquisition costs	26,020	12,187	13,833	114%
General and administrative expenses	18,604	21,931	(3,327)	(15)%
Total operating expenses	106,763	87,209	19,554	22%
Operating income	11,498	24,817	(13,319)	(54)%
Interest expense, net	2,117	4,820	(2,703)	(56)%
Other non-operating expense, net	48	—	48	NM
Income before income taxes	9,333	19,997	(10,663)	(53)%
Provision for income taxes	2,369	5,168	(2,799)	(54)%
Net income	$6,964	$14,829	$(7,864)	(53)%
Basic net income per share	$0.24	$0.58	$(0.34)	(59)%
Diluted net income per share	$0.24	$0.55	$(0.31)	(57)%

NM= Not Meaningful

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

Gross premiums written

Gross premiums written were $210.3 million in first quarter 2019, up 2.9% from $204.4 million in the prior year quarter. The increase reflects further diversification, as gross premiums written grew 6.6% outside Florida, but only 0.1% in Florida. Premiums-in-force were $930.1 million at quarter-end, up 0.7% year-over-year, including 4.7% growth outside Florida and a 2.4% decline in Florida. Sequentially, premiums-in-force increased 0.7%, including 1.8% growth outside Florida and a 0.3% decline in Florida.

Gross premiums earned

Gross premiums earned were $228.6 million in first quarter 2019, up 0.6% from $227.2 million in the prior year quarter. This increase stems from the same items impacting gross premiums written.

Ceded premiums earned

Ceded premiums earned were $118.9 million, down 1.8% from $121.1 million in the prior year quarter. The decrease is primarily attributable to NBIC-related reinsurance synergies and a decline in NBIC’s gross quota share reinsurance program from 18.75% to 8.0%, partially offset by an increase in NBIC’s net quota share reinsurance program from 49.5% to 52%.

Net premiums earned

Net premiums earned were $109.7 million, up 3.4% from $106.1 million in the prior year quarter. The increase stems from higher gross premiums earned and lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $4.7 million, up $1.6 million year-over-year. The increase relates primarily to unrealized gains on equity securities in the current year quarter.

Other revenue

Other revenue was $3.9 million in the current year quarter, up $1.0 million year-over-year reflecting unrealized loss on equity securities recognized in 2018.

Total revenue

Total revenue was $118.3 million in the current year quarter, up 5.6% year-over-year. The increase primarily stems from higher net premiums earned, net investment income and other revenue, as described above.

Operating Expenses

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $62.1 million in the current year quarter, up $9.0 million from $53.1 million in the prior year quarter. The increase stems primarily from a higher net loss ratio in the current year quarter.

Policy acquisition costs

Policy acquisition costs were $26.0 million in the current year quarter, up $13.8 million from $12.2 million in the prior year quarter. The increase primarily reflects the favorable impact of NBIC-related purchase accounting on the prior year quarter and reduced ceding commission income in the current year quarter associated with a reduction to NBIC’s gross quota share reinsurance program from 18.75% to 8.0%.  The favorable 2018 purchase accounting impact occurred predominantly in the first two quarters and was limited thereafter, as acquisition costs increased with new business.

General and administrative expenses

General and administrative expenses were $18.6 million in the current year quarter, down $3.3 million from $21.9 million in the prior year quarter. The decrease is primarily attributable to lower EBITDA, and consequently, lower compensation accruals for compensation tied to EBITDA, in the current year quarter.

Interest and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $2.1 million in the current year quarter, down $2.7 million from $4.8 million in the prior year quarter. The decrease primarily reflects a $53.0 million year-over-year reduction in balance sheet long-term debt and a lower blended interest rate on outstanding debt

Provision for income taxes

Provision for income taxes was $2.4 million and $5.2 million for first quarter 2019 and 2018, respectively. The effective tax rate for the current year quarter is 25.4%, 40 basis points below the prior year quarter’s 25.8% rate. The effective tax rate can fluctuate throughout the year as estimates used in the first quarter’s tax provision are updated with additional information throughout the year.

Net income

First quarter 2019 net income was $7.0 million ($0.24 per diluted share) compared to $14.8 million ($0.55 cents per diluted share) in the prior year quarter. The decrease primarily reflects a higher net expense ratio stemming from the favorable impact of purchase accounting on the prior year quarter and a higher net loss ratio.

Ratios

	For the Three Months Ended March 31,
	2019	2018
	(unaudited)
Gross ceded premium ratio	52.0%	53.3%

Net loss and LAE ratio	56.6%	50.0%
Net operating expense ratio	40.7%	32.2%
Net combined ratio	97.3%	82.2%

Gross ceded premium ratio

The gross ceded premium ratio was 52.0% in first quarter 2019, down 1.3 points from 53.3% in the prior year quarter. The decrease is primarily attributable to NBIC-related reinsurance synergies and a decline in NBIC’s gross quota share reinsurance program from 18.8% to 8.0%, partly offset by an increase in NBIC’s net quota share program from 49.5% to 52.0%.

Net loss and LAE ratio

The net loss and LAE ratio was 56.6% in first quarter 2019, up 6.6 points from 50.0% in the prior year quarter. The increase relates to higher current accident quarter net losses and LAE, partly offset by better reserve development and a lower ceded premium ratio.

Net operating expense ratio

The net operating expense ratio was 40.7% in first quarter 2019, up 8.5 points from 32.2% in the prior year quarter. The increase primarily stems from the favorable impact of NBIC-related purchase accounting on the prior year quarter and reduced ceding commission income in the current year quarter associated with an overall reduction to NBIC’s quota share reinsurance programs, partly offset by a lower ceded premium ratio.

Net combined ratio

The net combined ratio was 97.3% in first quarter 2019, up 15.1 points from 82.2% in the prior year quarter. The increase stems from higher net loss and operating expense ratios, as described above.

Liquidity and Capital Resources

As of March 31, 2019, we had $279.7 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $12.3 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At March 31, 2019, approximately $20 million was held in Osprey’s trust account.

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

Cash Flows

	For the Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$85,322	$(12,132)	$97,454
Investing activities	(34,171)	55,747	(89,918)
Financing activities	(21,544)	(3,668)	(17,876)
Net increase (decrease) in cash and cash equivalents	$29,607	$39,947	$(10,340)

Operating Activities

Net cash provided by operating activities was $85.3 million for the three months ended March 31, 2019 compared to cash used of $12.1 million for the three months ended March 31, 2018. The increase in cash from operating activities relates primarily to collection of reinsurance on catastrophe claims and a reduction of unpaid losses and loss adjustment expenses during the first quarter of 2019 compared to the first quarter of 2018.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $34.2 million as compared to cash provided of $55.7 million for the comparable period in 2018. The cash provided by investing activities in the first quarter of 2018 relates to investments sold during the quarter, primarily to fund payments of Hurricane Irma claims pending reinsurance recoveries whereas we increased invested assets during the first quarter of 2019.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was $21.5 million, as compared to cash used in financing activities of $3.7 million for the comparable period in 2018. The increase in cash used in financing activities is due primarily to stock repurchased under the stock repurchase program in the current year, principal payment on the revolving credit line and purchase of Convertible Senior Notes during the first quarter of 2019.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2019, the borrowing under our Credit Facilities were accruing interest at a rate of 5.8125% per annum.

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

FHLB Loan Agreements

In November 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the Federal Home Loan Bank (“FHLB”) Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Company’s Senior Secured Notes due 2023 (“Senior Notes”) in 2018. The Company does not have any Senior Notes outstanding as of March 31, 2019.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2019:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Convertible debt	$39,575	$1,032	$2,751	$2,751	$33,041
Note Payable	104,329	9,671	24,552	70,106	—
Mortgage loan	21,057	670	1,786	1,786	16,815
FHLB agreement	22,066	455	1,206	20,405	—
Lease obligations	11,075	1,091	2,842	2,692	4,450
Other obligations and commitments (1)	169,262	169,262	—	—	—
Total Contractual Obligations	$367,364	$182,181	$33,137	$97,740	$54,306

(1)	Represents deposits premiums on reinsurance contracts

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

Off-Balance Sheet Arrangements

We do not have transactions with unconsolidated entities, such as entities often referred to as structured financial or special purpose entities, whereby we have financial guarantees, subordinated retained interest, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligation under a variable interest in an unconsolidated entity that provides financial, liquidity, market risk, or credit risk support to us.

Recent  Accounting Pronouncements

The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2019 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at March 31, 2019 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$472,832	$(55,108)	(10)%
200 basis point increase	$491,203	$(36,737)	(7)%
100 basis point increase	$509,572	$(18,368)	(3)%
100 basis point decrease	$546,303	$18,363	3%
200 basis point decrease	$563,473	$35,533	7%
300 basis point decrease	$572,696	$44,756	8%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at March 31, 2019 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$49,212	9%	$49,151	9%
AA+	$176,927	33%	$176,004	33%
AA	$61,645	12%	$61,925	12%
AA-	$37,703	7%	$37,899	7%
A+	$24,164	5%	$24,243	5%
A	$31,061	6%	$31,071	6%
A-	$39,492	7%	$39,426	7%
BBB+	$39,521	7%	$39,784	8%
BBB	$17,120	3%	$17,050	3%
BBB-	$4,717	1%	$4,647	1%
BB+	$720	0%	$734	0%
BB	$414	0%	$413	0%
BB-	$101	0%	$99	0%
B+	$134	0%	$131	0%
B	$871	0%	$867	0%
NA and NR	$44,391	8%	$44,496	8%
Total	$528,193	100%	$527,940	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2019 consists of common stocks and redeemable and non-redeemable preferred stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at March 31, 2019 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$1,602	9%
Energy	2,283	13%
Other	13,489	78%
Subtotal	$17,375	100%
Mutual Funds and ETF By type:
Equity	$—	—
Total	$17,375	100%

Foreign Currency Exchange Risk

At March 31, 2019, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our 2018 Form 10-K set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. No material changes have occurred with respect to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended March 31, 2019, we purchased 347,740 shares of common stock for an aggregate purchase of $5.0 million under our share repurchase program. A summary of our common stock repurchases during the three months ended March 31, 2019 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2019 through January 31, 2019	—	$—	—	$50,000
February 1, 2019 through February 28, 2019	—	$—	—	$50,000
March 1, 2019 through March 31, 2019	347,740	$14.56	347,740	$44,989
Total	347,740		347,740

(1)	Average price paid per share excludes cash paid for commissions.
(2)

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share.

Item 4. Mine Safety Disclosures

None

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
4.1	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017
4.2

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017

10.8*

Credit Agreement, dated December 14, 2018, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2019	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2019	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)