Form 10-Q
period 2019-06-30
Heritage Insurance Holdings, Inc.
filed 2019-08-07
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on July 31, 2019 was 29,855,378

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iii) our estimates with respect to tax and accounting matters; (iv) future dividends, if any; (v) our expectations related to our financing activities; (vi) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (vii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements; (viii) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results and (ix) the potential effects of our current legal proceedings.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $546,687 and $518,391)	553,619	$509,649
Equity securities, at fair value (cost of $1,618 and $18,698)	1,618	16,456
Other investments	22,761	2,488
Total investments	577,998	528,593
Cash and cash equivalents	262,489	250,117
Restricted cash	13,784	12,253
Accrued investment income	4,549	4,468
Premiums receivable, net	57,045	57,000
Reinsurance recoverable on paid and unpaid claims	330,406	317,930
Prepaid reinsurance premiums	331,543	233,071
Income taxes receivable	17,731	35,586
Deferred policy acquisition costs, net	74,064	73,055
Property and equipment, net	21,110	17,998
Intangibles, net	72,663	76,850
Goodwill	152,459	152,459
Other assets	18,144	9,333
Total Assets	$1,933,985	$1,768,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$430,412	$432,359
Unearned premiums	479,162	472,357
Reinsurance payable	324,834	166,975
Long-term debt, net	132,449	148,794
Deferred income tax, net	17,535	7,705
Advance premiums	24,463	20,000
Accrued compensation	4,758	9,226
Accounts payable and other liabilities	81,522	85,964
Total Liabilities	$1,495,135	$1,343,380

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,855,378 shares issued and 29,274,577 shares outstanding at June 30, 2019; 30,083,559 shares issued and 29,477,756 shares outstanding at December 31, 2018	3	3
Additional paid-in capital	330,281	325,292
Accumulated other comprehensive income (loss)	5,259	(6,527)
Treasury stock, at cost, 7,720,177 and 7,214,797 shares, respectively	(96,529)	(89,185)
Retained earnings	199,836	195,750
Total Stockholders' Equity	438,850	425,333
Total Liabilities and Stockholders' Equity	$1,933,985	$1,768,713

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Gross premiums written	$254,840	$263,664	$465,188	$468,030
Change in gross unearned premiums	(24,882)	(32,693)	(6,640)	(9,896)
Gross premiums earned	229,958	230,971	458,548	458,134
Ceded premiums	(115,875)	(119,767)	(234,774)	(240,822)
Net premiums earned	114,083	111,204	223,774	217,312
Net investment income	3,830	2,555	7,502	5,857
Net realized gains (losses)	1,303	(85)	2,327	(312)
Other revenue	3,627	4,298	7,501	7,141
Total revenues	122,843	117,972	241,104	229,998
EXPENSES:
Losses and loss adjustment expenses	74,299	65,989	136,438	119,080
Policy acquisition costs, net of ceding commission income for the three and six months ended June 30, 2019 of $12.1 million and $25 million, respectively	27,087	19,411	53,107	31,598
General and administrative expenses, net of ceding commission income for the three and six months ended June 30, 2019 of $4 million and $8.3 million, respectively	18,384	24,422	36,988	46,352
Total expenses	119,770	109,822	226,533	197,030
Operating income	3,073	8,150	14,571	32,968
Interest expense, net	1,984	5,386	4,101	10,206
Other non-operating (income)/loss, net	—	(542)	48	(542)
Income before income taxes	1,089	3,306	10,422	23,304
Provision for income taxes	368	898	2,737	6,066
Net income	$721	$2,408	$7,685	$17,238
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	7,068	(545)	15,104	(7,023)
Reclassification adjustment for net realized investment losses	59	85	394	312
Income tax (expense) benefit related to items of other comprehensive income	(1,304)	(239)	(3,712)	1,584
Total comprehensive income	$6,544	$1,709	$19,471	$12,111
Weighted average shares outstanding
Basic	29,346,234	25,631,871	29,442,363	25,679,448
Diluted	29,352,796	26,316,597	29,447,668	26,480,707
Earnings per share
Basic	$0.02	$0.09	$0.26	$0.67
Diluted	$0.02	$0.09	$0.26	$0.65

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Restricted stock vested, net of surrendered shares	17,000	—	(118)	—	—	—	(118)
Stock-based compensation on vested restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Dividends declared on common stock	—	—	—	(1,807)	—	—	(1,807)
Tax rate change	—	—	48	—	—	—	48
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087
Net unrealized change in investments, net of tax	—	—	—	—	—	5,823	5,823
Stock-based compensation on vested restricted stock	—	—	1,344	—	—	—	1,344
Convertible Option debt extinguishment	—	—	—	—	—	—	—
Stock buy-back	(157,640)	—	—	—	(2,333)	—	(2,333)
Dividends declared on common stock	—	—	—	(1,792)	—	—	(1,792)
Net income	—	—	—	721	—	—	721
Balance at June 30, 2019	29,274,577	$3	$330,281	$199,836	$(96,529)	$5,259	$438,850

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,006	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effective of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,006	3	294,836	174,959	(87,185)	(2,797)	379,816
Stock buy-back	(115,200)	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	1,306	—	—	—	1,306
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Tax effect of warrant reclassification	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(1,601)	—	—	(1,601)
Net unrealized change in investments, net of tax	—	—	—	—	—	(4,428)	(4,428)
Net income	—	—	—	14,830	—	—	14,830
Balance at March 31, 2018	25,769,806	$3	$297,112	$188,612	$(89,185)	$(7,649)	$388,893
Net unrealized change in investments, net of tax	—	—	—	—	—	(699)	(699)
Stock-based compensation on vested restricted stock	—	—	1,306	—	—	—	1,306
Convertible Option debt extinguishment	—	—	(4,235)	—	—	—	(4,235)
Dividends declared on common stock	—	—	—	(1,593)	—	—	(1,593)
Net income	—	—	—	2,408	—	—	2,408
Balance at June 30, 2018	25,769,806	$3	$294,183	$189,427	$(89,185)	$(8,348)	$386,080

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$7,685	$17,238
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,689	2,612
Bond amortization and accretion	2,514	3,454
Amortization of original issuance discount on debt	730	2,050
Depreciation and amortization	5,492	14,041
Net realized losses	394	312
Net unrealized investment gains	(2,721)	—
Net loss from repurchase of debt	(48)	(542)
Deferred income taxes	4,525	(15,579)
Changes in operating assets and liabilities:
Accrued investment income	(81)	751
Premiums receivable, net	(45)	(411)
Prepaid reinsurance premiums	(98,472)	(68,160)
Reinsurance recoverable on paid and unpaid claims	(12,476)	(110,500)
Income taxes receivable	17,855	(5,154)
Deferred policy acquisition costs, net	(1,009)	(27,970)
Other assets	(8,811)	(3,356)
Unpaid losses and loss adjustment expenses	(1,947)	18,527
Unearned premiums	6,805	9,896
Reinsurance payable	157,859	258,930
Accrued interest	128	(3,148)
Accrued compensation	(4,468)	(9,723)
Advance premiums	4,463	12,173
Income taxes payable	(14,396)	—
Other liabilities	9,751	(47,109)
Net cash provided by operating activities	76,415	48,332
INVESTING ACTIVITIES
Fixed maturity securities sales	61,290	158,251
Fixed maturity securities purchases	(95,336)	(127,701)
Proceeds from sales of equity securities	26,529	5,360
Purchase of equity securities	(4,833)	(4,605)
Limited partnership interest	(20,006)	—
Proceeds from sale of assets	71	—
Cost of property and equipment acquired	(4,487)	(367)
Net cash (used in) provided by investing activities	(36,772)	30,938
FINANCING ACTIVITIES
Repayment of term note	(11,875)	—
Mortgage loan payments	(138)	(131)
Repurchase of convertible notes	(2,869)	(13,248)
Purchase of treasury stock	(7,344)	(2,000)
Tax withholdings on share-based compensation awards	(118)	—
Dividends paid	(3,396)	(3,194)
Net cash used in financing activities	(25,740)	(18,573)
Increase in cash, cash equivalents, and restricted cash	13,903	60,697
Cash, cash equivalents and restricted cash, beginning of period	262,370	174,530
Cash, cash equivalents and restricted cash, end of period	$276,273	$235,227
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$13,728	$5,406
Interest paid	$3,529	$8,317
Issuance of shares on conversion of convertible notes	$4,210	—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$262,489	$250,117
Restricted cash	13,784	$12,253
Total	$276,273	$262,370

Restricted cash primarily presents funds held to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re bonds and certain states in which the Company’s insurance subsidiaries conduct business to meet regulatory requirements.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are, necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

Significant accounting policies

The Accounting policies of the Company are set forth in Note 1 to Condensed Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10-K. We include herein certain updates to those policies.

Leases

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of distinct identified assets, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

All significant lease arrangements are generally recognized at lease commencement. A right of use (“ROU”) asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Operating lease ROU assets and liabilities are recognized based on the present value of the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the term of the lease. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of leases payments.

In the first quarter of 2019, the Company adopted ASU 2016 -02 and did not recognize an opening adjustment to retained earnings as a result of the adoption of FASB 842. Refer to Note 5-Leases herein for further information.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

At the inception of a contract, we assess whether the contract is, or contains, a lease. The assessment is based on (1) whether the contract involves the use of distinct identified assets, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset.

All significant lease arrangements are generally recognized at lease commencement. A ROU asset and corresponding lease liability are not recorded for leases with an initial term of 12 months or less (short term leases) and we recognize lease expense for these leases as incurred over the lease term.

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Operating lease ROU assets and liabilities are recognized based on the present value of the lease term. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the term of the lease. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of leases payments.

We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification or recognize short-term leases on our balance sheet. At implementation, we recorded approximately $2.8 million as right-of-use operating and financing leased assets in other assets and approximately $2.8 million of lease liabilities in accounts payable and other liabilities. We did not recognize an opening adjustment to retained earnings. Adoption of this standard did not materially impact the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income and Statements of Cash Flows. See Note 5 to the condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. As the Company adopted ASU 2016-01 on January 1, 2018, the improvements in ASU 2019-04 are effective in the first quarter of 2020. Early adoption is permitted. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and the improvements in ASU 2019-04 will be adopted concurrently. The Company is currently evaluating the impact of adopting ASU 2019-04 on its condensed consolidated financial statements and related disclosures.

For information regarding other accounting standards that the Company has not yet adopted, refer to our Annual Report on Form 10-K, filed on March 12, 2019, the section of Note 1 of the notes to the consolidated financial statements entitled the “Accounting Pronouncement Not Yet  Adopted”.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at June 30, 2019 and December 31, 2018:

June 30, 2019	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities (1)	$56,395	$260	$68	$56,587
States, municipalities and political subdivisions	72,313	1,373	29	73,657
Special revenue	250,062	3,193	440	252,815
Industrial and miscellaneous	167,917	2,794	151	170,560
Total	$546,687	$7,620	$688	$553,619

December 31, 2018	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities (1)	$48,739	$40	$738	$48,041
States, municipalities and political subdivisions	60,028	46	785	59,289
Special revenue	249,026	210	3,881	245,355
Industrial and miscellaneous	155,678	81	3,302	152,457
Redeemable preferred stocks	4,920	—	413	4,507
Total	$518,391	$377	$9,119	$509,649
(1)

U.S. government and agency securities include pledged fixed maturity securities with an estimated fair value of $24.4 million and $31.0 million under the terms and condition of the advance agreement entered into with a financial institution as of June 30, 2019 and December 31, 2018, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and six months ended June 30, 2019 and 2018.

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended June 30,	(In thousands)
Fixed maturity securities	$975	$29,359	$2	$70,401
Equity securities	1,255	17,253	1	169
Total realized gains	2,230	46,612	3	70,570
Fixed maturity securities	(140)	6,406	(39)	7,487
Equity securities	(1,079)	5,517	(49)	1,517
Total realized losses	(1,219)	11,923	(88)	9,004
Net realized gains and (losses)	$1,011	$58,535	$(85)	$79,574

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Six Months Ended June 30,	(In thousands)
Fixed maturity securities	$968	$42,387	$76	$233,874
Equity securities	2,447	23,413	1	169
Total realized gains	3,415	65,800	77	234,043
Fixed maturity securities	(204)	13,089	(242)	61,325
Equity securities	(1,176)	1,792	(147)	3,758
Total realized losses	(1,380)	14,881	(389)	65,083
Net realized gains and (losses)	$2,035	$80,681	$(312)	$299,126

Gains (losses) on equity investments consists of realized and unrealized holding gains or losses on marketable equity investments and fair value adjustment, including, if any, impairments on nonmarketable equity investments. For the six months ended June 30, 2018, the Company reported changes in the fair value of equity investments in Other revenue.

For the three months ended June 30, 2019 and 2018, the Company received proceeds from the sale of marketable equity securities of approximately $2.3 million and $1.6 million, respectively. The Company recorded gross gains from these sales of $1.3 million and a gross loss of $1.1 million and a gross gain of $1,000 and gross loss of $49,300 for the comparable period for the prior year period.

For the six months ended June 30, 2019 and 2018, the Company received proceeds from the sale of its holdings in marketable equity securities of approximately $26.5 million and $5.4 million, respectively. These sales resulted in gross gains of $2.4 million and gross losses of $1.2 million, and a gross gain of $1,000 and a gross loss of $147,000 respectively, related primarily to unrealized holding gains or losses in certain marketable equity securities.

As of June 30, 2019, the Company has unrealized holding gains of $292,000 recognized on nonmarketable other investments still held at reporting date.

The following table provides the unrealized gains and losses recorded on equity securities and other investments from changes in fair value still held of the reporting period:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Unrealized gains (loss) recognized on equity securities still held at reporting date	$292	$(45)	$292	$(405)

The table below summarizes the Company’s fixed maturity securities at June 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$66,490	12%	$66,518	12%
Due after one year through five years	173,670	32%	175,086	32%
Due after five years through ten years	135,901	25%	139,352	25%
Due after ten years	170,626	31%	172,663	31%
Total	$546,687	100%	$553,619	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,
	2019	2018
	(In thousands)
Fixed maturity securities	$3,571	$2,593
Equity securities	517	314
Cash and cash equivalents	197	204
Other investments	241	114
Net investment income	4,526	3,225
Less: Investment expenses	696	670
Net investment income, less investment expenses	$3,830	$2,555

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Fixed maturity securities	$6,295	$4,978
Equity securities	944	617
Cash and cash equivalents	938	1,243
Other investments	542	183
Net investment income	8,719	7,021
Less: Investment expenses	1,217	1,164
Net investment income, less investment expenses	$7,502	$5,857

Limited Partnerships and Limited Liability Company Investments

The Company has interests in limited partnerships (“LPs”) that are not registered or readily tradable on a securities exchange. The investments are private equity funds managed by general partners who make financial policy and operational decisions. The Company is not the primary beneficiary and does not consolidate these partnerships. As of June 30, 2019, the estimated fair value of our investments in the LPs interests was $20.3 million. The general partner's objective is to achieve capital appreciation through investments in marketable securities and broad markets, preferred stock, industry-focused and fixed income exchange-traded funds (ETFs).

These funds are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized gains (losses) on the Company’s condensed consolidated statement of income and comprehensive income. Sales of these investments are reported within net realized gains (losses).

The Company has an interest in a limited liability company (“LLC”) that is not registered or readily tradable on a securities exchange. The investment is in an LLCs that maintains a specific ownership account for each investor, similar to a partnership capital account structure, and is viewed as similar to an investment in a LP for purposes of determining whether a noncontrolling investment in an LLC shall be accounted for using the cost method or the equity method. The Company receives monthly returns of capital from the LLC which reduces the investment. As of June 30, 2019, the estimated fair value of the Company’s investments in the LLCs interest was $2.5 million. The expenses from these funds are recorded to net investment income.

For the six month ended June 30, 2019, the Company invested $20.3 million in LPs and LLCs. For the comparable period of 2018, the Company did not increase its investment portfolio for this category. For the period ended June 30, 2019, the Company recognized net investment gains in LPs in aggregate of $291,682. As of the second quarter of 2019 and 2018, the Company received total cash distributions from its LLC investments of $29,875 and $261,080, respectively, representing return of capital on its investments. The Company incurred $138,898 of allocated costs during the second quarter of 2019 and $1,329 for the comparable period of 2018.

The following tables present an aging of our unrealized losses on fixed maturity investments by investment class as of June 30, 2019 and December 31, 2018:

	Less Than Twelve Months			Twelve Months or More
June 30, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities	2	$—	$646	39	$68	$8,367
States, municipalities and political subdivisions	1	—	531	13	29	8,898
Industrial and miscellaneous	10	1	2,561	97	150	27,032
Special revenue	15	6	1,913	220	434	52,484
Total fixed maturity securities	28	$7	$5,651	369	$681	$96,781

	Less Than Twelve Months			Twelve Months or More
December 31, 2018	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities	17	$129	$10,485	66	$609	$20,488
States, municipalities and political subdivisions	13	103	12,864	42	682	39,979
Industrial and miscellaneous	214	1,479	70,156	232	1,822	70,375
Special revenue	105	1,260	76,335	323	2,621	108,319
Redeemable preferred stocks	55	193	2,541	27	221	1,965
Total fixed maturity securities	404	$3,164	$172,381	690	$5,955	$241,126

The Company is required to maintain assets on deposit with various regulatory authorities to support its insurance and reinsurance operations.

As of June 30, 2019, the Company evaluated its fixed maturity securities for impairment and determined that none of its investments in fixed maturity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the fixed maturity securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the fixed maturity securities before the Company recovers its amortized cost basis.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy. As of June 30, 2019 and December 31, 2018, there were no transfers in or out of Level 1, 2, and 3.

The Company also invests in private limited partnerships and limited liability companies. This investment class has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity.

Investments excluded from the fair value hierarchy

Limited Partnerships and Limited Liability Companies. Fair value estimates of the LPs and LLCs are based on their net asset values, as reported by the manager of the LP or LLC. The fair value of these investments is measured at net asset value and is excluded from the fair value hierarchy. For the current LPs, the Company may, as of the last day of each calendar quarter, upon at least 65 days’ prior written notice, withdrawal all or any portion of the balance in its investment. There is a 3 percent withdrawal fee if made during the first year of investment.

June 30, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(In thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$56,587	$365	$56,222	$—
States, municipalities and political subdivisions	73,657	—	73,657	—
Special revenue	252,815	—	252,815	—
Industrial and miscellaneous	170,560	—	170,560	—
Total fixed maturity securities	553,619	365	553,254	—
Equity securities
Common stock	1,618	1,618	—	—
Total investments	555,237	1,983	553,254	—
Investment reported at NAV	22,761	—	—	—
Total investments	$577,998	$1,983	$553,254	$—

December 31, 2018	Total	Level 1	Level 2	Level 3
Invested Assets:	(In thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$48,041	$354	$47,687	$—
States, municipalities and political subdivisions	59,289	—	59,289	—
Special revenue	245,355	—	245,355	—
Industrial and miscellaneous	152,457	—	152,457	—
Redeemable preferred stocks	4,507	4,507	—	—
Total fixed maturity securities	509,649	4,861	504,788	—
Equity securities
Common stock	3,686	3,686	—	—
Non-redeemable preferred stock	12,770	12,770	—	—
Total equity securities	16,456	16,456	—	—
Investment reported at NAV	2,488	—	—	—
Total investments	$528,593	$21,317	$504,788	$—

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended June 30, 2019 and 2018, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the second quarters of 2019 and 2018. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) was $11.8 million and $(5.1) million for the six months ended June 30, 2019 and 2018, respectively. The difference between net income as reported and comprehensive income was due to the changes in unrealized gains and losses, net of taxes on fixed maturities securities.

	For the Three Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$7,068	$(1,293)	$5,775	$(545)	$(257)	$(802)
Reclassification adjustment of realized losses (gains) included in net income	59	(11)	48	85	18	103
Effect on other comprehensive income	$7,127	$(1,304)	$5,823	$(460)	$(239)	$(699)

	For the Six Months Ended June 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$15,104	$(3,617)	$11,487	$(7,023)	$1,518	$(5,505)
Reclassification adjustment of realized losses (gains) included in net income	394	(95)	299	312	66	378
Effect on other comprehensive income	$15,498	$(3,712)	$11,786	$(6,711)	$1,584	$(5,127)

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

Components of our lease costs for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Amortization of ROU assets - Finance leases	$18	$38
Interest on lease liabilities - Finance leases	7	14
Variable lease cost (cost excluded from lease payments)	111	221
Operating lease cost (cost resulting from lease payments)	328	588
Total lease cost	$464	$861

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of June 30, 2019 are as follows (in thousands):

June 30, 2019
Finance lease - Operating cash flows	$16
Finance lease - Financing cash flows	$47

Operating lease - Operating cash flows (fixed payments)	$341
Operating lease - Operating cash flows (liability reduction)	$276

Supplemental balance sheet information related to our operating and financing leases as of June 30, 2019 are as follows (in thousands):

	Balance Sheet Classification	June 30, 2019
Right-of-use assets	Other assets	$7,042
Lease Liability (1)	Accounts payable and other liabilities	$(8,718)

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of June 30, 2019 are as follows:

June 30, 2019
Weighted average lease term - Finance leases	3.89 yrs.
Weighted average lease term - Operating leases	8.38 yrs.
Weighted average discount rate - Finance leases	9.24%
Weighted average discount rate - Operating leases	5.32%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of June 30, 2019 are as follows (in thousands):

June 30, 2019
2019 remaining	$681
2020	1,408
2021	1,376
2022	1,410
2023	1,359
2024 and thereafter	4,676
Total lease payments	10,910
Less: imputed interest	(2,192)
Present value of lease liabilities	$8,718

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,303	4,901
Office furniture and equipment	1,973	1,397
Tenant and leasehold improvements	7,919	4,477
Vehicle fleet	783	854
Total, at cost	29,950	25,601
Less: accumulated depreciation and amortization	(8,840)	(7,603)
Property and equipment, net	$21,110	$17,998

Depreciation and amortization expense for property and equipment was $1.0 million and $372,000 for the three months ended June 30, 2019 and 2018 and $1.6 million and $786,000 for the six months ended June 30, 2019 and 2018, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At June 30, 2019 and December 31, 2018 goodwill was $152.5 million and intangible assets were $72.7 million and $76.9 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2018	$152,459
Goodwill acquired	—
Impairment	—
Balance as of June 30, 2019	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company in March 2016 and NBIC Holdings, Inc. in November 2017 and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

Amortization expense of our intangible assets for the three months ended June 30, 2019 and 2018 was $2.1 million and $6.6 million and $4.2 million and $13.3 million for the six months ended June 30, 2019 and 2018, respectively.  No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended June 30, 2019 or 2018.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2019 remaining	$4,021
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,558
Total	$71,348
(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income attributable to common stockholders (000's)	$721	$2,408	$7,685	$17,238
Weighted average shares outstanding	29,346,234	25,631,871	29,442,363	25,679,448
Basic earnings per share:	$0.02	$0.09	$0.26	$0.67

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$721	$2,408	$7,685	$17,238
Weighted average shares outstanding	29,346,234	25,631,871	29,442,363	25,679,448
Weighted average dilutive shares	6,562	684,726	5,305	801,259
Total weighted average dilutive shares	29,352,796	26,316,597	29,447,668	26,480,707
Diluted earnings per share:	$0.02	$0.09	$0.26	$0.65

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the quarter ended June 30, 2019 and 2018, the Company allocated ceding commission income of $12.1 million and $13.5 million to policy acquisition costs and $4.0 million and $4.5 million to general and administrative expense, respectively. For the six months ended June 30, 2019 and 2018, the Company allocated ceding commission income of $25.0 million and $27.7 million to policy acquisition costs and $8.3 million and $9.2 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Beginning balance of deferred ceding commission income	$40,474	$47,841	$44,996	$51,277
Ceding commission deferred	10,389	12,986	23,036	28,542
Less: ceding commission earned	(16,158)	(17,991)	(33,327)	(36,983)
Ending balance of deferred ceding commission income	$34,705	$42,836	$34,705	$42,836

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Beginning Balance	$69,883	$53,862	$73,055	$41,678
Policy acquisition costs deferred	35,271	31,572	73,901	55,940
Amortization	(31,090)	(15,786)	(72,892)	(27,970)
Ending Balance	$74,064	$69,648	$74,064	$69,648

NOTE 11. INCOME TAXES

For the three months ended June 30, 2019 and 2018, the Company recorded $0.4 million and $0.9 million, respectively, of income tax expenses which corresponds to effective tax rates of 33.8% and 27.2%, respectively. Lower pre-tax income for the quarter had a significant adverse impact on the effective tax rate for the discrete quarter due to the impact of permanent tax differences. During the six months ended June 30, 2019 and 2018, the Company recorded $2.7 million and $6.1 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 26.3% and 26.0%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for the second quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	June 30, 2019	December 31, 2018
Deferred tax assets:	(In thousands)
Unearned premiums	$7,569	$12,090
Unearned commission	8,309	10,733
Net operating loss	109	109
Tax-related discount on loss reserve	2,631	2,329
Unrealized loss	—	2,631
Investments	—	—
Stock-based compensation	859	297
Accrued expenses	844	2,321
Other	2,514	1,443
Total deferred tax asset	22,835	31,953
Deferred tax liabilities:
Deferred acquisition costs	17,736	17,494
Prepaid expenses	173	112
Unrealized gains	1,734	—
Property and equipment	427	664
Note discount	502	710
Basis in purchased investments	129	163
Basis in purchased intangibles	18,037	18,982
Other	1,632	1,533
Total deferred tax liabilities	40,370	39,658
Net deferred tax liability	$(17,535)	$(7,705)

In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 will be examined. The Company does not believe the examination results will have an adverse impact on the condensed consolidated financial statements.

At June 30, 2019 and December 31, 2018, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

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

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds issued by Citrus Re Ltd. The catastrophe reinsurance may be on an excess of loss or quota share basis. We also purchase reinsurance for non-catastrophe losses on a quota share, per risk or facultative basis. Purchasing a sufficient amount of reinsurance to consider catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy, and premiums paid (or ceded) to reinsurers is one of our largest cost components. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

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

In the event that we incur losses and loss adjustment expenses recoverable under our reinsurance program, we record amounts recoverable from our reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of our liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to our estimate of unpaid losses. As a result, a reasonable possibility exists that an estimated recovery may change significantly in the near term from the amounts included in our condensed consolidated financial statements.

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our reinsurance program provides reinsurance in excess of our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. We share portions of our reinsurance program coverage among our insurance company affiliates.

Significant Reinsurance Contracts

2019-2020 Excess of Loss Reinsurance Programs

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2019, we entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), the Florida Hurricane Catastrophe Fund (“FHCF”) and Osprey, our captive reinsurer. The FHCF covers Florida risks only and we participate at 90%. Our third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2019-2020 reinsurance program provides first event coverage up to $1.5 billion for Heritage P&C, first event coverage up to $708.0 million for Zephyr, and first event coverage up to $936.0 million for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million; Zephyr - $20.0 million; NBIC – $13.8 million.

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

We are responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $2.6 billion of limit purchased in 2019 includes reinstatement through the purchase of reinstatement premium protection. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2019-2020 catastrophe reinsurance programs is approximately $249.2 million.

Gross Quota Share Reinsurance

NBIC did not enter into a gross quota share reinsurance program for the fiscal year beginning June 1, 2019. For the previous fiscal year, NBIC purchased an 8% gross quota share reinsurance treaty effective June 1, 2018 which provided ground up loss recoveries of up to $1.0 billion.

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss). An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2018 ceding 52% of the net premiums and losses and 10% of the prior year quota share will run off.

Aggregate Coverage

A $931.0 million of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Layer 5, Stub layers, Multi-Zonal and 2017-1 Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company purchased reinstatement premium protection for $627.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

NBIC placed 40% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring May 31, 2019. The limit on the contract is $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring December 31, 2019. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

Per Risk Coverage

For southeast losses and northeast commercial residential losses, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For Northeast commercial residential losses only, the Company purchased property per risk coverage for losses and loss adjustments expenses in excess of $750,000 per claim. The limit recovered for an individual loss is $250,000 and total limit for all losses is $750,000. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. This coverage applies to Southeast losses and Northeast commercial residential losses, excluding losses from named storms.

General Excess of Loss

NBIC’s general excess of loss reinsurance protects NBIC from single risk losses, both property and casualty. The casualty coverage provided by this reinsurance contract also responds on a “Clash” basis, meaning that multiple policies involved in a single loss occurrence can be aggregated into one loss and applied to the reinsurance contract. The coverage is in two layers in excess of NBIC’s retention of the first $400,000 of loss. The first layer is $350,000 excess $400,000 and the second layer is $2.75 million excess $750,000 (Casualty second layer is $1.25 million excess $750,000). Both layers are 100% placed.

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit.

2018 – 2019 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2018, we entered into catastrophe excess of loss reinsurance agreements covering Heritage P&C, Zephyr and NBIC. The catastrophe reinsurance programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re and FHCF. The FHCF covers Florida risks only and we participate at 45%. Citrus Re, which provides fully collateralized multi-year coverage, covers catastrophe losses incurred by Heritage P&C only through the 2016 Class D and 2017-1 Notes, and covers catastrophe losses incurred by Heritage P&C, Zephyr and NBIC through the 2016 Class E Note. Our third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2018-2019 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $801.0 million for Zephyr, and first event coverage up to $1.0 billion for NBIC. Our first event retention for each insurance company subsidiary follows: Heritage P&C - $20.0 million; Zephyr - $20.0 million; NBIC – $12.8 million. Our second and third event retentions for each insurance company subsidiary follows: Heritage P&C - $16.0 million; Zephyr - $16.0 million; NBIC – $8.8 million.

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

We are responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.4 billion of limit purchased in 2018 includes reinstatement through the purchase of reinstatement premium protection. In total, we have purchased $3.5 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2018-2019 catastrophe reinsurance programs is approximately $252.0 million.

Gross Quota Share Reinsurance

NBIC purchased an 8% gross quota share reinsurance treaty effective June 1, 2018 which provides ground up loss recoveries of up to $1.0 billion. Prior to this treaty, NBIC’s gross quota share treaty was 18.75%.

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss). An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. NBIC ceded 49.5% of net premiums and losses during 2018 to the Net Quota Share and 8% of the 2017 Net Quota Share was in runoff. The Net Quota Share program was renewed on December 31, 2018 ceding 52% of the net premiums and losses and 10% of the prior year quota share will run off.

Aggregate Coverage

A $1.1 billion of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Stub layers, Multi-Zonal, 2017-1 Notes and 2016 Class E Notes). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company purchased reinstatement premium protection for $669.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF and 2016 Class D Notes) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

NBIC placed 42.5% of an aggregate contract, which covers all catastrophe losses excluding named storms, on May 31, 2018, expiring December 31, 2018. The limit on the contract is $20.0 million, with a retention of $3.0 million and franchise deductible of $1.5 million.

NBIC placed 92% of an occurrence contract, which covers all catastrophe losses excluding named storms, on May 31, 2018, expiring December 31, 2018. The limit on the contract is $20.0 million with a retention of $20.0 million.

NBIC placed 40% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring May 31, 2019. The limit on the contract is $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2018, expiring December 31, 2019. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

Per Risk Coverage

For southeast losses and northeast commercial residential losses, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. In addition, the Company purchased facultative reinsurance in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. This coverage applied to Southeast losses and Northeast commercial residential losses, excluding losses from name storms.

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

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit.

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Premium written:
Direct	$254,840	$263,664	$465,188	$468,030
Ceded	(312,600)	(251,632)	(359,442)	(308,982)
Net	$(57,760)	$12,032	$105,746	$159,048
Premiums earned:
Direct	$229,958	$230,971	$458,548	$458,134
Ceded	(115,875)	(119,767)	(234,774)	(240,822)
Net	$114,083	$111,204	$223,774	$217,312
Loss and Loss Adjustment Expenses
Direct	$162,390	$216,261	$274,566	$551,990
Ceded	(88,091)	(150,272)	(138,128)	(432,910)
Net	$74,299	$65,989	$136,438	$119,080

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$404,484	$547,736	$432,359	$470,083
Less: reinsurance recoverable on unpaid losses	214,471	385,397	250,507	315,353
Net balance, beginning of period	190,013	162,339	181,852	154,730
Incurred related to:
Current year	75,623	49,852	138,348	101,214
Prior years	(1,324)	16,137	(1,910)	17,866
Total incurred	74,299	65,989	136,438	119,080
Paid related to:
Current year	34,793	23,068	43,155	21,816
Prior years	22,130	31,958	67,746	78,692
Total paid	56,923	55,026	110,901	100,508
Net balance, end of period	207,389	173,302	207,389	173,302
Plus: reinsurance recoverable on unpaid losses	223,023	315,308	223,023	315,308
Balance, end of period	$430,412	$488,610	$430,412	$488,610

As of June 30, 2019, the Company reported $207.4 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $159.7 million attributable to IBNR net of reinsurance recoverable, or 77% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the second quarter ended June 30, 2019 and 2018 reflect favorable development of $1.3 million and unfavorable development of $16.1 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and assignment of benefit claims from 2016 and 2017 accident years.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of June 30, 2019, the Company had $20.8 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $2.6 million. For six months ended 2019 and 2018, the Company made interest payments of approximately $856,700 and $3.7 million, respectively on the Convertible Notes.

Debt Extinguishment

On February 19, 2019, the Company reacquired $5.8 million of its outstanding Convertible Notes for approximately $2.9 million, which was paid in cash and the issuance of 285,201 shares of the Company’s common stock valued at $4.2 million. The repurchase resulted in a $48,000 non-operating loss.

Senior Secured Credit Facility

In December 2018, the Company entered into a five-year, $125.0 million credit agreement (the “Credit Agreement”) with a syndicate of lenders consisting of $75.0 million senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the  Term Loan Facility, the “Credit Facilities”).

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2018, there was $75.0 million in aggregate principal outstanding on the Term Loan Facility. As of June 30, 2019, the balance of the term loan was $73.1 million. For the six months ended June 30, 2019, the Company made interest payments of approximately $1.8 million on the term loan.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of June 30, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the six months ended June 30, 2019, the Company made interest payments of approximately $350,729 under the credit facility, respectively.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the respective six month periods ended June 30, 2019 and 2018, the Company made principal and interest payments of approximately $446,000 and on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of June 30, 2019, the fair value of the collateralized securities was $24.2 million and the equity investment in FHLB common stock was $1.4 million. As of June 30, 2019, the Company made quarterly interest payments of approximately $300,325 per the terms of the agreement.

The following table summarizes the Company’s debt and credit facilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Convertible debt	$23,413	$29,163
Mortgage loan	12,256	12,394
Term loan facility	73,125	75,000
Revolving credit facility	10,000	20,000
FHLB loan agreement	19,200	19,200
Total principal amount	$137,994	$155,757
Less: unamortized discount and issuance costs	$5,545	$6,963
Total long-term debt	$132,449	$148,794

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Revolving agreement, Term Note, Convertible Debt, cash borrowings and other loans. Our ability to secure future debt financing depends, in part, on our ability to remain in such compliance. As long as there is no default or an event of default exist we are allowed to payout dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The schedule of principal payments on long-term debt is as follows:

Year	Amount
(In thousands)
2019 remaining	$5,764
2020	7,790
2021	7,806
2022	7,822
2023	74,589
Thereafter	34,223
Total	$137,994

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of June 30, 2019 and December 31, 2018:

Description	June 30, 2019	December 31, 2018
	(In thousands)
Deferred ceding commission	$34,705	$44,996
Outstanding claim checks	13,612	15,360
Accounts payable and other payables	7,850	8,379
Lease obligations	8,718	—
Accrued interest and issuance costs	1,144	1,285
Accrued dividends	1,791	1,589
Premium tax	—	2,241
Other liabilities	—	460
Commission payables	13,702	11,654
Total other liabilities	$81,522	$85,964

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $347.1  million at June 30, 2019. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $376.3 million at December 31, 2018. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At June 30, 2019, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2019 and 2018.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150,000. For the six months ended June 30, 2019 and 2018, the Company paid consulting fees to Ms. Lucas of approximately $172,000 and $336,800, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and six-months ended June 30, 2019 and 2018, the contributions made to the plan on behalf of the participating employees were approximately $292,500 and $548,200 and $245,200 and $803,500, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the three and six months ended June 30, 2019 and 2018, incurred medical premium costs amounted to an aggregate of $1.1 million and $1.8 million and $1.2 million and $2.2 million, respectively. An additional liability of approximately $333,000 is recorded for unpaid claims as of June 30, 2019. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2019, the Company had 29,274,577 shares of common stock outstanding, 7,720,177 treasury shares of common stock and 580,801 unvested shares of restricted common stock issued reflecting total paid-in capital of $330.3 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2018, there were, as of December 31, 2018, 29,477,756 shares of common stock outstanding, 7,214,797 treasury shares of common stock and 605,801 unvested shares of restricted common stock, representing $325.3 million of additional paid-in capital.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefore, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably its net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock are fully paid and nonassessable.

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share. For the six months ended June 30, 2019, the Company purchased 157,640 shares of its common stock for $2.3 million. At June 30, 2019, the Company has the capacity to repurchase $42.7 million of its common shares until December 2020. As of June 30, 2019, the Company repurchased in aggregate 505,380 shares of its common stock for $7.3 million.

Dividends

On February 25, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2019, to stockholders of record as of March 15, 2019. On May 6, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on July 3, 2019 to stockholders of record as of June 14, 2019.

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

At June 30, 2019 there were 1,321,398 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In 2018, the Company granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees. No restricted stock was granted during quarter ended June 30, 2019.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. Any options granted would typically have a maximum term of ten years from the date of grant and vest primarily in equal annual installments over a range of one to five-year periods following the date of grant for employee options. If a participant’s employment relationship ends, the participant’s vested awards would remain exercisable for the shorter of a period of 30 days or the period ending on the latest date on which such award could have been exercisable. The fair value of each option grant is separately estimated for each grant date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company estimates the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

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

Restricted stock activity for the quarter ended June 30, 2019 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2018	605,801	$20.41
Granted	—	—
Vested	(17,000)	14.72
Canceled and surrendered	(8,000)	14.72
Non-vested, at June 30, 2019	580,801	$20.65

Awards are being amortized to expense over the three to five-year vesting period. The Company recognized $2.7 million and $2.6 million of compensation expense for the six months ended June 30, 2019 and 2018, respectively. There was approximately $8.2 million of unrecognized compensation expense related to the un-vested restricted stock at June 30, 2019. The Company expects to recognize substantially all of remaining compensation expense over the next 1.6 years. For the six months ended June 30, 2019, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 8,000 shares were withheld by the Company to cover withholding taxes of $118,000. For the comparable period of 2018, no shares were vested and released.

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2019.

On August 1, 2019, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on October 3, 2019 to stockholders of record as of September 16, 2019.

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

Financial Results Highlights for the Second Quarter of 2019

•	Net income for the quarter was $0.7 million, or $0.02 per diluted share.
•	Gross premiums written were $254.8 million, down 3.3% year-over-year, including 8.4% growth outside Florida and an 11.9% exposure management driven decline in Florida.
•	Premiums-in-force were $922.5 million, down 0.9% year-over-year, including 6.3% growth outside Florida, 0.8% growth in non-Tri-County, Florida and a 16.3% decline in Tri-County, Florida.
•

Began writing commercial residential business in New Jersey. Heritage is actively writing personal residential business in twelve states, commercial residential business in two states and has licenses in sixteen states.

•	Favorable prior year reserve development of $1.3 million, representing our fourth consecutive quarter of favorable development.
•	Net current accident quarter weather losses of $21.5 million – mostly stemming from Florida and North Carolina – including $13.4 million of net current accident quarter catastrophe losses.
~~•~~	Repurchased 157,640 shares for $2.3 million.
•	Unrestricted cash, cash equivalents and investments of $840.5 million, with total assets of $1.9 billion at June 30, 2019.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and six months ended June 30, 2019, we reassessed our critical accounting policies and estimates as disclosed within our 2018 Form 10-K; as disclosed in Note 1. Basis of Presentation and significant accounting policies we adopted on January 1, 2019, ASU 2016-02, Leases, we made no further material changes or additions with regard to such policies and estimates.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$254,840	$263,664	$(8,824)	(3)%
Change in gross unearned premiums	(24,882)	(32,693)	7,811	(24)%
Gross premiums earned	229,958	230,971	(1,013)	(0)%
Ceded premiums	(115,875)	(119,767)	3,892	(3)%
Net premiums earned	114,083	111,204	2,879	3%
Net investment income	3,830	2,555	1,275	50%
Net realized gains (losses)	1,303	(85)	1,388	NM
Other revenue	3,627	4,298	(671)	(16)%
Total revenue	$122,843	$117,972	$4,871	4%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $254.8 million in the second quarter 2019, down 3.3% from $263.7 million in the prior year quarter. The decrease reflects an 11.9% exposure management driven decline in Florida, particularly in the Tri-County region, partly offset by 8.4% growth outside Florida. Premiums-in-force were $922.5 million, down 0.9% year-over-year, with the decrease stemming from a 16.3% decline in Tri-County, Florida, partly offset by 6.3% growth outside Florida and 0.8% growth in non-Tri-County, Florida.

Gross premiums earned

Gross premiums earned were $230.0 million in the second quarter 2019, down 0.4% from $231.0 million in the prior year quarter.

Ceded premiums earned

Ceded premiums earned were $115.9 million in the second quarter of 2019, down 3.2% from $119.8 million in the prior year quarter. The decrease is primarily attributable to NBIC-related reinsurance synergies and a reduction in NBIC’s gross quota share reinsurance program, which decreased from 18.75% to 8.0% as of June 1, 2018 and was eliminated as of June 1, 2019. NBIC’s gross quota share reduction was partly offset by additional catastrophe excess-of-loss reinsurance coverage and an increase in NBIC’s net quota share reinsurance program from 49.5% to 52.0% as of December 31, 2018.

Net premiums earned

Net premiums earned were $114.1 million in the second quarter of 2019, up 2.6% from $111.2 million in the prior year quarter. The increase resulted from a lower ceded premium ratio, partially offset by lower gross premiums written.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $5.1 million in the second quarter of 2019, up $2.7 million from the prior year quarter. The increase relates primarily to improved market value on equities and fixed income securities as well as a higher average monthly invested asset balance compared to the prior year quarter.

Other revenue

Other revenue was $3.6 million in the second quarter of 2019, down $0.7 million from $4.3 million in the prior year quarter. The decrease relates primarily to non-core project related income in the prior year quarter.

Total revenue

Total revenue was $122.8 million in the current year quarter, up 4.1% from $118.0 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described above.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	74,299	65,989	8,310	13%
Policy acquisition costs	27,087	19,411	7,676	40%
General and administrative expenses	18,384	24,422	(6,038)	(25)%
Total operating expenses	119,770	109,822	9,948	9%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $74.3 million in the second quarter of 2019, up $8.3 million from $66.0 million in the prior year quarter. The increase primarily stems from higher catastrophe and non-catastrophe weather losses and lower income from vertically integrated operations, partly offset by better prior year reserve development.

Policy acquisition costs

Policy acquisition costs were $27.1 million in the second quarter of 2019, up $7.7 million from $19.4 million in the prior year quarter. The increase primarily reflects the favorable impact of NBIC-related purchase accounting on the prior year quarter. The favorable 2018 purchase accounting impact occurred predominantly in the first two quarters and was limited thereafter, as acquisition costs increased with new business. Policy acquisition costs also increased related to reduced ceding commission income in the current year quarter associated with a reduction to NBIC’s overall quota share reinsurance programs. NBIC’s gross quota share reinsurance program was reduced  from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while NBIC’s net quota share reinsurance program increased from 49.5% to 52.0% effective December 31, 2018.

General and administrative expenses

General and administrative expenses were $18.4 million in the second quarter of 2019, down $6.0 million from $24.4 million in the prior year quarter. The decrease is primarily attributable to higher general and administrative costs in the prior year quarter associated with infrastructure growth and post-acquisition costs associated with NBIC-related systems implementation, partly offset by reduced ceding commission income, as described above.

	For the Three Months Ended June 30,
	2019	2018	$ Change	% Change
Operating income	3,073	8,150	(5,077)	(62)%
Interest expense, net	1,984	5,386	(3,402)	(63)%
Other non-operating expense, net	—	(542)	542	NM
Income before income taxes	1,089	3,306	(2,217)	(67)%
Provision for income taxes	368	898	(530)	(59)%
Net income	$721	$2,408	$(1,687)	(70)%
Basic net income per share	$0.02	$0.09	$(0.07)	(73)%
Diluted net income per share	$0.02	$0.09	$(0.07)	(73)%

Interest and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $2.0 million in the second quarter of 2019, down $3.4 million from $5.4 million in the prior year quarter. The decrease reflects a significant year-over-year reduction in long-term debt and a lower blended interest rate on outstanding debt associated with 2018 debt refinancing transactions.

Provision for income taxes

Provision for income taxes was $0.4 million and $0.9 million for second quarter 2019 and 2018, respectively. The effective tax rate for the current year quarter is 33.8%, 6.6 points above the prior year quarter 27.2% rate. Lower pre-tax income for the quarter had a significant adverse impact on the effective tax rate for the discrete quarter due to the impact of permanent tax differences. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income was $0.7 million ($0.02 per diluted share) in the second quarter of 2019, compared to $2.4 million ($0.09 per diluted share) in the prior year quarter. The decrease primarily reflects higher catastrophe and non-catastrophe weather losses.

Ratio

	For the Three Months Ended June 30,
	2019	2018
Gross ceded premium ratio	50.4%	51.9%

Net loss and LAE ratio	65.1%	59.3%
Net expense ratio	39.9%	39.4%
Net combined ratio	105.0%	98.7%

Gross ceded premium ratio

The gross ceded premium ratio was 50.4% in the second quarter 2019, down 1.5 points from 51.9% in the prior year period. The decrease is primarily attributable to NBIC-related reinsurance synergies and a decline in NBIC’s overall quota share reinsurance programs, as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 65.1% in the second quarter 2019, up 5.8 points from 59.3% in the prior year quarter. The increase relates to higher catastrophe and non-catastrophe weather losses in the current year quarter and lower income from vertically integrated operations, partly offset by better reserve development and a lower ceded premium ratio.

Net expense ratio

The net operating expense ratio was 39.9% in the second quarter 2019, up 5.0 points from 39.4% in the prior year quarter. The increase primarily stems from the favorable impact of NBIC-related purchase accounting on the prior year quarter and reduced ceding commission income in the current year quarter associated with an overall reduction to NBIC’s quota share reinsurance programs, partly offset by a lower ceded premium ratio.

Net combined ratio

The net combined ratio was 105.0% in the second quarter 2019, up 6.3 points from 98.7% in the prior year quarter. The increase stems from higher net loss and expense ratios, as described above.

Comparison of the Six Months Ended June 30, 2019 and 2018

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$465,188	$468,030	$(2,842)	(1)%
Change in gross unearned premiums	(6,640)	(9,896)	3,256	(33)%
Gross premiums earned	458,548	458,134	414	0%
Ceded premiums	(234,774)	(240,822)	6,048	(3)%
Net premiums earned	223,774	217,312	6,462	3%
Net investment income	7,502	5,857	1,645	28%
Net realized gains (losses)	2,327	(312)	2,639	NM
Other revenue	7,501	7,141	360	5%
Total revenue	$241,104	$229,998	$11,106	5%

Gross premiums written

Gross premiums written were $465.2 million for the six months ended June 30, 2019, down 0.6% from $468.0 million in the prior year period, as exposure management within Tri-County, Florida was only partly offset by growth outside the region. Premiums-in-force were $922.5 million, down 0.9% year-over-year, with the decrease stemming from a 16.3% decline in Tri-County, Florida, partly offset by 6.3% growth outside Florida and 0.8% growth in non-Tri-County, Florida.

Gross premiums earned

Gross premiums earned were $458.5 million for the six months ended June 30, 2019, relatively flat compared to $458.1 million in the prior year period.

Ceded premiums earned

Ceded premiums earned were $234.8 million for the six months ended June 30, 2019, down 2.5% from $240.8 million in the prior year quarter. The decrease is primarily attributable to NBIC-related reinsurance synergies and a reduction in NBIC’s gross quota share reinsurance program, which decreased from 18.75% to 8.0% as of June 1, 2018 and was eliminated as of June 1, 2019. NBIC’s gross quota share reduction was partly offset by additional catastrophe excess-of-loss reinsurance coverage and an increase in NBIC’s net quota share reinsurance program from 49.5% to 52.0% as of December 31, 2018.

Net premiums earned

Net premiums earned were $223.8 million for the six months ended June 30, 2019, up 3.0% from $217.3 million in the prior year period. The increase primarily stems from lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities for the six months ended June 30, 2019, was $9.8 million, up $4.3 million from the prior year period. The increase relates primarily to improved market value on equities and fixed income securities as well as a higher average monthly invested asset balance compared to the prior year quarter.

Other revenue

Other revenue was $7.5 million for the six months ended June 30, 2019, relatively flat compared to $7.1 million in the prior year period.

Total revenue

Total revenue was $241.1 million for the six months ended June 30, 2019, up 4.8% from $230.0 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income as described above.

Operating Expenses

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	136,438	119,080	17,358	15%
Policy acquisition costs	53,107	31,598	21,509	68%
General and administrative expenses	36,988	46,352	(9,364)	(20)%
Total operating expenses	226,533	197,030	29,503	15%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $136.4 million for the six months ended June 30, 2019, up $17.4 million from $119.1 million in the prior year period. The increase stems primarily from higher catastrophe and non-catastrophe weather losses and lower income from vertically integrated operations, partly offset by better prior year reserve development.

Policy acquisition costs

Policy acquisition costs were $53.1 million for the six months ended June 30, 2019, up $21.5 million from $31.6 million in the prior year period. The increase primarily reflects the favorable impact of NBIC-related purchase accounting on the prior year quarter. The favorable 2018 purchase accounting impact occurred predominantly in the first two quarters and was limited thereafter, as acquisition costs increased with new business. Policy acquisition costs also increased related to reduced ceding commission income in the current year period associated with a reduction to NBIC’s overall quota share reinsurance programs. NBIC’s gross quota share reinsurance program was reduced  from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while NBIC’s net quota share reinsurance program increased from 49.5% to 52.0% effective December 31, 2018.

General and administrative expenses

General and administrative expenses were $37.0 million for the six months ended June 30, 2019, down $9.4 million from $46.4 million in the prior year period. The decrease is primarily attributable to higher general and administrative costs in the prior year quarter associated with infrastructure growth and post-acquisition costs associated with NBIC-related systems implementation, partly offset by reduced ceding commission income, as described above.

	For the Six Months Ended June 30,
	2019	2018	$ Change	% Change
Operating income	14,571	32,968	(18,397)	(56)%
Interest expense, net	4,101	10,206	(6,105)	(60)%
Other non-operating expense, net	48	(542)	590	NM
Income before income taxes	10,422	23,304	(12,882)	(55)%
Provision for income taxes	2,737	6,066	(3,329)	(55)%
Net income	$7,685	$17,238	$(9,553)	(55)%
Basic net income per share	$0.26	$0.67	$(0.41)	(61)%
Diluted net income per share	$0.26	$0.65	$(0.39)	(60)%

Interest and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $4.1 million for the six months ended June 30, 2019, down $6.1 million from $10.2 million in the prior year period. The decrease primarily reflects a significant year-over-year reduction in long-term debt and a lower blended interest rate on outstanding debt associated with 2018 debt refinancing transactions.

Provision for income taxes

Provision for income taxes was $2.7 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. The effective tax rate for the current year is 26.3%, 3 points higher than the prior year’s 26.0%. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income for the six months ended June 30, 2019 was $7.7 million ($0.26 per diluted share) compared to $17.2 million ($0.65 cents per diluted share) in the prior year period. The decrease primarily reflects higher catastrophe and non-catastrophe weather losses in the current year period and the favorable impact of NBIC-related purchase accounting on the prior year period’s expenses.

Ratios

	For the Six Months Ended June 30,
	2019	2018
Gross ceded premium ratio	51.2%	52.6%

Net loss and LAE ratio	61.0%	54.8%
Net expense ratio	40.3%	35.9%
Net combined ratio	101.3%	90.7%

Gross ceded premium ratio

The gross ceded premium ratio was 51.2% for the six months ended June 30, 2019, down 1.4 points from 52.6% in the prior year period. The decrease is primarily attributable to NBIC-related reinsurance and a reduction to NBIC’s overall quota share reinsurance programs, as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 61.0% for the six months ended June 30, 2019, up 6.2 points from 54.8% in the prior year period. The increase relates to higher current accident year catastrophe and non-catastrophe weather losses and lower income from vertically integrated operations, partly offset by better reserve prior year development and a lower ceded premium ratio.

Net expense ratio

The net expense ratio was 40.3% for the six months ended June 30, 2019, up 4.4 points from 35.9% in the prior year period. The increase primarily stems from the favorable impact of NBIC-related purchase accounting in the prior year period and reduced ceding commission income in the current year associated with an overall reduction to NBIC’s quota share reinsurance programs, partly offset by a lower ceded premium ratio.

Net combined ratio

The net combined ratio was 101.2% for six months ended June 30, 2019, up 10.6 points from 90.7% in the prior year period. The increase stems from higher net loss and expense ratios, as described above.

Liquidity and Capital Resources

As of June 30, 2019, we had $262.5 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $13.8 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. as well as state insurance department depository requirements.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At June 30, 2019, approximately $18 million was held in Osprey’s trust account.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies. We believe our current capital resources, including funds available under our revolving credit facility (as described below), together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements for at least the next twelve months. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Cash Flows

	For the Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$76,415	$48,332	$28,083
Investing activities	(36,772)	30,938	(67,710)
Financing activities	(25,740)	(18,573)	(7,167)
Net increase (decrease) in cash and cash equivalents	$13,903	$60,697	$(46,794)

Operating Activities

Net cash provided by operating activities was $76.4 million for the six months ended June 30, 2019 compared to cash provided of $48.3 million for the comparable period in 2018. The increase in cash from operating activities relates primarily to collection of reinsurance on catastrophe claims and a reduction of unpaid losses and loss adjustment expenses during the first six months of 2019 compared to the first six months of 2018.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $36.8 million as compared to cash provided of $30.9 million for the comparable period in 2018. The cash provided by investing activities in the first six months of 2018 relates to investments sold during the quarter, primarily to fund payments of Hurricane Irma claims pending reinsurance recoveries whereas we increased invested assets during the first six months of 2019.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was $25.7 million, as compared to cash used in financing activities of $18.6 million for the comparable period in 2018. The increase in cash used in financing activities is due primarily to stock repurchased under the stock repurchase program in the current year and principal payments on the revolving credit line during the first six months of 2019.

Credit Facilities

On December 14, 2018, Heritage Insurance Holdings, Inc. (the “Company”), as borrower, entered into a five-year, $125 million credit agreement (the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce,

as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners. At June 30, 2019, the Company had in aggregate $83.1 million outstanding against the Credit Agreement.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2019, the borrowing under our Credit Facilities were accruing interest at a rate of 5.625% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio.

Each of the Revolving Credit Facility and the Term Loan Facility mature on December 14, 2023. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ended March 31, 2019, in an amount equal to $1,875,000 per quarter, payable monthly or quarterly, with the balance payable at maturity.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the second quarter of 2019.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the Federal Home Loan Bank (“FHLB”) Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Company’s Senior Secured Notes due 2023 (“Senior Notes”) in 2018. The Company does not have any Senior Notes outstanding as of June 30, 2019.

Contractual Obligations -

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2019:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible debt	$39,575	$1,032	$2,751	$2,751	$33,041
Note Payable (1)	97,856	6,051	22,942	68,863	—
Mortgage loan	20,833	446	1,786	1,786	16,815
FHLB agreement	21,913	302	1,206	20,405	—
Lease obligations	11,075	1,091	2,842	2,692	4,450
Total Contractual Obligations	$191,252	$8,922	$31,527	$96,497	$54,306

(1)	Represents the principal and interest payments per the terms of the Credit Facility debt.

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

JOBS Act

We qualify as an “emerging growth company” under the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We expect that we will no longer qualify as an emerging growth company on December 31, 2019, as it will be the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2019 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2019 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$499,347	$(54,272)	(9.8)%
200 basis point increase	$517,450	$(36,169)	(6.5)%
100 basis point increase	$535,540	$(18,079)	(3.3)%
100 basis point decrease	$571,663	$18,044	3.3%
200 basis point decrease	$586,902	$33,283	6.0%
300 basis point decrease	$593,145	$39,526	7.1%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2019 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$49,598	9.1%	$50,092	9.0%
AA+	$181,486	33.2%	$182,628	33.0%
AA	$62,506	11.4%	$63,470	11.5%
AA-	$39,594	7.2%	$40,403	7.3%
A+	$22,309	4.1%	$22,710	4.1%
A	$38,095	7.0%	$38,664	7.0%
A-	$51,468	9.4%	$52,018	9.4%
BBB+	$38,126	7.0%	$38,968	7.0%
BBB	$16,724	3.1%	$16,995	3.1%
BBB-	$1,231	0.2%	$1,241	0.2%
BB	$111	0.0%	$111	0.0%
NA and NR	$45,439	8.3%	$46,319	8.4%
Total	$546,687	100%	$553,619	100%

Equity Price Risk

Our equity investment portfolio at June 30, 2019 consists of $1.6 million of Federal Home Loan Bank common stock, the investment is recorded at cost and adjusted, if and when subsequent price changes are provided by the institution. Such changes in the basis of the equity investment are recognized in net holding gains and losses on the Company’s consolidated statement of income. As of June 30, 2019, the Company has not recognized any price changes on the investment.

Foreign Currency Exchange Risk

At June 30, 2019, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately assessed the impact of the new accounting standards related to leases on our condensed consolidated financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended June 30, 2019, we purchased 157,640 shares of common stock for an aggregate purchase of $2,334,439 under our share repurchase program. A summary of our common stock repurchases during the three months ended June 30, 2019 under our share repurchase program is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2019 through April 30, 2019	—	$—	—	$44,989
May 1, 2019 through May 31, 2019	157,640	$14.78	157,640	$42,655
June 1, 2019 through June 30, 2019	—	$—	—	$42,655
Total	157,640		157,640

(1)	Average price paid per share excludes cash paid for commissions.
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

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 7, 2019	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 7, 2019	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)