Form 10-Q
period 2019-09-30
Heritage Insurance Holdings, Inc.
filed 2019-11-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on November 4, 2019 was 29,534,375

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iii) our estimates with respect to tax and accounting matters including the impact on our financial statements; (iv) future dividends, if any; (v) our expectations related to our financing activities; (vi) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (vii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements; (viii) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (ix) our intentions with respect to our credit risk investments; and (x) the potential effects of our current legal proceedings.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $604,821 and $518,391)	$616,084	$509,649
Federal Home Loan Bank (FHLB) stock, at cost	1,618	1,422
Equity securities, at fair value, (cost $18,698)	—	15,034
Other investments	27,372	2,488
Total investments	645,074	528,593
Cash and cash equivalents	229,996	250,117
Restricted cash	13,789	12,253
Accrued investment income	4,665	4,468
Premiums receivable, net	58,115	57,000
Reinsurance recoverable on paid and unpaid claims	274,116	317,930
Prepaid reinsurance premiums	270,645	233,071
Income taxes receivable	10,611	35,586
Deferred policy acquisition costs, net	75,613	73,055
Property and equipment, net	20,873	17,998
Intangibles, net	70,569	76,850
Goodwill	152,459	152,459
Other assets	16,354	9,333
Total Assets	$1,842,879	$1,768,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$417,586	$432,359
Unearned premiums	484,849	472,357
Reinsurance payable	254,152	166,975
Long-term debt, net	130,849	148,794
Deferred income tax, net	14,278	7,705
Advance premiums	21,244	20,000
Accrued compensation	8,263	9,226
Accounts payable and other liabilities	66,428	85,964
Total Liabilities	$1,397,649	$1,343,380

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 29,534,375 shares issued and 28,963,841 shares outstanding at September 30, 2019; 30,083,559 shares issued and 29,477,756 shares outstanding at December 31, 2018	3	3
Additional paid-in capital	331,558	325,292
Accumulated other comprehensive income (loss)	8,550	(6,527)
Treasury stock, at cost, 8,036,560 and 7,214,797 shares, respectively	(101,078)	(89,185)
Retained earnings	206,197	195,750
Total Stockholders' Equity	445,230	425,333
Total Liabilities and Stockholders' Equity	$1,842,879	$1,768,713

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Gross premiums written	$237,303	$233,613	$702,491	$701,643
Change in gross unearned premiums	(5,686)	551	(12,326)	(9,345)
Gross premiums earned	231,617	234,164	690,165	692,298
Ceded premiums	(107,755)	(115,926)	(342,529)	(356,748)
Net premiums earned	123,862	118,238	347,636	335,550
Net investment income	3,655	3,847	11,157	9,704
Net realized and unrealized gains (losses)	805	(123)	3,132	(1,234)
Other revenue	3,377	3,333	10,878	11,273
Total revenues	131,699	125,295	372,803	355,293
EXPENSES:
Losses and loss adjustment expenses	70,052	58,695	206,490	177,775
Policy acquisition costs, net of ceding commission income for the three and nine months ended September 30, 2019 of $11.3 million and $36.8 million, respectively	26,686	26,569	79,793	58,167
General and administrative expenses, net of ceding commission income for the three and nine months ended September 30, 2019 of $3.7 million and $12 million, respectively	21,477	25,815	58,465	72,167
Total expenses	118,215	111,079	344,748	308,109
Operating income	13,484	14,216	28,055	47,184
Interest expense, net	2,401	5,225	6,502	15,431
Other non-operating (income)/loss, net	—	—	48	(542)
Income before income taxes	11,083	8,991	21,505	32,295
Provision for income taxes	2,950	3,002	5,687	9,068
Net income	$8,133	$5,989	$15,818	$23,227
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	4,429	(2,895)	19,533	(9,918)
Reclassification adjustment for net realized investment losses	(103)	(5)	291	307
Income tax (expense) benefit related to items of other comprehensive income	(1,035)	1,665	(4,747)	3,249
Total comprehensive income	$11,424	$4,754	$30,895	$16,865
Weighted average shares outstanding
Basic	29,109,962	25,631,871	29,329,742	25,663,415
Diluted	29,168,392	26,046,938	29,352,756	26,340,759
Earnings per share
Basic	$0.28	$0.23	$0.54	$0.91
Diluted	$0.28	$0.23	$0.54	$0.88

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Restricted stock vested, net of surrendered shares	17,000	—	(118)		—	—	(118)
Stock-based compensation on vested restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment, net of tax	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Tax rate change	—	—	48	—	—	—	48
Dividends declared on common stock	—	—	—	(1,807)	—	—	(1,807)
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087
Net unrealized change in investments, net of tax	—	—	—	—	—	5,823	5,823
Stock-based compensation on vested restricted stock	—	—	1,344	—	—	—	1,344
Stock buy-back	(157,640)	—	—	—	(2,333)	—	(2,333)
Dividends declared on common stock	—	—	—	(1,792)	—	—	(1,792)
Net income	—	—	—	721	—	—	721
Balance at June 30, 2019	29,274,577	$3	$330,281	$199,836	$(96,529)	$5,259	$438,850
Net unrealized change in investments, net of tax	—	—	—	—	—	3,291	3,291
Restricted stock vested, net of surrendered shares	5,647	—	(68)	—	—	—	(68)
Stock-based compensation on vested restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(316,383)	—	—	—	(4,549)	—	(4,549)
Dividends declared on common stock	—	—	—	(1,772)	—	—	(1,772)
Net income	—	—	—	8,133	—	—	8,133
Balance at September 30, 2019	28,963,841	$3	$331,558	$206,197	$(101,078)	$8,550	$445,230

	Common Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2017, as previously reported	25,885,006	$3	$294,836	$175,226	$(87,185)	$(3,064)	$379,816
Cumulative effective of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,006	3	294,836	174,959	(87,185)	(2,797)	379,816
Net unrealized change in investments, net of tax	—	—	—	—	—	(4,428)	(4,428)
Stock repurchase	(115,200)	—	—	—	(2,000)	—	(2,000)
Stock-based compensation	—	—	1,306	—	—	—	1,306
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
APIC deferred tax adj	—	—	970	—	—	—	970
Dividends declared on common stock	—	—	—	(1,601)	—	—	(1,601)
Net income	—	—	—	14,830	—		14,830
Balance at March 31, 2018	25,769,806	$3	$297,112	$188,612	$(89,185)	$(7,649)	$388,893
Stock-based compensation on vested restricted stock	—	—	1,306	—	—	—	1,306
Convertible Option debt extinguishment, net of tax	—	—	(4,235)	—	—	—	(4,235)
Dividends declared on common stock	—	—	—	(1,593)	—	—	(1,593)
Net unrealized change in investments, net of tax	—	—	—	—	—	(699)	(699)
Net income	—	—	—	2,408	—	—	2,408
Balance at June 30, 2018	25,769,806	$3	$294,183	$189,427	$(89,185)	$(8,348)	$386,080
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,235)	(1,235)
Stock-based compensation on vested restricted stock	—	—	1,317	—	—	—	1,317
Dividends declared on common stock	—	—	—	(1,595)	—	—	(1,595)
Net income	—	—	—	5,989	—	—	5,989
Balance at September 30, 2018	25,769,806	$3	$295,500	$193,821	$(89,185)	$(9,583)	$390,556

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$15,818	$23,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,034	3,929
Bond amortization and accretion	3,896	4,935
Amortization of original issuance discount on debt	1,073	3,188
Depreciation and amortization	8,274	21,408
Net realized losses	291	307
Net unrealized investment gains	(3,423)	—
Net (gain)/loss from repurchase of debt	48	(542)
Deferred income taxes	185	(17,301)
Changes in operating assets and liabilities:
Accrued investment income	(197)	1,304
Premiums receivable, net	(1,115)	(1,332)
Prepaid reinsurance premiums	(37,574)	(54,885)
Reinsurance recoverable on paid and unpaid claims	43,814	32,531
Income taxes receivable	24,975	1,089
Deferred policy acquisition costs, net	(2,558)	(34,024)
Other assets	(7,021)	4,698
Unpaid losses and loss adjustment expenses	(14,773)	(48,988)
Unearned premiums	12,492	9,346
Reinsurance payable	87,177	199,445
Accrued interest	176	(757)
Accrued compensation	(963)	(5,991)
Advance premiums	1,244	9,787
Income taxes payable	(8,196)	—
Other liabilities	(11,524)	(91,031)
Net cash provided by operating activities	116,153	60,343
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	106,830	228,457
Fixed maturity securities purchases	(200,540)	(208,303)
Equity securities sales	26,521	4,209
Equity securities purchases	(4,583)	(3,804)
Limited partnership interest	(24,006)	—
Proceeds from sale of assets	65	—
Cost of property and equipment acquired	(4,933)	(1,425)
Net cash (used in) provided by investing activities	(100,646)	19,134
FINANCING ACTIVITIES
Repayment of term note	(13,750)	—
Mortgage loan payments	(206)	(196)
Repurchase of convertible notes	(2,869)	(13,248)
Purchase of treasury stock	(11,893)	(2,000)
Tax withholdings on share-based compensation awards	(186)	—
Dividends paid	(5,188)	(4,789)
Net cash used in financing activities	(34,092)	(20,233)
(Decrease) increase in cash, cash equivalents, and restricted cash	(18,585)	59,244
Cash, cash equivalents and restricted cash, beginning of period	262,370	174,530
Cash, cash equivalents and restricted cash, end of period	$243,785	$233,774
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$13,849	$25,267
Interest paid	$5,206	$14,265
Issuance of shares on conversion of convertible notes	$4,210	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets

	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$229,996	$250,117
Restricted cash	13,789	12,253
Total	$243,785	$262,370

Restricted cash primarily represents funds held to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re and by the Company’s insurance subsidiaries in certain states in which such subsidiaries conduct business to meet regulatory requirements.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

Operating lease ROU assets and liabilities are recognized based on the present value of lease payments not yet paid. Lease payments may be fixed or variable, however, only fixed payments or in-substance fixed payments are included in determining the lease liability. Variable lease payments are recognized in operating expenses in the period in which the obligation for those payments are incurred. The operating lease ROU asset also includes any lease payments related to initial direct cost and prepayments and excludes lease incentives. Lease expense is recognized on a straight-line basis over the term of the lease. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of lease payments.

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

FASB ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on financial instruments in with its scope. The new guidance provides for recognition of expected credit losses on certain types of financial instruments. This ASU requires immediate recognition of management estimates of current expected credit losses (“CECL”) and will apply to: (1) financial assets subject to credit losses which are currently measured at amortized costs; and (2) certain off-balance sheet credit exposures. This includes loans, held-to-maturity and/or available for sale debt securities, loan commitments, financial guarantees, and net investments in leases, as well as reinsurance and trade receivables. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The ASU 2016-13 is effective for public entities for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to the beginning retained earnings balance.

The Company’s implementation activities, which remain in process, include the development of models, methodologies, data input and assumptions to be used in estimating expected credit losses. The implementation primarily impacts the Company’s debt securities and reinsurance recoverable balances. The adoption of this standard is not expected to be material to our financial position, results of operations or cash flows.

For information regarding other accounting standards that the Company has not yet adopted, refer to our Annual Report on Form 10-K, filed on March 12, 2019, the section of Note 1 of the notes to the consolidated financial statements entitled the “Accounting Pronouncement Not Yet Adopted”.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table details the difference between cost or adjusted/amortized cost and estimated fair value, by major investment category, at September 30, 2019 and December 31, 2018:

September 30, 2019	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities (1)	$62,492	$521	$24	$62,989
States, municipalities and political subdivisions	79,141	2,090	20	81,211
Special revenue	264,897	4,782	160	269,519
Industrial and miscellaneous	198,291	4,118	44	202,365
Total	$604,821	$11,511	$248	$616,084

December 31, 2018	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities (1)	$48,739	$40	$738	$48,041
States, municipalities and political subdivisions	60,028	46	785	59,289
Special revenue	249,026	210	3,881	245,355
Industrial and miscellaneous	155,678	81	3,302	152,457
Redeemable preferred stocks	4,920	—	413	4,507
Total	$518,391	$377	$9,119	$509,649

(1)

U.S. government and agency securities include pledged fixed maturity securities with an estimated fair value of $24.5 million and $31.0 million under the terms and condition of the advance agreement entered into with a financial institution as of September 30, 2019 and December 31, 2018, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) by major investment category for the three and nine months ended September 30, 2019 and 2018.

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Three Months Ended September 30,	(In thousands)
Fixed maturity securities	$108	$43,255	$—	$15
Equity securities	—	—	1	173
Total realized gains	108	43,255	1	173
Fixed maturity securities	—	2,317	—	—
Equity securities	—	—	(8)	263
Total realized losses	—	2,317	(8)	263
Net realized gains and (losses)	$108	$45,572	$(7)	$436

	2019		2018
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
Nine Months Ended September 30,	(In thousands)
Fixed maturity securities	$958	$45,143	$78	$27,443
Equity securities	1,323	22,604	1	169
Total realized gains	2,281	67,747	79	27,612
Fixed maturity securities	(76)	2,611	(237)	49,025
Equity securities	(67)	2,374	(185)	4,193
Total realized losses	(143)	4,985	(422)	53,218
Net realized gains and (losses)	$2,138	$72,732	$(343)	$80,830

Gains (losses) on equity investments consists of realized and unrealized holding gains or losses on marketable equity investments and fair value adjustment, including, if any, impairments on nonmarketable equity investments. For the three and nine months ended September 30, 2018, the Company reclassed $128,000 and $927,000 from changes in the fair value of equity investments from Other revenue to Net realized and unrealized gains (losses) to conform to current presentation, respectively.

For the three months ended September 30, 2019 the Company sold no equity securities nor did it hold any marketable equity securities as of that date. For the three months ended September 30, 2018, the Company received proceeds from the sale of marketable equity securities of approximately $428,000. The Company recorded a gross gain of $7,900 and a gross loss from these sales of approximately $14,700.

For the nine months ended September 30, 2019 and 2018, the Company received proceeds from the sale of its holdings in marketable equity securities of approximately $26.5 million and $4.2 million. These sales resulted in a gross gain of $2.4 million and a gross loss of $1.2 million respectively, and a gross gain of approximately $1,100 and a gross loss of $184,500, respectively, related primarily to unrealized holding gains or losses in certain marketable equity securities.

For the nine months ended September 30, 2019, the Company had unrealized net holding gains of $993,600 recognized on nonmarketable other investments still held at September 30, 2019.

The table below summarizes the Company’s fixed maturity securities at September 30, 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$67,878	11%	$68,007	11%
Due after one year through five years	199,455	33%	201,696	33%
Due after five years through ten years	139,435	23%	144,386	23%
Due after ten years	198,053	33%	201,995	33%
Total	$604,821	100%	$616,084	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Fixed maturity securities	$3,492	$3,020	$10,625	$8,018
Equity securities	22	547	944	1,252
Cash and cash equivalents	558	284	1,288	861
Other investments	324	425	258	1,168
Net investment income	4,396	4,276	13,115	11,299
Less: Investment expenses	741	429	1,958	1,595
Net investment income, less investment expenses	$3,655	$3,847	$11,157	$9,704

The following tables present an aging of our unrealized losses on fixed maturity investments by investment class as of September 30, 2019 and December 31, 2018:

	Less Than Twelve Months			Twelve Months or More
September 30, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities	4	2	$450	25	$22	$4,523
States, municipalities and political subdivisions	2	14	6,026	4	6	2,456
Industrial and miscellaneous	20	14	6,027	31	30	10,195
Special revenue	52	22	13,154	123	138	18,524
Total fixed maturity securities	78	$52	$25,657	183	$196	$35,698

	Less Than Twelve Months			Twelve Months or More
December 31, 2018	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Fixed maturity securities, available-for-sale	(In thousands)
U.S. government and agency securities	17	$129	$10,485	66	$609	$20,488
States, municipalities and political subdivisions	13	103	12,864	42	682	39,979
Industrial and miscellaneous	214	1,479	70,156	232	1,822	70,375
Special revenue	105	1,260	76,335	323	2,621	108,319
Redeemable preferred stocks	55	193	2,541	27	221	1,965
Total fixed maturity securities	404	$3,164	$172,381	690	$5,955	$241,126

The Company is required to maintain assets on deposit with various regulatory authorities or in trust accounts to support its insurance and reinsurance operations.

As of September 30, 2019, the Company evaluated its fixed maturity securities for impairment and determined that none of its investments in fixed maturity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the fixed maturity securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the fixed maturity securities before the Company recovers its amortized cost basis.

Limited Partnerships, REIT’s and Limited Liability Company Investments

The Company has interests in limited partnerships (“LPs”) that are not registered or readily tradable on a securities exchange. The investments are private equity funds managed by general partners who make financial policy and operational decisions. The Company is not the primary beneficiary and does not consolidate these partnerships. As of September 30, 2019, the estimated fair value of our investments in the LPs interests was $21.0 million. The general partner's objective is to achieve capital appreciation through investments in marketable securities and broad markets, preferred stock, industry-focused and fixed income exchange-traded funds (ETFs).

These funds are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized gains (losses) on the Company’s condensed consolidated statement of income and comprehensive income. Realized gains (losses) on sales of these investments are reported within net realized and unrealized gains (losses) on the Company’s condensed consolidated statement of income and comprehensive income .

The Company has an interest in limited liability companies (“LLCs”) that are not registered or readily tradable on a securities exchange. The investments are in LLCs that maintains a specific ownership account for each investor, similar to a partnership capital account structure, and are viewed as similar to an investment in a LP for purposes of determining whether a noncontrolling investment in an LLC shall be accounted for using the cost method or the equity method. The Company receives monthly returns of capital from the LLCs which reduces the fair value of the Company’s investments. As of September 30, 2019, the estimated fair value of the Company’s investments in the LLCs was $6.4 million. The interest expenses from these funds are recorded to net investment income.

For the nine months ended September 30, 2019, the Company invested $24.9 million in LPs and LLCs. For the comparable period of 2018, the Company did not make acquisition of this category of assets. For the nine month period ended September 30, 2019, the Company recognized net investment gains in LPs in aggregate of $1.0 million. As of the third quarter of 2019 and 2018, the Company received cash distributions, net of allocations from its LLC investments of approximately $272,000 and $94,000, respectively, representing return of capital on its investments. The Company incurred approximately $565,000 of allocated costs during the third quarter of 2019 and $1,300 for the comparable period of 2018.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company performs fair value measurements in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurement. ASC 820 defines fair values as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at the fair values, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liabilities, such as inherent risk transfer restrictions and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

For the Company’s investments in U.S. government securities that do not have prices in active markets, agency securities, state and municipal governments, and corporate bonds, the Company obtains the fair values from its third-party valuation service and evaluates the relevant inputs, assumptions, methodologies and conclusions associated with such valuations. The valuation service calculates prices for the Company’s investments in the aforementioned security types on a month-end basis by using several matrix-pricing methodologies that incorporate inputs from various sources. The model the valuation service uses to price U.S. government securities and securities of states and municipalities incorporates inputs from active market makers and inter-dealer brokers. To price corporate bonds and agency securities, the valuation service calculates non-call yield spreads on all issuers, uses option-adjusted yield spreads to account for any early redemption features, then adds final spreads to the U.S. Treasury curve as of quarter end. The inputs the valuation service uses in their calculations are not quoted prices in active markets, but are observable inputs, and therefore represent Level 2 inputs.

As of September 30, 2019, and December 31, 2018, there were no transfers in or out of Level 1, 2, and 3.

Investments excluded from the fair value hierarchy

The Company also invests in real estate investment trusts (“REIT”), private LPs and LLCs. This investment categorization has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity. Fair value estimates of the LPs and LLCs are based on their net asset values, as reported by the manager of the LP or LLC. The fair value of these investments is measured at net asset value and is excluded from the fair value hierarchy. For the current LPs, the Company may, as of the last day of each calendar quarter, upon at least 65 days’ prior written notice, withdraw all or any portion of the balance in its investment. There is a 3% withdrawal fee if made during the first year of investment that expires in February 2020.

September 30, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(In thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$62,989	$366	$62,623	$—
States, municipalities and political subdivisions	81,211	—	81,211	—
Special revenue	269,519	—	269,519	—
Industrial and miscellaneous	202,365	—	202,365	—
Total fixed maturity securities	616,084	366	615,718	—
Investments reported at NAV (1)	28,990	—	—	—
Total investments	$645,074	$366	$615,718	$—

December 31, 2018	Total	Level 1	Level 2	Level 3
Invested Assets:	(In thousands)
Fixed maturity securities, available-for-sale:
U.S. government and agency securities	$48,041	$354	$47,687	$—
States, municipalities and political subdivisions	59,289	—	59,289	—
Special revenue	245,355	—	245,355	—
Industrial and miscellaneous	152,457	—	152,457	—
Redeemable preferred stocks	4,507	4,507	—	—
Total fixed maturity securities	509,649	4,861	504,788	—
Equity securities
Common stock	2,264	2,264	—	—
Non-redeemable preferred stock	12,770	12,770	—	—
Total equity securities	15,034	15,034	—	—
Investments reported at NAV (1)	3,910	—	—	—
Total investments	$528,593	$19,895	$504,788	$—
(1)	Includes $1.6 million and $1.4 million of Federal Home Loan Banks membership shares held by the Company as of September 30, 2019 and December 31, 2018, respectively.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended September 30, 2019 and 2018, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the third quarters of 2019 and 2018. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) was $15.1 million and $(6.4) million for the nine months ended September 30, 2019 and 2018, respectively. The difference between net income as reported and comprehensive income was due to the changes in unrealized gains and losses, net of taxes on fixed maturities securities.

	For the Three Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$4,429	$(1,060)	$3,369	$(2,895)	$1,666	$(1,229)
Reclassification adjustment of realized losses (gains) included in net income	(103)	25	(78)	(5)	(1)	(6)
Effect on other comprehensive income	$4,326	$(1,035)	$3,291	$(2,900)	$1,665	$(1,235)

	For the Nine Months Ended September 30,
	2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$19,533	$(4,677)	$14,856	$(9,918)	$3,185	$(6,733)
Reclassification adjustment of realized losses (gains) included in net income	291	(70)	221	307	64	371
Effect on other comprehensive income	$19,824	$(4,747)	$15,077	$(9,611)	$3,249	$(6,362)

NOTE 5. LEASES

The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use assets and lease obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.

Components of our lease costs for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Amortization of ROU assets - Finance leases	$19	$58
Interest on lease liabilities - Finance leases	6	17
Variable lease cost (cost excluded from lease payments)	113	337
Operating lease cost (cost resulting from lease payments)	331	918
Total lease cost	$469	$1,330

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of September 30, 2019 are as follows (in thousands):

Nine Months Ended September 30, 2019
Finance lease - Operating cash flows	$20
Finance lease - Financing cash flows	$66

Operating lease - Operating cash flows (fixed payments)	$613
Operating lease - Operating cash flows (liability reduction)	$465

Supplemental balance sheet information related to our operating and financing leases as of September 30, 2019 are as follows (in thousands):

	Balance Sheet Classification	September 30, 2019
Right-of-use assets - operating	Other assets	$6,567
Right-of-use assets - finance	Other assets	$323
Lease Liability (1) - operating	Accounts payable and other liabilities	$(8,293)
Lease Liability - finance	Accounts payable and other liabilities	$(342)

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of September 30, 2019 are as follows:

September 30, 2019
Weighted average lease term - Finance leases	3.91 yrs.
Weighted average lease term - Operating leases	8.19 yrs.
Weighted average discount rate - Finance leases	7.09%
Weighted average discount rate - Operating leases	5.32%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of September 30, 2019 are as follows (in thousands):

September 30, 2019
2019 remaining	$380
2020	1,442
2021	1,401
2022	1,425
2023	1,371
2024 and thereafter	4,695
Total lease payments	10,714
Less: imputed interest	(2,079)
Present value of lease liabilities	$8,635

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,539	4,901
Office furniture and equipment	1,973	1,397
Tenant and leasehold improvements	8,082	4,477
Vehicle fleet	789	854
Total, at cost	30,355	25,601
Less: accumulated depreciation and amortization	(9,482)	(7,603)
Property and equipment, net	$20,873	$17,998

Depreciation and amortization expense for property and equipment was $649,000 and $1.0 million for the three months ended September 30, 2019 and 2018 and $1.9 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At September 30, 2019 and December 31, 2018 goodwill was $152.5 million and intangible assets were $70.6 million and $76.9 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2018	$152,459
Goodwill acquired	—
Impairment	—
Balance as of September 30, 2019	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company in March 2016 and NBIC Holdings, Inc. in November 2017 and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from 2.5 to fifteen years.

Amortization expense of our intangible assets was $2.1 million and $6.4 million for the three months ended September 30, 2019 and $6.3 million and $19.7 million for the nine months ended September 30, 2019 and 2018, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2019 or 2018.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2019 remaining	$1,927
2020	$6,365
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,558
Total	$69,254

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income attributable to common stockholders (000's)	$8,133	$5,989	$15,818	$23,227
Weighted average shares outstanding	29,109,962	25,631,871	29,329,742	25,663,415
Basic earnings per share:	$0.28	$0.23	$0.54	$0.91

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$8,133	$5,989	$15,818	$23,227
Weighted average shares outstanding	29,109,962	25,631,871	29,329,742	25,663,415
Weighted average dilutive shares	58,430	415,067	23,014	677,344
Total weighted average dilutive shares	29,168,392	26,046,938	29,352,756	26,340,759
Diluted earnings per share:	$0.28	$0.23	$0.54	$0.88

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the quarter ended September 30, 2019 and 2018, the Company allocated ceding commission income of $11.3 million and $13.7 million to policy acquisition costs and $3.7 million and $4.5 million to general and administrative expense, respectively. For the nine months ended September 30, 2019 and 2018, the Company allocated ceding commission income of $36.8 million and $42.1 million to policy acquisition costs and $12 million and $13.8 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Beginning balance of deferred ceding commission income	$34,705	$42,666	$44,996	$42,665
Ceding commission deferred	15,542	18,932	39,017	56,495
Less: ceding commission earned	(15,062)	(18,307)	(48,828)	(55,869)
Ending balance of deferred ceding commission income	$35,185	$43,291	$35,185	$43,291

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Beginning Balance	$74,064	$69,648	$73,055	$41,678
Policy acquisition costs deferred	26,856	12,108	100,757	68,048
Amortization	(25,307)	(6,054)	(98,199)	(34,024)
Ending Balance	$75,613	$75,702	$75,613	$75,702

NOTE 11. INCOME TAXES

For the three months ended September 30, 2019 and 2018, the Company recorded $3.0 million and $3.0 million, respectively, of income tax expenses which corresponds to effective tax rates of 26.6% and 33.4%, respectively. Lower pre-tax income for the prior year quarter had an adverse impact on the effective tax rate due to the impact of permanent tax differences. During the nine months ended September 30, 2019 and 2018, the Company recorded $5.7 million and $9.1 million, respectively, of income tax expense which corresponds to an estimated annual effective tax rate of 26.4% and 28.1%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision are updated as more information becomes available.

The table below summarizes the significant components of our net deferred tax assets (liabilities):

	September 30, 2019	December 31, 2018
Deferred tax assets:	(In thousands)
Unearned premiums	$10,752	$12,090
Unearned commission	8,426	10,733
Net operating loss	109	109
Tax-related discount on loss reserve	2,669	2,329
Unrealized loss	—	2,631
Stock-based compensation	1,190	297
Accrued expenses	1,296	2,321
Other	2,466	1,443
Total deferred tax asset	26,908	31,953
Deferred tax liabilities:
Deferred acquisition costs	18,107	17,494
Prepaid expenses	192	112
Unrealized gains	2,936	—
Property and equipment	304	664
Note discount	468	710
Basis in purchased investments	114	163
Basis in purchased intangibles	17,564	18,982
Other	1,501	1,533
Total deferred tax liabilities	41,186	39,658
Net deferred tax liability	$(14,278)	$(7,705)

In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 will be examined. The Company does not believe the examination results will have an adverse impact on the condensed consolidated financial statements.

At September 30, 2019 and December 31, 2018, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

Significant Reinsurance Contracts

2019-2020 Excess of Loss Reinsurance Programs

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2019, we entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated amongst traditional reinsurers, catastrophe bonds issued by Citrus Re Ltd., a Bermuda special purpose insurer formed in 2014 (“Citrus Re”), the Florida Hurricane Catastrophe Fund (“FHCF”) and Osprey Re Ltd, our captive reinsurer. The FHCF covers Florida risks only and we participate at 90%. Our third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

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

Our program was placed on a cascading basis which provides greater horizontal protection in a multiple small events scenario and features additional coverage enhancements. This coverage exceeds the requirements established by the ratings agency of our insurance company affiliates, Demotech, Inc., the Florida Office of Insurance Regulation, the Hawaii Insurance Division, and the Rhode Island Department of Business Regulation.

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

Gross Quota Share Reinsurance

NBIC did not enter into a gross quota share reinsurance program for its fiscal year beginning June 1, 2019. For its previous fiscal year, NBIC purchased an 8% gross quota share reinsurance treaty effective June 1, 2018 which provided ground up loss recoveries of up to $1.0 billion.

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

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Premium written:
Direct	$237,303	$233,613	$702,491	$701,643
Ceded	(46,858)	(102,651)	(406,300)	(411,634)
Net	$190,445	$130,962	$296,191	$290,009
Premiums earned:
Direct	$231,617	$234,164	$690,165	$692,298
Ceded	(107,755)	(115,926)	(342,529)	(356,748)
Net	$123,862	$118,238	$347,636	$335,550
Loss and Loss Adjustment Expenses
Direct	$108,788	$145,753	$383,354	$697,743
Ceded	(38,736)	(87,058)	(176,864)	(519,968)
Net	$70,052	$58,695	$206,490	$177,775

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance, beginning of period	$430,413	$488,610	$432,359	$470,083
Less: reinsurance recoverable on unpaid losses	223,023	315,308	250,506	315,353
Net balance, beginning of period	207,390	173,302	181,853	154,730
Incurred related to:
Current year	73,448	61,900	208,796	163,115
Prior years	(396)	(3,205)	(2,306)	14,660
Total incurred	73,052	58,695	206,490	177,775
Paid related to:
Current year	53,920	19,544	94,075	41,361
Prior years	17,820	17,585	85,566	96,276
Total paid	71,740	37,129	179,641	137,637
Net balance, end of period	208,702	194,868	208,702	194,868
Plus: reinsurance recoverable on unpaid losses	208,884	226,227	208,884	226,227
Balance, end of period	$417,586	$421,095	$417,586	$421,095

As of September 30, 2019, the Company reported $208.7 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $158.2 million attributable to IBNR net of reinsurance recoverable, or 75.8% of net reserves for unpaid losses and loss adjustment expenses.

The Company’s losses incurred for the third quarter ended September 30, 2019 and 2018 reflect favorable development of $0.4 million and $3.2 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and assignment of benefit claims from 2016 and 2017 accident years.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of September 30, 2019, the Company had $21.1 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $2.3 million. For nine months ended 2019 and 2018, the Company made interest payments of approximately $1.5 million and $7.7 million, respectively on the Convertible Notes.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2018, there was $75.0 million in aggregate principal outstanding on the Term Loan Facility. As of September 30, 2019, the balance of the term loan was $71.3 million. For the nine months ended September 30, 2019, the Company made interest payments of approximately $2.3 million on the term loan.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of December 31, 2018, there was $20.0 million in aggregate principal outstanding under the Revolving Credit Facility. As of September 30, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the nine months ended September 30, 2019, the Company made interest payments of approximately $421,000 under the credit facility, respectively.

At September 30, 2019, the Company’s effective interest rate for the Term Loan Facility was 5.625% and 5.3125% for the Revolving Credit Facility. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the respective nine-month periods ended September 30, 2019 and 2018, the Company made principal and interest payments of approximately $670,000 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of September 30, 2019, the fair value of the collateralized securities was $24.5 million and the equity investment in FHLB common stock was $1.4 million. As of September 30, 2019, the Company made quarterly interest payments of approximately $452,000 per the terms of the agreement. The Company has also purchased common stock from FHLB Des Moines, and FHLB Boston valued at $140,200 and $76,600, respectively.

The following table summarizes the Company’s debt and credit facilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(in thousands)
Convertible debt	$23,413	$29,163
Mortgage loan	12,188	12,394
Term loan facility	71,250	75,000
Revolving credit facility	10,000	20,000
FHLB loan agreement	19,200	19,200
Total principal amount	$136,051	$155,757
Less: unamortized discount and issuance costs	$5,202	$6,963
Total long-term debt	$130,849	$148,794

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Revolving agreement, Term Note, Convertible Debt, cash borrowings and other loans. Our ability to secure future debt financing depends, in part, on our ability to remain in such compliance. As long as there is no default or an event of default exist, we are allowed to payout dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The schedule of principal payments on long-term debt is as follows:

Year	Amount
(In thousands)
2019 remaining	$3,821
2020	7,790
2021	7,806
2022	7,822
2023	74,589
Thereafter	34,223
Total	$136,051

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of September 30, 2019 and December 31, 2018:

Description	September 30, 2019	December 31, 2018
	(In thousands)
Deferred ceding commission	$35,185	$44,996
Outstanding claim checks	—	15,360
Accounts payable and other payables	7,096	8,379
Lease obligations	8,635	—
Accrued interest and issuance costs	1,476	1,285
Accrued dividends	1,772	1,589
Premium tax	—	2,241
Other liabilities	37	460
Commission payables	12,228	11,654
Total other liabilities	$66,428	$85,964

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

The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $337.3 million at September 30, 2019. The combined statutory surplus for Heritage P&C, Zephyr and NBIC was $376.3 million at December 31, 2018. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company is in compliance. At September 30, 2019, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2019 and 2018.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C with an annual compensation of $150,000. For the nine months ended September 30, 2019 and 2018, the Company paid consulting fees to Ms. Lucas of approximately $256,000 and $575,000, respectively.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset will be entitled to an annual compensation of $150,000. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s  other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the nine months ended September 30, 2019 and 2018, the Company paid agency commission to Comegy of approximately $557,700 and $375,550, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and nine months ended September 30, 2019 and 2018, the contributions made to the plan on behalf of the participating employees were approximately $213,000 and $756,000, and $215,000 and $973,000, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For the three and nine months ended September 30, 2019 and 2018, incurred medical premium costs amounted to an aggregate of $611,000 and $2.4 million and $1.0 million and $2.3 million, respectively. An additional liability of approximately $391,000 is recorded for unpaid claims as of September 30, 2019. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2019, the Company had 28,963,841 shares of common stock outstanding, 8,036,560 treasury shares of common stock and 570,534 unvested shares of restricted common stock issued reflecting total paid-in capital of $331.6 million as of such date.

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

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share. For the three months ended September 30, 2019, the Company purchased 316,383 shares of its common stock for $4.5 million. As of September 30, 2019, the Company repurchased in aggregate 821,763 shares of its common stock since authorizing the stock repurchase program for $11.9 million.

At September 30, 2019, the Company has the capacity to repurchase $38.1 million of its common shares until December 2020. In addition, the Company acquired 4,620 shares and 12,620 shares for approximately $68,000 and $118,000 during three and nine months ended September 30, 2019, respectively, that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Dividends

On February 25, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2019, to stockholders of record as of March 15, 2019. On May 6, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on July 3, 2019 to stockholders of record as of June 14, 2019. On August 1, 2019, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on October 3, 2019 to stockholders of record as of September 16, 2019.

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

At September 30, 2019 there were 1,326,018 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In 2018, the Company granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees. No restricted stock was granted during the nine months ended September 30, 2019.

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

Restricted stock activity for the quarter ended September 30, 2019 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2018	605,801	$19.30
Granted	—	—
Vested	(22,647)	14.28
Canceled and surrendered	(12,620)	14.24
Non-vested, at September 30, 2019	570,534	$19.61

Awards are being amortized to expense over the three to five-year vesting period. The Company recognized $4.0 million and $3.9 million of compensation expense for the nine months ended September 30, 2019 and 2018, respectively. There was approximately $6.9 million of unrecognized compensation expense related to the un-vested restricted stock at September 30, 2019. The Company expects to recognize substantially all of remaining compensation expense over the next 1.3 years. For the nine months ended September 30, 2019, 35,267 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 12,620 shares were withheld by the Company to cover withholding taxes of $186,000. For the comparable period of 2018, no shares were vested and released.

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2019.

On October 31, 2019, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 3, 2020 to stockholders of record as of December 16, 2019.

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

FINANCIAL HIGHLIGHTS

Financial Results Highlights for the Third Quarter of 2019

•	Net income for the quarter was $8.1 million, or $0.28 per diluted share.
•	Book value per share increased 6.5% (8.8% compound annual growth rate) from year-end 2018 and 2.5% (10.5% compound annual growth rate) from June 30, 2019 to $15.37 at September 30, 2019.
•

Gross premiums written were $237.3 million, up 1.6% year-over-year, including 7.9% growth outside Florida that was partly offset by a 4.8% decline related to Florida exposure management in Florida, marking a return to positive organic growth for the consolidated entity.

•	Favorable prior year reserve development of $0.4 million, representing fifth consecutive quarter of favorable prior year reserve development.
•

Net current accident quarter weather losses of $18.7 million, including $6.7 million of net current accident quarter catastrophe losses. In the prior year quarter, net current accident quarter weather and catastrophe losses were $23.6 million and $17.3 million, respectively.

•	Repurchased 316,383 shares for $4.5 million at accretive prices, resulting in total capital returned to shareholders of $6.3 million, including $0.06 per share regular quarterly dividend.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$237,303	$233,613	$3,690	2%
Change in gross unearned premiums	(5,686)	551	(6,237)	NM
Gross premiums earned	231,617	234,164	(2,547)	(1)%
Ceded premiums	(107,755)	(115,926)	8,171	(7)%
Net premiums earned	123,862	118,238	5,624	5%
Net investment income	3,655	3,847	(192)	(5)%
Net realized gains (losses)	805	(123)	928	NM
Other revenue	3,377	3,333	44	1%
Total revenue	$131,699	$125,295	$6,404	5%

NM= Not Meaningful

Gross premiums written were $237.3 million in third quarter 2019, up 1.6% from $233.6 million in the prior year quarter. The increase reflects 7.9% growth outside Florida, partly offset by a 4.8% exposure management driven decline in Florida, particularly in the state’s Tri-County region. The Florida decline reflects a deceleration from second quarter 2019’s 11.9% decrease.

Premiums-in-force were $926.8 million, up 0.5% from the second quarter of 2019, with the increase stemming from 2.1% growth outside Florida, partly offset by a 1.0% decline in Florida. The Florida decline reflects a deceleration from 2Q19’s 3.4% decline from the first quarter of 2019.

Gross premiums earned

Gross premiums earned were $231.6 million in the third quarter of 2019, down 1.1% from $234.2 million in the prior year quarter. The decrease primarily reflects organic gross premiums written year-over-year declines in the second quarter of 2019 and the third and fourth quarters of 2018, partly offset by positive organic gross premiums written growth in the first and third quarters of 2019.

Ceded premiums earned

Ceded premiums earned were $107.8 million in the third quarter of 2019, down 7.0% from $115.9 million in the prior year quarter. The decrease is primarily attributable to continued NBIC-related reinsurance synergies from the run-off of multi-year contracts prior to acquisition by Heritage, and a reduction in NBIC’s gross quota share reinsurance program, which decreased from 18.75% to 8.0% as of June 1, 2018 and was eliminated as of June 1, 2019. NBIC’s gross quota share reduction was partly offset by additional catastrophe excess-of-loss reinsurance coverage and an increase in NBIC’s net quota share reinsurance program from 49.5% to 52.0% as of December 31, 2018.

Net premiums earned

Net premiums earned were $123.9 million in the third quarter of 2019, up 4.8% from $118.2 million in the prior year quarter. The increase reflects lower ceded premiums earned, partly offset by lower gross premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $4.5 million in the third quarter of 2019, up 15.4% from $3.9 million in the prior year quarter. The increase was primarily due to unrealized gains on equity securities. Investment income on the fixed income portfolio was relatively flat, as a lower interest rates were mostly offset by a larger invested asset base.

Other revenue

Other revenue was $3.4 million in the third quarter of 2019, up $0.2 million from $3.2 million in the prior year quarter.

Total revenue

Total revenue was $131.7 million in the third quarter of 2019, up 5.1% from $125.3 million in the prior year quarter. The increase primarily stems from higher net premiums earned, as described above.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	70,052	58,695	11,357	19%
Policy acquisition costs	26,686	26,569	117	0%
General and administrative expenses	21,477	25,815	(4,338)	(17)%
Total operating expenses	118,215	111,079	7,136	6%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $70.1 million in the third quarter of 2019, up $11.4 million from $58.7 million in the prior year quarter. The increase primarily stems from lower cost savings from vertically integrated operations, higher current accident year non-hurricane weather losses and less favorable prior year reserve development, partly offset by lower current accident year catastrophe losses.

Policy acquisition costs

Policy acquisition costs were $26.7 million in the third quarter of 2019, in line with $26.6 million in the prior year quarter.

General and administrative expenses

General and administrative expenses were $21.5 million in the third quarter of 2019, down $4.3 million from $25.8 million in the prior year quarter. The decrease is primarily attributable to non-core business acquisition related expenses in the prior year quarter, partly offset by reduced ceding commission income in the current year quarter associated with changes to NBIC’s quota share reinsurance programs, as described above.

	For the Three Months Ended September 30,
	2019	2018	$ Change	% Change
Operating income	13,484	14,216	(732)	(5)%
Interest expense, net	2,401	5,225	(2,824)	(54)%
Other non-operating expense, net	—	—	—	NM
Income before income taxes	11,083	8,991	2,092	23%
Provision for income taxes	2,950	3,002	(52)	(2)%
Net income	$8,133	$5,989	$2,144	36%
Basic net income per share	$0.28	$0.23	$0.05	21%
Diluted net income per share	$0.28	$0.23	$0.05	21%

Interest and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs was $2.4 million in the third quarter of 2019, down $2.8 million from $5.2 million in the prior year quarter. The decrease reflects a significant year-over-year reduction in long-term debt and a lower blended interest rate on outstanding debt associated with the 2018 debt refinancing transactions.

Provision for income taxes

Provision for income taxes was $3.0 million for both third quarter of 2019 and 2018. The effective tax rate for the current year quarter was 26.6%, 6.8 points below the prior year quarter’s 33.4% rate. Lower pre-tax income in the prior year quarter had an adverse impact on the effective tax rate for the period. Additionally, the third quarter 2018 effective tax rate was elevated due to a tax year 2017 true up of the income tax provision to the income tax return filed in 2018. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income was $8.1 million ($0.28 per diluted share) in the third quarter of 2019, compared to $6.0 million ($0.23 per diluted share) in the prior year quarter. The increase primarily reflects higher net premiums earned, a lower net expense ratio and lower interest expense, partly offset by a higher net loss ratio, as described above.

Ratio

	For the Three Months Ended September 30,
	2019	2018
	(unaudited)
Ceded premium ratio	46.5%	49.5%

Net loss and LAE ratio	56.6%	49.6%
Net expense ratio	38.9%	44.3%
Net combined ratio	95.5%	93.9%

Ceded premium ratio

The ceded premium ratio was 46.5% in third quarter of 2019, down 3.0 points from 49.5% in the prior year quarter. The decrease is primarily attributable to reinsurance synergies associated with the renewal of remaining legacy NBIC reinsurance coverage on a consolidated basis and elimination of NBIC’s 8.0% gross quota share reinsurance program as of June 1, 2019, partly offset by additional catastrophe excess-of-loss reinsurance coverage and an increase in NBIC’s net quota share reinsurance program from 49.5% to 52.0% as of December 31, 2018.

Net loss and LAE ratio

The net loss ratio was 56.6% in third quarter of 2019, up 7.0 points from 49.6% in the prior year quarter. The increase primarily relates to lower cost savings from vertically integrated operations, higher current accident year non-catastrophe weather losses and less favorable prior year reserve development, partly offset by lower current accident year catastrophe losses and the beneficial ceded premium ratio impact of NBIC-related reinsurance synergies.

Net expense ratio

The net expense ratio was 38.9% in third quarter of 2019, down 5.4 points from 44.3% in the prior year quarter. The decrease primarily stems from non-core business acquisition related expenses in the prior year quarter and the beneficial ceded premium ratio impact of NBIC-related reinsurance synergies in the current year quarter.

Net combined ratio

The net combined ratio was 95.5% in third quarter of 2019, up 1.6 points from 93.9% in the prior year quarter. The increase stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Comparison of the Nine months ended September 30, 2019 and 2018

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$702,491	$701,643	$848	0%
Change in gross unearned premiums	(12,326)	(9,345)	(2,981)	32%
Gross premiums earned	690,165	692,298	(2,133)	(0)%
Ceded premiums	(342,529)	(356,748)	14,219	(4)%
Net premiums earned	347,636	335,550	12,086	4%
Net investment income	11,157	9,704	1,453	15%
Net realized gains (losses)	3,132	(1,234)	4,366	NM
Other revenue	10,878	11,273	(395)	(4)%
Total revenue	$372,803	$355,293	$17,510	5%

Gross premiums written

Gross premiums written were $702.5 million for the nine months ended September 30, 2019, in line with $701.6 million in the prior year period, as growth outside of Florida mostly offset exposure management within Tri-County, Florida.

Gross premiums earned

Gross premiums earned were $690.2 million for the nine months ended September 30, 2019, down 0.3% compared to $692.3 million in the prior year period.

Ceded premiums earned

Ceded premiums earned were $342.5 million for the nine months ended September 30, 2019, down 4.0% from $356.7 million in the prior year period. The decrease is primarily attributable to continued NBIC-related reinsurance synergies and an overall reduction to NBIC’s quota share reinsurance programs.

Net premiums earned

Net premiums earned were $347.6 million for the nine months ended September 30, 2019, up 3.6% from $335.6 million in the prior year period. The increase primarily stems from lower ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities for the nine months ended September 30, 2019, was $14.3 million, up 52.1% from $9.8 million in the prior year period. The increase relates primarily to improved market value on invested assets and a higher average invested asset balance, partly offset by a lower interest rate environment.

Other revenue

Other revenue was $10.9 million for the nine months ended September 30, 2019, relatively flat compared to $10.3 million in the prior year period.

Total revenue

Total revenue was $372.8 million for the nine months ended September 30, 2019, up 4.9% from $355.3 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income, as described above.

Operating Expenses

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	206,490	177,775	28,715	16%
Policy acquisition costs	79,793	58,167	21,626	37%
General and administrative expenses	58,465	72,167	(13,702)	(19)%
Total operating expenses	344,748	308,109	36,639	12%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $206.5 million for the nine months ended September 30, 2019, up $28.7 million from $177.8 million in the prior year period. The increase stems primarily from lower cost savings from vertically integrated operations and higher retained weather losses, partly offset by better prior year reserve development and lower attritional losses.

Policy acquisition costs

Policy acquisition costs were $79.8 million for the nine months ended September 30, 2019, up $21.6 million from $58.2 million in the prior year period. The increase primarily reflects the favorable impact of NBIC-related purchase accounting on the prior year period. The favorable purchase accounting impact occurred predominantly in the first two quarters of 2018 and was limited thereafter, as acquisition costs increased with new business. Policy acquisition costs also increased due to reduced ceding commission income in the current year period associated with a reduction to NBIC’s overall quota share reinsurance programs. NBIC’s gross quota share reinsurance program was reduced from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while NBIC’s net quota share reinsurance program increased from 49.5% to 52.0% effective December 31, 2018.

General and administrative expenses

General and administrative expenses were $58.5 million for the nine months ended September 30, 2019, down $13.7 million from $72.2 million in the prior year period. The decrease is primarily attributable to non-core business acquisition related expenses, costs associated with infrastructure growth and post-acquisition costs associated with NBIC-related systems implementation in the prior year period, partly offset by reduced ceding commission income in the current year period, as described above.

	For the Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Operating income	28,055	47,184	(19,129)	(41)%
Interest expense, net	6,502	15,431	(8,929)	(58)%
Other non-operating expense, net	48	(542)	590	NM
Income before income taxes	21,505	32,295	(10,790)	(33)%
Provision for income taxes	5,687	9,068	(3,381)	(37)%
Net income	$15,818	$23,227	$(7,408)	(32)%
Basic net income per share	$0.54	$0.91	$(0.37)	(41)%
Diluted net income per share	$0.54	$0.88	$(0.34)	(39)%

Interest and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $6.5 million for the nine months ended September 30, 2019, down $8.9 million from $15.4 million in the prior year period. The decrease primarily reflects a significant year-over-year reduction in long-term debt and a lower blended interest rate on outstanding debt associated with the 2018 debt refinancing transactions.

Provision for income taxes

Provision for income taxes was $5.7 million and $9.1 million for the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate for the current year is 26.4%, 1.7 points lower than the prior year’s 28.1%. The prior year period’s effective tax rate was elevated due to a tax year 2017 true up to the income tax return filed in 2018. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income for the nine months ended September 30, 2019 was $15.8 million ($0.54 per diluted share) compared to $23.2 million ($0.88 per diluted share) in the prior year period. The decrease primarily reflects a higher net loss ratio in the current year period and the favorable impact of NBIC-related purchase accounting on the prior year period’s net expense ratio, partly offset by an increase in net premiums earned and investment income and a decrease in interest expense.

Ratios

	For the Nine Months Ended September 30,
	2019	2018
	(unaudited)
Ceded premium ratio	49.6%	51.5%

Net loss and LAE ratio	59.4%	53.0%
Net expense ratio	39.8%	38.8%
Net combined ratio	99.2%	91.8%

Ceded premium ratio

The ceded premium ratio was 49.6% for the nine months ended September 30, 2019, down 1.9 points from 51.5% in the prior year period. The decrease is primarily attributable to continued NBIC-related reinsurance synergies and a reduction to NBIC’s overall quota share reinsurance programs, as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 59.4% for the nine months ended September 30, 2019, up 6.4 points from 53.0% in the prior year period. The increase relates to lower income from vertically integrated operations and higher retained weather losses, partly offset by better prior year reserve development and the beneficial impact of NBIC-related reinsurance synergies.

Net expense ratio

The net expense ratio was 39.8% for the nine months ended September 30, 2019, up 1.0 points from 38.8% in the prior year period. The increase primarily stems from the favorable impact of NBIC-related purchase accounting on the prior year period, partly offset by non-core business acquisition related expenses in the prior year period and the beneficial ceded premium ratio impact of NBIC-related reinsurance synergies on the current year period.

Net combined ratio

The net combined ratio was 99.2% for the nine months ended September 30, 2019, up 7.4 points from 91.8 in the prior year period. The increase stems from higher net loss and expense ratios, as described above.

Liquidity and Capital Resources

As of September 30, 2019, we had $230.0 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $13.8 million in restricted cash to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. as well as state insurance department depository requirements.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At September 30, 2019, approximately $24 million was held in Osprey’s trust account.

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

Cash Flows

	For the Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$116,153	$60,343	$55,810
Investing activities	(100,646)	19,134	(119,780)
Financing activities	(34,092)	(20,233)	(13,859)
Net increase (decrease) in cash and cash equivalents	$(18,585)	$59,244	$(77,829)

Operating Activities

Net cash provided by operating activities was $116.2 million for the nine months ended September 30, 2019 compared to cash provided of $60.3 million for the comparable period in 2018. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim payment and reinsurance. during the first nine months of 2019 compared to the first nine months of 2018.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $100.6 million as compared to cash provided of $19.1 million for the comparable period in 2018. The cash provided by investing activities in the first nine months of 2018 relates to investments sold during the quarter, primarily to fund payments of hurricane Irma claims pending reinsurance recoveries whereas we increased invested assets during the first nine months of 2019.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019 was $34.1 million, as compared to cash used in financing activities of $20.2 million for the comparable period in 2018. The increase in cash used in financing activities is due primarily to stock repurchased under the stock repurchase program in the current year and principal payments on the revolving credit line during 2019.

Credit Facilities

On December 14, 2018, Heritage Insurance Holdings, Inc. (the “Company”), as borrower, entered into a credit agreement (the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2019, the Company had in aggregate $71.3 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2019, the borrowing under our Credit Facilities were accruing interest at a rate of 5.625% per annum.

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

All obligations under the Credit Facilities are or will be guaranteed by each existing and future direct and indirect wholly owned domestic subsidiary of the Company, other than all of the Company’s current and future regulated insurance subsidiaries (collectively, the “Guarantors”).

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

The conversion rate for the Convertible Notes was initially 67.0264 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $14.92 per share of common stock). The conversion rate is subject to adjustment in certain circumstances and is subject to increase for holders that elect to convert their Convertible Notes in connection with certain corporate transactions (but not, at the Company’s election, a public acquirer change of control (as defined in the Convertible Note Indenture)) that occur prior to August 5, 2022.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the third quarter of 2019.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the Federal Home Loan Bank (“FHLB”) Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Company’s Senior Secured Notes due 2023 (“Senior Notes”) in 2018. The Company does not have any Senior Notes outstanding as of September 30, 2019.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three and nine months ended September 30, 2019, we reassessed our critical accounting policies and estimates as disclosed within our 2018 Form 10-K. As disclosed in Note 1. Basis of Presentation and Significant Accounting Policies we adopted on January 1, 2019, ASU 2016-02, Leases, and we have made no further material changes or additions with regard to such policies and estimates.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2019:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible debt	$39,117	$573	$2,751	$2,751	$33,041
Note Payable (1)	95,397	3,592	22,942	68,863	—
Mortgage loan	20,833	446	1,786	1,786	16,815
FHLB agreement	21,761	150	1,206	20,405	—
Lease obligations	10,714	380	2,843	2,796	4,695
Total Contractual Obligations	$187,821	$5,142	$31,528	$96,601	$54,551

(1)	Represents the principal and interest payments per the terms of the Credit Facility debt.

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

Recent Accounting Pronouncements

The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” is incorporated herein by reference. We do not expect any recently issued accounting pronouncements to have a material effect on our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2019 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

As of August 31, 2019, the federal funds rate was in the range of 2.00% to 2.25%. On September 18, 2019, the Federal Reserve reduced the federal funds rate 25 basis points to a range of in the range of 1.75% to 2.00%. This is the second time the Federal Reserve has reduced the federal funds rate by 25 basis points in fiscal 2020 after periodically raising the rate from December 2015 through May 2019.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2019 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$551,298	$(64,786)	(10.5)%
200 basis point increase	$572,909	$(43,175)	(7.0)%
100 basis point increase	$594,504	$(21,580)	(3.5)%
100 basis point decrease	$637,645	$21,561	3.5%
200 basis point decrease	$655,170	$39,086	6.3%
300 basis point decrease	$661,200	$45,116	7.3%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector. A majority of the securities in an unrealized loss position as of September 30, 2019 held an A+ rating or better. We do not intend to sell these investments until recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporary impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2019 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$56,606	9.4%	$57,634	9.4%
AA+	$212,221	35.1%	$214,665	34.9%
AA	$65,864	10.9%	$67,265	10.9%
AA-	$46,727	7.7%	$47,691	7.7%
A+	$33,132	5.5%	$33,790	5.5%
A	$4,997	0.8%	$4,998	0.8%
A-	$47,104	7.8%	$48,249	7.8%
BBB+	$41,747	6.9%	$42,607	6.9%
BBB	$36,534	6.0%	$37,594	6.1%
BBB-	$14,346	2.4%	$14,696	2.4%
BB	$1,230	0.2%	$1,265	0.2%
NA and NR	$44,313	7.3%	$45,630	7.4%
Total	$604,821	100%	$616,084	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2019 consists of $1.6 million of Federal Home Loan Bank common stock, the investment is recorded at cost and adjusted, if and when subsequent price changes are provided by the institution. Such changes in the basis of the equity investment are recognized in net holding gains and losses on the Company’s consolidated statements of operations. As of September 30, 2019, the Company has not recognized any price changes on the investment.

Foreign Currency Exchange Risk

At September 30, 2019, we did not have any material exposure to foreign currency related risk.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended September 30, 2019, we purchased 316,383 shares of common stock for an aggregate purchase of $4.5 million under our share repurchase program. In addition, the Company acquired 4,620 shares for a total cost of $68,000 during the three months ended September 30, 2019 that were not part of the publicly announced share repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

A summary of our common stock repurchases during the three months ended September 30, 2019 is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2019 through July 31, 2019	—	$ —	—	$42,655
August 1, 2019 through August 31, 2019	316,383	$14.35	316,383	$38,106
September 1, 2019 September 30, 2019	4,620	$14.01	—	$38,106
Total	321,003		316,383

(1)	Average price paid per share excludes cash paid for commissions.
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

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2019	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 6, 2019	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)