Form 10-K
period 2019-12-31
Heritage Insurance Holdings, Inc.
filed 2020-03-10
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $398,540,308 on June 30, 2019, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date.

As of March 9, 2020, the number of shares outstanding of the Registrant’s common stock was 28,926,048.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy and ability to fully execute our business plan; our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and technology, results of operations and liquidity; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management’s efforts; statements of management’s goals and objectives, including intentions to pursue certain business and handling of certain claims; projections of revenue, earnings, capital structure, reserves and other financial items; assumptions underlying our critical accounting policies and estimates; assumptions underlying statements regarding us and our business; and other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	our exposure to catastrophic weather events, which are more pronounced because the concentration of our business in coastal states;
•	inherent uncertainty of our models and our reliance on such model as a tool to evaluate risk;
•	our failure to accurately price the risks we underwrite;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	increased competition, competitive pressures, and market conditions;
•	our failure to identify suitable acquisition candidates;
•	effectively manage our growth and integrate acquired companies;
•	our failure to execute our diversification strategy;
•	our reliance on independent agents to write or renew insurance policies;
•	the failure of our claims department to effectively manage or remediate claims;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our inability to maintain our financial stability rating;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations;
•	the ability of our subsidiaries to generate and transfer funds;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;

•	changes in regulations and our failure to meet increased regulatory requirements;
•	the regulation of our insurance operations; and
•	certain characteristics of our common stock.

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

Our Business

Established in 2012, Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”) is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance through our insurance company subsidiaries (see Part II, Item 8, Note 25, "Geographical Information" for a breakdown of our in-force premiums and policies by state). We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by an experienced senior management team with an average of 25 years of insurance industry experience.

Our financial strength ratings are important to the Company in establishing our competitive position and can impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA’s ratings assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following insurance financial strength ratings (“IFSR”) to our key operating subsidiaries. Additionally, KBRA has assigned an investment grade issuer rating to us. The outlook for all ratings is stable.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	A-	N/A
Heritage Insurance	N/A	N/A	BBB-

Our operating subsidiaries include: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential property insurance as well as an artisan contractor (commercial general liability) insurance; Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; Zephyr Insurance Company (“Zephyr”), which provides personal and commercial residential property insurance; Zephyr, which provides residential wind-only property and multi-peril property insurance within the State of Hawaii; Osprey Re Ltd. (“Osprey”), our captive reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage MGA, LLC, our managing general agent; NBIC Service Company, which provides services to NBIC; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims and provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; and First Access Insurance Group, LLC, our retail agency and reinsurance intermediary.

The following chart depicts our organizational structure:

Our Company

Our primary products are personal and commercial residential property insurance. As of December 31, 2019, our personal residential products were offered in twelve states and our commercial residential products were offered in two of those states, Florida and New Jersey (see Part II, Item 8, Note 25, "Geographical Information" for a breakdown of our in-force premiums and policies by state). Additionally, Heritage P&C, is authorized in Alabama, Delaware, Maryland and Pennsylvania, but has not commenced writing business in those states as of December 31, 2019.

We conduct our operations under one business segment.

As of December 31, 2019, we had 522,442 personal residential policies in force, representing $861.2 million of annualized premium, 2,533 commercial residential policies in force, representing $73.2 million of annualized premium, and 6,970 commercial general liability policies in force, representing $6.2 million of annualized premium, for a total number of policies and annualized premium of 531,945 and $940.6 million, respectively. For the years ended December 31, 2019, 2018 and 2017, we had gross premiums written of $937.9 million, $923.3 million, and $625.6 million, respectively and operating income of $49.6 million, $69.5 million, and $49.5 million respectively. At December 31, 2019 and 2018, we had total assets of $1.9 billion and $1.8 billion, respectively, and total stockholders’ equity of $448.8 million and $425.3 million, respectively.

Our Strategy

Our strategy is to grow and geographically diversify our property insurance operations to achieve consistent positive results for our shareholders, while mitigating risk from a single or series of catastrophic weather events. We believe this diversification also increases our supply of risk transfer partners and optimizes reinsurance pricing. We began insurance operations in Florida through selective assumptions of business from Citizens Property Insurance Corporation (“Citizens”), Florida’s governmental insurer of last resort, following which we added voluntary distribution and, through a combination of mergers and acquisitions as well as organic growth, expanded into additional states. We have also added commercial residential and artisan contractor (commercial general liability) insurance to our product portfolio. We intend to continue to grow profitably by undertaking the following:

Improve the Profitability of our Florida Portfolio

While we have significantly expanded our Florida marketing efforts exclusive of South Florida, our goal is to improve the profitability of our Florida personal lines business through disciplined underwriting. Due largely to high property insurance litigation rates in Florida, claim frequency and severity for certain perils has increased over the last several years. We have taken underwriting and rate actions to improve the profitability of our Florida business. Our total insured value for personal lines business in Dade and Broward counties decreased by 32.2% from 2017-2019.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance. Our reinsurance program includes excess loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain favorable pricing and contract terms and conditions, including multi-year commitments on our catastrophe bond program. We entered into fully collateralized multi-year catastrophe reinsurance agreements funded through the issuance of catastrophe bonds by Citrus Re in years 2014, 2015, 2016, and 2017. We will continue to evaluate cost-efficient alternatives to traditional reinsurance. Each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance. Osprey Re did not absorb any losses from Hurricane Irma because we used third party reinsurers to cover catastrophe losses beyond the insurance companies’ retentions for the 2017 hurricane season. During 2019 and 2018, Osprey Re absorbed approximately $16 million and $20 million, respectively, of combined losses from catastrophic and non-catastrophic weather related events.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and in-source critical aspects of claims adjusting and repair services. While CAN’s initial operations were in Florida only, it has expanded to our northeastern and southeastern states and Hawaii. We have additional contracted claims adjusting and loss mitigation resources in all states in which we conduct business and have deployed those additional resources as needed after catastrophic events. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and better manage claims costs.

Develop IT Solutions to More Effectively Service our Customers

We continuously work to enhance our technology in order to better serve our agents and policyholders, streamline our processes, and improve efficiency.

Our Competitive Strengths

We believe that our growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Bruce Lucas, Chairman and Chief Executive Officer, Richard Widdicombe, President, Kirk Lusk, Chief Financial Officer and Ernesto Garateix, Chief Operating Officer. Our senior management team includes twelve insurance professionals, with 25 years of average insurance industry experience and longstanding relationships with key industry participants.

Strong, Conservative Capital Structure

As of December 31, 2019, we had stockholders’ equity of $448.8 million and Heritage P&C, NBIC, and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $158.6 million, $102.2 million, and $86.8 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and Demotech.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allow us to make better risk selections leading to profitability and high levels of policy retention. Our data analytics are embedded in the underwriting process and are used for strategic expansion into new product lines and states.

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjusting, water mitigation, and repair services provides us with a competitive advantage. Through our management of both claims adjusting and repair services, we are generally able to begin the adjustment and mitigation process in a timely manner, benefitting loss costs. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

Relationships with Highly Rated Reinsurers

We manage our exposure to catastrophic events through, among other things, the purchase of reinsurance. Our relationships with highly rated reinsurers have been developed as a result of our management team’s industry experience and our reputation for selective underwriting and effective claims management. Our financial strength, underwriting results and the long-term relationships between our management team and our reinsurance partners help improve the cost-effectiveness of our reinsurance program.

Relationships with Independent Agents and National Underwriters

We have developed relationships with a large network of independent insurance agents. We have partnerships with certain large retail agencies which amplify our production. We believe we have been able to build this network due to our financial stability, disciplined underwriting, claims and mitigation capabilities, customer service, and robust reinsurance program. We have forged strategic relationships with national insurers and agencies that provides us access to their agent and production networks.

Our Competition

The market for residential property insurance is highly competitive in the states in which we conduct business. We compete to varying degrees with insurers including large national carriers, state-sponsored homeowners’ insurance entities, and single state or regional carriers. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, streamlined processes, and vertical integration of loss mitigation and repair services.

Products, Distribution, and Catastrophe Loss Management

Heritage P&C writes voluntary personal insurance policies through a network of independent agents in each of the states in which it is licensed. We have more than 2,400 actively writing independent agents in Alabama, Florida, Georgia, North Carolina and South Carolina. Approximately 27.0% of our new premium is written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida. Additionally, we have expanded our commercial residential product to New Jersey, and we intend to expand to other strategically targeted states.

NBIC writes personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 225 retail independent agents, representing over 600 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through 8 wholesale agency relationships. Our three largest independent agency relationships represent approximately $70.0 million, or 19.5% annualized premiums.

Zephyr writes personal and commercial insurance policies through a network of approximately 70 independent agencies in Hawaii. Approximately 52.0% of our voluntary premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums ceded to reinsurers is one of our largest costs. We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2018 and 2019, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) sponsorship of multiple catastrophe bonds that provide principal limit, which does not include reinstatements, that can be drawn upon over a three year period, and (iv) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure on catastrophe and non-catastrophe losses and provides ceding commission income. Our per risk program limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate. See “-Reinsurance – 2019 – 2020 Reinsurance Program” of this report for additional information.

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

We closely manage all aspects of our claim’s adjustment process. Claims are initially reviewed by our managers and staff adjusters, who determine the extent of the loss and the resources needed to adjust each claim. In the case of a catastrophic event, we have contracted with multiple large national claims adjusting firms to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. Our CAN subsidiary performs both catastrophe and non-catastrophe related services. We deployed our extensive resources at CAN to perform emergency claim services and repairs in the aftermath of Hurricanes Irma, Florence and Michael. Our CAN network has been expanded to other states in which we conduct business. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.

Seasonality of our Business

Our insurance business is seasonal; hurricanes typically occur during the period from June 1 through November 30 and winter storms generally impact the first and fourth quarters. Because our catastrophe reinsurance program incepts on June 1 annually, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will be incurred over the twelve month period beginning with that date subject to certain adjustments.

Our Market

The following charts depict the distribution of our in-force premium as of December 31, 2019 and 2018, respectively.

*	Other includes AL, CT, GA, SC & VA

Underwriting

Our underwriters evaluate and accept only those risks that they believe will enable us to achieve an underwriting profit. To achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing risk relative to the risk to be assumed or written.

All of our underwriting is performed internally. The underwriting team includes actuarial staff, underwriters, our risk management team, and product development personnel. Our underwriting team leverages our proprietary data analytics, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence as well as premiums to be received from insuring the residence. New technological advances in computer generated geographical mapping afford us an enhanced perspective as to geographic concentrations of policyholders. When considering the geographic distribution of existing policies, our underwriters may consider the number of other properties we insure within the same region, county, city and zip code. We also consider the cost of reinsurance when assessing the adequacy of the premium with regard to the risk to be assumed or written. The underwriting criteria that we consider will continue to evolve as our business grows.

We also review our expiring policies to determine if those risks continue to meet our underwriting guidelines. If a given policy no longer meets our criteria, we will take appropriate action, including raising premium rates, or, to the extent permitted by applicable law, not offering to renew the policy.

Policy Administration

We have engaged providers of web-based software solutions and insurance personnel, to provide us with policy administration services for our business, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of an increasing number of policies as our Company grows and expands, and provide detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria as necessary. The software provides us with daily updates regarding the insurance policies that we have issued. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our customers on a timely basis.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial claim submission to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. When a policyholder contacts us to report a claim, members of our claims department create a claim file and aggregate the appropriate supporting documentation. Claims are then reviewed by our managers and staff adjusters, who assess the extent of the loss, which may include a thorough on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims and ensure timely responses to our policyholders. We currently leverage our CAN vendor network to provide repair and remediation services to our policyholders.

We perform or supervise the services rendered to our policyholders at all stages of the claims process, which we believe allows us to reduce cost and provide a high level of customer service to our policyholders. We have in-house resources as well as outsourced vendor relationships for water mitigation and rebuilding after a loss. To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed the Platinum Program, which provides participating customers with a 10% discount on their claim deductible, and we gives us control over inspection, claims adjusting and repair services.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2019, 2018 and 2017, see Note 13 — “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Reinsurance

2019-2020 Reinsurance Programs

In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and have sponsored catastrophe bonds issued by Citrus Re. The catastrophe reinsurance may be on an excess of loss or quota share basis. We also purchase reinsurance for non-catastrophe losses on a quota share, per risk or facultative basis. Purchasing a sufficient amount of reinsurance to cover catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy, and premiums ceded to reinsurers is one of our largest costs. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

Our reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We generally amortize our catastrophe reinsurance premiums over the 12-month contract period beginning on June 1 on a straight-line basis. Our quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2019-2020 reinsurance program provides reinsurance in excess of our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. We share portions of our reinsurance program coverage among our insurance company affiliates.

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

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss). An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2019 ceding 56% of the net premiums and losses and 5% of the prior year quota share will run off.

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

NBIC placed 42.5% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 1, 2019, expiring March 31, 2020. The limit on the contract is $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2019, expiring December 31, 2020. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

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

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $3.75 million, or higher, subject to special acceptance.

The following graphics depict our reinsurance program structure for the 2019 - 2020 hurricane season:

2019 - 2020 Reinsurance Tower

For the twelve months ending May 31, 2020, we purchased catastrophe XOL reinsurance from the following sources: (i) FHCF (i.e. Florida risks only), (ii) Citrus Re Ltd, and (iii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized. There is no single reinsurer representing more than 10% of the limit purchased for our program, excluding Citrus Re catastrophe bonds and FHCF. The chart below lists our third-party reinsurers with A.M. Best and S&P ratings for all Heritage insurance company subsidiaries as of December 31, 2019.

Reinsurer	AM Best Rating	S&P Rating
Aeolus Re/Keystone PF Seg	Fully Collateralized	NR
Allianz Risk Transfer AG (obo Nephila)	A+	AA
Allied World Assurance Co Ltd	A	A-
Allied World Re Mgmnt/Allied W	A	A-
American Agricultural Ins (OH)	A	NR
American Standard Ins Co of WI	A	NR
Arch Re Co	A+	A+
Arch Re Ltd	A+	A+
Arch Re Ltd obo Quantedge	A+	A+
Ark Underwriting Inc/Synd 4020	A	A+
Ascot Re Co Ltd	A
Ascot UW Inc./Synd 1414 (ASC)	A	A+
Asia Capital Re Group Pte Ltd	NR	NR
Aspen Bermuda Ltd	A	A

Reinsurer	AM Best Rating	S&P Rating
Aspen Re Amer/Aspen Ins UK Ltd	A	A
AXIS Re Co	A+	A+
AXIS Specialty Ltd	A+	A+
Brit Ins/BRT Syndicate 2987	A	A+
China P&C Re, Beijing	A	A
Chubb Tempest Re Ltd.	A++	AA
Chubb Tempest Re/ACE P and C	A++	AA
Eclipse Re Ltd/Seg EC0020	Fully Collateralized	NR
Employers Mut Cas Co	A	NR
Endurance Assurance Corp	A+	A+
Everest Re Co	A+	A+
Fidelis Ins Bermuda Ltd	A-	A-
Fidelis UW Ltd	A-	A-
General Insurance Corporation of India	A-	NR
Hannover Rueck SE	A+	AA-
Hannover Rueck SE (obo Pillar)	A+	AA-
Hannover Rueck SE(obo Eskatos)	A+	AA-
Harco National Ins Co	A-	NR
Hiscox Ins Co (BDA) Ltd	A	A
Horseshoe Re Ltd/SA CC071	Fully Collateralized	NR
Humboldt Re Ltd	A-	NR
Kelvin Re Ltd	A-	NR
Korean Re Co	A	A
Lloyds Consortium 9840	A	A+
Lloyds Syndicate 0033 (HIS)	A	A+
Lloyd's Syndicate 0623 (AFB)	A	A+
Lloyd's Syndicate 0727 (SAM)	A	A+
Lloyd's Syndicate 1084 (CSL)	A	A+
Lloyd's Syndicate 1183 (TAL)	A	A+
Lloyd's Syndicate 1414 (ASC)	A	A+
Lloyd's Syndicate 1729 (DUW)	A	A+
Lloyd's Syndicate 1856 (ACS)	A	A+
Lloyd's Syndicate 2001 (AML)	A	A+
Lloyd's Syndicate 2003 (XLC)	A	A+
Lloyd's Syndicate 2014 (ACA)	A	A+
Lloyd's Syndicate 2623 (AFB)	A	A+
Lloyd's Syndicate 2987 (BRT)	A	A+
Lloyds Syndicate 2988 (BRT)	A	A+
Lloyd's Syndicate 3000 (MKL)	A	A+
Lloyd's Syndicate 4000 (HAM)	A	A+
Lloyd's Syndicate 4020 (ARK)	A	A+
Markel Bermuda	A	A
MS Amlin AG, Bermuda Branch	A	A
Munich Re America Inc	A+	AA-
Nautical obo Syndicate 2357	A	A+
New India Assur Co Ltd	A-	NR
Odin Re Ltd/Seg Account ODR 3	Fully Collateralized	NR
Odin Re Ltd/Seg Account ODR 6	Fully Collateralized	NR
Odyssey Re Co	A	A-

Reinsurer	AM Best Rating	S&P Rating
Partner Re Co Ltd	A+	A+
PartnerRe US	A+	A+
Prospero Re Ltd.	Fully Collateralized	NR
Qatar Re Ltd.	A	A
Ren Re U.S. Inc.	A+	A+
RenaissanceRe Europe AG (U.S. Branch)	A+	A+
Satec Srl/New Re	A+	AA-
SCOR Re Co	A+	AA-
SCOR SE	A+	AA-
Securis Re IX Ltd/Seg Acct 999	Fully Collateralized	NR
Securis Re V Ltd/Seg Acct 599	Fully Collateralized	NR
Swiss Re America Corp	A+	AA-
Taiping Re Co Ltd (HK)	A	A
Third Point Re (USA) Ltd	A-
Toa Re Co of America	A	A+
Transatlantic Re	A+	A+
TransRe/Gen Re	A++	AA+
Validus Am/Validus Re (CH) Ltd	A	A
Validus Re Ltd	A	A
XL Re America Inc.	A+	AA-

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

Investments

Our investments are managed by three third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our invested assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of 2-5 years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities, high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. See Note 3 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2019, we held $268.4 million in cash and cash equivalents and $595.2 million in securities, which were comprised of $587.3 million in fixed maturities, $1.6 million in common stock and $6.4 million other invested assets. From the $587.3 million of fixed maturities, $22.0 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. See Note 14. Long-Term Debt to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Government Regulation

The insurance industry is extensively regulated. Our insurance company subsidiaries are subject to the laws and regulations of the states in which they conduct business. The insurance regulatory statutes and rules provide for regulation of virtually all aspects of the business of insurance companies. The states in which we conduct business, like many states, have adopted several model laws and regulations as promulgated by the National Association of Insurance Commissioners (“NAIC”). State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. In some instances, individual state insurance laws and regulations are even more stringent that those promulgated by the NAIC or other states.

We are subject to regulations administered by a department of insurance in each state in which we do business. These regulations relate to, among other things:

•	the content and timing of required notices and other policyholder information;
•	the amount of premiums the insurer may write in relation to its surplus (writing ratios);
•	the amount and nature of reinsurance a company is required to purchase;
•	participation in guaranty funds and other statutorily created markets or organizations;
•	business operations and claims practices;
•	approval of policy forms and premium rates;
•	standards of solvency, including risk-based capital measurements;
•	licensing of insurers and their products;
•	restrictions on the nature, quality and concentration of investments;
•	restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;
•	approval of and restrictions on transactions between insurance companies and their affiliates;
•	restrictions on the size of risks insurable under a single policy;
•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;
•	periodic examinations of our operations and finances;
•	the form and content of records of financial condition required to be filed; and
•	requiring reserves.

Over the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

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

State regulators where we are and may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports related to financial condition, holding company issues and other matters. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, we are subject to assessments levied by governmental and quasi-governmental entities from the states in which we conduct business.

Employees

As of December 31, 2019, we had 530 employees. We are not a party to any collective bargaining agreement and have not experienced any work stoppages or strikes as a result of labor disputes. We consider relations with our employees to be satisfactory.

Available Information

We make available free of charge on our website, www.heritagepci.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC. To access these filings, go to the Company’s website at https://investors.heritagepci.com/  and under the “Investors” heading, click on “Financial Information” then “SEC Filings”.

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our principal executive offices are located at 2600 McCormick Drive, Suite 300, Clearwater, Florida 33759.

Financial Information by Geographical Area

For financial information by geographic area, see Part II, Item 8, Note 25, "Geographical Information – (unaudited)".

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

We have exposure to unpredictable catastrophes, which can materially and adversely affect our financial results, which are more pronounced because a large portion of our insurance business is conducted in coastal states.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, snowstorms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns could affect the frequency or severity of weather-related catastrophes. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. As of December 31, 2019, all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, and winter storms. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2019 through May 31, 2020, we have purchased up approximately $3.5 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention.

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

Part of our growth strategy is to expand through the acquisition of complementary businesses. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations and information systems, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

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

Our growth and diversification strategy involves expansion of our business to states outside of our existing markets. Geographic diversification may be hindered by the fact that our operating history is less than the operating history of our competitors, and we may be unable to satisfy requirements imposed by state regulators and other third parties.

We rely on independent agents to write voluntary insurance policies for us, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We write personal and commercial insurance policies through a network of independent agents. Of our network of 2,400 southeast US independent agents, approximately 27.0% of new business is affiliated with eight large agency networks with which we have entered into master agency agreements, which are generally terminable with notice. Of our network of approximately 225 retail independent agents for business in the northeastern United States, our eight largest relationships represent approximately $70.0 million in annualized premiums. Of our network of approximately 70 Hawaiian independent agencies, approximately 52.0% are affiliated with three large multi-producer agencies.

Our strategic focus is to grow the number of policies written, which meet our underwriting criteria, throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results.

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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and for our policyholders. We have implemented security controls to protect our information technology systems, but experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. In addition, we have in the past and may in the future be subject to "phishing" attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information.

The Company’s customers provide personal information that we store and maintain in our data warehouse and policy and claims systems. The Company has implemented systems and processes to protect against unauthorized access to or use of such personal information, but there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, the Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve in addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s policyholders and its business and could result in a loss of customers, suppliers or revenue.

Any compromise of our information technology systems could result in the unauthorized publication of our confidential business or proprietary information, result in the unauthorized release of customer, supplier or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation, cause us to incur direct losses if attackers access our actuarial and other models, bank or investment accounts. Any breach in our information systems could result in interruptions to our operations and damage to our reputation, and the misappropriation of confidential information could result in regulatory enforcement actions, substantial fines and penalties, litigation or other liability or actions which could have a material adverse effect on our business, cash flows, financial condition and results of operations. Any interruption to the use or access of our information systems at critical points in time could adversely affect the timely and efficient operation of our business. Any delay in our business growth, significant costs or lost policyholders resulting from such information technology failures could adversely affect our business, operations and financial results.

The cost and operational consequences of implementing additional data protection measures either as a response to specific breaches or as a result of evolving changes in technology or risks, could be significant and negatively affect our business.

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

Despite system redundancy, our security measures and disaster recovery plan for our internal information technology may not be effective. Our systems are vulnerable to damage from a number of sources, including energy blackouts, natural disasters and other catastrophic events, terrorism, war, telecommunication failures and malicious software programs or cyber security attacks. We conduct our business primarily from offices located in Florida, Hawaii, and Rhode Island where catastrophic weather events could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. We contract with a third-party vendor to maintain complete daily backups of our systems; however, we have not fully tested our plan to recover data in the event of a disaster.

Furthermore, our disaster recovery and business continuity plans involve arrangements with our off-site, secure data centers. In the event of a catastrophic weather event or cyber security attack, we cannot assure that we will be able to access our systems from these facilities in the event that our primary systems are unavailable. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional.

We depend on the ability of our subsidiaries to generate and transfer funds to meet debt obligations.

We do not have significant revenue generating operations of its own. Our ability to make scheduled payments on our debt obligations and dividends depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

We are dependent on our executives, key employees and the ability to hire and retain a qualified workforce

Our future success depends on the efforts of our executives and senior management.

Currently, we maintain key man life insurance with respect to Bruce Lucas, our Chairman and Chief Executive Officer. If any other member of senior management dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

Additionally, our future success is also based on our ability to develop the talent and skills of our human resources and attract and retain experienced and qualified employees. For example, if the quality of our underwriters, claims or other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations, which could adversely affect our results. There is strong competition within the insurance industry and from businesses outside the insurance industry for qualified employees. The unexpected loss of key employees in any of our could have a material adverse impact on our business because of the loss of such skills, knowledge of our products and years of industry experience.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income so generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2019, approximately 68.0% of our total investments, cash and cash equivalents was invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the FDIC insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry in general and for our multi-peril personal lines business has continued to increase in recent years, principally driven by litigation and assignment of benefits (“AOB”) in the State of Florida. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. However, in July 2019, the Florida legislature enacted an AOB reform bill that intends to limit AOB litigation by creating requirements for the execution of an AOB and allowing an insurance policy to prohibit any AOB. There can be no assurance that this new legislation will reduce the future impact of AOB practices.

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

We are subject to extensive state regulation. The National Association of Insurance Carriers (“NAIC”) and state insurance regulators regularly examine existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the formation of new laws. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

State insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company. Additionally, state legislation can impact our results of operations. For example, in 2007, Florida enacted legislation that led to rate levels in the private insurance market that we believe, in many instances in the past, were inadequate to cover the related underwriting risk. This same legislation required Citizens Property Insurance (“Citizens”) to reduce its premium rates and begin competing against private insurers in the Florida residential property insurance market. Florida lawmakers may continue to enact or retain legislation that suppresses the rates of Citizens, further adversely impacting the private insurance market and increasing the likelihood that it must levy assessments on private insurance companies and ultimately on Florida consumers. These and other aspects of the political environment in jurisdictions where we operate may reduce our profitability, limit our growth, or otherwise adversely affect our operations.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2019, our insurance subsidiaries each maintained a risk-based capital ratio of over 300%. Our Florida subsidiary, HPCI, has agreed to maintain a risk-based capital ratio of at least 300%. In connection with our acquisition of NBIC, we agreed to maintain a risk-based capital ratio of 375%.

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

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations

We operate in a regulatory environment where certain entities and organizations have the authority to require us to participate in assessments. Currently these entities and organizations include, but are not limited to, state guaranty funds, state joint underwriting associations, fair plans, wind pools, or the FHCF.

Insurance companies currently pass these assessments on to holders of insurance policies in the form of a policy surcharge and reflect the collection of these assessments as fully earned credits to operations in the period collected. The collection of these fees, however, may adversely affect our overall marketing strategy due to the competitive landscape of our business. As a result, the impact of possible future assessments on our balance sheet, results of operations or cash flow are indeterminable at this time.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates
Clearwater, Florida	Corporate Headquarters	75,736	Company owned
Safety Harbor, Florida	Restoration Center	16,367	Company owned
Honolulu, Hawaii	Insurance Company HI Operations	4,405	Leased
Johnston, Rhode Island	Insurance Company NE Operations	28,098	Leased

Approximately 44% of the building in Clearwater is leased to unaffiliated tenants.

Item 3.	Legal Proceedings

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

Holders of Record

As of March 4, 2020, we had 28,978,952 shares of common stock outstanding, including 320,534 shares of restricted stock for which restrictions have not lapsed, and by a total of approximately 30 stockholders of record.

Dividends

In 2019, we declared dividends in the amount of $7.1 million, while we have historically declared dividends the declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on profits, financial requirements and other factors, such as legal and regulatory restrictions on the payment of dividends, overall business condition and other elements the Board of Directors considers relevant. See Note 22. Equity to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plan.

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

Stock Repurchase Program

In November 2019, the Company acquired 225,000 shares for a total cost of $3.3 million that were not part of the publicly announced share repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Shares repurchased for during the three months ended December 31, 2019 are summarized in the table below (in thousands, except per share data). Average price paid per share excludes fees and commissions.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - October 31, 2019	—	$—	—	$38,106
November 1 - November 30, 2019	371,040	$14.34	146,040	$36,008
December 1 - December 31, 2019	166,883	$13.09	166,883	$33,816
Total	537,923		312,923

Refer to Note 22 Equity to the accompanying consolidated financial statements for future discussions on the Share Repurchase Program.

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock for the quarterly periods of December 31, 2015 through 2019, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage Insurance Holdings Inc of, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	May-14	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Heritage Insurance Holdings, Inc	100	169	190	139	162	135
NASDAQ Insurance Index	100	108	115	133	138	126
Russell 2000 Index	100	107	101	121	136	120

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition Results of Operations and our consolidated financial statements and the related notes appearing in Item 8 – Financial Statements and Supplementary Data of this Annual Report. The consolidated statement of operations data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data at December 31, 2019 and 2018 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

Statements of Operations Data:
	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Revenue:
Gross premiums written	$937,937	$923,349	$625,565	$626,704	$586,098
Gross premiums earned	924,247	926,326	643,304	640,518	524,740
Ceded premiums	(445,534)	(472,144)	(263,740)	(228,797)	(148,472)
Net premiums earned	478,713	454,182	379,564	411,721	376,268
Net investment income and realized gains/losses	18,595	10,803	11,896	10,914	8,929
Other revenue	13,997	15,186	15,163	16,323	9,595
Total revenue	511,305	480,171	406,623	438,958	394,792
Expenses:
Loss and loss adjustment expenses	273,288	237,425	201,482	238,862	141,191
Other operating expenses	188,450	173,210	155,606	143,331	103,311
Total expenses	461,738	410,635	357,088	382,193	244,502
Operating income	49,567	69,536	49,535	56,765	150,290
Other non-operating expenses	8,571	30,542	55,427	362	—
Income (loss) before income taxes	40,996	38,994	(5,892)	56,403	150,290
Provision for income taxes	12,360	11,839	(4,773)	22,538	57,778
Net income (loss)	$28,636	$27,155	$(1,119)	$33,865	$92,512
Earnings (loss) per share:
Basic earnings (loss) per share	$0.98	$1.05	$(0.04)	$1.14	$3.08
Diluted earnings (loss) per share	$0.98	$1.04	$(0.04)	$1.14	$3.05
Ratios to net premiums earned:
Net loss ratio	57.1%	52.3%	53.1%	58.0%	37.5%
Operating expense ratio	39.4%	38.1%	41.0%	34.8%	27.5%
Combined ratio	96.5%	90.4%	94.1%	92.8%	65.0%

Balance Sheet Data
	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash and invested assets	$863,600	$778,710	$720,710	$708,799	$636,373
Reinsurance recoverable	$428,903	$317,930	$357,357	$—	$—
Prepaid reinsurance premiums	$224,102	$233,071	$227,764	$106,609	$78,517
Deferred policy acquisition costs	$77,211	$73,055	$41,678	$42,779	$34,800
Intangibles	$68,642	$76,850	$101,626	$26,542	$2,120
Goodwill	$152,459	$152,459	$152,459	$46,454	$8,028
Total Assets	$1,939,670	$1,768,713	$1,771,210	$1,033,244	$837,398
Unpaid loss and loss adjustment expense	$613,533	$432,359	$470,083	$140,137	$83,722
Unearned premiums	$486,220	$472,357	$475,334	$318,024	$302,493
Long-term debt, net of issuance costs	$129,248	$148,794	$184,405	$72,905	$—
Reinsurance premium payable	$156,351	$166,975	$17,577	$96,667	$60,210
Deferred ceding commission	$37,464	$44,819	$51,109	$—	$—
Commission payable	$14,798	$11,654	$12,609	$6,179	$—
Outstanding checks	$—	$15,360	$79,665	$—	$—
Total Liabilities	$1,490,871	$1,343,380	$1,391,394	$675,285	$480,845
Total Stockholders' Equity	$448,799	$425,333	$379,816	$357,959	$356,553

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Heritage Insurance Holdings, Inc., is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across its multi-state footprint. We provide personal residential insurance in twelve states and commercial residential insurance in two of those states, while maintaining licenses in four additional states. As a vertically integrated insurer, we control or manage substantially all aspects of underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. Our financial strength ratings are important to the Company in establishing our competitive position and can impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”).

Demotech and KBRA have assigned the following insurance financial strength rating (“IFSR”) to our key operating subsidiaries. Additionally, KBRA has assigned an investment grade issuer rating to the parent company, Heritage Insurance Holdings. The outlook for all ratings is stable. Demotech maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA’s ratings assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

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

Acquisitions and Financings

On December 14, 2018, we entered into a five-year, $125 million credit agreement (the “Credit Agreement”) with a banking syndicate. Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a senior secured term loan facility in an aggregate principal amount of $75 million and (2) a senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Credit Facilities”).

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

We used the net proceeds of the 2018 Credit Facilities (1) to redeem all $79.5 million outstanding aggregate principal amount of our Senior Notes due 2023, (2) to purchase $72.7 million of our outstanding 5.875% Convertible Notes due 2037, and (3) for general corporate purposes.

In the fourth quarter of 2018 and the first quarter of 2019, we exchanged $81.6 million of principal of Convertible Notes for a combination of cash and the issuance of 3,880,653 shares of common stock.

Key Components of our Results of Operations

Revenue

Gross premiums written represent, with respect to a period, the sum of direct premiums written (premiums from policies written during the period, net of any midterm cancellations and renewals of voluntary policies) and assumed premiums written (primarily premiums from state fair plan policies), in each case prior to ceding premiums to reinsurers.

Gross premiums earned represent the total premiums earned during a period from policies written. Premiums associated with voluntary and renewed policies are earned ratably over the twelve-month term of the policy and premiums associated with assumed policies are earned ratably over the remaining term of the policy.

Ceded premiums represent the cost of our reinsurance during a period. We recognize the cost of our reinsurance program ratably over the twelve-month term of the arrangement. Our catastrophe XOL reinsurance generally incepts June 1 and runs through May 31 of the following year. Our net quota share treaty incepts December 31. Our other reinsurance programs may be purchased on a calendar or fiscal year basis.

Net premiums earned reflect gross premiums earned less ceded premiums during the period.

Net investment income represents interest earned on fixed maturity securities, short term securities and other investments, dividends on equity securities, realized gains or losses on investment sales and unrealized gains or losses on equity securities.

Other revenue includes rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida, and all policy and pay-plan fees. Our regulators have approved a policy fee on each policy written for certain states; these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay premiums in more than one installment and record the fees as income when collected.

Expenses

Losses and loss adjustment expenses (“LAE”) reflect losses paid, expenses paid to resolve claims, such as fees paid to adjusters, attorneys and investigators, and changes in our reserves for unpaid losses and loss adjustment expenses during the period, in each case net of losses ceded to reinsurers. Our reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of resolving all reported claims plus all losses we incurred related to insured events that we assume have occurred as of the reporting date, but that policyholders have not yet reported to us (which are commonly referred to as incurred but not reported, or “IBNR”). We estimate our reserves for unpaid losses using individual case-based estimates for reported claims and actuarial estimates for IBNR losses. We continually review and adjust our estimated losses as necessary based on our evolving claims experience, new information obtained and industry development trends. If our unpaid losses and loss adjustment expenses are considered deficient or redundant, we increase or decrease the liability in the period in which we identify the difference and reflect the change in our current period results of operations.

Policy acquisition costs (“PAC”) consist of: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy or, for policies assumed, over the term of the unearned premium acquired. We also earn ceding commissions on NBIC’s net quota share reinsurance contract and certain other reinsurance contracts, which are reported as a reduction to policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. See Note 11 - Deferred Policy Acquisition Costs to our consolidated financial statements under Item 8 of this Annual Report on Form 10K. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

General and administrative expenses (“G&A”) include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.

Provision for income taxes consists of federal and state corporate level income taxes, with a 30.1% effective tax rate for the current year. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year. The effective tax rate can vary from the 26.5% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment.

Ratios

Ceded premium ratio represents ceded premiums earned as a percentage of gross premiums earned.

Net loss ratio represents net losses and LAE as a percentage of net premiums earned.

Net expense ratio represents PAC and G&A expenses as a percentage of net premiums earned. Ceding commission income is reported as a reduction of policy acquisition costs and G&A expenses.

Net combined ratio represents the sum the net loss and expense ratio. The net combined ratio is a key measure of underwriting performance traditionally used in the property and casualty insurance industry. A net combined ratio under 100% generally reflects profitable underwriting results.

Financial Results Highlights for the Year Ended December 31, 2019

•	Net income was $28.6 million, or $0.98 per diluted share
•	Book value per share increased to $15.66, up 8.5% from year-end 2018.
•

Gross premiums written of $937.9 million, up 1.6% year-over-year, including 8.1% growth outside Florida that was partly offset by a 3.9% decline in Florida related to exposure management efforts in the state.

•	Gross premiums-in-force of $940.6 million, up 1.8% year-over-year, including 8.7% growth outside Florida. Policies-in-force of 531,945, up 3.2% year-over-year.
•	Favorable prior year reserve development of $3.7 million.
•

Repurchased 1,134,686 shares for $16.2 million at an average price of $14.22 per share, 8.9% below year-end 2019 book value per share. Total capital returned to shareholders of $23.3 million, including $0.06 per share regular quarterly dividend.

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$937,937	$923,349	$14,588	1.6%
Change in gross unearned premiums	(13,690)	2,977	(16,667)	NM
Gross premiums earned	924,247	926,326	(2,079)	-0.2%
Ceded premiums	(445,534)	(472,144)	26,610	-5.6%
Net premiums earned	478,713	454,182	24,531	5.4%
Net investment income	14,432	13,280	1,152	8.7%
Net realized gains	4,163	(2,477)	6,640	NM
Other revenue	13,997	15,186	(1,189)	-7.8%
Total revenue	$511,305	$480,171	$31,134	6.5%

OPERATING EXPENSES:
Losses and loss adjustment expenses	273,288	237,425	35,863	15.1%
Policy acquisition costs	107,906	84,666	23,240	27.4%
General and administrative expenses	80,544	88,544	(8,000)	-9.0%
Total operating expenses	461,738	410,635	51,103	12.4%
Operating income	49,567	69,536	(19,969)	-28.7%
Interest expense, net	8,523	20,015	(11,492)	-57.4%
Other non-operating expense, net	48	10,527	(10,479)	NM
Income (loss) before income taxes	40,996	38,994	2,002	5.1%
Provision for income taxes	12,360	11,839	521	4.4%
Net income (loss)	$28,636	$27,155	$1,481	5.5%
Basic net income (loss) per share	$0.98	$1.05	$(0.07)	-6.7%
Diluted net income (loss) per share	$0.98	$1.04	$(0.06)	-5.8%

NM – not meaningful

Results of Operations – Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue

Gross premiums written

Gross premiums written were $937.9 million for the year ended December 31, 2019, up 1.6% compared to $923.3 million for the prior year. The increase relates to growth in all states other than Florida, partly offset by an exposure management driven decline in Florida during the first nine months of 2019.

Gross premiums earned

Gross premiums earned were $924.2 million for the year ended December 31, 2019, down 0.2% compared to $926.3 million in the prior year.

Ceded premiums

Ceded premiums were $445.5 million for the year ended December 31, 2019, down 5.6% compared to $472.1 million in the prior year. The decrease is primarily attributable to a continued reduction in our Florida total insured value (“TIV”), which benefited the cost of our 2019-2020 catastrophe reinsurance program, reinsurance synergies associated with the 2019 renewal of remaining legacy NBIC reinsurance coverage on a consolidated basis, and an overall reduction to our gross quota share reinsurance coverage in the northeast.

Net premiums earned

Net premiums earned were $478.7 million for the year ended December 31, 2019, up 5.4% compared to $454.2 million in the prior year. The increase primarily stems from lower ceded premiums earned.

Net investment income

Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $18.6 million for the year ended December 31, 2019, up 72.1% compared to $10.8 million in the prior year. The increase relates primarily to improved pricing on invested assets, a higher average invested asset balance and higher realized gains, partly offset by a lower yield on invested assets, a function of the low interest rate environment.

Other revenue

Other revenue was $14.0 million for the year ended December 31, 2019, down 7.8% compared to $15.2 million in the prior year. The decline primarily stems from premium adjustments.

Total revenue

Total revenue was $511.3 million for the year ended December 31, 2019, up 6.5% compared to $480.2 million in the prior year. The increase primarily stems from higher net premiums earned and net investment income, as described above.

Expenses

	Year Ended December 31,
	2019	2018	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	$273,288	$237,425	$35,863	15.1%
Policy acquisition costs	107,906	84,666	23,240	27.4%
General and administrative expenses	80,544	88,544	(8,000)	-9.0%
Total operating expenses	$461,738	$410,635	$51,103	12.4%

Losses and loss adjustment expenses

Losses and LAE were $273.3 million for the year ended December 31, 2019, up 15.1% compared to $237.4 million in the prior year. The increase primarily stems from lower income from vertically integrated operations and reduced overall quota share reinsurance coverage, partly offset by better prior year reserve development and lower current accident year weather losses.

Policy acquisition costs

Policy acquisition costs were $107.9 million for the year ended December 31, 2019, up 27.4% compared to $84.7 million in the prior year. The increase primarily reflects the favorable impact of NBIC-related purchase accounting on the prior year period. The favorable purchase accounting impact occurred predominantly in the first two quarters of 2018 and was limited thereafter, as acquisition costs increased with new business. Policy acquisition costs also increased due to reduced ceding commission income in the current year period associated with a reduction to our gross quota share reinsurance program in the northeast. The gross quota share reinsurance program was reduced from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while the net quota share reinsurance program increased from 49.5% to 52.0% effective December 31, 2018 and was increased to 56% effective December 31, 2019.

General and administrative expenses

General and administrative expenses were $80.5 million for the year ended December 31, 2019, down 9.0% compared to $88.5 million in the prior year. The decrease is primarily attributable to the prior year’s inclusion of non-core business acquisition related expenses, costs associated with infrastructure growth and post-acquisition costs associated with NBIC-related systems implementation, partly offset by reduced ceding commission income in the current year, as described above.

	Year Ended December 31,
	2019	2018	$ Change	% Change
Operating income	$49,567	$69,536	$(19,969)	-28.7%
Interest expense, net	8,523	20,015	(11,492)	-57.4%
Other non-operating expense, net	48	10,527	(10,479)	NM
Income before income taxes	40,996	38,994	2,002	5.1%
Provision for income taxes	12,360	11,839	521	4.4%
Net income	$28,636	$27,155	$1,481	5.5%
Basic net income per share	$0.98	$1.05	$(0.07)	-6.7%
Diluted net income per share	$0.98	$1.04	$(0.06)	-5.8%

Interest expense and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $8.5 million for the twelve months ended December 31, 2019, down 28.7% from $20.0 million in the prior year. The decrease primarily reflects a significant reduction in long-term debt and a lower blended interest rate on outstanding debt associated with 2018 debt refinancing transactions.

Other non-operating expense, net

Other non-operating expense was down meaningfully for the twelve months ended December 31, 2019, as the prior year period included $9.8 million associated with debt refinancing, described in Note 14 – Long-Term Debt to our audited consolidated financial statements appearing elsewhere in this Form 10-K. In 2018, these non-core costs included a pre-payment penalty, the write off of unamortized debt issuance costs associated with retired senior notes, fees associated with debt refinancing and a loss on early debt extinguishment. Additionally, we recorded a permanent decline in the value of real estate during the year

Provision for income taxes

Provision for income taxes was $12.4 million and $11.8 million for the twelve months ended December 31, 2019 and 2018, respectively. The effective tax rate for the current year is 30.1% compared to 30.4% for the prior year. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income for the twelve months ended December 31, 2019 was $28.6 million ($0.98 per diluted share), up 5.5% from $27.2 million ($1.04 per diluted share) in the prior year. The increase primarily reflects higher net premiums earned and net investment income and lower interest expense, partly offset by higher net loss and expense ratios.

Ratios

	Year Ended December 31,
	2019	2018
Ceded premium ratio	48.2%	51.0%

Net loss and LAE ratio	57.1%	52.3%
Net expense ratio	39.4%	38.1%
Net combined ratio	96.5%	90.4%

Ceded premium ratio

The ceded premium ratio was 48.2% for the twelve months ended December 31, 2019, down 2.8 points from 51.0% in the prior year. The decrease primarily stems from lower ceded premiums, as described above.

Net loss ratio

The net loss and LAE ratio was 57.1% for the twelve months ended December 31, 2019, up 4.8 points from 52.3% in the prior year. The increase relates to lower income from vertically integrated operations, partly offset by better prior year reserve development, lower weather-related losses and a lower attritional loss ratio.

Net expense ratio

The net expense ratio was 39.4% for the twelve months ended December 31, 2019, up 1.3 points from 38.1% in the prior year. The increase primarily stems from the favorable impact of NBIC-related purchase accounting on the prior year period, partly offset by non-core business acquisition related expenses in the prior year period.

Net combined ratio

The net combined ratio was 96.5% for the twelve months ended December 31, 2019, up 6.1 points from 90.4% in the prior year. The increase stems from higher net loss and expense ratios, as described above.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and December 31, 2017, see “Part II, Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal 2018 with the SEC on March 12, 2019.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2019, we held $268.4 million in cash and cash equivalents and $595.2 million in investments, compared to $250.1 million and $528.6 million as of December 31, 2018 and $153.7 million and $567.0 million as of December 31, 2017. The increase in cash and cash equivalents in 2019 was due primarily to timing of cash flow for premiums and loss payments as well as funds allocated for our investment portfolio.

In 2019, we completed the following activities related to our debt structure:

•	We repaid $10 million on our revolving credit loan that was originally used for the repurchase of the company’s outstanding convertible notes.
•	We paid $5.6 million in principal on our term note.
•	We paid $2.9 million for the repurchase of convertible debt.

We believe that our sources of cash are adequate to meet our cash requirements for at least the next twelve months.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2019	2018	2017	2019 vs 2018 Change	2018 vs 2017 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$119,657	$96,338	$7,489	$23,319	$88,849
Investing activities	(53,585)	23,455	(7,242)	(77,040)	30,697
Financing activities	(45,434)	(31,953)	47,556	(13,481)	(79,509)
Net change in cash, cash equivalents, and restricted cash	$20,638	$87,840	$47,803	$(67,202)	$40,037

Operating Activities

Net cash provided by operating activities for December 31, 2019 was $119.7 million as compared to net cash provided of $96.3 million during the prior year. The increase was primarily due to a reduction in the cost of our reinsurance program as well as timing of cash flow from receipt of premiums and payment of claims.

Investing Activities

Net cash used by investing activities for the year ended December 31, 2019 was $53.6 million as compared to net cash provided of $23.5 million in the prior year. The variance relates primarily to an increase in our investment portfolio.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $45.4 million, as compared net cash used to $32.0 million in the prior year. The cash outflows in 2019 resulted from repayments of long-term debt, purchase of treasury stock and payment of cash dividends.

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

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2019, the Company had in aggregate $69.4 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2019, the borrowing under our Credit Facilities were accruing interest at a rate of 5.0625% per annum.

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

The conversion rate for the Convertible Notes was initially 67.0264 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $14.92 per share of common stock). The conversion rate is subject to adjustment in certain circumstances and is subject to increase for holders that elect to convert their Convertible Notes in connection with certain corporate transactions (but not, at the Company’s election, a public acquirer change of control (as defined in the Convertible Note Indenture) that occur prior to August 5, 2022.

Upon the occurrence of a fundamental change (as defined in the Convertible Note Indenture) (but not, at the Company’s election, a public acquirer change of control (as defined in the Convertible Note Indenture), holders of the Convertible Notes may require the Company to repurchase for cash all or a portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the third and fourth quarters of 2019.

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

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2019:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$104,659	$12,504	$23,654	$68,501	$—
Convertible debt (1)	48,010	1,713	3,427	3,427	39,443
Mortgage loan (1)	20,389	893	1,787	1,786	15,923
FHLB agreement (1)	21,611	604	1,205	19,802	—
Operating lease obligations	10,334	1,442	2,827	2,380	3,685
Total Contractual Obligations	$205,003	$17,156	$32,900	$95,896	$59,051
(1)

Amounts present principal payments to all debt obligations and interest payments for fixed-rate obligations. Debt obligations are classified based on their stated maturity date. For further information on long-term debt, refer to Note 14 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different due to changes to agreed-upon amounts for some obligations.

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2019 and 2018 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

We consider accounting estimates to be critical to reported financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain and (ii) different estimates that management reasonably could have used for the accounting estimates in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our consolidated financial statements.

Premiums. We recognize direct and assumed premiums written as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are cancelled if the unpaid premium exceeds the amount of premium earned. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance account for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded approximately $290,000 allowance for uncollectible premiums in 2019, and we recorded no allowance in the years ended 2018 and 2017.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2019 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $123.3 million of recorded case reserves, we recorded $490.3 million of IBNR reserves as of December 31, 2019 to achieve overall gross reserves of $613.5 million. Gross IBNR for hurricane claims was $285.3 million at December 31, 2019. At December 31, 2019, ceded IBNR and net IBNR were $321.6 million and $168.7 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income and stockholders’ equity as of and for the year ended December 31, 2019 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$219,903	$178,144		$233,782

Impact on:
Net income	$28,636	$57,805	101.9%	$18,942	-33.9%
Stockholders’ equity	$448,799	$477,967	6.5%	$439,104	-2.2%
Cash, cash equivalents and investments	$863,600	$863,600	—	$863,600	—

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

We earn ceding commission on its gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2019, 2018 and 2017, we earned ceding commission income of $62.4 million, $73.0 million and $8.6 million of which $47.0 million, $54.9 million and $8.6 million was allocable to policy acquisition costs

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2019 and 2018.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2019, 2018 and 2017.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity or capital resources that is material to investors.

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

Our investment portfolios at December 31, 2019 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity and equity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our debt under the senior secured credit facility and notes payable bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt and notes payable. Approximately 41% of our total debt outstanding at December 31, 2019 is at a fixed rate.

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2019 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$526,467	$(60,789)	(10)%
200 basis point increase	$546,754	$(40,502)	(7)%
100 basis point increase	$567,017	$(20,239)	(3)%
100 basis point decrease	$607,467	$20,211	3%
200 basis point decrease	$624,060	$36,804	6%
300 basis point decrease	$631,077	$43,821	8%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed-maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2019 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$60,096	10%	$60,778	10%
AA+	$193,629	34%	$195,741	34%
AA	$59,085	10%	$60,086	10%
AA-	$49,616	9%	$50,454	9%
A+	$34,738	6%	$35,405	6%
A	$45,633	8%	$46,515	8%
A-	$46,588	8%	$47,587	8%
BBB+	$30,714	5%	$31,624	5%
BBB	$13,409	2%	$13,824	2%
BBB-	$808	0%	$850	0%
No rating available	$43,473	8%	$44,392	8%
Total	$577,789	100%	$587,256	100%

Our equity investment portfolio at December 31, 2019 consists of common stocks. We may incur potential losses due to adverse changes in equity security prices. We manage this risk primarily through industry and issuer diversification and asset allocation techniques.

The following table illustrates the composition of our equity portfolio at December 31, 2019 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,618	100%
Subtotal	$1,618	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,618	100%

Foreign Currency Exchange Risk

At December 31, 2019, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Heritage Insurance Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Heritage Insurance Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

East Lansing, MI

March 10, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Heritage Insurance Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying  consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows of Heritage Insurance Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

March 15, 2018

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $577,789 and $518,391)	$587,256	$509,649
Equity securities, at fair value, (cost $1,618 and $18,698)	1,618	16,456
Other investments	6,375	2,488
Total investments	595,249	528,593
Cash and cash equivalents	268,351	250,117
Restricted cash	14,657	12,253
Accrued investment income	4,377	4,468
Premiums receivable, net	63,685	57,000
Reinsurance recoverable on paid and unpaid claims	428,903	317,930
Prepaid reinsurance premiums	224,102	233,071
Income taxes receivable	3,171	35,586
Deferred policy acquisition costs, net	77,211	73,055
Property and equipment, net	20,753	17,998
Intangibles, net	68,642	76,850
Goodwill	152,459	152,459
Other assets	18,110	9,333
Total Assets	$1,939,670	$1,768,713
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$613,533	$432,359
Unearned premiums	486,220	472,357
Reinsurance payable	156,351	166,975
Long-term debt, net	129,248	148,794
Deferred income tax	12,623	7,705
Advance premiums	16,504	20,000
Accrued compensation	5,347	9,226
Accounts payable and other liabilities	71,045	85,964
Total Liabilities	$1,490,871	$1,343,380

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,996,452 shares issued and 28,650,918 outstanding at December 31, 2019 and 30,083,559 shares issued and 29,477,756 outstanding at December 31, 2018	3	3
Additional paid-in capital	329,568	325,292
Accumulated other comprehensive income (loss)	7,330	(6,527)
Treasury stock, at cost, 8,349,483 shares and 7,214,797 shares	(105,368)	(89,185)
Retained earnings	217,266	195,750
Total Stockholders' Equity	448,799	425,333
Total Liabilities and Stockholders' Equity	$1,939,670	$1,768,713

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2019	2018	2017
REVENUES:
Gross premiums written	$937,937	$923,349	$625,565
Change in gross unearned premiums	(13,690)	2,977	17,739
Gross premiums earned	924,247	926,326	643,304
Ceded premiums	(445,534)	(472,144)	(263,740)
Net premiums earned	478,713	454,182	379,564
Net investment income	14,432	13,280	11,332
Net realized and unrealized gains (losses)	4,163	(2,477)	564
Other revenue	13,997	15,186	15,163
Total revenues	511,305	480,171	406,623
EXPENSES:
Losses and loss adjustment expenses	273,288	237,425	201,482
Policy acquisition costs, net of ceding commission income of $47.0, $54.9, and $8.6 (1)	107,906	84,666	83,892
General and administrative expenses, net of ceding commission income of $15.4, $18.1, and $0 (1)	80,544	88,544	71,714
Total expenses	461,738	410,635	357,088
Operating income	49,567	69,536	49,535
Interest expense, net	8,523	20,015	13,210
Other non-operating loss, net	48	10,527	42,217
Income (loss) before income taxes (benefit)	40,996	38,994	(5,892)
Provision for income taxes (benefit)	12,360	11,839	(4,773)
Net income (loss)	$28,636	$27,155	$(1,119)
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	19,765	(5,700)	5,688
Reclassification adjustment for net realized investment gains (losses)	(1,734)	163	(564)
Income tax (expense) benefit related to items of other comprehensive income	(4,174)	2,232	(3,170)
Total comprehensive income	$42,493	$23,850	$835
Weighted average shares outstanding
Basic	29,213,910	25,941,253	26,798,465
Diluted	29,232,981	26,095,874	26,798,465
Earnings (loss) per share
Basic	$0.98	$1.05	$(0.04)
Diluted	$0.98	$1.04	$(0.04)

(1)	Parenthetical values are presented in millions.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

						Accumulated
	Common shares		Additional	Retained		Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Paid-in-Capital	Earnings	Treasury Stock	(Deficit)	Equity
Balance at December 31, 2016	28,840,443	$3	$205,727	$182,809	$(25,562)	$(5,018)	$357,959
Net unrealized change in investments, net of tax	—	—	—	—	—	1,954	1,954
Repurchase of common stock	(5,340,267)	—	—	—	(61,623)	—	(61,623)
Shares tendered for income tax withholding	(87,067)	—	(1,599)	—	—	—	(1,599)
Restricted stock award withholdings	225,000	—	4,815	—	—	—	4,815
Stock issued in connection with acquisition of business	2,222,215	—	40,000	—	—	—	40,000
Reclassification of derivative liability to equity	—	—	51,641	—	—	—	51,641
Deferred tax on convertible debt	—	—	(6,165)	—	—	—	(6,165)
Cash dividends declared ($0.30 per share of common stock)	—	—	—	(6,464)	—	—	(6,464)
Exercise of stock options	24,680	—	417	—	—	—	417
Net loss	—	—	—	(1,119)	—	—	(1,119)
Balance at December 31, 2017	25,885,004	3	294,836	175,226	(87,185)	(3,064)	379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,004	3	294,836	174,959	(87,185)	(2,797)	379,816
Repurchase of common stock	(115,200)	—	—	—	(2,000)	—	(2,000)
Restricted stock award withholdings	112,500	—	(1,839)	—	—	—	(1,839)
Stock-based compensation on restricted stock	—	—	5,273	—	—	—	5,273
Convertible Option debt extinguishment, net of tax	—	—	(26,011)	—	—	—	(26,011)
Convertible notes converted into common stock	3,595,452	—	53,044	—	—	—	53,044
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Deferred tax change rate	—	—	(11)	(408)	—	—	(419)
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,380)	—	—	(6,380)
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,306)	(3,306)
Net income	—	—	—	27,155	—	—	27,155
Balance at December 31, 2018	29,477,756	3	325,292	195,750	(89,185)	(6,527)	425,333
Net unrealized change in investments, net of tax	—	—	—	—		13,857	13,857
Repurchase of common stock	(1,134,686)	—	—	—	(16,183)	—	(16,183)
Restricted stock award withholdings	22,647	—	(3,521)	—	—	—	(3,521)
Convertible Option debt extinguishment, net of tax	—	—	(1,792)	—	—	—	(1,792)
Stock-based compensation on restricted stock	—	—	5,379	—	—	—	5,379
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(7,120)	—	—	(7,120)
Net income	—	—	—	28,636	—	—	28,636
Balance at December 31, 2019	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income (loss)	$28,636	$27,155	$(1,119)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	5,379	5,273	4,815
Bond amortization and accretion	5,087	6,247	8,810
Amortization of original issuance discount on debt	1,419	3,885	2,314
Depreciation and amortization	10,436	27,070	7,742
Allowance for bad debt	290	—	—
Net realized loss (gain)	(1,734)	399	(564)
Net change in unrealized losses of equity securities	(2,429)	2,078	—
Change in fair value of option feature	—	—	41,013
Net loss on property held for sale	—	737	—
Net loss (gain) on repurchase of debt	48	9,790	1,203
Deferred income taxes, net of acquired	(898)	(21,563)	19,619
Changes in operating assets and liabilities:
Accrued investment income	91	589	303
Premiums receivable, net	(6,685)	10,757	(910)
Prepaid reinsurance premiums	8,969	(5,307)	16,223
Reinsurance premiums receivable and recoverable	(110,973)	39,427	(284,284)
Income taxes receivable	32,415	1,752	(28,598)
Deferred policy acquisition costs, net	(4,156)	(31,377)	1,101
Operating lease right-of-use assets	(6,645)	—	—
Other assets	(1,728)	8,972	(4,907)
Unpaid losses and loss adjustment expenses	181,174	(37,724)	236,142
Unearned premiums	13,863	(2,977)	(17,740)
Reinsurance payable	(10,624)	149,398	(79,106)
Accrued interest	175	(1,993)	3,217
Income taxes payable	12,624	—	—
Advance premiums	(3,496)	(7,251)	3,355
Accrued compensation	(3,879)	(3,648)	3,155
Operating lease liabilities	8,369	—	—
Other liabilities	(36,071)	(85,351)	75,705
Net cash provided by operating activities	119,657	96,338	7,489
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	161,160	241,497	338,180
Fixed maturity securities purchases	(228,047)	(211,963)	(210,070)
Equity securities sales	26,766	4,820	11,726
Equity securities purchases	(4,583)	(5,992)	(5,774)
Other investment purchases	(24,250)	(1,716)	—
Proceeds from other investments sold	19,995	—	—
Acquisition of a business, net of cash acquired	—	—	(140,919)
Collection of (issued) promissory note receivable	358	(910)	—
Cost of property and equipment acquired	(4,984)	(2,281)	(385)
Net cash provided by (used in) investing activities	(53,585)	23,455	(7,242)
FINANCING ACTIVITIES
Proceeds from convertible notes	—	—	136,750
Proceeds from long-term debt	—	114,200	—
Repurchase of convertible notes	(2,869)	(52,739)	(25,189)
Debt acquisition costs	—	(3,431)	(5,609)
Proceeds from mortgage loan	—	—	12,658
Proceeds from exercise of stock options	—	—	417
Mortgage loan payments	(277)	(264)	—
Repayments of long-term debt	(15,625)	(79,500)	—
Tax withholding on share-based compensation awards	(3,521)	(1,839)	(1,599)
Purchase of treasury stock	(16,183)	(2,000)	(61,623)
Dividends	(6,959)	(6,380)	(8,249)
Net cash (used in) provided by financing activities	(45,434)	(31,953)	47,556
Increase in cash, cash equivalents, and restricted cash	20,638	87,840	47,803
Cash, cash equivalents and restricted cash, beginning of period	262,370	174,530	126,727
Cash, cash equivalents and restricted cash, end of period	$283,008	$262,370	$174,530

	For the Year Ended December 31,
Supplemental Cash Flows Information:	2019	2018	2017
Income taxes paid, net	$14,165	$31,289	$4,500
Interest paid	$7,298	$17,573	$4,054
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Original issue discount on convertible notes	$—	$—	$16,838
Issuance of shares on conversion of convertible notes	$—	$53,044	$—
Issuance of shares for consideration in the acquisition of a business	$—	$—	$40,000

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$268,351	$250,117
Restricted cash	14,657	12,253
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$283,008	$262,370

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

Business Description

Heritage Insurance Holdings, Inc. is an insurance holding company. Our insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), Narragansett Bay Insurance Company (“NBIC”) and Pawtucket Insurance Company (“PIC”). PIC is currently inactive and has no policies in force or outstanding claims. Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiaries’ business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Osprey Re Ltd., our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”); NBIC Holdings, Inc., NBIC Service Company which provides services to NBIC and Westwind Underwriters, Inc., an inactive subsidiary of NBIC Holdings, Inc.

Our primary products are personal and commercial residential insurance, which we currently offer in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We conduct our operations under a single reporting segment.

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

Restricted Cash

As of December 31, 2019, and 2018, restricted cash was $14.7 million and $12.3 million, respectively. For the years ended December 31, 2019 and 2018, Heritage P&C held approximately $9.0 million and $9.0 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit certain installments of reinsurance premiums into a trust account and $5.7 million and $3.2 million in restricted cash relating to individual regulatory state deposits, respectively. The Company earned interest income of $28,969 and $36,532 on its restricted cash deposits.

Investments

The Company classifies all of its investments in debt securities as available-for-sale and reports them at fair value. Subsequent to its acquisition of debt securities available-for-sale, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. Equity securities are recorded at fair value with changes in fair value reflected in net income and presented with realized gains and losses. The Company includes realized gains and losses, which it calculates using the specific-identification method for determining the cost of securities sold, in net income. The Company amortizes any premium or discount on fixed maturities over the remaining maturity period of the related securities using the effective interest method and reports the amortization in net investment income. The Company recognizes dividends and interest income when earned.

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

Accumulated other comprehensive income consists solely of unrealized gains and losses on debt securities available-for-sale, net of income tax.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (an exit price). When reporting the fair values of the Company’s financial instruments, the Company prioritizes those fair value measurements into one of three levels based on the nature of the inputs, as follows:

•	Level 1—Assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company is able to access.
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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2019. Changes in interest rates after December 31, 2019 may affect the fair value of the Company’s investments.

The Company believes the carrying amounts of its cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their fair values at December 31, 2019 and 2018, due to the immediate or short-term maturity of these instruments.

The Company’s non-financial assets, such as goodwill and property, plant and equipment are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Long term debt is recorded at carrying value, see Note 14 – Long-Term Debt for addition information.

Premiums

The Company records direct and assumed premiums written as revenue net of ceded amounts on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. We then age any resulting exposure based on the last date the policy was billed to the policyholder, and we establish an allowance for credit losses for any amounts outstanding for more than 90 days. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded $290,300 allowance for the year ended December 31, 2019. We recorded no allowance for the years ended December 31, 2018 and 2017, respectively. Bad debt expense related to uncollectible premiums was $290,300, $0 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We earn ceding commission on its gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2019 and 2018, we earned ceding commission income of $62.4 million and $73.0  million of which $47.0 million and $54.9 million was allocable to policy acquisition costs.

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

The Company estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. The Company recorded no uncollectible amounts under its reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2019, 2018 and 2017.

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

Leases

We lease office space under operating leases with expiration dates through 2023. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of lease payments. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.

For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

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

Other revenue

Our insurance affiliates may charge policyholders a policy fee on each policy written; to the extent these fees are not subject to refund, and the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and records the fees as income when collected. Other income also includes rental income due under non-cancelable leases for space at the Company’s commercial property.

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

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. The Convertible notes are accounted for in accordance with ASC 470-20. At the time of issuance and until December 1, 2017, the Company recorded the fair value of the derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. As of December 31, 2019, the Company has $23.4 million of the Convertible Notes outstanding.

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

Income tax

Income taxes are accounted for under the asset and liability method, that recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities based on the tax rates expected to be in effect during the periods in which the temporary differences reverse. Temporary differences arise when income or expenses are recognized in different periods in the consolidated financial statements than on the tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Income taxes includes both, estimated federal and state income taxes.

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

With regard to cash, the Company had $267.4 million and $244.6 million in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits at December 31, 2019 and 2018, respectively. Deposits held in non- interest-bearing transaction accounts are combined with interest-bearing accounts and are insured up to $250,000.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB updated guidance on the accounting for leases that requires lessees to recognize a right-to-use asset and a lease liability for leases with terms of more than 12 months and retains the two classifications of a lease as either an operating or finance lease. The updated guidance was effective for reporting periods after December 31, 2018 and required that the earliest comparative period presented include the measurement and recognition of exiting leases with an adjustment to equity as if the updated guidance had always been applied. Alternatively, an entity may elect to recognize a cumulative effect adjustment to the opening balance of retained earnings in the year adopted. Early adoption was permitted.

We adopted the guidance prospectively during the first quarter of 2019. As part of our adoption, we elected not to reassess historical lease classification or recognize short-term leases on our balance sheet. At implementation, we recorded approximately $2.5 million as right-of-use operating and financing leased assets in other assets and approximately $2.6 million of lease liabilities in accounts payable and other liabilities. We did not recognize an opening adjustment to retained earnings. Adoption of this standard did not materially impact the Company’s Condensed Consolidated Statements of Operations and Other Comprehensive Income and Statements of Cash Flows. See Note 8 to the consolidated financial statements.

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

In December 2019, The FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period.

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which made certain changes solely to the guidance on measuring credit losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provided certain improvements to ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) and ASU 2016-13. These ASUs do not change the core principles of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirement as ASU 2016-13.

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

FASB ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces new guidance for the accounting for credit losses on financial instruments in with its scope. The updated guidance applies a new credit loss model (current expected credit losses or “CECL”) for determining credit-related impairments for financial instruments measured at amortized costs, including reinsurance recoverables and requires an entity to estimate the credit losses expected over the life of an exposure or poll of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates or prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to the credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized costs basis and its fair value. Any adjustments identified will be recorded in net realized and unrealized gains (losses) on the Company’s Consolidated Statement of Operations and Other Comprehensive Income. In addition, the Company will no longer use as a measurement the length of time a security has been in an unrealized loss position in determining if a credit loss exists.

The updated guidance is effective for the quarter ended March 31, 2020. The implementation primarily impacts the Company’s debt securities and reinsurance recoverable. The cumulative effect adjustment, if any will be recognized to the Company’s retained earnings. The adoption of this standard is not expected to be material to our financial position, results of operations or cash flows.

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

Note 3.	Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2019	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$53,836	$383	$28	$54,191
States, municipalities and political subdivisions	74,755	1,641	41	76,355
Special revenue	246,791	3,689	254	250,226
Hybrid securities	100	1	—	101
Industrial and miscellaneous	202,307	4,097	21	206,383
Total	$577,789	$9,811	$344	$587,256

(1)

U.S. government and agency securities include pledged debt securities with an estimated fair value of $20.2 million under the terms and condition of the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

December 31, 2018	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$48,739	$40	$738	$48,041
States, municipalities and political subdivisions	60,028	46	785	59,289
Special revenue	249,026	210	3,881	245,355
Industrial and miscellaneous	155,678	81	3,302	152,457
Redeemable preferred stocks	4,920	—	413	4,507
Total	$518,391	$377	$9,119	$509,649

The following table presents debt securities available-for-sale by contractual maturity for the periods presented:

	December 31, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$63,989	11%	$64,197	11%
Due after one year through five years	206,657	36%	209,211	35%
Due after five years through ten years	117,266	20%	121,378	21%
Due after ten years	189,877	33%	192,470	33%
Total	$577,789	100%	$587,256	100%

	December 31, 2018
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$41,529	8%	$41,382	8%
Due after one year through five years	177,298	34%	175,227	34%
Due after five years through ten years	134,057	26%	130,921	26%
Due after ten years	165,507	32%	162,119	32%
Total	$518,391	100%	$509,649	100%

The following table presents realized gains (losses) on the Company’s debt securities available-for-sale as of December 31, 2019, 2018 and  2017, respectively:

	2019		2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
For the years ended December 31,	(in thousands)
Debt Securities Available-for-sale
Realized gains	$2,119	$157,125	$85	$25,647	$2,732	$705,138
Realized losses	(211)	14,580	(249)	58,971	(363)	56,354
Net realized gain (losses)	$1,908	$171,705	$(164)	$84,618	$2,369	$761,492

Equity Investments

The components of realized gains (losses) on equity investment and other non-marketable equity securities for the periods presented below:

	2019		2018		2017
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
For the years ended December 31,	(in thousands)
Equity securities	$2,703	$21,386	$1	$169	$2,131	$31,231
Other investments	1,050	—	—	—	—	—
Total realized gains	3,753	21,386	1	169	2,131	31,231
Equity securities	(1,441)	3,613	(236)	4,840	(3,936)	11,806
Other investments	(57)	—	—	—	—	—
Total realized losses	(1,498)	3,613	(236)	4,840	(3,936)	11,806
Unrealized losses on equity securities (1)	—	—	(2,078)	—	—	—
Net realized gain (losses)	$2,255	$24,999	$(2,313)	$5,009	$(1,805)	$43,037

(1)	Represents unrealized loss on securities held pursuant to ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2019, 2018 and 2017, respectively:

Net Investment Income

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Debt securities available-for-sale	$13,761	$9,591	$10,368
Equity securities	1,436	1,333	1,922
Cash and cash equivalents	1,470	1,703	960
Other investments	505	2,767	197
Net investment income	17,172	15,394	13,447
Investment expenses	2,740	2,114	2,115
Net investment income, less investment expenses	$14,432	$13,280	$11,332

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged), the aggregate fair value and gross unrealized by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	9	$10	$1,476	23	$18	$4,288
States, municipalities and political subdivisions	6	38	7,613	3	3	1,440
Special revenue	62	145	24,862	95	109	13,159
Industrial and miscellaneous	25	13	12,601	16	8	3,202
Total	102	$206	$46,552	137	$138	$22,089

	Less Than Twelve Months			Twelve Months or More
December 31, 2018	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	17	$129	$10,485	66	$609	$20,488
States, municipalities and political subdivisions	13	103	12,864	42	682	39,979
Special revenue	105	1,260	76,335	323	2,621	108,319
Industrial and miscellaneous	214	1,479	70,156	232	1,822	70,375
Redeemable preferred stock	55	193	2,541	27	221	1,965
Total	404	$3,164	$172,381	690	$5,955	$241,126

The Company is required to maintain assets on deposits with various regulatory authorities to support its insurance and reinsurance operations.

As of December 31, 2019, the Company evaluated its fixed maturity securities for impairment and determined that none of its investments in fixed maturity securities that reflected an unrealized loss position were other-than-temporarily impaired. The issuers of the fixed maturity securities in which the Company invests continue to make interest payments on a timely basis and have not suffered any credit rating reductions. The Company does not intend to sell, nor is it likely that it would be required to sell, the fixed maturity securities before the Company recovers its amortized cost basis.

Limited Partnerships, REIT’s and Limited Liability Company Investments

The Company has interest in limited partnerships (LPs), Partnership Real Estate Investment Trust (REITs) and Limited Liability Companies (“LLCs”) totaling $6.4 million and $2.5 million at December 31, 2019 and 2018, respectively that are not registered or readily tradable on a securities exchange. The Company is not the primary beneficiary and does not consolidate these investments. These investments are carried at net asset value, which approximates fair value with changes in fair value recorded in net unrealized gains (losses) on the Company’s consolidated statement of income and comprehensive income. Realized gains (losses) on sales of these investments are reported within net realized and unrealized gains (losses) on the Company’s consolidated statement of income and comprehensive income.

During 2019 the Company invested in a LP fund in the amount of $20.0 million. In November 2019, the Company was notified the Fund was terminating and in December received 95%, net of allocated costs of $275,900 of its total distribution. Upon completion of the funds audit the Company would receive the remaining 5% or $1.1 million. In January 2020, the Company received the $1.1 million representing the full holdback from the investment. The Company recorded the 5% hold back to other assets and the original unrealized gains from the fund in the amount of $1.1 million to realized gains, there was no change in the consolidated statement of operations and comprehensive income from this transaction.

During the fourth quarter of 2019, Company invested in aggregate $4.0 million at $10 per share in a newly formed LP that conducts its business through an umbrella REIT. The REIT is a self-managed and self-administered company focusing on the purchase development and leasing of specialized agricultural, industrial and retail properties. The portfolio was 100% leased and had lease expirations through October 2029.

Note 4.	Goodwill and Other Intangible Assets

For both years ended December 31, 2019 and 2018 goodwill was $152.5 million and intangible assets were $68.6 million and $76.9 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Goodwill
(in thousands)
Balance as of December 31, 2017	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2018	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2019	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2019 and 2018, respectively (amounts in thousands):

December 31, 2019	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	8	$17,810	$(4,506)	$13,304
Agent relationships	8	15,500	(3,729)	11,771
Renewal rights	13	40,600	(5,639)	34,961
Customer relations	5	870	(384)	486
Trade names	6	9,000	(2,208)	6,792
Value of business acquired	1	25,400	(25,400)	—
Non-compete	1	4,790	(4,776)	14
Total intangible assets		$113,970	$(46,642)	$67,328

(1)	Excludes insurance license valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

December 31, 2018	Weighted -average Amortization (years)	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, net (1)
Amortizing intangible assets
Brand	8	$17,810	$(3,319)	$14,491
Agent relationships	9	15,500	(2,259)	13,241
Renewal rights	14	40,600	(2,932)	37,668
Customer relations	7	870	(297)	573
Trade names	8	9,000	(1,308)	7,692
Value of business acquired	1	25,400	(25,400)	—
Non-compete	1	4,790	(2,920)	1,870
Total intangible assets		$113,970	$(38,435)	$75,535

(1)	Excludes insurance license valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2020	$6,375
2021	$6,365
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,535
$67,328

Amortization expense of intangible assets was $8.2 million, $24.8 million and $6.2 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 5.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$28,636	$27,155	$(1,119)
Weighted average shares outstanding	29,213,910	25,941,253	26,798,465
Basic earnings (loss) per share:	$0.98	$1.05	$(0.04)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$28,636	$27,155	$(1,119)
Weighted average shares outstanding	29,213,910	25,941,253	26,798,465
Weighted average dilutive shares	19,071	154,621	—
Total weighted average dilutive shares	29,232,981	26,095,874	26,798,465
Diluted earnings (loss) per share:	$0.98	$1.04	$(0.04)

Due to the net loss for 2017, dilutive loss per share is the same as basic due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The Company had 1,914,770, 2,563,777 and 8,424,598 of antidilutive shares for the three years ended December 31, 2019, 2018 and 2017, respectively.

Note 6.	Fair Value Measurements

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

For the years ended December 31, 2019 and 2018, there were no transfers in or out of Level 1, 2, and 3.

Investments excluded from the fair value hierarchy

The Company also invests in LPs, REITs and LLCs. This investment categorization has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity. These investments are carried at net asset value, as reported by the managers of the funds, and are excluded from the fair value hierarchy.

December 31, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$54,191	$366	$53,825	$—
States, municipalities and political subdivisions	76,355	—	76,355	—
Special revenue	250,226	—	250,226	—
Hybrid securities	101	—	101	—
Industrial and miscellaneous	206,383	—	206,383	—
Total debt securities	587,256	366	586,890	—
Investment reported at NAV	7,993	—	—	—
Total investments	$595,249	$366	$586,890	$—

December 31, 2018	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$48,041	$354	$47,687	$—
States, municipalities and political subdivisions	59,289	—	59,289	—
Special revenue	245,355	—	245,355	—
Industrial and miscellaneous	152,457	—	152,457	—
Redeemable preferred stock	4,507	4,507	—	—
Total debt securities	509,649	4,861	504,788	—
Equity Securities
Common stock	3,686	3,686	—	—
Non-redeemable preferred stock	12,770	12,770	—	—
Total equity securities	16,456	16,456	—	—
Investment reported at NAV	2,488	—	—	—
Total investments	$528,593	$21,317	$504,788	$—

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the years ended December 31, 2019 and 2018, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2019, 2018 and 2017. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Note 7.	Other Comprehensive Income

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively:

	For the Year Ended December 31,
	2019			2018			2017
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$19,765	(4,575)	$15,190	$(5,700)	$2,281	$(3,419)	$5,688	$(2,713)	$2,975
Reclassification adjustment of realized losses (gains) included in net income	(1,734)	401	(1,333)	163	(49)	$114	(564)	(457)	$(1,021)
Effect on other comprehensive income	$18,031	$(4,174)	$13,857	$(5,537)	$2,232	$(3,305)	$5,124	$(3,170)	$1,954

Note 8.	Leases

The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use assets and lease obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.

The components of lease costs were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Amortization of ROU assets - Finance leases	$21	$79
Interest on lease liabilities - Finance leases	6	23
Variable lease cost (cost excluded from lease payments)	114	451
Operating lease cost (cost resulting from lease payments)	332	1,250
Total lease cost	$473	$1,803

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	December 31, 2019
Right-of-use assets - operating	Other assets	$6,342
Right-of-use assets - finance	Other assets	$303
Lease Liability (1) - operating	Accounts payable and other liabilities	$(8,045)
Lease Liability - finance	Accounts payable and other liabilities	$(324)

1.	Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases was as follows:

December 31, 2019
Weighted average lease term - Finance leases	3.66 yrs.
Weighted average lease term - Operating leases	8.01 yrs.
Weighted average discount rate - Finance leases	7.09%
Weighted average discount rate - Operating leases	5.33%

Supplemental disclosure of cash flow information related to leases were as follows:

For the Year Ended December 31, 2019
Finance lease - Operating cash flows	$27
Finance lease - Financing cash flows	$83

Operating lease - Operating cash flows (fixed payments)	$970
Operating lease - Operating cash flows (liability reduction)	$713

Maturities of lease liabilities were as follows as of December 31, 2019:

December 31, 2019
2020	$1,442
2021	1,401
2022	1,425
2023	1,371
2024	1,010
2025 and thereafter	3,685
Total lease payments	10,334
Less: imputed interest	(1,965)
Present value of lease liabilities	$8,369

Note 9.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
	(in thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,712	4,901
Office furniture and equipment	2,007	1,397
Tenant and leasehold improvements	8,105	4,477
Vehicle fleet	789	854
Total, at cost	30,585	25,601
Less: accumulated depreciation and amortization	(9,832)	(7,603)
Property and equipment, net	$20,753	$17,998

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $2.3 million, $1.6 million, respectively. The Company’s real estate consists of 15 acres of land, five buildings with a gross area of 229,000 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
January 1 to December 31, 2020	$2,883
January 1 to December 31, 2021	2,954
January 1 to December 31, 2022	3,021
January 1 to December 31, 2023	3,144
January 1 to December 31, 2024	2,250
Thereafter	14,254
Total	$28,506

Note 10.	Deferred Reinsurance Ceding Commission

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

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the year ended December 31, 2019, 2018 and 2017 the Company allocated ceding commission income of $47.0 million and $54.9 million and $8.6 million to policy acquisition costs and $15.4 million and $18.1 million and $0 to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2019, 2018 and 2017.

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning balance of deferred ceding commission income	$44,819	$51,109	$57,808
Ceding commission deferred	55,095	67,867	1,901
Less: ceding commission earned	(62,450)	(74,157)	(8,600)
Ending balance of deferred ceding commission income	$37,464	$44,819	$51,109

Note 11.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Beginning Balance	$73,055	$41,678	$42,779
Policy acquisition costs deferred	149,095	171,007	82,791
Amortization	(144,939)	(139,630)	(83,892)
Ending Balance	$77,211	$73,055	$41,678

Note 12.	Reinsurance

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

2019-2020 Reinsurance Programs

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

Net Quota Share Reinsurance

NBIC’s Net Quota Share coverage is proportional reinsurance for which certain of our other reinsurance inures to the quota share (property catastrophe excess of loss and reinstatement premium protection and the second layer of the general excess of loss). An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of reinsurance commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2019 ceding 56% of the net premiums and losses and 5% of the prior year quota share will run off.

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

NBIC placed 42.5% of an aggregate contract, which covers all catastrophe losses excluding named storms, on December 1, 2019, expiring March 31, 2020. The limit on the contract is $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million.

NBIC placed 100% of an occurrence contract, which covers all catastrophe losses excluding named storms, on December 31, 2019, expiring December 31, 2020. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

Per Risk Coverage

For southeast losses and northeast commercial residential losses, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For Northeast personal residential losses only, the Company purchased property per risk coverage for losses and loss adjustments expenses in excess of $750,000 per claim. The limit recovered for an individual loss is $250,000 and total limit for all losses is $750,000. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

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

Semi-Automatic Facultative Excess of Loss

NBIC’s automatic property facultative reinsurance protects NBIC from single risk losses, for property risks with a total insured value excess of $3.5 million subject to a limit of $3.75 million, subject to special acceptance.

2018 – 2019 Reinsurance Programs

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

2017 – 2018 Reinsurance Programs

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

The reinsurance program, which was segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The Company’s 2017-2018 reinsurance program incorporates the mandatory coverage required by law to be placed with FHCF, which was available only for Florida catastrophe risk. For the 2017 hurricane season, the Company maintained the prior year selected participation percentage in the FHCF at 45%. The Company also purchased private reinsurance below and alongside the FHCF layer, as well as aggregate reinsurance coverage. The Company did not utilize its captive, Osprey, for any catastrophe risk for the 2017 hurricane season. The Company had a primary retention of the first $20 million of losses and loss adjustment expenses. Additionally, the December 1, 2016 treaty between Heritage P&C and Osprey was commuted effective June 1, 2017.

Heritage P&C provided property insurance coverage for states other than Hawaii. The following describes the various layers of its June 1, 2017 to May 31, 2018 reinsurance program:

•

Heritage P&C’s Retention. If a first catastrophic event strikes a Heritage P&C risk, its primary retention is the first $20 million ($15 million plus $5 million co-participation on the Top and Aggregate layer described below) of losses and loss adjustment expenses. If a second catastrophic event strikes a Heritage P&C risk, its primary retention decreases to $16 million and the remainder of the losses are ceded to third parties. In a first event exceeding approximately $878 million, there was an additional co-participation of 20% subject to a maximum co-participation of $727,000. Assuming a 1-100yr 1st event, a second event exceeding approximately $420 million, results in an additional Company co-participation of 11.5% subject to a maximum co-participation of $36 million. Heritage P&C had a $16 million (including 20% co-participation) primary retention after a 1-100 yr. 1st event for events beyond the second catastrophic event.

•

Shared Layers. Immediately above the retention, the Company had purchased $372 million of reinsurance from third party reinsurers. This coverage included the following layers: Top and Aggregate layer, Underlying layer, Layer 1, Layer 2 and a private sliver alongside those layers. Through the payment of a reinstatement premium, Heritage P&C and Zephyr was able to reinstate $352 million of this reinsurance one time. There was $20 million of shared coverage subject to a seasonal aggregate of $68 million.

•

FHCF Layer. Heritage P&C’s FHCF program provided coverage for Florida events only and included an estimated maximum provisional limit of 45% of $1.3 billion, in excess of its retention of $414 million. The limit and retention of the FHCF coverage was subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. Heritage P&C had purchased coverage alongside from third party reinsurers and through reinsurance agreements with Citrus Re. To the extent the FHCF coverage was adjusted, this private reinsurance with third party reinsurers and Citrus Re would adjust to fill in any gaps in coverage up to the reinsurers’ aggregate limits for this layer. The FHCF coverage could not be reinstated once exhausted, but it provided coverage for multiple events.

•

Layers alongside the FHCF. The Heritage P&C reinsurance program included third party layers alongside the FHCF. These include 2015 B and 2015 C series catastrophe bonds, 2016 D and 2016 E catastrophe bonds and 2017-2 catastrophe bonds issued by Citrus Re, which total $412.5 million of coverage, as discussed below, as well as a traditional reinsurance layer providing $5 million of coverage.

•

2017-2 Notes: During May 2017, Heritage P&C entered into a catastrophe reinsurance agreement with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $35 million of principal-at-risk variable notes due March 2019 to fund the reinsurance trust account and its obligations to Heritage P&C for $35 million of coverage under the reinsurance agreements. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

•

2016 Class D and E Notes: During February 2016, Heritage P&C and Zephyr entered into two catastrophe reinsurance agreements with Citrus Re. The agreements provided for three years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2016. For the 2017 hurricane seasons these notes provided coverage only to Heritage P&C who pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued an aggregate of $250 million of principal-at-risk variable notes due February 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The Class D notes provided $150 million of coverage and the Class E notes provided $100 million of coverage. The Class D and Class E notes provided reinsurance coverage for a sliver of the catastrophe coverage that had previously been provided by the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

Layers above the FHCF - Florida program

•

2017-1 Notes: During March 2017, Heritage P&C entered into catastrophe reinsurance agreements with Citrus Re. The agreements provided for three-years of coverage from catastrophic losses caused by named storms, including hurricanes, beginning on June 1, 2017. Heritage P&C pays a periodic premium to Citrus Re during this three-year risk period. Citrus Re issued principal-at-risk variable notes due March 2019 to fund the reinsurance trust account and its obligations to Heritage P&C under the reinsurance agreements. The notes provided $125 million of coverage for a layer above the FHCF. The limit of coverage was fully collateralized by a reinsurance trust account for the benefit of Heritage P&C. The maturity date of the notes may be extended up to two additional years to satisfy claims for catastrophic events occurring during the three-year term of the reinsurance agreements.

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

•

Multi-Zonal Layers. The Company purchased additional layers which provide coverage for Heritage P&C for a second event and both first and second event coverage for Hawaii. The first event coverage for Hawaii is a counterpart to the multi-state catastrophe bond layers and FHCF layer. There was a total of $254 million of reinsurance coverage purchased on this basis, which the Company was able to reinstate one time through the payment of a reinsurance reinstatement premium.

•

Aggregate Coverage. In addition to what was described above, much of the reinsurance was structured in a way to provide aggregate coverage. $984 million of limit was structured on this basis (Top and Aggregate, Underlying, Layer 1, Layer 2, Private layers, Multi-Zonal, 2017-1 Notes, 2017-2 Notes, and 2015 Class A Notes). To the extent that this coverage was not fully exhausted in the first catastrophic event, it provided coverage commencing at its reduced retention for second and subsequent events where underlying coverage had been previously exhausted The Company paid a reinsurance reinstatement premium for $606 million of this coverage, which can be a reinstated one time. Layers (with exception to FHCF, 2016 Class D & E Notes, and 2015 Class B & C Notes) are “net” of a $40 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and the subsequent layer cascades down in its place.

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

For a first catastrophic event striking Florida, our reinsurance program provided coverage up to $1.75 billion of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For a first catastrophic event striking Hawaii, our reinsurance program provided coverage up to $731 million of losses and loss adjustment expenses, including our retention, and we are responsible for all losses and loss adjustment expenses in excess of such amount. For subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $632 million of limit purchased in 2017 includes reinstatement through the purchase of reinsurance reinstated premium. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. Our ability to access this coverage, however, will be subject to the severity and frequency of such events. Hurricane losses in states other than Hawaii would be covered under the Heritage P&C program with the exception of the FHCF coverage and the series 2015, 2016 and 2017 catastrophe bonds. Management deemed this reinsurance protection to be sufficient given the level of catastrophe exposure in 2017 for Alabama, Georgia, North Carolina and South Carolina. In placing our 2017-2018 reinsurance program, we sought to capitalize on favorable reinsurance pricing and mitigate uncertainty surrounding the future cost of our reinsurance by negotiating multi-year arrangements. The $687.5 million of aggregate coverage we have purchased from Citrus Re Ltd, which includes the 2015 Class A, B, and C notes, the 2016 Class D & E notes, and the 2017 Series notes extends $277.5 million of coverage until May 2018, $250 million of coverage for two-year period and $160 million of coverage for a three-year period. To the extent coverage was all or partially exhausted before the end of three years, it cannot be reinstated. In the aggregate, multi-year coverage from Citrus Re Ltd accounts for approximately 26% of our purchases of private reinsurance for the 2017 hurricane season. The terms of each of the multi-year coverage arrangements described above are subject to adjustment depending on, among other things, the size and composition of our portfolio of insured risks in future periods.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$937,937	$924,247	$696,289
Ceded	(436,564)	(445,534)	(423,001)
Net	$501,373	$478,713	$273,288

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$923,349	$926,326	$855,780
Ceded	(477,451)	(472,144)	(618,355)
Net	$445,898	$454,182	$237,425

Note 13.	Reserve For Unpaid Losses

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of period	$432,359	$470,083	$140,137
Less: reinsurance recoverable on unpaid losses	250,507	315,353	589
Net balance, beginning of period	181,852	154,730	139,548
Incurred related to:
Current year	276,985	224,080	188,914
Prior years	(3,696)	13,345	12,567
Total incurred	273,289	237,425	201,481
Paid related to:
Current year	137,764	104,368	114,344
Prior years	97,474	105,935	107,479
Total paid	235,238	210,303	221,823
Total unpaid claims assumed from acquisitions	—	—	35,524
Net balance, end of period	219,903	181,852	154,730
Plus: reinsurance recoverable on unpaid losses	393,630	250,507	315,353
Balance, end of period	$613,533	$432,359	$470,083

The Company writes insurance in the coastal states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia, which could be exposed to hurricanes or other natural catastrophes. Although the occurrence of a major catastrophe could have a significant effect on our monthly or quarterly results, such an event is unlikely to be so material as to disrupt our overall normal operations. However, the Company is unable to predict the frequency or severity of any such events that may occur in the near term or thereafter. The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

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

The Company’s losses incurred for the years ended December 31, 2019, 2018 and 2017 reflect prior year favorable development of $3.7 million and unfavorable development of $13.3 million and $12.6 million, respectively, associated with management’s best estimate of the actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and AOB claims from 2016 and 2017 accident years. Development in 2017 included $6.5 million for hurricane claims and strengthening of reserves for personal lines non-hurricane losses.

The following is information about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019	Net IBNR Reserves	Reported Claims
2012 & prior	$102,723	$105,765	$107,842	$106,493	$106,331	$106,654	$106,446	$106,628	$74	53,353
2013		61,157	61,483	62,969	62,166	62,354	62,378	62,564	359	13,095
2014			118,991	114,899	113,847	114,984	115,838	115,234	975	18,477
2015				179,255	197,744	203,792	205,164	206,011	4,106	26,054
2016					237,207	242,611	250,990	250,235	7,105	27,495
2017						189,163	195,240	192,749	8,374	69,967
2018							199,565	193,672	30,125	33,482
2019								258,876	110,019	23,098
							Total	$1,385,969	$161,137

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019
2012 & prior	$92,909	$101,323	$102,750	$104,093	$104,362	$105,053	$105,875	$106,475
2013		35,771	50,716	55,589	57,647	59,395	60,581	61,191
2014			68,732	95,076	101,456	108,509	112,518	113,609
2015				103,918	162,654	181,672	192,967	197,524
2016					132,679	211,512	233,540	238,868
2017						103,148	169,743	178,622
2018							84,552	152,592
2019								124,664
				Total				$1,173,545

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$212,424
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	393,630
Unpaid Unallocated Loss Adjustment Expense	7,479
Unpaid losses and loss adjustment expenses	$613,533

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2019 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	55%	30%	7%	3%	2%	3%

Note 14.	Long-Term Debt

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

At December 31, 2019, the Company had $21.3 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $2.1 million. For the year ended December 31, 2019, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.5 million, on the outstanding Convertible Notes.

As of December 31, 2018, the Company had $25.6 million of the Convertible Notes outstanding, net of debt issuance and debt discount costs which totaled approximately, $3.6 million. For the year ended December 31, 2018, the Company made interest payments of approximately $8.1 million on the Convertible Notes.

During the fourth quarter of 2018, the Company exchanged Convertible Notes in the aggregate principal amount of $75.8 million for a combination of cash and the issuance of an aggregate of 3,595,452 shares of the Company’s common stock.

Debt Extinguishment

The Company has reacquired convertible senior notes over a series of transactions in 2019, 2018 and 2017. In accordance with ASC 470 “ Debt ”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor. Based on the reacquisition of the Convertible Notes, the Company should derecognize the related debt and conversion option liability. Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the costs of the debt.

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

For 2019 and 2018 debt repurchases, the Company removed the respective net debt amount and the related portion of the derivative that was included in shareholders’ equity. The extinguishment of debt was measured at the then-current fair value at the time of purchase, with any difference recorded as a gain or loss on the extinguishment. In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights.

In December 2017, the conversion option of the Convertible Notes for equity classification no longer accounted for a separate derivative instruments’ liability in accordance with U.S. GAAP. The Company valued the embedded derivative and recorded additional paid-in-capital of $51.6 million. In connection with the change in the fair value, the Company recognized a fair value change in the year ended December 31, 2017 of $41.0 million as non-operating expenses in the consolidated statements of operations and comprehensive income (loss).

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

In October and November 2017, the Company, through our subsidiary Heritage P&C, reacquired $21.1 million of its outstanding Convertible Notes in the open market at a cost of $25.2 million. The Company recognized a non-operating loss of $1.2 million on extinguishment. In connection with the repurchase, the Company removed the net debt of $17.7 million and liability derivative at the carrying amount of $6.2 million

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the respective years ended December 31, 2019 and 2018, the Company made principal and interest payments of $892,850 on the mortgage loan.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2018, there was $75.0 million in aggregate principal outstanding on the Term Loan Facility. As of December 31, 2019, the balance of the term loan was $69.4 million. For the year ended December 31, 2019, the Company made interest payments of approximately $4.0 million on the term loan.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of December 31, 2018, there was $20.0 million in aggregate principal outstanding under the Revolving Credit Facility. As of December 31, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the year ended December 31, 2019, the Company made interest payments of $564,600 under the credit facility, respectively.

At December 31, 2019, the Company’s effective interest rate for the Term Loan Facility was 5.0625% and 5.0625% for the Revolving Credit Facility. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta, with a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of December 31, 2019, the fair value of the collateralized securities was $20.2 million and the equity investment in FHLB common stock was $1.4 million. As of December 31, 2019, the Company made quarterly interest payments of approximately $602,300 per the terms of the agreement.

The following table summarizes the Company’s long-term debt:

	December 31, 2019	December 31, 2018
	(in thousands)
Convertible debt	$23,413	$29,163
Mortgage loan	12,117	12,394
Term loan facility	69,375	75,000
Revolving credit facility	10,000	20,000
FHLB loan agreement	19,200	19,200
Total principal amount	$134,105	$155,757
Deferred finance costs	$4,857	$6,963
Total long-term debt	$129,248	$148,794

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

The schedule of principal payments on long-term debt is as follows:

Amount
December 31,	(in thousands)
2020	$9,665
2021	7,806
2022	7,822
2023	74,539
2024	354
Thereafter	33,919
Total principal payments	$134,105

Note 15.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Federal:
Current	$9,674	$28,891	$(24,380)
Deferred	584	(20,636)	18,383
Provision for Federal income tax expense (benefit)	10,258	8,255	(5,997)
State:
Current	1,785	4,162	(20)
Deferred	317	(578)	1,244
Provision for State income tax expense	2,102	3,584	1,224
Provision for income taxes expense (benefit)	$12,360	$11,839	$(4,773)

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Expected income tax expense at federal rate	21.0%	21.0%	35.0%
State tax expense	3.6%	5.5%	(22.8)%
Permanent items	0.9%	0.7%	(2.3)%
Non-deductible conversion option liability	—	—	(255.0)%
Non-deductible stock compensation	(0.4)%	2.1%	(26.0)%
Tax exempt interest	(1.6)%	(1.6)%	27.0%
Non-deductible acquisition costs	0.0%	0.4%	(15.2)%
Executive compensation 162(m)	6.1%	4.3%	(11.5)%
Political contributions	0.3%	0.5%	(7.8)%
Tax rate change	0.6%	(2.3)%	362.3%
Other	(0.4)%	(0.2)%	(2.7)%
Reported income tax expense	30.1%	30.4%	81.0%

The effective tax rate for 2019 and 2018 was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The 2017 effective tax rate was affected by the valuation change for the conversion option liability (refer to Note 14 - Long Term Debt), which is permanently non-deductible, creating a significant adverse impact to the rate. This item was offset by a favorable impact on the effective tax rate associated with enactment of the Tax Act. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

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

Property and Casualty Reserves: The Act changes the discount rate and payment patterns utilized to discount certain lines of business when computing the allowable tax reserve deduction. In July 2019, the IRS issued Revenue Procedure 2019-31 to finalize the revised unpaid loss discount factors. As a result of this additional guidance, the Company recorded an increase to its gross deferred tax asset for loss reserve discounting of $702,861 and an increase to its gross deferred tax liabilities for reserve transition liability of $702,861 during 2018. The recorded adjustment had no impact on the Company’s effective tax rate.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as December 31 were as follows:

	For the Year Ended December 31,
	2019	2018
Deferred tax assets:	(in thousands)
Unearned premiums	$12,585	$12,090
Unearned commission	8,671	10,733
Net operating loss	—	109
Tax-related discount on loss reserve	2,716	2,329
Unrealized loss	—	2,631
Stock-based compensation	297	297
Accrued expenses	757	2,321
Leases	331	—
Other	1,890	1,443
Total deferred tax asset	27,247	31,953
Deferred tax liabilities:
Deferred acquisition costs	17,871	17,494
Prepaid expenses	153	112
Unrealized gain	2,195	—
Property and equipment	1,029	664
Note discount	478	710
Basis in purchased investments	100	163
Basis in purchased intangibles	16,977	18,982
Other	1,067	1,533
Total deferred tax liabilities	39,870	39,658
Net deferred tax liability	$(12,623)	$(7,705)

As of December 31, 2019, the Company has net operating loss carryforwards for federal and state income tax purposes of $450,000 and $0, respectively. The losses will expire in 2031. In addition, the Company had a $400,000 capital loss carryforward which will expire in 2023.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The remaining goodwill from asset purchases that is deductible for tax purposes over the future years totaled $6.0 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively. We had non-deductible goodwill of $144.4 million and $144.4 million for the years ended December 31, 2019 and 2018, respectively.

The statute of limitations related to our federal and state income tax returns remains open from our filings for 2016 through 2018. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustments. In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 will be examined. The Company does not believe the examination will have an adverse impact on our consolidated financial statements.

Our reinsurance affiliate, Osprey Re, Ltd., which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2019, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net loss of $16.3 million and $64.5 for the years ended December 31, 2019 and 2018, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $351.8 million at December 31, 2019. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $375.1 million at December 31, 2018. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2019, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

At December 31, 2019, the ratio of adjusted capital to authorized control level risk based capital for each of our insurance company subsidiaries was above 300%.

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $6.9 million and $7.6 million for the years ended December 31, 2019 and 2018.

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

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2019 and 2018.

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

•

Statutory accounting requires unrealized gains and losses from equity securities to be reported as direct adjustments to surplus, but under GAAP ASU 2016-01 the reporting of unrealized gains and losses on equity securities are reported in net income

•

Statutory accounting allows ceding commission income to be recognized when written if the cost of acquiring and renewing the associated business exceeds the ceding commissions, but under GAAP such income is deferred and recognized over the coverage period.

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

The table below reconciles the Company’s consolidated GAAP net (loss) income to statutory net income of its insurance subsidiaries (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Consolidated GAAP net income (loss)	$28,636	$27,155	$(1,119)
(Decrease) increase due to:
Deferred income taxes	(339)	(16,868)	32,644
Deferred acquisition costs	(4,156)	(31,377)	1,101
Surplus note interest	—	—	(4)
Non-statutory subsidiaries	(37,005)	(31,158)	5,410
Investment basis difference	247	335	446
Pre-acquisition income	—	—	20,839
Equity compensation	(1,265)	(2,408)	(2,408)
Convertible notes	(1,613)	(1,570)	1,051
Commission revenue	1,394	(6,289)	(6,700)
Change in fair value income statement	(2,429)	2,078	—
Lease accounting standard	137	—	—
Other	94	(4,372)	(709)
Statutory net (loss) income of insurance subsidiaries	$(16,299)	$(64,474)	$50,553

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2019. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 18.	Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2019 and 2018:

Description	December 31, 2019	December 31, 2018
	(in thousands)
Deferred ceding commission	37,464	$44,819
Outstanding claim checks	—	15,360
Accounts payable and other payables	7,225	8,556
Accrued dividends	1,750	1,589
Accrued interest and issuance costs	1,052	1,285
Lease obligations	8,369	—
Premium tax	—	2,241
Other liabilities	387	460
Commission payables	14,798	11,654
Total other liabilities	$71,045	$85,964

Note 19.	Accrued Bonus Compensation

At December 31, 2019, the Company recognized employee bonus compensation expense in aggregate of $7.6 million, which the Company paid out in cash approximately $6.0 million during 2019, the remainder is expected to be paid in 2020. At December 31, 2018, the Company recognized employee bonus compensation expense of approximately $8.2 million, which the Company paid out in cash of approximately $2.2 million for 2018, the remainder was paid in 2019.

Note 20.	Related Party Transactions

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C and NBIC with an annual compensation of $150,000. For the years ended December 31, 2019 and 2018, the Company paid consulting fees to Ms. Lucas of approximately $344,400 and $628,800, respectively.

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset will be entitled to an annual compensation of $150,000. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2019 and 2018, the Company paid agency commission to Comegy of approximately $589,800 and $509,900, respectively.

Note 21.	Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2019 and 2018, the contributions made to the plan on behalf of the participating employees were approximately $1.0 and $1.1 million, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For years ended December 31, 2019 and 2018, incurred medical premium and related costs amounted to an aggregate of $3.8 million and $3.2 million, respectively. An additional liability of approximately $418,000 and $368,000 was recorded for unpaid claims as of December 31, 2019 and 2018, respectively. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

Note 22.	Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2019, the Company had 28,650,918 shares of common stock outstanding, 8,349,483, treasury shares of common stock and 345,534 unvested restricted common stock issued reflecting total paid-in capital of $329.6 million as of such date.

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

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020 under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share.   As of December 31, 2019, the Company repurchased in aggregate 1,134,686 shares of its common stock since authorizing the stock repurchase program for $16.2 million.

At December 31, 2019, the Company has the capacity to repurchase $33.8 million of its common shares until December 31, 2020. In addition, the Company acquired 237,620 shares for approximately $3.5million for the year ended December 31, 2019, that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

Dividends

For the year ended December 31, 2019, we recorded quarterly cash dividends of approximately $7.1 million as follows:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Cash dividend per common share	$0.06	$0.06	$0.06	$0.06
Total cash dividends paid	$1,806,944	$1,791,323	$1,772,063	$1,749,800
Record date	March 15, 2019	June 14, 2019	September 16, 2019	December 16, 2019
Payment date	April 3, 2019	July 3, 2019	October 3, 2019	January 6, 2020

Note 23.	Stock-Based Compensation

Common Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2019 there were 1,551,018 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In 2018, the Company granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees. No restricted stock was granted during the year ended December 31, 2019.

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

Restricted stock activity for the three years ended December 31, 2019, 2018 and 2017 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2016	900,000	$18.42
Granted	—	—
Vested	(137,935)	16.53
Canceled and surrendered	(87,065)	17.41
Non-vested, at December 31, 2017	675,000	$21.40
Granted	155,801	16.10
Vested	(112,500)	16.35
Canceled and surrendered	(112,500)	16.35
Non-vested, at December 31, 2018	605,801	$20.41
Granted	—	—
Vested	(22,647)	14.28
Canceled and surrendered	(237,620)	14.82
Non-vested, at December 31, 2019	345,534	$19.56

Awards are being amortized to expense over the three to five year vesting period. Relating to the restricted stock the Company recognized $5.4 million, $5.3 million and $4.8 million of compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, there was approximately $5.6 million, representing unrecognized compensation expense related to the non-vested restricted stock, substantially all of which is expected to be recognized over the next one-year period. During the year ended December 31, 2019, restricted shares were vested and released, of which 260,267 shares had been granted to employees. Of the shares released to employees, 237,620 shares were withheld by the Company to cover withholding taxes of $3.5 million. During 2018 and 2017, 112,500 and 87,065 shares, respectively, were withheld to cover withholding taxes of $1.8 million and $1.6 million respectively, arising from the vesting of restricted shares. We recognized no tax benefit from the restricted stock awards and related paid dividends for the years 2019, 2018 and 2017, respectively.

Note 24.Quarterly Results for 2019 and 2018 (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$109,691	$114,083	$123,862	$131,077
Investment income	$3,672	$3,830	$3,655	$3,275
Total revenues	$118,261	$122,843	$131,699	$138,502
Total operating expenses	$106,763	$119,770	$118,215	$116,990
Operating income	$11,498	$3,073	$13,484	$21,512
Income (loss) from continuing operations	$6,964	$721	$8,133	$12,818
Basic net income (loss) per share	$0.24	$0.02	$0.28	$0.44
Diluted net income (loss) per share	$0.24	$0.02	$0.28	$0.44

For the year ended December 31, 2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$106,108	$111,204	$118,238	$118,632
Investment income	$3,075	$2,470	$3,852	$1,407
Total revenues	$112,026	$117,972	$125,295	$124,878
Total operating expenses	$87,209	$109,822	$111,079	$102,525
Operating income	$24,817	$8,150	$14,216	$22,353
Income (loss) from continuing operations	$14,829	$2,408	$5,989	$3,929
Basic net income (loss) per share	$0.58	$0.09	$0.23	$0.15
Diluted net income (loss) per share	$0.55	$0.09	$0.23	$0.15

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

Note 25.Condensed Financial Information Heritage Insurance Holdings, Inc.

The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements for the year ended December 31, 2017. Refer to Schedule II of the Condensed Financial Information of Registrant for the years ended December 31, 2019 and 2018.

For the Year Ended December 31, 2017
(In thousands)
Revenue:
Other revenue	$1,949
Total revenue	1,949
Expenses:
General and administrative expense	17,792
Amortization of debt issuance cost	2,314
Interest expense, net	11,158
Other non-operating expense, net	41,013
Total expenses	$72,277
Loss before income taxes and equity in net income of subsidiaries	(70,328)
Benefit from income taxes	(6,120)
Loss before equity in net income of subsidiaries	(64,208)
Equity in net income of subsidiaries	—
Net loss	$(64,208)

Statement of Cash Flows

For the Year Ended December 31, 2017
(in thousands)
Net loss	$(64,208)
Net cash provided by (used in) operating activities	27,154
Investing Activities
Purchases of investment available for sale	78,213
Dividends received from subsidiaries	57,575
Acquisition of a business	(210,000)
Net cash provided by investing activities	(74,212)
Financing Activities
Proceeds from exercise of stock options and warrants	417
Proceeds from issuance of note payable, net of issuance costs	114,335
Proceeds from mortgage loan	12,658
Shares tendered for income tax withholdings	(1,599)
Purchase of treasury stock	(61,623)
Dividends paid	(8,249)
Net cash used in financing activities	55,939
Decrease in cash and cash equivalents	8,881
Cash and cash equivalents, beginning of period	7,368
Cash and cash equivalents, end of year	$16,249

Note 26.Geographical Information (unaudited)

Our primary products are personal and commercial residential property insurance, which at December 31, 2018 was offered in Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New York, New Jersey, North Carolina, Rhode Island, South Carolina and Virginia. Our Florida domiciled insurance company, Heritage P&C, is authorized by each of the respective state insurance departments in Alabama, Georgia, Florida, Mississippi, North Carolina and South Carolina. Our Hawaii domiciled insurance company, Zephyr, writes business only in Hawaii and is authorized by the Hawaii Insurance Division. Our Rhode Island domiciled insurance company, NBIC, is authorized by each of the respective state insurance departments in Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, and Virginia.

Our other operating subsidiaries include: Heritage MGA, LLC, our managing general agent; Pawtucket Insurance Company (PIC), which is a property insurance company no longer writing insurance policies; Osprey Re Ltd. (“Osprey”), our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for Florida claims and our provider of restoration, emergency and recovery services; Skye Lane Properties, LLC, our property management subsidiary; First Access Insurance Group, LLC, our retail agency; Westwind Underwriters, Inc., and Heritage Insurance Claims, LLC, both inactive subsidiaries reserved for future development.

The Company is a single reportable segment. None of the individual subsidiaries meet the quantitative thresholds to qualify as reportable segment.

The following table depicts the distribution of our in-force premium as of December 31, 2019 and 2018, respectively.

	At December 31, 2019		At December 31, 2018
State	In Force Premiums	Policies In Force	In Force Premiums	Policies In Force
	(in thousands)		(in thousands)
Florida	$486,520	220,154	$505,992	230,937
New York	184,924	92,057	179,650	92,431
New Jersey	71,492	50,013	70,322	51,576
Massachusetts	62,810	32,464	59,592	32,629
Hawaii	53,493	65,008	53,480	67,181
Rhode Island	24,106	14,826	20,784	13,189
North Carolina	20,422	22,948	14,685	14,280
South Carolina	13,804	9,926	9,502	6,411
Connecticut	12,461	7,537	6,864	4,370
Alabama	7,041	7,044	1,571	1,543
Georgia	3,050	2,753	1,238	1,139
Virginia	473	245	—	—
Total	$940,594	524,975	$923,680	515,686

Note 27.	Subsequent Events

On February 26, 2020, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2020 to stockholders of record as of March 16, 2020.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Plante & Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting presented in Part IV, Item 15 of this report under “Report of Independent Registered Public Accounting Firm.”

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

Item 14.	Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein from the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2019.

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

4.5	Description of Capital Stock *

10.1

Insurance Policy Acquisition and Transition Agreement, dated as of June 13, 2014, by and among Heritage Property & Casualty Insurance Company, the Florida Department of Financial Services, as Receiver for Sunshine State Insurance Company, and the Florida Insurance Guaranty Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2014)

Exhibit Number	Description

10.2

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.3

Amended and Restated Employment Agreement, dated November 04, 2015, by and between Heritage Insurance Holdings, Inc. and Richard Widdicombe. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2015)

10.4

Indenture, dated December 15, 2016, by and among Heritage Insurance Holdings, Inc., The Bank of New York Mellon, The Bank of New York Mellon, London Branch, and The Bank of New York Mellon (Luxembourg) S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2016)

10.5

Employment Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

10.6

Separation Agreement, dated January 30, 2018 by and between Heritage Insurance Holdings, Inc. and Steven C Martindale. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2018)

10.7

Credit Agreement, dated December 14, 2018, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 12, 2019)

10.8	Employment Agreement, dated November 14, 2015 by and between Heritage Insurance Holdings, Inc. and Ernesto Garateix *

21	Subsidiaries of the Registrant *

23.1	Consent of Plante Moran, PLLC *

23.2	Consent of Grant Thornton LLP *

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

*	Filed herewith
**	Furnished herewith
+	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment, and this exhibit has been filed separately with the SEC.

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 10, 2020	By:	/s/ BRUCE LUCAS
Chairman and Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
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

Signature	Title	Date

/s/ BRUCE LUCAS
Bruce Lucas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 10, 2020

/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	President and Director	March 10, 2020

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 10, 2020

/s/ IRINI BARLAS
Irini Barlas	Director	March 10, 2020

/s/ MARK BERSET
Mark Berset	Director	March 10, 2020

/s/ STEVEN MARTINDALE
Steven Martindale	Director	March 10, 2020

/s/ JAMES MASIELLO
James Masiello	Director	March 10, 2020

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 10, 2020

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 10, 2020

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 10, 2020

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands, except per share data):

	As of December 31,
	2019	2018
	(in thousands)
ASSETS
Fixed maturity securities, available for sale, at fair value	$—	$—
Cash and cash equivalents	12,671	13,892
Investment in and advances to subsidiaries	594,141	598,525
Other assets	2,813	3,324
Total Assets	$609,625	$615,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	160,826	190,408
Total Liabilities	$160,826	$190,408

Common stock	$3	$3
Paid-in-capital	329,568	325,292
Treasury	(105,368)	(89,185)
Accumulated other comprehensive income	7,330	(6,527)
Retained earnings	217,266	195,750
Total Stockholders' Equity	$448,799	$425,333
Total Liabilities and Stockholders' Equity	$609,625	$615,741

	For the Years Ended December 31,
	2019	2018
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$6,180	$1,858
Total revenue	6,180	1,858
Expenses:
General and administrative expense	11,699	19,005
Amortization of debt issuance cost	2,190	4,623
Interest expense, net	7,609	17,277
Other non-operating expense, net	48	9,791
Total expenses	$21,546	$50,696
Loss before income taxes and equity in net income of subsidiaries	(15,366)	(48,838)
Benefit from income taxes	(511)	(9,545)
Loss before equity in net income of subsidiaries	(14,855)	(39,293)
Equity in net income of subsidiaries	—	—
Net loss	$(14,855)	$(39,293)

The accompanying note is an integral part of condensed financial statements

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(14,855)	$(39,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,379	5,273
Net realized gains	49	9,790
Valuation on conversion feature	—	3,252
Amortization of debt issuance cost	—	4,623
Deferred income taxes	334	(1,325)
Changes in operating assets and liabilities
Prepaid	(659)	121
Income taxes payable	351	(5,080)
Dividends payable	—	1,589
Accrued interest on debt	444	(3,771)
Other assets	2,182	(3,521)
Other liabilities	(4,094)	7,338
Net cash used in operating activities	(10,869)	(20,094)
Investing Activities
Dividends received from subsidiaries	70,590	92,800
Collection (issue) of principle note receivable	358	(910)
Investments and advances to subsidiaries	(15,865)	(42,200)
Net cash provided by investing activities	55,083	49,690
Financing Activities
Proceeds from issuance of note payable, net of issuance costs	—	110,769
Repayment of secured senior notes	—	(79,500)
Mortgage loan payments	(277)	(264)
Repurchase of convertible notes	(2,869)	(52,739)
Repayment of long-term debt	(15,625)	—
Shares tendered for income tax withholdings	(3,521)	(1,839)
Purchase of treasury stock	(16,183)	(2,000)
Dividends paid	(6,959)	(6,380)
Net cash used in financing activities	(45,434)	(31,953)
Decrease in cash and cash equivalents	(1,221)	(2,357)
Cash and cash equivalents, beginning of period	13,892	16,249
Cash and cash equivalents, end of year	$12,671	$13,892

The accompanying note is an integral part of condensed financial statements

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, Connecticut, Florida, Georgia, Hawaii, Massachusetts, New Jersey, New York, North Carolina, Rhode Island and South Carolina. We also provide commercial residential insurance for Florida properties and are also licensed in the states of Delaware, Maryland, Mississippi, Pennsylvania, and Virginia. In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds issued by Citrus Re.

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

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2019.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2019
Allowance for doubtful accounts	$—	290	—	—	$290
Year ended December 31, 2018
Allowance for doubtful accounts	$—	—	—	—	$—

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
2019	$613,533	$276,985	$(3,696)	$235,238	$14,432
2018	$432,359	$224,080	$13,345	$210,303	$13,280

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2019	$77,211	$144,939	$501,373	$478,713	$486,220
2018	$73,055	$139,630	$445,898	$454,182	$472,357

Supplemental Information Opinion:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Heritage Insurance Holdings, Inc.

Clearwater, Florida

We have audited the financial statements of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, and the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO); such consolidated financial statements and report are included elsewhere in this Form 10-K and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company listed in the accompanying index at Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Certified Public Accountants

East Lansing, Michigan

March 10, 2020