Form 10-Q
period 2020-03-31
Heritage Insurance Holdings, Inc.
filed 2020-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate number of shares of the Registrant’s Common Stock outstanding on April 30, 2020 was 28,212,052

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

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, and non-collectability of reinsurance;
•	our failure to identify suitable acquisition candidates, effectively manage our growth and integrate acquired companies;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our diversification strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	our reliance on independent agents to write voluntary insurance policies;
•	changes in regulations and our failure to meet increased regulatory requirements;
•	our ability to maintain effective internal controls over financial reporting;
•	the regulation of our insurance operations;
•	certain characteristics of our common stock; and
•

the impact of COVID-19 on the economy, demand for our products and our operations, including measures taken by the governmental authorities to address COVID-19, which may precipitate or exacerbate other risks and/or uncertainties.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $601,890 and $577,789)	$613,355	$587,256
Equity securities, at fair value, (cost $1,618 and $1,618)	1,599	1,618
Other investments	6,375	6,375
Total investments	621,329	595,249
Cash and cash equivalents	313,360	268,351
Restricted cash	16,069	14,657
Accrued investment income	4,262	4,377
Premiums receivable, net	62,914	63,685
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $44	374,994	428,903
Prepaid reinsurance premiums	146,029	224,102
Income taxes receivable	—	3,171
Deferred policy acquisition costs, net	74,895	77,211
Property and equipment, net	20,395	20,753
Intangibles, net	67,051	68,642
Goodwill	152,459	152,459
Other assets	26,738	18,110
Total Assets	$1,880,495	$1,939,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$607,177	$613,533
Unearned premiums	480,627	486,220
Reinsurance payable	101,960	156,351
Long-term debt, net	125,775	129,248
Income taxes payable	4,439	—
Deferred income tax, net	8,627	12,623
Advance premiums	29,394	16,504
Accrued compensation	8,237	5,347
Accounts payable and other liabilities	64,962	71,045
Total Liabilities	$1,431,198	$1,490,871

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,212,052 shares issued and 27,891,518 shares outstanding at March 31, 2020; 28,996,452 shares issued and 28,650,918 shares outstanding at December 31, 2019	3	3
Additional paid-in capital	330,680	329,568
Accumulated other comprehensive income	8,842	7,330
Treasury stock, at cost, 9,116,383 and 8,349,483 shares, respectively	(113,354)	(105,368)
Retained earnings	223,126	217,266
Total Stockholders' Equity	449,297	448,799
Total Liabilities and Stockholders' Equity	$1,880,495	$1,939,670

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2020	2019
REVENUES:
Gross premiums written	$229,102	$210,348
Change in gross unearned premiums	5,614	18,242
Gross premiums earned	234,716	228,590
Ceded premiums	(108,710)	(118,899)
Net premiums earned	126,006	109,691
Net investment income	3,670	3,672
Net realized and unrealized gains	59	1,024
Other revenue	2,971	3,874
Total revenues	132,706	118,261
EXPENSES:
Losses and loss adjustment expenses	68,181	62,139
Policy acquisition costs, net of ceding commission income of $10.4 and $12.9 (1)	30,047	26,020
General and administrative expenses, net of ceding commission income of $3.5 and $4.3(1)	21,718	18,604
Total expenses	119,946	106,763
Operating income	12,760	11,498
Interest expense, net	1,966	2,117
Other non-operating loss, net	—	48
Income before income taxes	10,794	9,333
Provision for income taxes	3,174	2,369
Net income	$7,620	$6,964
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments	2,027	8,036
Reclassification adjustment for net realized investment (gains) losses	(59)	335
Income tax expense related to items of other comprehensive income	(456)	(2,408)
Total comprehensive income	$9,132	$12,927
Weighted average shares outstanding
Basic	28,548,830	29,540,514
Diluted	28,549,012	29,544,563
Earnings per share
Basic	$0.27	$0.24
Diluted	$0.27	$0.24

(1)	Parenthetical values are presented in millions

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Convertible option debt extinguishment, net of tax	—	—	—		—	—	—
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Restricted stock vested, net of surrendered shares	17,000	—	(118)		—	—	(118)
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment, net of tax	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Tax rate change	—	—	48	—	—	—	48
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,807)	—	—	(1,807)
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$7,620	$6,964
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,345	1,345
Bond amortization and accretion	1,359	1,229
Amortization of original issuance discount on debt	349	390
Depreciation and amortization	2,024	2,696
Net realized investment gains	(59)	(1,024)
Net (gain)/loss from repurchase of debt	—	48
Deferred income taxes	(4,452)	(4,098)
Changes in operating assets and liabilities:
Accrued investment income	115	(150)
Premiums receivable, net	771	1,904
Prepaid reinsurance premiums	78,073	72,056
Reinsurance recoverable on paid and unpaid claims	53,880	54,664
Income taxes receivable	3,171	35,221
Deferred policy acquisition costs, net	2,316	3,171
Right of use leased asset	110	—
Other assets	(8,739)	(5,898)
Unpaid losses and loss adjustment expenses	(6,356)	(27,875)
Unearned premiums	(5,593)	(18,132)
Reinsurance payable	(54,391)	(52,712)
Accrued interest	(1,172)	127
Accrued compensation	2,890	(1,474)
Advance premiums	12,890	7,892
Income taxes payable	8,878	5,725
Other liabilities	(9,332)	3,253
Net cash provided by operating activities	85,697	85,322
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	58,462	25,486
Fixed maturity securities purchases	(83,891)	(37,203)
Equity securities sales	26	2,291
Equity securities purchases	(6)	(1,617)
Limited partnership interest	—	(19,205)
Proceeds from sale of assets	—	71
Cost of property and equipment acquired	(75)	(3,994)
Net cash used in investing activities	(25,485)	(34,171)
FINANCING ACTIVITIES
Repayment of term note	(3,750)	(11,875)
Mortgage loan payments	(72)	(70)
Repurchase of convertible notes	—	(2,869)
Purchase of treasury stock	(7,986)	(5,011)
Tax withholdings on share-based compensation awards	(233)	(118)
Dividends paid	(1,750)	(1,601)
Net cash used in financing activities	(13,791)	(21,544)
Increase in cash, cash equivalents, and restricted cash	46,421	29,607
Cash, cash equivalents and restricted cash, beginning of period	283,008	262,370
Cash, cash equivalents and restricted cash, end of period	$329,429	$291,977
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$2,418	$2,977
Issuance of shares on conversion of convertible notes	$—	$4,210

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$313,360	$268,351
Restricted cash	16,069	14,657
Total	$329,429	$283,008

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

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2019 Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) Financial Instruments – Credit Losses ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model. Adoption of CECL required the evaluation to establish an allowance for the Company’s reinsurance recoverables, premium receivables and for our available-for-sale debt securities investments. The model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted the standard on January 1, 2020, and based on the composition of our reinsurance recoverables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. While the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, it required changes to the Company’s process to establish and estimated expected credit losses on available-for-sale investments, reinsurance recoverables and premium receivables.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. Other amendments in the update did not materially impact the Company. The standard became effective for the Company on January 1, 2020 with no impact on our condensed consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. The standard was effective on January 1, 2020 with no impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on the condensed consolidated financial statements.

For information regarding other accounting standards that the Company has not yet adopted, refer to our 2019 Form 10-K, filed on March 10, 2020, the section of Note 1 of the notes to the consolidated financial statements entitled “Accounting Pronouncement Not Yet Adopted”.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale at March 31, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

March 31, 2020	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$67,928	$1,770	$1	$69,697
States, municipalities and political subdivisions	80,598	2,164	25	82,737
Special revenue	250,744	5,925	226	256,443
Hybrid securities	99	—	7	92
Industrial and miscellaneous	202,521	3,043	1,178	204,386
Total	$601,890	$12,902	$1,437	$613,355

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The issuers continues to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, we believe these unrealized losses generally were caused by an increase in market interest rates since the time of the securities were purchased.

December 31, 2019	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$53,836	$383	$28	$54,191
States, municipalities and political subdivisions	74,755	1,641	41	76,355
Special revenue	246,791	3,689	254	250,226
Hybrid securities	100	1	—	101
Industrial and miscellaneous	202,307	4,097	21	206,383
Total	$577,789	$9,811	$344	$587,256

(1)

Includes securities at March 31, 2020 and December 31, 2019 with a carrying amount of $19.4 million and $20.2 million, respectively that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company calculates the gain or loss realized on the sale of investments by comparing the sales price (fair value) to the cost or adjusted/amortized cost of the security sold. The Company determines the cost or adjusted/amortized cost of the security sold using the specific-identification method. The following tables detail the Company’s net realized gains (losses) for the three months ended March 31, 2020 and 2019.

	2020		2019
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$60	$8,510	$5	$24,414
Total realized losses	(1)	256	(67)	6,141
Net realized gains and (losses)	$59	$8,766	$(62)	$30,555

For the three months ended March 31, 2020 the Company sold no equity securities nor did it hold any marketable equity securities as of that date. For the three months ended March 31, 2019, the Company recorded a net unrealized holding gain of $1.1 million resulting from a net loss from equities sold of approximately $273,000 offset by the unrealized equity securities gains still held at the end of period in the amount of $1.4 million.

The table below summarizes the Company’s fixed maturity securities at March 31, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$75,247	13%	$76,521	12%
Due after one year through five years	206,284	34%	208,059	34%
Due after five years through ten years	122,633	20%	126,435	21%
Due after ten years	197,726	33%	202,340	33%
Total	$601,890	100%	$613,355	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Fixed maturity securities	$4,162	$2,724
Equity securities	—	309
Cash and cash equivalents	352	817
Other investments	94	342
Net investment income	4,608	4,192
Less: Investment expenses	938	520
Net investment income, less investment expenses	$3,670	$3,672

The following tables summarizes debt securities available-for-sale in an unrealized loss position at March 31, 2020 and December 31, 2019, aggregated by major security category and length of time in a continued unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
March 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$—	$160	3	$1	$71
States, municipalities and political subdivisions	8	25	8,158	—	—	—
Special revenue	33	215	20,664	15	11	373
Hybrid securities	1	7	92	—	—	—
Industrial and miscellaneous	145	1,178	68,249	2	—	72
Total fixed maturity securities	190	$1,425	$97,323	20	$12	$516

At March 31, 2020, we did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that we will be required to sell these securities before recovery of their amortized cost basis. Further, we did not believe we had a credit event and therefore did not record any credit allowance for securities that were in an unrealized loss position at March 31, 2020.

	Less Than Twelve Months			Twelve Months or More
December 31, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	9	$10	$1,476	23	$18	$4,288
States, municipalities and political subdivisions	6	38	7,613	3	3	1,440
Special revenue	62	145	24,862	95	109	13,159
Industrial and miscellaneous	25	13	12,601	16	8	3,202
Total fixed maturity securities	102	$206	$46,552	137	$138	$22,089

Limited Partnerships, REIT’s and Limited Liability Company Investments

Classified in other investments, the Company has interest in limited partnerships (“LPs”), Partnership Real Estate Investment Trust (REITs) and Limited Liability Companies (“LLCs”) totaling $6.4 million and $6.4 million at March 31, 2020 and December 31, 2019, respectively that are not registered or readily tradable on a securities exchange. The Company is not the primary beneficiary and does not consolidate these investments. These investments are carried at net asset value, which approximates fair value with changes in fair value recorded in net unrealized gains (losses) on the Company’s consolidated statement of operations and other comprehensive income. Realized gains (losses) on sales of these investments are reported within net realized and unrealized gains (losses) on the Company’s condensed consolidated statement of operations and other comprehensive income.

Secured Promissory Notes

In January 2020, the Company entered into transactions with a Limited Liability Company (“Debtor”) which resulted in the Company holding two Secured Promissory Notes (“Notes”) in the amount of $3.75 million each. The Notes mature on February 1, 2023 and bear an 8% interest rate per annum, with principal payments in equal installments of $300,000 due on the first day of each month commencing on June 1, 2021. Interest payments are to commence on March 1, 2020. A Security Agreement that collateralizes the Notes was entered into at the time of issuance. The Debtor has the right to prepay the note in part or whole after the 27th month of current payments of principal and interest without penalties or fees.

The Company recognizes the secured promissory notes as note receivables and records the Notes in Other Assets on the condensed consolidated balance sheet.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and degree to which they are observable for not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1 – Inputs to the valuation based on quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.
•

Level 2 – Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs to the valuation that are unobservable inputs for the asset or liability.

The highest priority is assigned Level 1 inputs and the lowest priority to Level 3 inputs.

We did not hold any Level 3 assets or liabilities as of March 31, 2020 or December 31, 2019.

The carrying value of premium receivables and accounts payable, accrued expense, revolving loans and borrowings under our senior secured credit facility approximate their fair value. Our revolving loans and borrowings under our senior secured credit facility resets periodically month at market interest rates. All of these items are considered Level 1 assets and liabilities.

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

The table below presents the balances of our invested assets measured at fair value on a recurring basis:

March 31, 2020	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$69,697	$374	$69,323	$—
States, municipalities and political subdivisions	82,737	—	82,737	—
Special revenue	256,443	—	256,443	—
Hybrid securities	92	—	92	—
Industrial and miscellaneous	204,386	—	204,386	—
Total debt securities	613,355	374	612,981	—
Investment reported at NAV(1)	7,974	—	—	—
Total investments	$621,329	$374	$612,981	$—

December 31, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$54,191	$366	$53,825	$—
States, municipalities and political subdivisions	76,355	—	76,355	—
Special revenue	250,226	—	250,226	—
Hybrid securities	101	—	101	—
Industrial and miscellaneous	206,383	—	206,383	—
Total debt securities	587,256	366	586,890	—
Investment reported at NAV(1)	7,993	—	—	—
Total investments	$595,249	$366	$586,890	$—
(1)	Includes $1.6 million and $1.6 million of Federal Home Loan Banks membership shares held by the Company as of March 31, 2020 and December 31, 2019, respectively.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended March 31, 2020 and 2019, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the first quarters of 2020 and 2019. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2020 and 2019, respectively:

	For the Three Months Ended March 31,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$2,027	$(469)	$1,558	$8,036	$(2,323)	$5,713
Reclassification adjustment of realized losses (gains) included in net income	(59)	13	(46)	335	(85)	250
Effect on other comprehensive income	$1,968	$(456)	$1,512	$8,371	$(2,408)	$5,963

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

Components of our lease costs for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Amortization of ROU assets - Finance leases	$22	$23
Interest on lease liabilities - Finance leases	6	7
Variable lease cost (cost excluded from lease payments)	130	111
Operating lease cost (cost resulting from lease payments)	343	176
Total lease cost	$501	$317

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of March 31, 2020 are as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Finance lease - Operating cash flows	$6	$8
Finance lease - Financing cash flows	$18	$17

Operating lease - Operating cash flows (fixed payments)	$368	$171
Operating lease - Operating cash flows (liability reduction)	$264	$14

Supplemental balance sheet information related to our operating and financing leases as of March 31, 2020 are as follows (in thousands):

	Balance Sheet Classification	March 31, 2020
Right-of-use assets - operating	Other assets	$6,475
Right-of-use assets - finance	Other assets	$280
Lease Liability (1) - operating	Accounts payable and other liabilities	$(8,195)
Lease Liability - finance	Accounts payable and other liabilities	$(307)
(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of March 31, 2020 are as follows:

	March 31, 2020	March 31, 2019
Weighted average lease term - Finance leases	3.42 yrs.	4.12
Weighted average lease term - Operating leases	7.68 yrs.	8.48
Weighted average discount rate - Finance leases	7.1%	8.1%
Weighted average discount rate - Operating leases	5.3%	5.3%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of March 31, 2020 are as follows (in thousands):

March 31, 2020
2020 remaining	$1,112
2021	1,495
2022	1,522
2023	1,471
2024	1,112
Thereafter	3,694
Total lease payments	10,406
Less: imputed interest	(1,904)
Present value of lease liabilities	$8,502

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,725	5,712
Office furniture and equipment	2,007	2,007
Tenant and leasehold improvements	8,105	8,105
Vehicle fleet	850	789
Total, at cost	30,659	30,585
Less: accumulated depreciation and amortization	(10,264)	(9,832)
Property and equipment, net	$20,395	$20,753

Depreciation and amortization expense for property and equipment was $432,000 and $571,000 for the three months ended March 31, 2020 and 2019, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At March 31, 2020 and December 31, 2019 goodwill was $152.5 million and intangible assets were $67.1 million and $68.6 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2020	$152,459

Our annual goodwill impairment analysis was performed as of October 1, 2019. Management determined that an impairment review is appropriate for the current period given potential impacts of the COVID-19 pandemic. We qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived assets were impaired as of March 31, 2020. Based on our interim impairment assessment, management determined that our goodwill and indefinite-lived assets are not impaired at March 31, 2020.

Other Intangible Assets

Our intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from 2.5 to fifteen years.

Amortization expense of our intangible assets was $1.6 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2020 or 2019.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2020 - remaining	$4,774
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,558
Total	$65,736

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Basic earnings per share:
Net income attributable to common stockholders (000's)	$7,620	$6,964
Weighted average shares outstanding	28,548,830	29,540,514
Basic earnings per share:	$0.27	$0.24

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$7,620	$6,964
Weighted average shares outstanding	28,548,830	29,540,514
Weighted average dilutive shares	182	4,049
Total weighted average dilutive shares	28,549,012	29,544,563
Diluted earnings per share:	$0.27	$0.24

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the quarter ended March 31, 2020 and 2019, the Company allocated ceding commission income of $10.4 million and $12.9 million to policy acquisition costs and $3.5 million and $4.3 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning balance of deferred ceding commission income	$37,464	$44,996
Ceding commission deferred	10,845	12,647
Less: ceding commission earned	(13,929)	(17,169)
Ending balance of deferred ceding commission income	$34,380	$40,474

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company incurs incremental policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance; (ii) policy administration fees paid to a third-party administrator at the time of policy issuance; (iii) premium taxes; and (iv) inspection fees. The Company capitalizes incremental policy acquisition costs that are directly related to the successful efforts of acquiring new or renewed insurance contracts to the extent recoverable, then the Company amortizes those costs over the contract period of the related policy. The Company defers the incurred incremental policy acquisition costs, commonly referred to as deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning Balance	$77,211	$73,055
Policy acquisition costs deferred	38,131	35,965
Amortization	(40,447)	(39,137)
Ending Balance	$74,895	$69,883

NOTE 11. INCOME TAXES

For the three months ended March 31, 2020 and 2019, the Company recorded $3.2 million and $2.4 million, respectively, of income tax expense which corresponds to effective tax rates of 29.4% and 25.4%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each calendar years 2020 and 2019 was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate increased as a result of changes in the geographic dispersion of our business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax liability:

	March 31, 2020	December 31, 2019
Deferred tax assets:	(In thousands)
Unearned premiums	$16,568	$12,585
Unearned commission	7,958	8,671
Tax-related discount on loss reserve	2,688	2,716
Stock-based compensation	527	297
Accrued expenses	1,358	757
Leases	337	331
Other	1,912	1,890
Total deferred tax asset	31,348	27,247
Deferred tax liabilities:
Deferred acquisition costs	17,335	17,871
Prepaid expenses	279	153
Unrealized gains	2,650	2,195
Property and equipment	1,102	1,029
Note discount	441	478
Basis in purchased investments	87	100
Basis in purchased intangibles	16,632	16,977
Other	1,449	1,067
Total deferred tax liabilities	39,975	39,870
Net deferred tax liability	$(8,627)	$(12,623)

In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 will be examined. The Company does not believe the examination results will have an adverse impact on the condensed consolidated financial statements.

At March 31, 2020 and December 31, 2019, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

Our reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We generally amortize our catastrophe reinsurance premiums ratably over the 12-month contract period, which is June 1 through May 31. Our quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

We adopted the ASU 2016-13, Topic 326-20 on January 1, 2020, and based on the composition of our reinsurance recoverables current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. While the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, it required changes to the Company’s process to establish and estimated expected credit losses on reinsurance recoverables and premium receivables.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Premium written:
Direct	$229,102	$210,348
Ceded	(30,637)	(46,842)
Net	$198,465	$163,506
Premiums earned:
Direct	$234,716	$228,590
Ceded	(108,710)	(118,899)
Net	$126,006	$109,691
Loss and Loss Adjustment Expenses
Direct	$107,365	$112,176
Ceded	(39,184)	(50,037)
Net	$68,181	$62,139

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of period	$613,533	$432,359
Less: reinsurance recoverable on unpaid losses	393,630	250,507
Net balance, beginning of period	219,903	181,852
Incurred related to:
Current year	72,331	62,725
Prior years	(4,150)	(586)
Total incurred	68,181	62,139
Paid related to:
Current year	21,236	8,362
Prior years	47,308	45,616
Total paid	68,544	53,978
Net balance, end of period	219,540	190,013
Plus: reinsurance recoverable on unpaid losses	387,637	214,471
Balance, end of period	$607,177	$404,484

As of March 31, 2020, the Company reported $219.5 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $169.2 million attributable to IBNR net of reinsurance recoverable, or 77.1% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of March 31, 2020, the Company had $21.5 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $1.9 million. For the three months ended March 31, 2020 and 2019, the Company made interest payments of approximately $1.4 million and $1.5 million respectively on the Convertible Notes.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2019, there was $69.4 million in aggregate principal outstanding on the Term Loan Facility. The December 31, 2019 quarterly principal payment in the amount of $1.9 million was processed by the lender on January 2, 2020. As of March 31, 2020, the balance of the term loan was $65.6 million. For the three months ended March 31, 2020 and 2019, the Company made interest payments of approximately $1.2 million and $1.1 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of March 31, 2020, and December 31, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the three months ended March 31, 2020 and 2019, the Company made interest payments of approximately $265,900 and $251,700 under the revolving credit facility, respectively.

At March 31, 2020, the Company’s effective interest rate for the Term Loan Facility was 4.94% and 5.74% for the Revolving Credit Facility. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective three-month periods ended March 31, 2020 and 2019, the Company made principal and interest payments of approximately $223,200 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of March 31, 2020, the fair value of the collateralized securities was $19.4 million and the equity investment in FHLB common stock was $1.4 million. As of March 31, 2020, and 2019, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $150,000 and $148,500, respectively. As of March 31, 2020, and December 31, 2019, the Company also holds common stock from FHLB Des Moines, and FHLB Boston valued at $146,300 and $76,600, respectively.

The following table summarizes the Company’s debt and credit facilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	12,045	12,117
Term loan facility	65,625	69,375
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$130,283	$134,105
Less: unamortized discount and issuance costs	$4,508	$4,857
Total long-term debt	$125,775	$129,248

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Agreement, Convertible Notes indenture, cash borrowings and other loans. Our ability to secure future debt financing depends, in part, on our ability to remain in such compliance. Provided there is no default or an event of default, we are permitted to payout dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The schedule of principal payments on long-term debt as of March 31, 2020 is as follows:

Year	Amount
(In thousands)
2020 remaining	$5,843
2021	7,806
2022	7,822
2023	74,539
2024	354
Thereafter	33,919
Total	$130,283

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of March 31, 2020 and December 31, 2019:

Description	March 31, 2020	December 31, 2019
	(In thousands)
Deferred ceding commission	$34,380	$37,464
Accounts payable and other payables	8,265	7,225
Lease obligations	8,501	8,369
Accrued interest and issuance costs	259	1,052
Accrued dividends	1,726	1,750
Other liabilities	112	387
Commission payables	11,719	14,798
Total other liabilities	$64,962	$71,045

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $350.8 million at March 31, 2020 and $351.8 million at December 31, 2019. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At March 31, 2020, our insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2020 and 2019.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. In 2019, Ms. Lucas received total cash compensation of approximately $344,400. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of our subsidiaries Heritage Property & Casualty Insurance Company (“HPCI”) and NBIC. Ms. Lucas’ annual compensation for her role as a director is $150,000. For the three months ended March 31, 2020 and 2019, the Company paid consulting fees to Ms. Lucas of approximately $23,900 and $102,000, respectively.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. As a Director, Mr. Berset will be entitled to an annual compensation of $150,000. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for our insurance company affiliates. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2019 and 2018, the Company paid agency commission to Comegys of approximately $598,000 and $509,900, respectively. For the three months ended March 31, 2020 and 2019, the Company paid agency commission to Comegys of approximately $179,800 and $10,700, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2020 and 2019, the contributions made to the plan on behalf of the participating employees were approximately $339,300 and $255,700, respectively.

The Company provides its employees with a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2020 and 2019, incurred medical premium costs amounted to an aggregate of $910,000 and $841,400, respectively. An additional liability of approximately $903,100 is recorded for unpaid claims as of March 31, 2020. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the coverage limits would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2020, the Company had 27,891,518 shares of common stock outstanding, 9,116,383 treasury shares of common stock and 320,534 unvested shares of restricted common stock issued reflecting total paid-in capital of $330.7 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2019, there were, 28,650,918 shares of common stock outstanding, 8,349,483 treasury shares of common stock and 345,534 unvested shares of restricted common stock, representing $329.6 million of additional paid-in capital.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably its net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock are fully paid and non-assessable.

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020. For the three months ended March 31, 2020, the Company purchased 766,900 shares of its common stock for $8.0 million.

At March 31, 2020, the Company has the capacity to repurchase $25.8 million of its common shares until December 2020. In addition, the Company acquired 17,500 shares for approximately $233,000 for the three months ended March 31, 2020, respectively, that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Dividends

On February 27, 2020, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2020, to stockholders of record as of March 16, 2020.

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 21. STOCK-BASED COMPENSATION

Common and Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At March 31, 2020 there were 1,568,518 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

No stock awards were granted during the three months ended March 31, 2020.

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

Restricted stock activity for the quarter ended March 31, 2020 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2019	345,534	$19.56
Granted	—	—
Vested	(7,500)	13.25
Canceled and surrendered	(17,500)	13.25
Non-vested, at March 31, 2020	320,534	$20.05

Awards are being amortized to expense over the three to five-year vesting period. The Company recognized $1.3 million and $1.3 million of compensation expense for the three months ended March 31, 2020 and 2019, respectively. There was approximately $4.2 million of unrecognized compensation expense related to the unvested restricted stock at March 31, 2020. The Company expects to recognize substantially all of remaining compensation expense over the next year. For the three months ended March 31, 2020, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 17,500 shares were withheld by the Company to cover withholding taxes of $233,000. For the comparable period of 2019, 25,000 shares were vested and released.

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2020.

On May 4, 2020, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2020 to stockholders of record as of June 15, 2020.

On April 27, 2020, the Company amended its Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Second Amendment to Credit Agreement (the “Second Amendment”) with the lenders from time to time party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.

The Second Amendment modified the negative covenants in the Credit Agreement to permit the Company to make acquisitions and investments if, after giving effect to the acquisition or investment, either (1) the Company has an aggregate of $25.0 million in cash and availability under the revolving credit facility or (2) the consolidated leverage ratio under the Credit Agreement is at least a quarter turn less than the required ratio for the trailing four quarters. The amendment gives the Company more flexibility to make acquisitions and investments in the future. All other material terms of the Credit Agreement remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

FINANCIAL HIGHLIGHTS

Overview

Heritage Insurance Holdings, Inc., is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance through its insurance company subsidiaries. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting.

On an admitted basis, we provide personal residential insurance in eleven eastern states and commercial residential insurance in two of those states, while maintaining licenses in four additional eastern states. We also write personal residential insurance on an admitted basis in Hawaii and in California on an excess and surplus lines basis.

Our operating subsidiaries include, but are not limited to: Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential property insurance and commercial general liability insurance; Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; Zephyr Insurance Company (“Zephyr”), which provides personal residential wind-only property and multi-peril property insurance in Hawaii; Osprey Re Ltd. (“Osprey”), our captive reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance company subsidiaries; Heritage MGA, LLC, our managing general agent; NBIC Service Company, which provides services to NBIC; and Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims and provider of restoration, emergency and recovery services.

Impact of Coronavirus

We are currently monitoring the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. During the three months ended March 31, 2020, we saw virtually no impact to our business. As a residential property insurer, we view our business as relatively insulated from an economic slowdown, as property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, could be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience minor disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition.

Although we have not experienced a significant amount of payment delays, or non-payment, there may be delays in premium payments in geographies that require us to grant policyholders additional time to pay their premiums and, under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

Global credit and financial markets have experienced extreme volatility and disruptions as a result of the COVID-19 pandemic including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Notwithstanding these actual and potential impacts, we currently believe that our cash on hand, revolving credit facility and expected earnings give us sufficient liquidity to fund our operations. However, if we need additional liquidity at a time when equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Financial Results Highlights for the First Quarter of 2020

•	Net income for the quarter was $7.6 million, or $0.27 per diluted share.
•	Book value per share increased to $16.11, up 9.0% from March 31, 2019 and 2.9% (11.5% annualized growth rate) from year-end 2019.
•	Gross premiums written of $229.1 million, up 8.9% year-over-year, including 12.0% growth outside Florida and 6.4% growth in Florida.

•	Favorable prior year reserve development of $4.1 million, representing seventh consecutive quarter of favorable prior year reserve development.
•

Net current accident quarter weather losses of $21.2 million, including $17.0 million of net current accident quarter catastrophe losses. In the prior year quarter, net current accident quarter weather and catastrophe losses were $20.5 million and $15.0 million, respectively.

•

Repurchased 766,900 shares for $8.0 million at an average price of $10.41 per share, 35.4% below first quarter 2020 book value per share. Total capital returned to shareholders of $9.7 million, including $0.06 per share regular quarterly dividend.

•	Began writing homeowners insurance in California on an excess and surplus lines basis.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$229,102	$210,348	$18,754	9%
Change in gross unearned premiums	5,614	18,242	(12,628)	(69)%
Gross premiums earned	234,716	228,590	6,126	3%
Ceded premiums	(108,710)	(118,899)	10,189	(9)%
Net premiums earned	126,006	109,691	16,314	15%
Net investment income	3,670	3,672	(2)	(0)%
Net realized gains	59	1,024	(965)	NM
Other revenue	2,971	3,874	(903)	(23)%
Total revenue	$132,706	$118,261	$14,445	12%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $229.1 million in first quarter 2020, up 8.9% from $210.3 million in the prior year quarter. The increase reflects 12.0% growth outside Florida and 6.4% growth in Florida, with positive growth across all states and lines of business.

Premiums-in-force were $958.1 million in first quarter 2020, representing a 7.4% annualized growth rate from year-end 2019. The increase stems from the same items impacting gross premiums written.

Gross premiums earned

Gross premiums earned were $234.7 million in the first quarter of 2020, up 2.7% from $228.6 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums

Ceded premiums were $108.7 million in first quarter 2020, down 8.6% from $118.9 million in the prior year quarter. The decrease is primarily attributable to lower tri-county Florida total insured value (“TIV”), which benefited the cost of our 2019-2020 catastrophe reinsurance program, reinsurance synergies and an overall reduction to our quota share reinsurance coverage, partly offset by additional catastrophe excess-of-loss reinsurance coverage. The gross quota share reinsurance program was reduced from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while the net quota share reinsurance program increased from 52.0% to 56.0% effective December 31, 2019.

Net premiums earned

Net premiums earned were $126.0 million in first quarter 2020, up 14.9% from $109.7 million in the prior year quarter. The increase reflects higher gross premiums earned and lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $3.7 million in first quarter 2020, down $1.0 million from $4.7 million in the prior year quarter. The decrease is primarily due to unrealized gains on equity securities in the prior year quarter. Investment income on the fixed income portfolio was relatively flat, as lower interest rates were mostly offset by a larger invested asset base.

Other revenue

Other revenue was $3.0 million in first quarter 2020, down $0.9 million from $3.9 million in the prior year quarter. The decline primarily stems from a reduction in non-insurance income.

Total revenue

Total revenue was $132.7 million in first quarter 2020, up 12.2% from $118.3 million in the prior year quarter. The increase primarily stems from higher net premiums earned, as described above.

	For the Three Months Ended March 31,
(Unaudited)	2020	2019	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	68,181	62,139	6,042	10%
Policy acquisition costs	30,047	26,020	4,027	15%
General and administrative expenses	21,718	18,604	3,114	17%
Total operating expenses	119,946	106,763	13,183	12%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $68.2 million in first quarter 2020, up $6.1 million from $62.1 million in the prior year quarter. The increase primarily stems from higher retained losses associated with the reduced overall quota share reinsurance program and lower cost savings from vertically integrated operations partly offset by more favorable prior year reserve development

Policy acquisition costs

Policy acquisition costs were $30.0 million in first quarter of 2020, up 15.4% from $26.0 million in the prior year quarter. The increase is primarily attributable to higher acquisition costs associated with gross premiums written growth and reduced ceding commission income. Ceding commissions decreased in the current year period due to a reduction to our overall quota share reinsurance program, as described above.

General and administrative expenses

General and administrative expenses were $21.7 million in first quarter 2020, up 16.7% from $18.6 million in the prior year quarter. The increase is primarily attributable to increased headcount associated with premium growth and lower ceding commission income associated with a reduction to our overall quota share reinsurance program, as described above.

	For the Three Months Ended March 31,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income	12,760	11,498	1,262	11%
Interest expense, net	1,966	2,117	(151)	(7)%
Other non-operating expense, net	—	48	(48)	NM
Income before income taxes	10,794	9,333	1,462	16%
Provision for income taxes	3,174	2,369	805	34%
Net income	$7,620	$6,964	$657	9%
Basic net income per share	$0.27	$0.24	$0.03	13%
Diluted net income per share	$0.27	$0.24	$0.03	13%

Interest expense, net

Net interest expense was $2.0 million in first quarter 2020, basically flat year-over-year.

Provision for income taxes

Provision for income taxes was $3.2 million in first quarter 2020 compared to $2.4 million in the prior year quarter. The effective tax rate was 29.4% in first quarter 2020, 4.0 points above the prior year quarter’s 25.4% rate. The higher effective tax rate relates to permanent tax differences and a higher overall state income tax rate associated with our diversification outside Florida. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net income

First quarter 2020 net income was $7.6 million, up from $7.0 million in the prior year quarter. The increase primarily reflects higher net premiums earned and a lower net combined ratio, partly offset by lower investment gains and other income and a higher effective tax rate.

Ratio

	For the Three Months Ended March 31,
(Unaudited)	2020	2019
Ceded premium ratio	46.3%	52.0%

Net loss and LAE ratio	54.1%	56.6%
Net expense ratio	41.1%	40.7%
Net combined ratio	95.2%	97.3%

Ceded premium ratio

The ceded premium ratio was 46.3% in first quarter 2020, down 5.7 points from 52.0% in the prior year quarter. The decrease is primarily attributable to a reduction in overall quota share reinsurance coverage and reinsurance synergies, partly offset by additional catastrophe excess-of-loss reinsurance coverage.

Net loss and LAE ratio

The net loss ratio was 54.1% in first quarter 2020, down 2.5 points from 56.6% in the prior year quarter. The decrease primarily stems from lower current accident year attritional and weather net loss ratios and higher favorable reserve development, partly offset by lower income from vertically integrated operations. Catastrophe and weather losses in the current year quarter primarily stemmed from February hail, tornado and wind events in the southeast.

Net expense ratio

The net expense ratio was 41.1% in first quarter 2020, up 0.4 points from 40.7% in the prior year quarter. The increase primarily stems from a modestly higher G&A expense ratio.

Net combined ratio

The net combined ratio was 95.2% in first quarter 2020, down 2.1 points from 97.3% in the prior year quarter. The decrease stems from a lower net loss ratio, partly offset by a higher net expense ratio, as described above.

Liquidity and Capital Resources

As of March 31, 2020, we had $313.4 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $16.1 million in restricted cash primarily related our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. as well as state insurance department depository requirements.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At March 31, 2020, approximately $35 million was held in Osprey’s trust account.

Although we can provide no assurances, we believe that we maintain sufficient liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies. We believe our current capital resources, including funds available under our revolving credit facility, together with cash provided from our operations, will be sufficient to meet currently anticipated working capital requirements for at least the next twelve months. We maintain a comprehensive reinsurance program at levels management considers adequate to diversify risk and safeguard our financial position.

Cash Flows

	For the Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$85,697	$85,322	$375
Investing activities	(25,485)	(34,171)	8,686
Financing activities	(13,791)	(21,544)	7,753
Net increase in cash and cash equivalents	$46,421	$29,607	$16,814

Operating Activities

Net cash provided by operating activities was $85.7 million for the three months ended March 31, 2020 compared to cash provided of $85.3 million for the comparable period in 2019. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim payments and reinsurance reimbursements during the first three months of 2020 compared to the first three months of 2019.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $25.5 million as compared to cash used of $34.2 million for the comparable period in 2019. The change in cash used for investing activities relates to the timing of allocations of funds for investment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $13.8 million, as compared to cash used in financing activities of $21.5 million for the comparable period in 2019. The reduction in cash used in financing activities is due primarily to changes in stock repurchased under the stock repurchase program and principal payments on our corporate debt.

Credit Facilities

On December 14, 2018, the Company, as borrower, entered into a credit agreement (as amended, the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of March 31, 2020, the Company had in aggregate $65.6 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2020, the Company’s effective interest rate for the Term Loan Facility was 4.94% per annum and 5.74% per annum for the Revolving Credit Facility.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the third and fourth quarters of 2019 or in the first quarter of 2020.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2020, we reassessed our critical accounting policies and estimates as disclosed within our 2019 Form 10-K. As disclosed in Note 1. to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” we adopted on January 1, 2020, ASU 2016-13, Financial Instruments – Credit Losses, and we have made no further material changes or additions with regard to such policies and estimates.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of March 31, 2020:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible debt	$38,429	$1,261	$2,751	$2,751	$31,666
Note Payable (1)	87,375	8,106	21,453	57,816	—
Mortgage loan	20,387	670	1,786	1,786	16,145
FHLB agreement	21,461	454	1,205	19,802	—
Lease obligations	10,406	1,112	3,017	2,583	3,694
Total Contractual Obligations	$178,058	$11,603	$30,212	$84,738	$51,505

(1)	Represents the principal and interest payments per the terms of the Credit Facility debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at March 31, 2020 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We evaluate our available-for-sale securities for future expected credit losses and report any allowance in the income statement. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at March 31, 2020 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$551,671	$(61,684)	-10%
200 basis point increase	$572,253	$(41,102)	-7%
100 basis point increase	$592,812	$(20,543)	-3%
100 basis point decrease	$633,088	$19,733	3%
200 basis point decrease	$648,564	$35,209	6%
300 basis point decrease	$655,313	$41,958	7%

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector. A majority of the securities in an unrealized gain position as of March 31, 2020 held an A rating or better. We do not intend to sell these investments until recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time.

The following table presents the composition of our fixed maturity portfolio by rating at March 31, 2020 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$174,407	29.0%	$178,908	29.2%
AA+	$106,908	17.8%	$109,694	17.8%
AA	$75,824	12.6%	$77,363	12.6%
AA-	$48,078	8.0%	$49,054	8.0%
A+	$44,163	7.3%	$44,853	7.3%
A	$47,830	7.9%	$48,191	7.9%
A-, A-1+	$57,173	9.5%	$57,656	9.4%
BBB+	$25,988	4.3%	$26,199	4.3%
BBB	$18,142	3.0%	$18,178	3.0%
BBB-	$2,263	0.4%	$2,141	0.3%
NA	$1,113	0.2%	$1,117	0.2%
Total	$601,890	100%	$613,355	100%

Equity Price Risk

Our equity investment portfolio at March 31, 2020 consists of $1.6 million of Federal Home Loan Bank common stock, the investment is recorded at cost and adjusted, if and when subsequent price changes are provided by the institution. Such changes in the basis of the equity investment are recognized in net realized and unrealized gains and losses on the Company’s consolidated statements of operations. As of March 31, 2020, the Company recorded in aggregate $218,000 in dividends and reduced its membership stock holdings by $25,700.

Foreign Currency Exchange Risk

At March 31, 2020, we did not have any material exposure to foreign currency related risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a significant portion of our employees are now working from home. Established business continuity plans were activated in order to continue business operations while mitigating any adverse impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2020.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to claims and legal actions arising routinely in the ordinary course of our business. Although we cannot predict with certainty the ultimate resolution of the claims and lawsuits asserted against us, we do not believe that any currently pending legal proceedings to which we are a party will have a material adverse effect on our condensed consolidated financial position results of operations or cash flow.

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our 2019 Form 10-K set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition, and operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition, and operating results.

The recent coronavirus (COVID-19) global pandemic may adversely affect our business, including revenues, profitability, results of operations, and/or cash flows, in a manner and to a degree that cannot be predicted but could be material.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

●

We expect that the impact of COVID-19 on general economic activity could negatively impact our premium volumes. While we did not experience this impact for the first quarter 2020, we anticipate premium volumes, particularly in new sales volumes, could be adversely affected prospectively if economic conditions worsen and home purchases in our geographies decline materially. If premium volumes were to decrease materially, our earned premium would also decline and we could experience an increase in our net operating expense ratio.

●

States and local governments have launched measures to combat the spread of COVID-19, including travel bans, quarantines and lock-downs of affected areas which could cause disruption to our distribution channel of independent agents which may have a negative impact on our revenues and financial condition.

●

In an effort to support insurance consumers during this pandemic, most states where we market our products have issued mandates or requests such as moratoriums on policy cancellations or non-renewals for non-payments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. Such actions may result in delayed premium receipts, disrupting cash flows and increasing credit risk from policyholders unable to make timely premium payments.

●	Increased claims, losses, litigation, and related expenses, as well as higher costs related to delays in adjusting claims, as a result of stay-at-home orders and quarantines;
●

increased volatility and declines in financial markets which, could negatively impact liquidity and credit availability and could continue to reduce the fair market value of, or result in the impairment of, invested assets held by the Company; and

●	the decline in interest rates which could reduce future investment results.

The situation surrounding COVID-19 remains fluid. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended March 31, 2020, we purchased 766,900 shares of common stock for an aggregate purchase of $8 million. In addition, the Company acquired 17,500 shares for a total cost of $233,000 during the three months ended March 31, 2020 that were not part of the publicly announced share repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

A summary of our common stock repurchases during the three months ended March 31, 2020 is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—	$ —	—	$ 33,816
February 1 - February 29, 2020	—	$ —	—	$ 33,816
March 1 - March 31, 2020	784,400	$ 10.48	766,900	$ 25,830
Total	784,400		766,900

(1)	Average price paid per share excludes cash paid for commissions.
(2)

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020. At March 31, 2020, the Company has the capacity to repurchase $25.8 million of its common shares until December 2020.

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

10.9†*	Amendment to Employment agreement, dated October 7, 2019, by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk
10.10†*	Employment Agreement, dated February 3, 2014, by and between NBIC Service Company, Inc. and Timothy M. Moura.
10.11†*	First Amendment to Employment Agreement, dated January 1, 2018, by and between NBIC Service Company, Inc. and Timothy M. Moura
10.12†*	Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Ernie Garateix

10.13†*	Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Bruce Lucas
10.14†*	Restricted Stock Award Agreement, dated February 12, 2018, by and between Heritage Insurance Holdings, Inc. and Kirk Lusk
10.15†*	Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Rich Widdicombe
10.16†*	Restricted Stock Award Agreement, dated February 12, 2018, by and between Heritage Insurance Holdings, Inc. and Timothy Moura
10.17†*	First Amendment to Credit Agreement, dated as of May 17, 2019, by and between Heritage Insurance Holdings, Inc. and the Lenders party, the Guarantors and Regions Bank
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101. SCH XBRL Taxonomy Extension Schema.

101.CAL	101. CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101. DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101. LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101. PRE XBRL Taxonomy Extension Presentation Linkbase.

† Management contract or compensatory plan or arrangement.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2020	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2020	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)