Form 10-Q
period 2020-06-30
Heritage Insurance Holdings, Inc.
filed 2020-08-04
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on July 29, 2020 was 28,058,596

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) the impact of the COVID-19 pandemic on the economy in general and on our business, results of operations and financial condition; (ii) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (iii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iv) our estimates and beliefs with respect to tax and accounting matters including the impact on our financial statements and the outcome of any tax examination, as well as the impact of the CARES Act on our financial results, effective tax rate and liquidity; (v) future dividends, if any; (vi) our expectations related to our financing activities; (vii) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (viii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements, including to fund our insurance company affiliates’ claims and expenses and satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies, notwithstanding the potential impact of the COVID-19 pandemic; (ix) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (x) our intentions with respect to our credit risk investments; and (xi) the potential effects of our current legal proceedings.

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, non-collectability of reinsurance and our ability to obtain reinsurance on terms and at a cost acceptable to us;
•	our failure to identify suitable acquisition candidates, effectively manage our growth and integrate acquired companies;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately price the risks we underwrite;
•	inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our failure to execute our diversification strategy;
•	failure of our information technology systems and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations;
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel;
•	our inability to generate investment income;
•	our inability to maintain our financial stability rating;
•	our ability to access sufficient liquidity or obtain additional financing to fund our operations;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	our reliance on independent agents to write voluntary insurance policies;

•	changes in regulations and our failure to meet increased regulatory requirements;
•	our ability to maintain effective internal controls over financial reporting;
•	the regulation of our insurance operations;
•	certain characteristics of our common stock; and
•

the continued and potentially prolonged impact of COVID-19 on the economy, demand for our products and our operations, including measures taken by the governmental authorities to address COVID-19, which may precipitate or exacerbate other risks and/or uncertainties.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $671,961 and $577,789)	$698,277	$587,256
Equity securities, at fair value, (cost $1,599 and $1,618)	1,599	1,618
Other investments	6,374	6,375
Total investments	706,250	595,249
Cash and cash equivalents	288,342	268,351
Restricted cash	11,849	14,657
Accrued investment income	4,833	4,377
Premiums receivable, net	66,188	63,685
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $39	374,709	428,903
Prepaid reinsurance premiums	361,256	224,102
Income taxes receivable	4,651	3,171
Deferred policy acquisition costs, net	81,590	77,211
Property and equipment, net	19,998	20,753
Intangibles, net	65,461	68,642
Goodwill	152,459	152,459
Other assets	28,804	18,110
Total Assets	$2,166,390	$1,939,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$620,718	$613,533
Unearned premiums	529,321	486,220
Reinsurance payable	296,606	156,351
Long-term debt, net	126,056	129,248
Deferred income tax, net	20,957	12,623
Advance premiums	30,870	16,504
Accrued compensation	11,250	5,347
Accounts payable and other liabilities	68,113	71,045
Total Liabilities	$1,703,891	$1,490,871

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,058,596 shares issued and 27,738,062 shares outstanding at June 30, 2020; 28,996,452 shares issued and 28,650,918 shares outstanding at December 31, 2019	3	3
Additional paid-in capital	332,037	329,568
Accumulated other comprehensive income	20,263	7,330
Treasury stock, at cost, 9,279,839 and 8,349,483 shares, respectively	(115,365)	(105,368)
Retained earnings	225,561	217,266
Total Stockholders' Equity	462,499	448,799
Total Liabilities and Stockholders' Equity	$2,166,390	$1,939,670

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Gross premiums written	$290,432	$254,840	$519,534	$465,188
Change in gross unearned premiums	(48,640)	(24,882)	(43,026)	(6,640)
Gross premiums earned	241,792	229,958	476,508	458,548
Ceded premiums	(112,735)	(115,875)	(221,445)	(234,774)
Net premiums earned	129,057	114,083	255,063	223,774
Net investment income	3,296	3,830	6,966	7,502
Net realized and unrealized gains (losses)	(38)	1,303	22	2,327
Other revenue	3,697	3,627	6,668	7,501
Total revenues	136,012	122,843	268,719	241,104
EXPENSES:
Losses and loss adjustment expenses	78,869	74,299	147,050	136,438
Policy acquisition costs, net of ceding commission income of $11.3 and $21.7 (1)	30,237	27,087	60,284	53,107
General and administrative expenses, net of ceding commission income of $3.6 and $7.1(1)	19,943	18,384	41,661	36,988
Total expenses	129,049	119,770	248,995	226,533
Operating income	6,963	3,073	19,724	14,571
Interest expense, net	1,721	1,984	3,688	4,101
Other non-operating loss, net	—	—	—	48
Income before income taxes	5,242	1,089	16,036	10,422
Provision for income taxes	1,110	368	4,284	2,737
Net income	$4,132	$721	$11,752	$7,685
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments	14,823	7,068	16,850	15,104
Reclassification adjustment for net realized investment (gains) losses	38	59	(22)	394
Income tax expense related to items of other comprehensive income	(3,440)	(1,304)	(3,895)	(3,712)
Total comprehensive income	$15,553	$6,544	$24,685	$19,471
Weighted average shares outstanding
Basic	27,876,801	29,346,234	28,212,735	29,442,363
Diluted	27,913,696	29,352,796	28,231,273	29,447,668
Earnings per share
Basic	$0.15	$0.02	$0.42	$0.26
Diluted	$0.15	$0.02	$0.42	$0.26

(1)	Parenthetical values are presented in millions for the three and six months ended June 30, 2020

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297
Net unrealized change in investments, net of tax	—	—	—	—	—	11,421	11,421
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Restricted stock vested	10,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,357	—	—	—	1,357
Stock buy-back	(163,456)	—	—	—	(2,011)	—	(2,011)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,693)	—	—	(1,693)
Net income	—	—	—	4,132	—	—	4,132
Balance at June 30, 2020	27,738,062	$3	$332,037	$225,561	$(115,365)	$20,263	$462,499

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Shares tendered for income taxes withholding	(8,000)	—	(118)	—	—	—	(118)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment, net of tax	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Tax rate change	—	—	48	—	—	—	48
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,807)	—	—	(1,807)
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087
Net unrealized change in investments, net of tax	—	—	—	—	—	5,823	5,823
Stock-based compensation on restricted stock	—	—	1,344	—	—	—	1,344
Stock buy-back	(157,640)	—	—	—	(2,333)	—	(2,333)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,792)	—	—	(1,792)
Net income	—	—	—	721	—	—	721
Balance at June 30, 2019	29,274,577	$3	$330,281	$199,836	$(96,529)	$5,259	$438,850

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$11,752	$7,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,702	2,689
Bond amortization and accretion	2,761	2,514
Noncash lease expense	47	—
Amortization of original issuance discount on debt	701	730
Depreciation and amortization	4,039	5,492
Net unrealized investment gains	—	(2,721)
Net realized (gains) losses	(22)	394
Net (gain)/loss from repurchase of debt	—	(48)
Deferred income taxes	4,438	4,525
Changes in operating assets and liabilities:
Accrued investment income	(456)	(81)
Premiums receivable, net	(2,503)	(45)
Prepaid reinsurance premiums	(137,154)	(98,472)
Reinsurance recoverable on paid and unpaid claims	54,166	(12,476)
Income taxes receivable	(1,480)	17,855
Deferred policy acquisition costs, net	(4,379)	(1,009)
Right of use leased asset	507	—
Other assets	(11,248)	(8,811)
Unpaid losses and loss adjustment expenses	7,185	(1,947)
Unearned premiums	43,101	6,805
Reinsurance payable	140,255	157,859
Accrued interest	998	128
Accrued compensation	5,903	(4,468)
Advance premiums	14,366	4,463
Income taxes payable	(4,651)	(14,396)
Other liabilities	769	9,751
Net cash provided by operating activities	131,797	76,415
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	88,150	61,290
Fixed maturity securities purchases	(185,082)	(95,336)
Equity securities sales	26	26,529
Equity securities purchases	(6)	(4,833)
Limited partnership interest	—	(20,006)
Proceeds from sale of assets	13	71
Cost of property and equipment acquired	(116)	(4,487)
Net cash used in investing activities	(97,015)	(36,772)
FINANCING ACTIVITIES
Repayment of term note	(3,750)	(11,875)
Mortgage loan payments	(143)	(138)
Repurchase of convertible notes	—	(2,869)
Purchase of treasury stock	(9,997)	(7,344)
Tax withholdings on share-based compensation awards	(233)	(118)
Dividends paid	(3,476)	(3,396)
Net cash used in financing activities	(17,599)	(25,740)
Increase in cash, cash equivalents, and restricted cash	17,183	13,903
Cash, cash equivalents and restricted cash, beginning of period	283,008	262,370
Cash, cash equivalents and restricted cash, end of period	$300,191	$276,273
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$1,735	$13,728
Interest paid	$3,213	$3,529
Issuance of shares on conversion of convertible notes	$—	$4,210

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$288,342	$268,351
Restricted cash	11,849	14,657
Total	$300,191	$283,008

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

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company” “we”, “us” or “our”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2019 Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

In 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) Financial Instruments – Credit Losses ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new credit reserving model known as the Current Expected Credit Loss (“CECL”) model. Adoption of CECL required the evaluation to establish an allowance for the Company’s reinsurance recoverables, premium receivables and for our available-for-sale debt securities investments. The model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. We adopted the standard on January 1, 2020, and based on the composition of our reinsurance recoverables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures. While the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, it required changes to the Company’s process to establish and estimate expected credit losses on available-for-sale investments, reinsurance recoverables and premium receivables.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale at June 30, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

June 30, 2020	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$61,801	$1,680	$2	$63,479
States, municipalities and political subdivisions	102,195	5,176	4	107,367
Special revenue	265,565	9,226	49	274,742
Hybrid securities	99	—	4	95
Industrial and miscellaneous	242,301	10,301	8	252,594
Total	$671,961	$26,383	$67	$698,277

(1)

Includes securities at June 30, 2020 with a carrying amount of $21.5 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, we believe these unrealized losses generally were caused by a decrease in market interest rates since the time the securities were purchased.

The following table summarizes the amortized cost and fair value of securities available-for-sale at December 31, 2019 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

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

(1)

Includes securities at December 31, 2019 with a carrying amount of $20.2 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended, June 30, 2020 and 2019 are as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Three months ended June 30, 2020	$39,249	$49	$87
Three months ended June 30, 2019	$35,765	$975	$140

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Six months ended June 30, 2020	$46,860	$135	$113
Six months ended June 30, 2019	$45,216	$968	$204

The Company reviews credit losses and the valuation allowance for expected credit losses each quarter. When all or a portion of a debt security is identified as uncollectible and written off, the valuation allowance for expected credit losses is reduced by the same amount. In general, a security is considered uncollectible no later than when all efforts to collect contractual cash flows have been exhausted. The Company considers the following considerations when deeming a security uncollectible:

•	sufficient information was available to determine the issuer of the security is insolvent;
•	receipt of notice of filed bankruptcy, and the collectability is expected to be adversely impacted;
•	issuer has violated multiple debt covenants;
•	the extent to which the market value of the security has been below its cost or amortized costs; and
•	receipt of notice indicating that the issuer does not intend to pay the contractual principal and interest.

For the three and six months ended June 30, 2020 the Company sold no equity securities nor did it hold any marketable equity securities as of that date.

For the three months ended June 30, 2019, the Company received proceeds from the sale of marketable securities of approximately $21.9 million and recorded a gross gain of $1.3 million and a gross loss of $1.1 million from the sale of these securities. For the six months ended June 30, 2019, the Company received proceeds from the sale of its holdings in marketable equity securities of approximately $23.8 million and recorded a gross gain of $2.7 million and a gross loss of $1.4 million from the sale of these securities. As of June 30, 2019, the Company had unrealized holding gains of $292,000 recognized on nonmarketable other investments still held at reporting date.

The table below summarizes the Company’s fixed maturity securities at June 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$80,565	12%	$81,143	12%
Due after one year through five years	242,984	36%	251,414	36%
Due after five years through ten years	137,887	21%	147,093	21%
Due after ten years	210,525	31%	218,627	31%
Total	$671,961	100%	$698,277	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Debt securities	$2,235	$3,571	$6,397	$6,295
Equity securities	—	517	—	944
Cash and cash equivalents	607	197	959	938
Other investments	830	241	265	542
Net investment income	3,672	4,526	7,621	8,719
Less: Investment expenses	376	696	655	1,217
Net investment income, less investment expenses	$3,296	$3,830	$6,966	$7,502

The following tables summarizes debt securities available-for-sale in an unrealized loss position at June 30, 2020, aggregated by major security category and length of time in a continued unrealized loss position (in thousands):

	Less Than Twelve Months			Twelve Months or More
June 30, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	2	$1	$79	1	$1	$7
States, municipalities and political subdivisions	3	4	2,471	—	—	—
Special revenue	22	45	14,227	11	4	196
Hybrid securities	1	4	95	—	—	—
Industrial and miscellaneous	15	8	11,122	—	—	—
Total fixed maturity securities	43	$62	$27,994	12	$5	$203

The Company evaluates expected credit losses for available-for-sale securities (“AFS”) when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If the Company has the intent to sell or will be required to sell the security before recovery, the entire impairment loss will be recorded through income to net realized gains and losses. If the Company does not have the intent to sell or will not be required to sell the security before recovery, an allowance for credit losses is established and the portion of loss that relates to credit losses is recorded in income to net realized and unrealized gains (losses) and the portion of the loss that relates to the non-credit loss is recorded in Other comprehensive income. At June 30, 2020, the Company did not intend to sell the securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that it will be required to sell these securities before recovery of their amortized cost basis. Further, the Company did not believe it had a credit event and therefore did not record any credit allowance for securities that were in an unrealized loss position at June 30, 2020.

The following tables summarizes debt securities available-for-sale in an unrealized loss position at December 31, 2019, aggregated by major security category and length of time in a continued unrealized loss position (in thousands):

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

Other Investments

Classified in other investments, the Company has interest in limited partnerships (“LPs”), Partnership Real Estate Investment Trust (REITs) and Limited Liability Companies (“LLCs”) totaling $6.4 million at June 30, 2020 and December 31, 2019.  The Company is not the primary beneficiary and does not consolidate these investments. These investments are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of operations and other comprehensive income. Realized gains (losses) on sales of these investments are reported within net realized and unrealized gains (losses) on the Company’s condensed consolidated statement of operations and other comprehensive income.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is determined based on the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

We did not hold any Level 3 assets or liabilities as of June 30, 2020 or December 31, 2019.

The carrying value of premium receivables and accounts payable, accrued expense, revolving loans and borrowings under our senior secured credit facility approximate their fair value. The rate at which revolving loans and borrowings under our senior secured credit facility bear interest resets periodically at market interest rates. All of these items are considered Level 1 assets and liabilities.

Investments excluded from the fair value hierarchy

The Company has interests in LPs, REITs and LLCs. This investment categorization has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity. These investments are carried at net asset value, as reported by the managers of the funds, and are excluded from the fair value hierarchy.

The table below presents the balances of our invested assets measured at fair value on a recurring basis:

June 30, 2020	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$63,479	$374	$63,105	$—
States, municipalities and political subdivisions	107,367	—	107,367	—
Special revenue	274,742	—	274,742	—
Hybrid securities	95	—	95	—
Industrial and miscellaneous	252,594	—	252,594	—
Total debt securities	698,277	374	697,903	—
Investments reported at NAV(1)	7,973	—	—	—
Total investments	$706,250	$374	$697,903	$—

December 31, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$54,191	$366	$53,825	$—
States, municipalities and political subdivisions	76,355	—	76,355	—
Special revenue	250,226	—	250,226	—
Hybrid securities	101	—	101	—
Industrial and miscellaneous	206,383	—	206,383	—
Total debt securities	587,256	366	586,890	—
Investments reported at NAV(1)	7,993	—	—	—
Total investments	$595,249	$366	$586,890	$—
(1)	Includes $1.6 million and $1.6 million of Federal Home Loan Banks membership shares held by the Company as of June 30, 2020 and December 31, 2019, respectively.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended June 30, 2020 and 2019, these non-recurring fair value inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the first two quarters of 2020 and 2019. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$14,823	$(3,431)	$11,392	$7,068	$(1,293)	$5,775
Reclassification adjustment of realized losses (gains) included in net income	38	(9)	29	59	(11)	48
Effect on other comprehensive income	$14,861	$(3,440)	$11,421	$7,127	$(1,304)	$5,823

	For the Six Months Ended June 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$16,850	$(3,900)	$12,950	$15,104	$(3,617)	$11,487
Reclassification adjustment of realized losses (gains) included in net income	(22)	5	(17)	394	(95)	299
Effect on other comprehensive income	$16,828	$(3,895)	$12,933	$15,498	$(3,712)	$11,786

NOTE 5. LEASES

The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing our right-of-use assets and lease obligations. The Company lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.

Components of the Company’s lease costs for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Amortization of ROU assets - Finance leases	$21	$18
Interest on lease liabilities - Finance leases	5	7
Variable lease cost (cost excluded from lease payments)	125	111
Operating lease cost (cost resulting from lease payments)	338	328
Total lease cost	$489	$464

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Amortization of ROU assets - Finance leases	$43	$38
Interest on lease liabilities - Finance leases	11	14
Variable lease cost (cost excluded from lease payments)	256	221
Operating lease cost (cost resulting from lease payments)	685	588
Total lease cost	$995	$861

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of June 30, 2020 and 2019 are as follows (in thousands):

	June 30, 2020	June 30, 2019
Finance lease - Operating cash flows	$11	$16
Finance lease - Financing cash flows	$36	$47

Operating lease - Operating cash flows (fixed payments)	$720	$341
Operating lease - Operating cash flows (liability reduction)	$507	$276

Supplemental balance sheet information related to our operating and financing leases as of June 30, 2020 are as follows (in thousands):

	Balance Sheet Classification	June 30, 2020
Right-of-use assets - operating	Other assets	$6,377
Right-of-use assets - finance	Other assets	$259
Lease Liability (1) - operating	Accounts payable and other liabilities	$(8,083)
Lease Liability - finance	Accounts payable and other liabilities	$(288)

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of June 30, 2020 are as follows:

June 30, 2020
Weighted average lease term - Finance leases	3.18 yrs.
Weighted average lease term - Operating leases	7.41 yrs.
Weighted average discount rate - Finance leases	7.1%
Weighted average discount rate - Operating leases	5.3%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of June 30, 2020 are as follows (in thousands):

June 30, 2020
2020 remaining	$765
2021	1,548
2022	1,566
2023	1,487
2024	1,112
Thereafter	3,694
Total lease payments	10,172
Less: imputed interest	(1,801)
Present value of lease liabilities	$8,371

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Land	$2,582	$2,582
Building	11,390	11,390
Computer hardware and software	5,725	5,712
Office furniture and equipment	2,007	2,007
Tenant and leasehold improvements	8,133	8,105
Vehicle fleet	850	789
Total, at cost	30,687	30,585
Less: accumulated depreciation and amortization	(10,689)	(9,832)
Property and equipment, net	$19,998	$20,753

Depreciation and amortization expense for property and equipment was $425,000 and $1.0 million for the three months ended June 30, 2020 and 2019, respectively and $857,000 and $1.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s real estate consists of 15 acres of land and five buildings with a gross area of 229,000 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At June 30, 2020 and December 31, 2019 goodwill was $152.5 million and intangible assets were $65.5 million and $68.6 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible asset which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	—
Balance as of June 30, 2020	$152,459

Our annual goodwill impairment analysis was performed as of October 1, 2019. Management had determined that an impairment review was appropriate for the first quarter of 2020 given the potential impact of the COVID-19 pandemic. We qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived assets were impaired as of March 31, 2020. For the second quarter of 2020 there had been no change in the Company’s qualitative assessment results for its goodwill assessment, and based on that assessment management determined that our goodwill and indefinite-lived assets are not impaired for the period ended June 30, 2020.

Other Intangible Assets

Our intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from 2.5 to fifteen years.

Amortization expense of our intangible assets was $1.6 million and $2.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.2 million and $4.2 million for the six months ended June 30, 2020 and 2019, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended June 30, 2020 or 2019.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2020 - remaining	$3,183
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,559
Total	$64,146

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. OTHER ASSETS

The following table summarizes the Company’s other assets for the periods indicated:

Description	June 30, 2020	December 31, 2019
	(In thousands)
Other amounts receivable	8,876	1,185
State underwriting pooling & assoc.	4,213	3,165
Prepaid expense	4,057	3,999
Right to use assets	6,636	6,645
Other assets	306	1,328
Premium tax	4,716	1,788
Total other assets	$28,804	$18,110

Recorded in other amounts receivable are two Secured Promissory Notes (“Notes”) that a single debtor made in January 2020 in favor of the Company, in the amount of $3.75 million each. The Notes mature on February 1, 2023 and bear an 8% interest rate per annum, with principal payments in equal installments of $300,000 due on the first day of each month commencing on June 1, 2021. Interest payments commenced on March 1, 2020. A Security Agreement that collateralizes the Notes was entered into at the time of issuance. The debtor has the right to prepay the note in part or whole after the 27th month of current payments of principal and interest without penalties or fees.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income attributable to common stockholders (000's)	$4,132	$721	$11,752	$7,685
Weighted average shares outstanding	27,876,801	29,346,234	28,212,735	29,442,363
Basic earnings per share:	$0.15	$0.02	$0.42	$0.26

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$4,132	$721	$11,752	$7,685
Weighted average shares outstanding	27,876,801	29,346,234	28,212,735	29,442,363
Weighted average dilutive shares	36,895	6,562	18,539	5,305
Total weighted average dilutive shares	27,913,696	29,352,796	28,231,273	29,447,668
Diluted earnings per share:	$0.15	$0.02	$0.42	$0.26

NOTE 10. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the quarter ended June 30, 2020 and 2019, the Company allocated ceding commission income of $11.3 million and $12.1 million to policy acquisition costs and $3.6 million and $4.0 million to general and administrative expense, respectively. For the six months ended June 30, 2020 and 2019, the Company allocated ceding commission income of $21.7 million and $25.0 million to policy acquisition costs and $7.1 million and $8.3 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Beginning balance of deferred ceding commission income	$34,380	$40,474	$37,464	$44,996
Ceding commission deferred	15,074	10,389	25,919	23,036
Less: ceding commission earned	(14,892)	(16,158)	(28,821)	(33,327)
Ending balance of deferred ceding commission income	$34,562	$34,705	$34,562	$34,705

NOTE 11. DEFERRED POLICY ACQUISITION COSTS

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

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Beginning Balance	$74,895	$69,883	$77,211	$73,055
Policy acquisition costs deferred	48,173	35,271	86,304	73,901
Amortization	(41,478)	(31,090)	(81,925)	(72,892)
Ending Balance	$81,590	$74,064	$81,590	$74,064

NOTE 12. INCOME TAXES

For the three months ended June 30, 2020 and 2019, the Company recorded $1.1 million and $0.4 million, respectively, of income tax expense which corresponds to effective tax rates of 21.2% and 33.8%, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded $4.3 million and $2.7 million, respectively, of income tax expense which corresponds to effective tax rates of 26.7% and 26.3%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rates for calendar years 2020 and 2019 were affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate fluctuated as a result of changes in the geographic dispersion of our business and a state income tax refund received in the second quarter. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax liability for the periods indicated:

	June 30, 2020	December 31, 2019
Deferred tax assets:	(In thousands)
Unearned premiums	$8,274	$12,585
Unearned commission	8,000	8,671
Tax-related discount on loss reserve	2,668	2,716
Stock-based compensation	527	297
Accrued expenses	1,987	757
Leases	334	331
Other	1,908	1,890
Total deferred tax asset	23,698	27,247
Deferred tax liabilities:
Deferred acquisition costs	18,885	17,871
Prepaid expenses	268	153
Unrealized gains	6,090	2,195
Property and equipment	1,176	1,029
Note discount	404	478
Basis in purchased investments	76	100
Basis in purchased intangibles	16,286	16,977
Other	1,470	1,067
Total deferred tax liabilities	44,655	39,870
Net deferred tax liability	$(20,957)	$(12,623)

In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 will be examined. The Company does not believe the examination results will have an adverse impact on the condensed consolidated financial statements.

At June 30, 2020 and December 31, 2019, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

NOTE 13. REINSURANCE

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

Our reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We amortize our catastrophe reinsurance premiums over the 12-month contract period, which generally begins on June 1, on a straight-line basis. Our quota share reinsurance is amortized over the 12-month contract period and is currently on a calendar basis.

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

Our insurance regulators and rating agency require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our 2020-2021 reinsurance program provides reinsurance in excess of our state regulator and rating agency requirements. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. We share portions of our reinsurance program coverage among our insurance company affiliates.

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2020, we entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated amongst traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”) and Osprey Re Ltd (“Osprey”), our captive reinsurer. The FHCF covers Florida risks only and we elected to participate at 90%. Our third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2020-2021 reinsurance program provides first event coverage up to $1.35 billion for Heritage P&C, first event coverage up to $965.0 million for NBIC, and first event coverage up to $690.0 million for Zephyr. Our first event retention in a 1 in 100 year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100 year event for each insurance company subsidiary is as follows: Heritage P&C – $20.0 million; Zephyr – $20.0 million; NBIC – $13.3 million. In a 1 to 100 year event and including Osprey’s retention, the range of loss depending upon the geographic region affected would be between an additional $22.1 million to $41.8 million above the amounts noted for the insurance company retentions.

The majority of our program was placed on a cascading basis which provides greater horizontal protection in a multiple small events scenario and features additional coverage enhancements.

We are responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $2.6 billion of limit purchased in 2020 includes reinstatement through the purchase of reinstatement premium protection. In total, we have purchased $2.6 billion of potential reinsurance coverage, including our retention, for multiple catastrophic events. The amount of coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2020-2021 catastrophe reinsurance programs is approximately $272.1 million.

Gross Quota Share Reinsurance

NBIC did not enter into a gross quota share reinsurance program for the contract term beginning June 1, 2019, nor was a gross quota share reinsurance program entered into in 2020. For the 2018 contract term, NBIC purchased an 8% gross quota share reinsurance treaty effective June 1, 2018 through May 31, 2019 which provided ground up loss recoveries of up to $1.0 billion.

Net Quota Share Reinsurance

Our Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of our other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2019 ceding 56% of the net premiums and losses and 5% of the prior year quota share is in run off.

Aggregate Coverage

$976.0 million of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Multi-Zonal and northeast only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company purchased reinstatement premium protection for $621.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and a portion of the subsequent layer cascades down in its place.

Additionally, for business underwritten by NBIC, we placed 42.5% of an aggregate contract to cover, all catastrophe losses excluding named storms from December 1, 2019 to March 31, 2020. The limit on the contract was $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million. This program was not replaced.

We placed 100% of an occurrence contract for our business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2019, expiring December 31, 2020. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

Per Risk Coverage

For losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company purchased property per risk coverage for losses and loss adjustments expenses in excess of $750,000 per claim. The limit recovered for an individual loss is $250,000 and total limit for all losses is $750,000. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising commercial residential business underwritten by NBIC, excluding losses from named storms.

General Excess of Loss

Our general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. The coverage is in two layers in excess of our retention of the first $400,000 of loss. The first layer is $350,000 excess $400,000 for property and casualty and the second layer for property is $2.75 million excess $750,000. The second layer for casualty is $1.25 million excess $750,000. This coverage was in place from July 1, 2019 through June 30, 2020.

In addition, we purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Premium written:
Direct	$290,432	$254,840	$519,534	$465,188
Ceded	(327,962)	(312,600)	(358,599)	(359,442)
Net	$(37,530)	$(57,760)	$160,935	$105,746
Premiums earned:
Direct	$241,792	$229,958	$476,508	$458,548
Ceded	(112,735)	(115,875)	(221,445)	(234,774)
Net	$129,057	$114,083	$255,063	$223,774
Loss and Loss Adjustment Expenses
Direct	$139,311	$162,390	$246,676	$274,566
Ceded	(60,442)	(88,091)	(99,626)	(138,128)
Net	$78,869	$74,299	$147,050	$136,438

NOTE 14. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company determines the reserve for unpaid losses and loss adjustment expenses (“LAE”) on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses and LAE:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$607,177	$404,484	$613,533	$432,359
Less: reinsurance recoverable on unpaid losses	387,637	214,471	393,630	250,507
Net balance, beginning of period	219,540	190,013	219,903	181,852
Incurred related to:
Current year	83,822	75,623	156,153	138,348
Prior years	(4,953)	(1,324)	(9,103)	(1,910)
Total incurred	78,869	74,299	147,050	136,438
Paid related to:
Current year	55,372	34,793	76,608	43,155
Prior years	26,689	22,130	73,997	67,746
Total paid	82,061	56,923	150,605	110,901
Net balance, end of period	216,348	207,389	216,348	207,389
Plus: reinsurance recoverable on unpaid losses	404,370	223,023	404,370	223,023
Balance, end of period	$620,718	$430,412	$620,718	$430,412

As of June 30, 2020, the Company reported $216.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $160.2 million attributable to IBNR net of reinsurance recoverable, or 74.1% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 15. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of June 30, 2020, the Company had $21.7 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $1.7 million. For the six months ended June 30, 2020 and 2019, the Company made in aggregate interest payments of approximately $1.4 million and $1.5 million respectively on the Convertible Notes.

Debt Extinguishment

On February 19, 2019, the Company reacquired $5.8 million of its outstanding Convertible Notes for approximately $2.9 million, which was paid in cash and the issuance of 285,201 shares of the Company’s common stock valued at $4.2 million. The repurchase resulted in a $48,000 non-operating loss.

Senior Secured Credit Facility

In December 2018, the Company entered into a five-year, $125.0 million credit agreement (as amended to date, the “Credit Agreement”) with a syndicate of lenders consisting of a $75.0 million senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2019, there was $69.4 million in aggregate principal outstanding on the Term Loan Facility. The December 31, 2019 quarterly principal payment in the amount of $1.9 million was processed by the lender on January 2, 2020. As of June 30, 2020, the balance of the term loan was $65.6 million. For the six months ended June 30, 2020 and 2019, the Company made interest payments of approximately $1.6 million and $1.8 million on the term loan, respectively. The June 30, 2020 quarterly principal payment in the amount of $1.9 million was processed by the lender on July 1, 2020.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of June 30, 2020, and December 31, 2019, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the six months ended June 30, 2020 and 2019, the Company made interest payments of $331,928 and $350,729 under the revolving credit facility, respectively.

On April 27, 2020, the Company amended its Credit Agreement by entering into the Second Amendment to Credit Agreement (the “Second Amendment”) with the lenders from time to time party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent. The Second Amendment modified the negative covenants in the Credit Agreement to permit the Company to make acquisitions and investments if, after giving effect to the acquisition or investment, either (1) the Company has an aggregate of $25.0 million in cash and availability under the revolving credit facility or (2) the consolidated leverage ratio under the Credit Agreement is at least a quarter turn less than the required ratio for the trailing four quarters. The amendment gives the Company more flexibility to make acquisitions and investments in the future. All other material terms of the Credit Agreement remain unchanged.

On June 1, 2020, the Company amended the Credit Agreement by entering into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders from time to time party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.  The Third Amendment modified the Credit Agreement to increase the letter of credit sublimit from $5 million to $40 million and to make related modifications to certain of the negative covenants in the Credit Agreement.

At June 30, 2020, the Company’s effective interest rate for the Term Loan Facility was 4.10% and 4.36% for the Revolving Credit Facility, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective six month periods ended June 30, 2020 and 2019, the Company made principal and interest payments of approximately $446,000 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. For the six months ended June 30, 2020, the fair value of the collateralized securities was $19.4 million and the equity investment in FHLB common stock was $1.4 million. For the six months ended June 30, 2020 and 2019, the Company made quarterly interest payments as per the terms of the loan agreement of $301,975 and $300,325, respectively. As of June 30, 2020, and December 31, 2019, the Company also holds common stock from FHLB Des Moines, and FHLB Boston valued at $146,300 and $76,600, respectively.

The following table summarizes the Company’s debt and credit facilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,974	12,117
Term loan facility	65,625	69,375
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$130,212	$134,105
Less: unamortized discount and issuance costs	$4,156	$4,857
Total long-term debt	$126,056	$129,248

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

The schedule of principal payments on long-term debt as of June 30, 2020 is as follows:

Year	Amount
(In thousands)
2020 remaining	$5,772
2021	7,806
2022	7,822
2023	74,539
2024	354
Thereafter	33,919
Total	$130,212

NOTE 16. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of June 30, 2020 and December 31, 2019:

Description	June 30, 2020	December 31, 2019
	(In thousands)
Deferred ceding commission	$34,562	$37,464
Accounts payable and other payables	7,767	7,225
Lease obligations	8,371	8,369
Accrued interest and issuance costs	829	1,052
Accrued dividends	1,693	1,750
Other liabilities	183	387
Commission payables	14,708	14,798
Total other liabilities	$68,113	$71,045

NOTE 17. STATUTORY ACCOUNTING AND REGULATIONS

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

The Company’s insurance subsidiaries Heritage P&C, NBIC, Zephyr, and PIC must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $338.7 million at June 30, 2020 and $351.8 million at December 31, 2019. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At June 30, 2020, our insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

NOTE 19. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2020 and 2019.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. In 2019, Ms. Lucas received total cash compensation of approximately $344,400. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of our subsidiaries Heritage Property & Casualty Insurance Company (“HPCI”) and NBIC. Ms. Lucas’ annual compensation for her role as a director is $150,000. For the three and six months ended June 30, 2020 and 2019, the Company paid consulting fees to Ms. Lucas of approximately $93,000 and $71,000, respectively and $117,000 and $173,000, respectively.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for our insurance company affiliates. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three and six months ended June 30, 2020 and 2019, the Company paid agency commission to Comegys of approximately $375,000 and $325,000 and $546,000 and $336,000, respectively.

NOTE 20. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and six months ended June 30, 2020 and 2019, the contributions made to the plan on behalf of the participating employees were approximately $293,182 and $632,500 and $292,500 and $548,200, respectively.

The Company provides its employees with a partially self-insured healthcare plan and benefits. For the three months ended June 30, 2020 and 2019, incurred medical premium costs amounted to an aggregate of $1.1 million and $958,700, respectively. For the six months ended June 30, 2020 and 2019, incurred medical premium costs amounted to an aggregate of $2.0 million and $1.8 million, respectively. An additional liability of approximately $1.4 million is recorded for unpaid claims as of June 30, 2020. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the coverage limits would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 21. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2020, the Company had 27,738,062 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 330,534 unvested shares of restricted common stock issued reflecting total paid-in capital of $332.0 million as of such date.

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

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020. For the three months ended June 30, 2020, the Company purchased 163,456 shares of its common stock for $2.0 million. For the six months ended June 30, 2020, the Company purchased 930,356 shares of its common stock for $10.0 million.

At June 30, 2020, the Company has the capacity to repurchase $23.8 million of its common shares until December 2020. In addition, the Company acquired 17,500 shares for approximately $233,000 for the six months ended June 30, 2020, respectively, that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Dividends

On February 27, 2020, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2020, to stockholders of record as of March 16, 2020. On May 4, 2020, the Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2020 to stockholders of record as of June 15, 2020.

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 22. STOCK-BASED COMPENSATION

Common and Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At June 30, 2020 there were 1,558,518 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In April 2020, the Company entered into a Restricted Stock Award Agreement granting 10,000 shares of restricted stock (“stock award”) to an employee of the Company. The stock award vests in two equal installments of 5,000 shares on April 6, 2021 and 2022 subject to continued employment. The fair market value on the date of grant of the shares was $10.60 and the associated compensation expense will be amortized ratably over the term of the vesting period commencing on date of the grant.

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

Restricted stock activity for the six months ended June 30, 2020 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2019	345,534	$19.56
Granted	10,000	10.35
Vested	(7,500)	13.25
Canceled and surrendered	(17,500)	13.25
Non-vested, at June 30, 2020	330,534	$19.76

Awards are being amortized to expense over the two to five-year vesting period. For the three months ended June 30, 2020 and 2019, Company recognized $1.4 million and $1.3 million of compensation expense, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized compensation expense of $2.7 million and $2.7 million, respectively. There was approximately $2.9 million of unrecognized compensation expense related to the unvested restricted stock at June 30, 2020. The Company expects to recognize substantially all of remaining compensation expense over the next year. For the six months ended June 30, 2020, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 17,500 shares were withheld by the Company to cover withholding taxes of $233,000. For the comparable period of 2019, 25,000 shares were vested and released.

NOTE 23. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2020.

On July 1, 2020, Regions issued an irrevocable standby Letter of Credit in the amount of $36.0 million under the Credit Agreement in favor of our affiliated insurance companies, Heritage P&C, NBIC and Zephyr, which letter of credit bears  interest at 3.625% per annum. The letter of credit was established to provide collateral for reinsurance agreements entered into between Osprey Re and our affiliated insurance companies. Draws on the Letter of Credit are limited to covered reinsurance losses pursuant to the aforementioned reinsurance agreements.

On August 3, 2020, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on October 2, 2020 to stockholders of record as of September 15, 2020.

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

On an admitted basis, we provide personal residential insurance in twelve eastern states and commercial residential insurance in three of those states. We also write personal residential insurance on an admitted basis in Hawaii and in California on an excess and surplus lines basis.

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

Impact of Coronavirus

We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. During the six months ended June 30, 2020, we saw limited impact to our business. As a residential property insurer, we view our business to be somewhat insulated, as property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition.

Although we have not experienced a significant amount of payment delays, or non-payment, there may be delays in premium payments in geographies that require us to grant policyholders additional time to pay their premiums and, under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

Global credit and financial markets have experienced extreme volatility and disruptions as a result of the COVID-19 pandemic, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Notwithstanding these actual and potential impacts, we currently believe that our cash on hand, revolving credit facility and expected earnings give us sufficient liquidity to fund our operations. However, if we need additional liquidity at a time when equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

Financial Results Highlights for the Second Quarter of 2020

•	Net income for the quarter was $4.1 million, or $0.15 per diluted share.
•	Book value per share increased to $16.67, up 11.2% from June 30, 2019 and 6.4% (12.9% annualized growth rate) from year-end 2019.
•	Gross premiums written of $290.4 million, up 14.0% year-over-year. Premiums-in-force of $994.6 million, representing a 15.3% annualized growth rate from first quarter 2020.
•	Favorable prior year reserve development of $5.0 million, representing the eighth consecutive quarter of favorable prior year reserve development.
•

Net current accident quarter weather losses of $26.8 million, including $17.6 million of net current accident quarter catastrophe losses. In the prior year quarter, net current accident quarter weather losses were $21.5 million, including catastrophe losses of $13.4 million.

•

Repurchased 163,456 shares for $2.0 million at an average price of $12.31 per share, 26.2% below second quarter 2020 book value per share. Total capital returned to shareholders of $3.7 million, including $0.06 per share regular quarterly dividend.

•	Began writing homeowners insurance in Mississippi.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Revenue

	For the Three Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
REVENUE:	(in thousands)
Gross premiums written	$290,432	$254,840	$35,592	14%
Change in gross unearned premiums	(48,640)	(24,882)	(23,758)	95%
Gross premiums earned	241,792	229,958	11,834	5%
Ceded premiums	(112,735)	(115,875)	3,140	(3)%
Net premiums earned	129,057	114,083	14,974	13%
Net investment income	3,296	3,830	(534)	(14)%
Net realized gains	(38)	1,303	(1,341)	NM
Other revenue	3,697	3,627	70	2%
Total revenue	$136,012	$122,843	$13,169	11%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $290.4 million in second quarter 2020, up 14.0% from $254.8 million in the prior year quarter. The increase reflects 69.0% commercial residential growth, 11.3% personal residential growth outside Florida and 6.1% personal residential growth in Florida.

Premiums-in-force were $994.6 million in second quarter 2020, representing a 15.3% annualized growth rate from first quarter 2020. The increase stems from the same items impacting gross premiums written.

Gross premiums earned

Gross premiums earned were $241.8 million in second quarter 2020, up 5.1% from $230.0 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums

Ceded premiums were $112.7 million in second quarter 2020, down 2.7% from $115.9 million in the prior year quarter. The decrease is primarily attributable to a reduction in the cost of our 2019-2020 catastrophe reinsurance program and a reduction in overall quota share reinsurance coverage, partly offset by the higher cost of our 2020-2021 catastrophe reinsurance program. The higher cost of the 2020-2021 catastrophe excess-of-loss reinsurance program was partially diluted by increased use of our captive reinsurer, Osprey Re. Our gross quota share reinsurance program was reduced from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while our net quota share reinsurance program increased from 52.0% to 56.0% effective December 31, 2019. Our excess-of-loss catastrophe reinsurance programs incept on June 1st of each year and run for twelve months.

Net premiums earned

Net premiums earned were $129.1 million in second quarter 2020, up 13.1% from $114.1 million in the prior year quarter. The increase reflects higher gross premiums earned and lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $3.3 million in second quarter 2020, down $1.8 million from $5.1 million in the prior year quarter. The decrease is primarily due to unrealized gains on equity securities in the prior year quarter.

Other revenue

Other revenue of $3.7 million in second quarter 2020 was relatively flat in comparison year over year.

Total revenue

Total revenue was $136.0 million in second quarter 2020, up 10.7% from $122.8 million in the prior year quarter. The increase primarily stems from higher net premiums earned, as described above.

	For the Three Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	78,869	74,299	4,570	6%
Policy acquisition costs	30,237	27,087	3,150	12%
General and administrative expenses	19,943	18,384	1,559	8%
Total operating expenses	129,049	119,770	9,279	8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $78.9 million in second quarter 2020, up 6.2% from $74.3 million in the prior year quarter. The increase primarily stems from higher retained weather losses in the current year quarter and lower income from vertically integrated operations, partly offset by higher favorable prior year reserve development. Weather losses in the second quarters of 2020 and 2019 were higher-than-normal.

Policy acquisition costs

Policy acquisition costs were $30.2 million in second quarter of 2020, up 11.6% from $27.1 million in the prior year quarter. The increase is primarily attributable to higher acquisition costs associated with gross premiums written growth and reduced ceding commission income. Ceding commissions decreased in the current year period due to a reduction to our overall quota share reinsurance program, as described above.

General and administrative expenses

General and administrative expenses were $19.9 million in second quarter 2020, up 8.5% from $18.4 million in the prior year quarter. The increase is primarily attributable to increased headcount associated with premium growth and lower ceding commission income associated with a reduction to our overall quota share reinsurance program, as described above.

	For the Three Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income	6,963	3,073	3,890	127%
Interest expense, net	1,721	1,984	(263)	(13)%
Other non-operating expense, net	—	—	—	NM
Income before income taxes	5,242	1,089	4,153	381%
Provision for income taxes	1,110	368	742	202%
Net income	$4,132	$721	$3,411	473%
Basic net income per share	$0.15	$0.02	$0.13	641%
Diluted net income per share	$0.15	$0.02	$0.13	640%

Interest expense, net

Net interest expense was $1.7 million in second quarter 2020 compared to $2.0 million in the prior year quarter. The decrease is associated with a lower principal amount of long-term debt, coupled with a lower blended interest rate.

Provision for income taxes

Provision for income taxes was $1.1 million in second quarter 2020 compared to $368,000 in the prior year quarter. The effective tax rate was 21.2% in second quarter 2020, 12.6 points below the prior year quarter’s 33.8% rate. The second quarter 2020 effective tax rate benefitted from a $422,000 tax year 2018 state income tax refund associated with a temporary tax reduction related to 2017 federal income tax reform. The lower effective tax rate in the current year quarter also stemmed from lower pre-tax income in the prior year quarter, which had a significant adverse impact on that period’s effective tax rate due to the impact of permanent tax differences. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net income

Second quarter 2020 net income was $4.1 million, up from $721,000 in the prior year quarter. The increase primarily reflects higher net premiums earned, lower net loss and expense ratios, and a lower effective tax rate, partly offset by lower investment gains.

Ratios

	For the Three Months Ended June 30,
(Unaudited)	2020	2019
Ceded premium ratio	46.6%	50.4%

Net loss and LAE ratio	61.1%	65.1%
Net expense ratio	38.9%	39.9%
Net combined ratio	100.0%	105.0%

Ceded premium ratio

The ceded premium ratio was 46.6% in second quarter 2020, down 3.8 points from 50.4% in the prior year quarter. The decrease is primarily attributable to a reduction in the cost of our 2019-2020 catastrophe reinsurance program and a reduction in overall quota share reinsurance coverage, partly offset by the higher cost of our 2020-2021 catastrophe excess-of-loss reinsurance program.

Net loss and LAE ratio

The net loss ratio was 61.1% in second quarter 2020, down 4.0 points from 65.1% in the prior year quarter. The decrease primarily stems from higher favorable prior year reserve development and a lower ceded premium ratio, partly offset by lower income from vertically integrated operations and a higher current accident year weather net loss ratio.

Net expense ratio

The net expense ratio was 38.9% in second quarter 2020, down 1.0 point from 39.9% in the prior year quarter. The decrease primarily stems from modestly lower net PAC and G&A ratios, which benefited from a lower ceded premium ratio.

Net combined ratio

The net combined ratio was 100.0% in second quarter 2020, down 5.0 points from 105.0% in the prior year quarter. The decrease stems from lower net loss and expense ratios, as described above.

Comparison of the Six Months Ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
REVENUE:	(in thousands)
Gross premiums written	$519,534	$465,188	$54,346	12%
Change in gross unearned premiums	(43,026)	(6,640)	(36,386)	548%
Gross premiums earned	476,508	458,548	17,959	4%
Ceded premiums	(221,445)	(234,774)	13,329	(6)%
Net premiums earned	255,063	223,774	31,289	14%
Net investment income	6,966	7,502	(536)	(7)%
Net realized and unrealized gains (losses)	22	2,327	(2,306)	NM
Other revenue	6,668	7,501	(833)	(11)%
Total revenue	$268,719	$241,104	$27,614	11%

Gross premiums written

Gross premiums written were $519.5 million for the six months ended June 30, 2020, up 11.7% from $465.2 million in the prior year period. The increase reflects 11.8% growth outside Florida and 11.5% growth in Florida, with positive growth across all states and lines of business. Commercial residential business represented 45.9% of the Florida growth.

Gross premiums earned

Gross premiums earned were $476.5 million for the six months ended June 30, 2020, up 3.9% from $458.5 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums earned

Ceded premiums earned were $221.4 million for the six months ended June 30, 2020, down 5.7% from $234.8 million in the prior year quarter. The decrease is primarily attributable to a reduction in the cost of our 2019-2020 catastrophe reinsurance program and a reduction in overall quota share reinsurance coverage, partly offset by the higher cost of our 2020-2021 catastrophe reinsurance program. The higher cost of the 2020-2021 catastrophe excess-of-loss reinsurance program was partially diluted by increased use of our captive reinsurer, Osprey Re. Our gross quota share reinsurance program was reduced from 18.75% to 8.0% effective June 1, 2018 and was eliminated effective June 1, 2019, while our net quota share reinsurance program increased from 52.0% to 56.0% effective December 31, 2019. Our excess-of-loss catastrophe reinsurance programs incept on June 1st of each year and run for twelve months.

Net premiums earned

Net premiums earned were $255.1 million for the six months ended June 30, 2020, up 14.0% from $223.8 million in the prior year period. The increase reflects higher gross premiums earned and lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities for the six months ended June 30, 2020, was $7.0 million, down from $9.8 million in the prior year period. The decrease is primarily due to unrealized gains on equity securities in the prior year period. Investment income on the fixed income portfolio declined by $536,000 due to lower interest rates.

Other revenue

Other revenue was $6.7 million for the six months ended June 30, 2020, down from $7.5 million in the prior year period. The decline primarily stems from a reduction in non-insurance income.

Total revenue

Total revenue was $268.7 million for the six months ended June 30, 2020, up 11.5% from $241.1 million in the prior year period. The increase primarily stems from higher net premiums earned, as described above.

	For the Six Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	147,050	136,438	10,612	8%
Policy acquisition costs	60,284	53,107	7,177	14%
General and administrative expenses	41,661	36,988	4,673	13%
Total operating expenses	248,995	226,533	22,463	10%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $147.1 million for the six months ended June 30, 2020, up $10.6 million from $136.4 million in the prior year period. The increase primarily stems from higher retained weather losses and lower cost savings from vertically integrated operations, partly offset by more favorable prior year reserve development.

Policy acquisition costs

Policy acquisition costs were $60.3 million for the six months ended June 30, 2020, up 13.5% from $53.1 million in the prior year period. The increase is primarily attributable to higher acquisition costs associated with gross premiums written growth and reduced ceding commission income. Ceding commissions decreased in the current year period due to a reduction to our overall quota share reinsurance program, as described above.

General and administrative expenses

General and administrative expenses were $41.7 million for the six months ended June 30, 2019, up 12.6% from $37.0 million in the prior year period. The increase is primarily attributable to increased headcount associated with premium growth and lower ceding commission income associated with a reduction to our overall quota share reinsurance program, as described above.

	For the Six Months Ended June 30,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income	19,724	14,571	5,153	35%
Interest expense, net	3,688	4,101	(413)	(10)%
Other non-operating expense, net	—	48	(48)	NM
Income before income taxes	16,036	10,422	5,615	54%
Provision for income taxes	4,284	2,737	1,547	57%
Net income	$11,752	$7,685	$4,068	53%
Basic net income per share	$0.42	$0.26	$0.16	60%
Diluted net income per share	$0.42	$0.26	$0.16	60%

Interest expense, net

Interest expense was $3.7 million for the six months ended June 30, 2020, down $413,000 from $4.1 million in the prior year period. The year-over-year decrease stems from a lower principal amount of outstanding debt and a lower blended interest rate.

Provision for income taxes

Provision for income taxes was $4.3 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the current year period was 26.7%, 0.4 points higher than the prior year’s 26.3%. The higher effective tax rate relates to permanent tax differences and a higher overall state income tax rate associated with our diversification outside Florida. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income for the six months ended June 30, 2020 was $11.8 million ($0.42 per diluted share) compared to $7.7 million ($0.26 cents per diluted share) in the prior year period. The increase primarily reflects higher net premiums earned and a lower net loss ratio, partly offset by lower investment gains and other income and a modestly higher effective tax rate.

	For the Six Months Ended June 30,
(Unaudited)	2020	2019
Ceded premium ratio	46.5%	51.2%

Net loss and LAE ratio	57.7%	61.0%
Net expense ratio	40.0%	40.3%
Net combined ratio	97.6%	101.3%

Ceded premium ratio

The ceded premium ratio was 46.5% for the six months ended June 30, 2020, down 4.7 points from 51.2 % in the prior year period. The decrease is primarily attributable to a reduction in the cost of our 2019-2020 catastrophe reinsurance program and a reduction in overall quota share reinsurance coverage, partly offset by the higher cost of our 2020-2021 catastrophe excess-of-loss reinsurance program.

Net loss and LAE ratio

The net loss and LAE ratio was 57.7% for the six months ended June 30, 2020, down 3.3 points from 61.0% in the prior year period. The decrease primarily stems from higher favorable prior year reserve development and a lower ceded premium ratio, partly offset by lower income from vertically integrated operations and higher retained weather losses. Catastrophe and weather losses in the current six month period primarily stemmed from hail, tornado and wind events in the southeast.

Net expense ratio

The net expense ratio was 40.0% for the six months ended June 30, 2020, relatively flat from 40.3% in the prior year period. The decrease primarily stems from modest reductions in both the policy acquisition costs ratio and the G&A ratio resultant from the increase in net earned premiums.

Net combined ratio

The net combined ratio was 97.6% for six months ended June 30, 2020, down 3.7 points from 101.3% in the prior year period. The decrease stems from lower net loss and expense ratios, as described above.

Liquidity and Capital Resources

As of June 30, 2020, we had $288.3 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. In addition, we have $11.8 million in restricted cash primarily related our contractual obligations related to the catastrophe bonds issued by Citrus Re Ltd. as well as state insurance department depository requirements.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At June 30, 2020, approximately $20.0 million was held in Osprey’s trust account.

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

Cash Flows

	For the Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$131,797	$76,415	$55,382
Investing activities	(97,015)	(36,772)	(60,243)
Financing activities	(17,599)	(25,740)	8,141
Net increase in cash and cash equivalents	$17,183	$13,903	$3,280

Operating Activities

Net cash provided by operating activities was $131.8 million for the six months ended June 30, 2020 compared to cash provided of $76.4 million for the comparable period in 2019. The increase in cash from operating activities relates primarily to timing of cash flows associated with gross written premium, claim payments and reinsurance reimbursements during the first six months of 2020 compared to the first six months of 2019.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $97.0 million as compared to cash used of $36.8 million for the comparable period in 2019. The change in cash used for investing activities relates to the timing of allocations of funds for investment.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $17.6 million, as compared to cash used in financing activities of $25.7 million for the comparable period in 2019. More funds were available for investment in the current year over the prior year. The reduction in cash used in financing activities relates primarily to payment of our term note in the first six months of 2019, partially offset by the increase in stock repurchases period over period.

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

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2020, the Company had in aggregate $65.6 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to LIBOR (based on one, two, three or six-month interest periods), adjusted for statutory reserve requirements, plus an applicable margin (2) a base rate determined by reference to the greatest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the LIBOR index rate applicable for an interest period of one month plus 1.00%, plus an applicable margin.

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2020, the Company’s effective interest rate for the Term Loan Facility was 4.10% per annum and 4.36% per annum for the Revolving Credit Facility.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined based on our consolidated leverage ratio.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the third and fourth quarters of 2019 or in the first or second quarters of 2020.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended June 30, 2020, we reassessed our critical accounting policies and estimates as disclosed within our 2019 Form 10-K. As disclosed in Note 1 to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” we adopted on January 1, 2020, ASU 2016-13, Financial Instruments – Credit Losses, and we have made no further material changes or additions with regard to such policies and estimates.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of June 30, 2020:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible debt	$38,429	$1,261	$2,751	$2,751	$31,666
Note Payable (1)	84,181	7,135	19,893	57,153	—
Mortgage loan	20,164	446	1,786	1,786	16,145
FHLB agreement	21,339	332	1,205	19,802	—
Lease obligations	10,172	765	3,114	2,599	3,694
Total Contractual Obligations	$174,284	$9,939	$28,750	$84,091	$51,505

(1)	Represents the principal and interest payments per the terms of the Credit Facility debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at June 30, 2020 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We evaluate our available-for-sale securities for future expected credit losses and report any allowance in the income statement. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at June 30, 2020 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$632,167	$(66,110)	-9.468%
200 basis point increase	$654,291	$(43,985)	-6.3%
100 basis point increase	$676,328	$(21,949)	-3.1%
100 basis point decrease	$717,136	$18,859	2.7%
200 basis point decrease	$726,524	$28,248	4.0%
300 basis point decrease	$728,369	$30,093	4.3%

In addition, we have variable interest rate indebtedness under our Credit Facilities which bears interest at a rate that references LIBOR. As of June 30, 2020, we had in aggregate $65.6 million principal outstanding under the Term Loan Facility bearing interest at 4.10% per annum and $10.0 million of borrowings outstanding under the Revolving Credit Facility bearing interest at 4.36% per annum. There is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector. A majority of the securities in an unrealized gain position as of June 30, 2020 held an A rating or better. We do not intend to sell these investments until recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time.

The following table presents the composition of our fixed maturity portfolio by rating at June 30, 2020 (in thousands):

	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$180,069	26.8%	$186,771	26.7%
AA+, AA, AA-	$262,632	39.1%	$272,706	39.1%
A+, A, A-1+	$157,523	23.4%	$164,453	23.6%
BBB+, BBB, BBB-	$71,570	10.7%	$74,177	10.6%
Not rated	$167	0.0%	$170	0.0%
Total	$671,961	100%	$698,277	100%

Equity Price Risk

Our equity investment portfolio at June 30, 2020 consists of $1.6 million of Federal Home Loan Bank common stock, the investment is recorded at cost and adjusted, if and when subsequent price changes are provided by the institution. Such changes in the basis of the equity investment are recognized in net realized and unrealized gains and losses on the Company’s consolidated statements of operations. As of June 30, 2020, the Company recorded in aggregate $46,300 in dividends and reduced its membership stock holdings by $25,700.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a portion of our employees continue to work from home. Established business continuity plans have been activated in order to continue business operations while mitigating any adverse impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2020.

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

The coronavirus (COVID-19) global pandemic may adversely affect our business, including revenues, profitability, results of operations, and/or cash flows, in a manner and to a degree that cannot be predicted but could be material.

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

•

We expect that the impact of COVID-19 on general economic activity could negatively impact our premium volumes. While we did not experience this impact for the first quarter of 2020, we anticipate premium volumes, particularly in new sales volumes, could be adversely affected prospectively if economic conditions worsen and home purchases in our geographies decline materially. If premium volumes were to decrease materially, our earned premium would also decline and we could experience an increase in our net operating expense ratio.

•

States and local governments have launched measures to combat the spread of COVID-19, including travel bans, quarantines and lock-downs of affected areas which could cause disruption to our distribution channel of independent agents which may have a negative impact on our revenues and financial condition.

•

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

•	Increased claims, losses, litigation, and related expenses, as well as higher costs related to delays in adjusting claims, as a result of stay-at-home orders and quarantines;
•

increased volatility and declines in financial markets which, could negatively impact liquidity and credit availability and could continue to reduce the fair market value of, or result in the impairment of, invested assets held by the Company; and

•	the decline in interest rates which could reduce future investment results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

A summary of our common stock repurchases during the three months ended June 30, 2020 is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Apr 1 - Apr 30, 2020	—	—	—	$25,830
May 1 - May 31, 2020	—	—	—	$25,830
June 1 - June 30, 2020	163,456	$12.28	163,456	$23,818
Total	163,456		163,456

(1)	Average price paid per share excludes cash paid for commissions.
(2)

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020. At June 30, 2020, the Company has the capacity to repurchase $23.8 million of its common shares until December 2020.

Item 4. Mine Safety Disclosures

None

Item 5.  Other Information

On June 1, 2020, the Company amended its Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders from time to time party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.

The Third Amendment amend the Credit Agreement to increase the letter of credit sublimit under the Credit Agreement from $5 million to $40 million and to make related modifications to certain of the negative covenants in the Credit Agreement.

The above summary description of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Third Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference herein.

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

Third Amendment to Credit Agreement, dated June 1, 2020, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Heritage Insurance Holdings, Inc. for the quarter ended June 30, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; (iv) Condensed Consolidated Statement of Stockholders' Equity; and (v) Notes to the Condensed Consolidated Financial Statements

104

Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of Heritage Insurance Holdings, Inc. for the quarter ended June 30, 2020, files electronically herewith, included in the Exhibit (101) inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 4, 2020	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 4, 2020	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)