Form 10-Q
period 2020-09-30
Heritage Insurance Holdings, Inc.
filed 2020-11-05
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on October 30, 2020 was 28,058,873

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) the impact of the COVID-19 pandemic on the economy in general and on our business, results of operations and financial condition; (ii) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (iii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iv) our estimates and beliefs with respect to tax and accounting matters including the impact on our financial statements, as well as the impact of the CARES Act on our financial results, effective tax rate and liquidity; (v) future dividends, if any; (vi) our expectations related to our financing activities; (vii) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (viii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements, including to fund our insurance company affiliates’ claims and expenses and satisfy commitments in the event of unforeseen events such as inadequate premium rates or reserve deficiencies, notwithstanding the potential impact of the COVID-19 pandemic(ix) our intent to re-invest cash proceeds from gains from certain investments; (x) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (xi) our intentions with respect to our credit risk investments; and (xii) the potential effects of our current legal proceedings.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $437,036 and $577,789)	$445,481	$587,256
Equity securities, at fair value, (cost $1,599 and $1,618)	1,599	1,618
Other investments	26,774	6,375
Total investments	473,854	595,249
Cash and cash equivalents	509,596	268,351
Restricted cash	5,437	14,657
Accrued investment income	2,637	4,377
Premiums receivable, net	70,038	63,685
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $54	424,157	428,903
Prepaid reinsurance premiums	307,997	224,102
Income taxes receivable	16,250	3,171
Deferred policy acquisition costs, net	86,140	77,211
Property and equipment, net	19,134	20,753
Intangibles, net	63,864	68,642
Goodwill	152,459	152,459
Other assets	16,827	18,110
Total Assets	$2,148,390	$1,939,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$662,997	$613,533
Unearned premiums	552,627	486,220
Reinsurance payable	240,857	156,351
Long-term debt, net	122,589	129,248
Deferred income tax, net	12,448	12,623
Advance premiums	31,618	16,504
Accrued compensation	11,617	5,347
Accounts payable and other liabilities	70,497	71,045
Total Liabilities	$1,705,250	$1,490,871

Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,058,873 shares issued and 27,748,606 shares outstanding at September 30, 2020; 28,996,452 shares issued and 28,650,918 shares outstanding at December 31, 2019	3	3
Additional paid-in capital	333,332	329,568
Accumulated other comprehensive income	6,525	7,330
Treasury stock, at cost, 9,279,839 and 8,349,483 shares, respectively	(115,365)	(105,368)
Retained earnings	218,645	217,266
Total Stockholders' Equity	443,140	448,799
Total Liabilities and Stockholders' Equity	$2,148,390	$1,939,670

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Gross premiums written	$278,242	$237,303	$797,776	$702,491
Change in gross unearned premiums	(23,260)	(5,686)	(66,287)	(12,326)
Gross premiums earned	254,982	231,617	731,489	690,165
Ceded premiums	(116,752)	(107,755)	(338,197)	(342,529)
Net premiums earned	138,230	123,862	393,292	347,636
Net investment income	2,817	3,655	9,783	11,157
Net realized and unrealized gains	20,355	805	20,377	3,132
Other revenue	3,717	3,377	10,385	10,878
Total revenues	165,119	131,699	433,837	372,803
EXPENSES:
Losses and loss adjustment expenses	119,718	70,052	266,769	206,490
Policy acquisition costs, net of ceding commission income of $10.6 and $32.3 (1)	31,960	26,686	92,243	79,793
General and administrative expenses, net of ceding commission income of $3.5 and $10.6 (1)	17,923	21,477	59,583	58,465
Total expenses	169,601	118,215	418,595	344,748
Operating (loss) income	(4,482)	13,484	15,242	28,055
Interest expense, net	2,251	2,401	5,939	6,502
Other non-operating loss, net	—	—	—	48
(Loss) Income before income taxes	(6,733)	11,083	9,303	21,505
(Benefit) provision for income taxes	(1,500)	2,950	2,784	5,687
Net (loss) income	$(5,233)	$8,133	$6,519	$15,818
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized gains on investments	2,480	4,429	19,330	19,533
Reclassification adjustment for net realized investment (gains) losses	(20,355)	(103)	(20,377)	291
Income tax (expense) benefit related to items of other comprehensive income	4,137	(1,035)	242	(4,747)
Total comprehensive (loss) income	$(18,971)	$11,424	$5,714	$30,895
Weighted average shares outstanding
Basic	27,739,839	29,109,962	28,053,959	29,329,742
Diluted	27,739,839	29,168,392	28,073,570	29,352,756
(Loss) Earnings per share
Basic	$(0.19)	$0.28	$0.23	$0.54
Diluted	$(0.19)	$0.28	$0.23	$0.54

(1)	Parenthetical values are presented in millions for the three and nine months ended September 30, 2020

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

At September 30, 2020

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested and released	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297
Net unrealized change in investments, net of tax	—	—	—	—	—	11,421	11,421
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Restricted stock vested and released	10,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,357	—	—	—	1,357
Stock buy-back	(163,456)	—	—	—	(2,011)	—	(2,011)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,693)	—	—	(1,693)
Net income	—	—	—	4,132	—	—	4,132
Balance at June 30, 2020	27,738,062	$3	$332,037	$225,561	$(115,365)	$20,263	$462,499
Net unrealized change in investments, net of tax	—	—	—	—	—	(13,738)	(13,738)
Surrendered shares for tax withholding	(4,723)	—	(64)	—	—	—	(64)
Restricted stock vested and released	10,267	—	—	—	—	—	—
Issued restricted stock	5,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,359	—	—	—	1,359
Dividends declared on common stock	—	—	—	(1,683)	—	—	(1,683)
Net income	—	—	—	(5,233)	—	—	(5,233)
Balance at September 30, 2020	27,748,606	3	333,332	218,645	(115,365)	6,525	443,140

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

At September 30, 2019

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares Outstanding	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	$3	$325,292	$195,750	$(89,185)	$(6,527)	$425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	5,963	5,963
Shares tendered for income taxes withholding	(8,000)	—	(118)	—	—	—	(118)
Restricted stock vested and released	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Convertible Option debt extinguishment, net of tax	—	—	(1,840)	—	—	—	(1,840)
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Stock buy-back	(347,740)	—	—	—	(5,011)	—	(5,011)
Tax rate change	—	—	48	—	—	—	48
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,807)	—	—	(1,807)
Net income	—	—	—	6,964	—	—	6,964
Balance at March 31, 2019	29,432,217	$3	$328,937	$200,907	$(94,196)	$(564)	$435,087
Net unrealized change in investments, net of tax	—	—	—	—	—	5,823	5,823
Stock-based compensation on restricted stock	—	—	1,344	—	—	—	1,344
Stock buy-back	(157,640)	—	—	—	(2,333)	—	(2,333)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,792)	—	—	(1,792)
Net income	—	—	—	721	—	—	721
Balance at June 30, 2019	29,274,577	$3	$330,281	$199,836	$(96,529)	$5,259	$438,850
Net unrealized change in investments, net of tax	—	—	—	—	—	3,291	3,291
Shares tendered for income taxes withholding	(4,620)	—	(68)	—	—	—	(68)
Restricted stock vested and released	10,267	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(316,383)	—	—	—	(4,549)	—	(4,549)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,772)	—	—	(1,772)
Net income	—	—	—	8,133	—	—	8,133
Balance at September 30, 2019	28,963,841	$3	$331,558	$206,197	$(101,078)	$8,550	$445,230

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$6,519	$15,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,061	4,034
Bond amortization and accretion	4,247	3,896
Operating lease asset amortization	71	—
Amortization of original issuance discount on debt	1,056	1,073
Depreciation and amortization	6,078	8,274
Net unrealized investment gains	—	(3,423)
Net loss from sale of asset	155	—
Net realized (gains)/losses	(20,377)	291
Net (gain)/loss from repurchase of debt	—	48
Deferred income taxes	67	185
Changes in operating assets and liabilities:
Accrued investment income	1,740	(197)
Premiums receivable, net	(6,353)	(1,115)
Prepaid reinsurance premiums	(83,895)	(37,574)
Reinsurance recoverable on paid and unpaid claims	4,703	43,814
Income taxes receivable	(13,079)	24,975
Deferred policy acquisition costs, net	(8,929)	(2,558)
Right of use leased asset	761	—
Other assets	451	(7,021)
Unpaid losses and loss adjustment expenses	49,464	(14,773)
Unearned premiums	66,407	12,492
Reinsurance payable	84,506	87,177
Accrued interest	787	176
Accrued compensation	6,270	(963)
Advance premiums	15,114	1,244
Income taxes payable	—	(8,196)
Other liabilities	(1,263)	(11,524)
Net cash provided by operating activities	118,561	116,153
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	411,004	106,830
Fixed maturity securities purchases	(254,145)	(200,540)
Equity securities sales	25	26,521
Equity securities purchases	(6)	(4,583)
Limited partnership interest purchases	(20,400)	(24,006)
Proceeds from sale of assets	792	65
Cost of property and equipment acquired	(628)	(4,933)
Net cash provided by (used in) investing activities	136,642	(100,646)
FINANCING ACTIVITIES
Repayment of term note	(7,500)	(13,750)
Mortgage loan payments	(215)	(206)
Repurchase of convertible notes	—	(2,869)
Purchase of treasury stock	(9,997)	(11,893)
Tax withholdings on share-based compensation awards	(297)	(186)
Dividends paid	(5,169)	(5,188)
Net cash used in financing activities	(23,178)	(34,092)
Increase (decrease) in cash, cash equivalents, and restricted cash	232,025	(18,585)
Cash, cash equivalents and restricted cash, beginning of period	283,008	262,370
Cash, cash equivalents and restricted cash, end of period	$515,033	$243,785
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$16,252	$13,849
Interest paid	$4,794	$5,206
Issuance of shares on conversion of convertible notes	$—	$4,210

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$509,596	$268,351
Restricted cash	5,437	14,657
Total	$515,033	$283,008

At September 30, 2020, restricted cash primarily represents funds held by the Company’s insurance subsidiaries in certain states in which such subsidiaries conduct business to meet regulatory requirements. Restricted cash at December 31, 2019 includes funds held to meet our contractual obligations related to the catastrophe bonds issued by Citrus Re.

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

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2019 Form 10-K. The following policies are new or revised disclosures or disclosures required on a quarterly basis.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

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

Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06 related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s in own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the potential impact of this ASU on the condensed consolidated financial statements.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The following table summarizes the amortized cost and fair value of securities available-for-sale at September 30, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

September 30, 2020	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$35,198	$744	$1	$35,941
States, municipalities and political subdivisions	54,084	876	13	54,947
Special revenue	188,933	3,093	43	191,983
Hybrid securities	99	—	1	98
Industrial and miscellaneous	158,722	3,846	56	162,512
Total	$437,036	$8,559	$114	$445,481

(1)

Includes securities at September 30, 2020 with a carrying amount of $23.5 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A- or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, we believe these unrealized losses generally were caused by a decrease in market interest rates since the time the securities were purchased.

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

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended, September 30, 2020 and 2019 are as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Three months ended September 30, 2020	$290,643	$20,360	$5
Three months ended September 30, 2019	$9,703	$108	$—

	Proceeds	Gross Realized Gains	Gross Realized Losses
	(In thousands)
Nine months ended September 30, 2020	$308,507	$20,492	$115
Nine months ended September 30, 2019	$49,395	$958	$76

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

For the nine months ended September 30, 2020, the Company sold no marketable equity securities nor did it hold any marketable equity securities as of that date. For the nine months ended months ended September 30, 2019, the Company received proceeds from the sale of its holdings in marketable equity securities of approximately $26.5 million. The sale resulted in a gross gain of $2.4 million and a gross loss of $1.2 million, related primarily to unrealized holding gains or losses in certain marketable equity securities.

At September 30, 2019, the Company had unrealized net holding gains of $993,600 recognized on nonmarketable other investments still held.

The table below summarizes the Company’s fixed maturity securities at September 30, 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$79,488	18%	$80,166	18%
Due after one year through five years	144,994	34%	148,502	34%
Due after five years through ten years	92,611	21%	94,701	21%
Due after ten years	119,943	27%	122,112	27%
Total	$437,036	100%	$445,481	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Debt securities	$2,170	$3,492	$8,567	$10,625
Equity securities	—	22	—	944
Cash and cash equivalents	651	558	1,610	1,288
Other investments	221	324	486	258
Net investment income	3,042	4,396	10,663	13,115
Less: Investment expenses	225	741	880	1,958
Net investment income, less investment expenses	$2,817	$3,655	$9,783	$11,157

The following tables summarizes debt securities available-for-sale in an unrealized loss position at September 30, 2020, aggregated by major security category and length of time in a continued unrealized loss position (in thousands):

	Less Than Twelve Months			Twelve Months or More
September 30, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	4	$1	$78	2	$0	$12
States, municipalities and political subdivisions	7	13	6,254	—	—	—
Special revenue	19	40	9,185	11	3	99
Hybrid securities	1	1	99	—	—	—
Industrial and miscellaneous	26	56	13,275	—	—	—
Total fixed maturity securities	57	$111	$28,891	13	$3	$111

The Company evaluates expected credit losses for available-for-sale securities (“AFS”) when fair value is below amortized cost. AFS securities are evaluated for potential credit loss on an individual security level but the evaluation may use assumptions consistent with expectations of credit losses for a group of similar securities. If the Company has the intent to sell or will be required to sell the security before recovery, the entire impairment loss will be recorded through income to net realized gains and losses. If the Company does not have the intent to sell or will not be required to sell the security before recovery, an allowance for credit losses is established and the portion of loss that relates to credit losses is recorded in income to net realized and unrealized gains (losses) and the portion of the loss that relates to the non-credit loss is recorded in Other comprehensive income. At September 30, 2020, the Company did not intend to sell securities with an unrealized loss position in accumulated other comprehensive income, and it is not likely that it will be required to sell these securities before recovery of their amortized cost basis. Further, the Company did not believe it had a credit event and therefore did not record any credit allowance for securities that were in an unrealized loss position at September 30, 2020.

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

Other Investments

Non-consolidated Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), Partnership Real Estate Investment Trusts (“REITs”) and Limited Liability Companies (“LLCs”), which are deemed to be VIEs. These investments are generally of a passive nature and the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. The Company has not provided financial or other support with respect to these investments other than its original investment. The Company’s maximum exposure to loss as of September 30, 2020 was limited to the amortized cost of $17.4 million for the Class A Preferred Units and the net asset value of $9.4 million for the REIT and LLCs investments, as described below, which are included in other invested assets in the Company’s condensed consolidated balance sheets.

Classified in other investments, the Company has interest in LPs, REITs and LLCs totaling $9.4 million and $6.4 million at September 30, 2020 and December 31, 2019. The Company is not the primary beneficiary and does not consolidate these investments. These investments are carried at net asset value, which approximates fair value with changes in fair value recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of operations and other comprehensive income. Realized gains (losses) on sales of these investments are reported within net realized and unrealized gains (losses) on the Company’s condensed consolidated statement of operations and other comprehensive income.

During the third quarter of 2020, the Company invested $9.9 million in Class A Preferred Units of a private limited liability company. The Company is entitled to a preferred return on its investments of 8% per annum, payable monthly and commencing on November 1, 2020, and return of capital in equal installments of $367,000 commencing on February 1, 2022 through April 1, 2024.

In September 2020, the Company converted its secured promissory notes issued by the same private limited liability company originally issued in January 2020 in the aggregate amount of $7.5 million, into Class A Preferred Units. The Company is entitled to a preferred return on its investment of 8% per annum, payable monthly, and a return of capital in equal monthly installments of $150,000 commencing on June 1, 2021 and $225,000 commencing on June 1, 2022 through February 1, 2023. As of September 30, 2020, the Company has received in aggregate approximately $353,000 in interest income from the secured promissory notes prior to their conversion.

The total of $17.4 million redeemable Class A Preferred Units, which is in the same private limited liability company, classified as held-to-maturity and recorded at amortized cost.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2020 or December 31, 2019.

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

Investments excluded from the fair value hierarchy

The Company has interests in LPs, REITs and LLCs. This investment categorization has the potential for higher returns but also the potential for higher degrees of risk, including less than stable rates of returns and may provide less liquidity. The Company maintains various interests in other markets of which are without a readily determinable fair value and are measured at amortized cost with adjustments for observable changes in price or impairments or at net asset value. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included with other income (expense) in the Company’s condensed consolidated statement of income for the period.

The table below presents the balances of our invested assets measured at fair value on a recurring basis:

September 30, 2020	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$35,941	$373	$35,568	$—
States, municipalities and political subdivisions	54,947	—	54,947	—
Special revenue	191,983	—	191,983	—
Hybrid securities	98	—	98	—
Industrial and miscellaneous	162,512	—	162,512	—
Total debt securities	445,481	373	445,108	—
Investments reported at NAV (1)	10,973	—	—	—
Other invested assets (2)	17,400	—	—	—
Total investments	$473,854	$373	$445,108	$—
(1)	September 30, 2020 includes $1.6 million of Federal Home Loan Banks membership shares held by the Company.
(2)	Other invested assets consist of the redeemable Class A Preferred Units are classified as held-to-maturity and are recorded at amortized cost at September 30, 2020.

December 31, 2019	Total	Level 1	Level 2	Level 3
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$54,191	$366	$53,825	$—
States, municipalities and political subdivisions	76,355	—	76,355	—
Special revenue	250,226	—	250,226	—
Hybrid securities	101	—	101	—
Industrial and miscellaneous	206,383	—	206,383	—
Total debt securities	587,256	366	586,890	—
Investments reported at NAV (1)	7,993	—	—	—
Total investments	$595,249	$366	$586,890	$—
(1)	December 31, 2019 includes $1.6 million of Federal Home Loan Banks membership shares held by the Company.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended September 30, 2020 and 2019, these non-recurring fair value inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the first three quarters of 2020 and 2019. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE INCOME

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$2,480	$(574)	$1,906	$4,429	$(1,060)	$3,369
Reclassification adjustment of realized losses (gains) included in net income	(20,355)	4,711	(15,644)	(103)	25	(78)
Effect on other comprehensive income	$(17,875)	$4,137	$(13,738)	$4,326	$(1,035)	$3,291

	For the Nine Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized losses on investments, net	$19,330	$(4,471)	$14,859	$19,533	$(4,677)	$14,856
Reclassification adjustment of realized losses (gains) included in net income	(20,377)	4,713	(15,664)	291	(70)	221
Effect on other comprehensive income	$(1,047)	$242	$(805)	$19,824	$(4,747)	$15,077

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

Components of the Company’s lease costs for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended September 30,
	2020	2019
Amortization of ROU assets - Finance leases	$21	$19
Interest on lease liabilities - Finance leases	5	6
Variable lease cost (cost excluded from lease payments)	128	113
Operating lease cost (cost resulting from lease payments)	340	331
Total lease cost	$494	$469

	For the Nine Months Ended September 30,
	2020	2019
Amortization of ROU assets - Finance leases	$64	$58
Interest on lease liabilities - Finance leases	16	17
Variable lease cost (cost excluded from lease payments)	391	337
Operating lease cost (cost resulting from lease payments)	1,023	918
Total lease cost	$1,494	$1,330

Supplemental cash flow information and non-cash activity related to our operating and financing leases as of September 30, 2020 and 2019 are as follows (in thousands):

	September 30, 2020	September 30, 2019
Finance lease - Operating cash flows	$16	$20
Finance lease - Financing cash flows	$55	$66

Operating lease - Operating cash flows (fixed payments)	$1,080	$613
Operating lease - Operating cash flows (liability reduction)	$761	$465

Supplemental balance sheet information related to our operating and financing leases as of September 30, 2020 are as follows (in thousands):

	Balance Sheet Classification	September 30, 2020
Right-of-use assets - operating	Other assets	$6,192
Right-of-use assets - finance	Other assets	$237
Lease Liability (1) - operating	Accounts payable and other liabilities	$(7,880)
Lease Liability - finance	Accounts payable and other liabilities	$(270)

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases as of September 30, 2020 are as follows:

September 30, 2020
Weighted average lease term - Finance leases	2.93 yrs.
Weighted average lease term - Operating leases	7.18 yrs.
Weighted average discount rate - Finance leases	7.1%
Weighted average discount rate - Operating leases	5.3%

Maturities of lease liabilities by fiscal year for our operating and financing leases as of September 30, 2020 are as follows (in thousands):

September 30, 2020
2020 remaining	$396
2021	1,574
2022	1,580
2023	1,487
2024	1,112
Thereafter	3,694
Total lease payments	9,843
Less: imputed interest	(1,693)
Present value of lease liabilities	$8,150

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Land	$2,582	$2,582
Building	10,301	11,390
Computer hardware and software	6,231	5,712
Office furniture and equipment	2,027	2,007
Tenant and leasehold improvements	8,132	8,105
Vehicle fleet	850	789
Total, at cost	30,123	30,585
Less: accumulated depreciation and amortization	(10,989)	(9,832)
Property and equipment, net	$19,134	$20,753

Depreciation and amortization expense for property and equipment was $442,000 and $649,000 for the three months ended September 30, 2020 and 2019, respectively and $1.3 million and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company’s real estate consists of 15 acres of land and four buildings with a gross area of 191,200 square feet and a parking garage. During the third quarter of 2020, the Company sold a northeast property that had a net book value of approximately $950,000.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At September 30, 2020 and December 31, 2019 goodwill was $152.5 million and intangible assets were $63.9 million and $68.6 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible asset which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	—
Balance as of September 30, 2020	$152,459

Our annual goodwill impairment analysis was performed as of October 1, 2019. Management had determined that an impairment review was appropriate for the first quarter of 2020 given the potential impact of the COVID-19 pandemic. We qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived assets were impaired as of March 31, 2020 and management concluded there was no impairment. For the third quarter of 2020 there has been no change in the Company’s qualitative assessment results for its goodwill assessment, and based on that assessment management determined that our goodwill and indefinite-lived assets are not impaired for the period ended September 30, 2020.

Other Intangible Assets

Our intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from 2.5 to fifteen years.

Amortization expense of our intangible assets was $1.6 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $6.3 million for the nine months ended September 30, 2020 and 2019, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended September 30, 2020 or 2019.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2020 - remaining	$1,586
2021	$6,351
2022	$6,351
2023	$6,351
2024	$6,351
Thereafter	$35,559
Total	$62,549

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. OTHER ASSETS

The following table summarizes the Company’s other assets for the periods indicated:

Description	September 30, 2020	December 31, 2019
	(In thousands)
Other amounts receivable	1,543	1,185
State underwriting pooling & assoc.	4,618	3,165
Prepaid expense	3,729	3,999
Right to use assets	6,429	6,645
Other assets	308	1,328
Premium tax	200	1,788
Total other assets	$16,827	$18,110

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$(5,233)	$8,133	$6,519	$15,818
Weighted average shares outstanding	27,739,839	29,109,962	28,053,959	29,329,742
Basic earnings (loss) per share:	$(0.19)	$0.28	$0.23	$0.54

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$(5,233)	$8,133	$6,519	$15,818
Weighted average shares outstanding	27,739,839	29,109,962	28,053,959	29,329,742
Weighted average dilutive shares	—	58,430	19,611	23,014
Total weighted average dilutive shares	27,739,839	29,168,392	28,073,570	29,352,756
Diluted earnings (loss) per share:	$(0.19)	$0.28	$0.23	$0.54

Due to the net loss for the three months ended September 30, 2020, the number of dilutive shares is the same as the number of basic shares due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The Company had 1,819,503 and 2,139,770 antidilutive shares as of September 30, 2020 and 2019, respectively.

NOTE 10. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the quarter ended September 30, 2020 and 2019, the Company allocated ceding commission income of $10.6 million and $11.3 million to policy acquisition costs and $3.5 million and $3.7 million to general and administrative expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company allocated ceding commission income of $32.3 million and $36.8 million to policy acquisition costs and $10.6 million and $12.0 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Beginning balance of deferred ceding commission income	$34,562	$34,705	$37,464	$44,996
Ceding commission deferred	17,294	15,542	43,213	39,017
Less: ceding commission earned	(14,129)	(15,062)	(42,950)	(48,828)
Ending balance of deferred ceding commission income	$37,727	$35,185	$37,727	$35,185

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

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC during the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Beginning Balance	$81,590	$74,064	$77,211	$73,055
Policy acquisition costs deferred	42,096	26,856	128,400	100,757
Amortization	(37,546)	(25,307)	(119,471)	(98,199)
Ending Balance	$86,140	$75,613	$86,140	$75,613

NOTE 12. INCOME TAXES

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $1.5 million and income tax expense of $3.0 million, respectively, which corresponds to effective tax rates of 22.3% and 26.6%, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded $2.8 million and $5.7 million, respectively, of income tax expense which corresponds to effective tax rates of 29.9% and 26.4%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rates for calendar years 2020 and 2019 were affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate fluctuated as a result of changes in the geographic dispersion of our business and a state income tax refund received in the second quarter, which impacted the effective tax rate on a year-to-date basis. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax liability for the periods indicated:

	September 30, 2020	December 31, 2019
Deferred tax assets:	(In thousands)
Unearned premiums	$12,018	$12,585
Unearned commission	8,732	8,671
Tax-related discount on loss reserve	3,028	2,716
Stock-based compensation	861	297
Accrued expenses	1,725	757
Leases	330	331
Other	1,923	1,890
Total deferred tax asset	28,617	27,247
Deferred tax liabilities:
Deferred acquisition costs	19,938	17,871
Prepaid expenses	279	153
Unrealized gains	1,953	2,195
Property and equipment	1,062	1,029
Note discount	365	478
Basis in purchased investments	60	100
Basis in purchased intangibles	15,939	16,977
Other	1,469	1,067
Total deferred tax liabilities	41,065	39,870
Net deferred tax liability	$(12,448)	$(12,623)

In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 would be examined. In August 2020, the Company received a notice from the tax authority for the examined tax years, reporting that the returns have been accepted as filed. No further action will be required and no other tax years are under examination.

At September 30, 2020 and December 31, 2019, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

General Excess of Loss

Our general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2020 through June 30, 2021, the coverage is in two layers in excess of our retention of the first $500,000 of loss. The first layer is $250,000 excess $500,000 for property and casualty losses and the second layer for property losses is $2.75 million excess $750,000. The second layer for casualty losses is $1.25 million excess $750,000. For the contract period of July 1, 2019 through June 30, 2020, the coverage is in two layers in excess of our retention of the first $400,000 of loss. The first layer is $350,000 excess $400,000 for property and casualty losses and the second layer for property losses is $2.75 million excess $750,000. The second layer for casualty losses is $1.25 million excess $750,000.

In addition, we purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Premium written:
Direct	$278,242	$237,303	$797,776	$702,491
Ceded	(63,493)	(46,858)	(422,092)	(406,300)
Net	$214,749	$190,445	$375,684	$296,191
Premiums earned:
Direct	$254,982	$231,617	$731,489	$690,165
Ceded	(116,752)	(107,755)	(338,197)	(342,529)
Net	$138,230	$123,862	$393,292	$347,636
Loss and Loss Adjustment Expenses
Direct	$205,337	$108,788	$452,014	$383,354
Ceded	(85,619)	(38,736)	(185,245)	(176,864)
Net	$119,718	$70,052	$266,769	$206,490

The Company adopted the ASU 2016-13, Topic 326-20 on January 1, 2020, and based on the composition of its reinsurance recoverables, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures. While the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements, it required changes to the Company’s process to establish an estimated expected credit losses on reinsurance recoverables and premium receivables.

The allowance for the estimated uncollectible reinsurance, at September 30, 2020 and January 1, 2020 was $54,100 and $49,300, respectively.

NOTE 14. RESERVE FOR UNPAID LOSSES AND LOSS ADJUSTMENT EXPENSES

The Company determines the reserve for unpaid losses and loss adjustment expenses (“LAE”) on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date.

The table below summarizes the activity related to the Company’s reserve for unpaid losses and LAE:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance, beginning of period	$620,718	$430,413	$613,533	$432,359
Less: reinsurance recoverable on unpaid losses	404,370	223,023	393,630	250,506
Net balance, beginning of period	216,348	207,390	219,903	181,853
Incurred related to:
Current year	125,544	70,448	281,698	208,796
Prior years	(5,826)	(396)	(14,929)	(2,306)
Total incurred	119,718	70,052	266,769	206,490
Paid related to:
Current year	71,955	50,920	148,563	94,075
Prior years	18,371	17,820	92,369	85,566
Total paid	90,326	68,740	240,932	179,641
Net balance, end of period	245,740	208,702	245,740	208,702
Plus: reinsurance recoverable on unpaid losses	417,257	208,884	417,257	208,884
Balance, end of period	$662,997	$417,586	$662,997	$417,586

As of September 30, 2020, the Company reported $245.7 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $185.5 million attributable to IBNR net of reinsurance recoverable, or 75.5% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 15. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of September 30, 2020, the Company had $21.9 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $1.5 million. For the nine months ended September 30, 2020 and 2019, the Company made in aggregate interest payments of approximately $1.4 million and $1.5 million respectively on the Convertible Notes.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2019, there was $69.4 million in aggregate principal outstanding on the Term Loan Facility. The December 31, 2019 quarterly principal payment in the amount of $1.9 million was processed by the lender on January 2, 2020. As of September 30, 2020, the balance of the term loan was $61.9 million. For the nine months ended September 30, 2020 and 2019, the Company made interest payments of approximately $2.1 million and $2.3 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of September 30, 2020, and December 31, 2019, the Company had $10.0 million of borrowings and a letter of credit outstanding under the Revolving Credit Facility as described below. For the nine months ended September 30, 2020 and 2019, the Company made interest payments of $451,528 and $350,729 under the revolving credit facility, respectively.

On July 1, 2020, Regions issued an irrevocable standby letter of credit in the amount of $36.0 million under the Credit Agreement in favor of our affiliated insurance companies, Heritage P&C, NBIC and Zephyr. The letter of credit was established to provide collateral for reinsurance agreements entered into between Osprey Re and our affiliated insurance companies. The amount of the letter of credit was subsequently reduced to $31.5 million at the Company’s request once collateral needs for Osprey Re were finalized. Draws on the letter of credit are limited to covered reinsurance losses pursuant to the aforementioned reinsurance agreements. As of September 30, 2020, the Company has not drawn any funds from the letter of credit.

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

At September 30, 2020, the Company’s effective interest rate was 3.44% for both the Term Loan Facility and the Revolving Credit Facility. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective nine month periods ended September 30, 2020 and 2019, the Company made principal and interest payments of approximately $670,000 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. For the nine months ended September 30, 2020, the fair value of the collateralized securities was $19.4 million and the equity investment in FHLB common stock was $1.4 million. For the nine months ended September 30, 2020 and 2019, the Company made quarterly interest payments as per the terms of the loan agreement of $457,100 and $452,000, respectively. As of September 30, 2020, and December 31, 2019, the Company also holds common stock from FHLB Des Moines, and FHLB Boston valued at $457,100 and $421,000, respectively.

The following table summarizes the Company’s debt and credit facilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,902	12,117
Term loan facility	61,875	69,375
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$126,390	$134,105
Less: unamortized discount and issuance costs	$3,801	$4,857
Total long-term debt	$122,589	$129,248

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

The schedule of principal payments on long-term debt as of September 30, 2020 is as follows:

Year	Amount
(In thousands)
2020 remaining	$1,950
2021	7,806
2022	7,822
2023	74,539
2024	354
Thereafter	33,919
Total	$126,390

NOTE 16. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of September 30, 2020 and December 31, 2019:

Description	September 30, 2020	December 31, 2019
	(In thousands)
Deferred ceding commission	$37,727	$37,464
Accounts payable and other payables	7,794	7,225
Lease obligations	8,150	8,369
Accrued interest and issuance costs	270	1,052
Accrued dividends	1,683	1,750
Other liabilities	228	387
Commission payables	14,645	14,798
Total other liabilities	$70,497	$71,045

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

The Company’s insurance subsidiaries Heritage P&C, NBIC, Zephyr, and PIC must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $302.6 million at September 30, 2020 and $351.8 million at December 31, 2019. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At September 30, 2020, our insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

In July 2020, the Company entered into a ten year, non-cancellable operating lease agreement for approximately 88,600 square feet of office space located in Tampa, Florida. The Company anticipates relocating from the Clearwater Corporate office on or about April 1, 2021, to the new location.

The following summarizes our principal contractual commitments, as of September 30, 2020:

	Total	Less Than 1 Year	1-3 Years (1)	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations	28,238	—	3,546	5,816	18,876
Total Contractual Obligations	$28,238	$—	$3,546	$5,816	$18,876
(1)

Subject to conditional basic rent abatement for the first six months, commencing on April 1, 2021 and includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements prior to the lease commencement date.

NOTE 19. RELATED PARTY TRANSACTIONS

The Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2020 and 2019.

•

In January 2017, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of our subsidiaries Heritage Property & Casualty Insurance Company (“HPCI”) and NBIC. Ms. Lucas’ annual compensation for her role as a director is $150,000. For the three and nine months ended September 30, 2020 and 2019, the Company paid consulting fees to Ms. Lucas of approximately $10,400 and $83,200, respectively and $127,200 and $256,000, respectively.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for our insurance company affiliates. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three and nine months ended September 30, 2020 and 2019, the Company paid agency commission to Comegys of approximately $46,300 and $232,500 and $592,400 and $557,500, respectively.

NOTE 20. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and nine months ended September 30, 2020 and 2019, the contributions made to the plan on behalf of the participating employees were approximately $265,000 and $213,000 and $897,500 and $756,000, respectively.

The Company provides its employees with a partially self-insured healthcare plan and benefits. For the three months ended September 30, 2020 and 2019, incurred medical premium costs amounted to an aggregate of $941,000 and $611,000, respectively. For the nine months ended September 30, 2020 and 2019, incurred medical premium costs amounted to an aggregate of $3.0 million and $2.4 million, respectively. An additional liability of approximately $1.6 million is recorded for unpaid claims as of September 30, 2020. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $150,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the coverage limits would be borne by the Company. The aggregate stop loss commences once our expenses exceed 125% of the annual aggregate expected claims.

NOTE 21. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2020, the Company had 27,748,606 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 325,267 unvested shares of restricted common stock issued reflecting total paid-in capital of $333.3 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2019, there were 28,650,918 shares of common stock outstanding, 8,349,483 treasury shares of common stock and 345,534 unvested shares of restricted common stock, representing $329.6 million of additional paid-in capital.

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

Stock Repurchase Program

On August 1, 2018, the Company announced that its Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock through December 31, 2020. For the three months ended September 30, 2020, the Company did not purchase any shares of its common stock. For the nine months ended September 30, 2020, the Company purchased 930,356 shares of its common stock for $10.0 million.

At September 30, 2020, the Company has the capacity to repurchase $23.8 million of its common shares until December 2020. In addition, the Company acquired 22,223 shares for approximately $297,000 for the nine months ended September 30, 2020, respectively, that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

Dividends

On February 27, 2020, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 3, 2020, to stockholders of record as of March 16, 2020. On May 4, 2020, the Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2020 to stockholders of record as of June 15, 2020. On August 3, 2020, the Board of Directors declared a $0.06 per share quarterly dividend payable on October 2, 2020 to stockholders of record as of September 15, 2020.

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

At September 30, 2020 there were 1,063,013 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In September 2020, the Company granted 5,000 shares of restricted stock to an employee of the Company. The stock awards vests on September 21, 2021 subject to the terms and conditions of the Plan and the Agreement. The fair market value on the date of the grant of the shares was $10.83 and the associated expense will be amortized ratably over the term of the vesting period commencing on the date of the grant.

In April 2020, the Company granted 10,000 shares of restricted stock to an employee of the Company. The stock award vests in two equal installments of 5,000 shares on April 6, 2021 and 2022 subject to continued employment. The fair market value on the date of grant of the shares was $10.60 and the associated compensation expense will be amortized ratably over the term of the vesting period commencing on date of the grant.

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

Restricted stock activity for the nine months ended September 30, 2020 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2019	345,534	$19.56
Granted	15,000	10.68
Vested, net of shares surrendered for taxes	(13,044)	13.17
Canceled and surrendered	(22,223)	13.18
Non-vested, at September 30, 2020	325,267	$19.84

Awards are being amortized to expense over a one to five-year vesting period. For the three months ended September 30, 2020 and 2019, Company recognized $1.4 million and $1.3 million of compensation expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized compensation expense of $4.1 million and $4.0 million, respectively. There was approximately $1.6 million of unrecognized compensation expense related to the unvested restricted stock at September 30, 2020, of which the Company expects to recognize approximately 31% during the fourth quarter of 2020 and the remaining balance will be recognized ratably through the first quarter of 2022. For the nine months ended September 30, 2020, 35,267 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 22,223 shares were withheld by the Company to cover withholding taxes of $297,000. For the comparable period of 2019, 35,267 shares were vested and released of which 12,620 shares were withheld by the Company to cover withholding taxes of $186,000.

NOTE 23. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2020.

On November 2, 2020, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on December 15, 2020 to stockholders of record as of January 5, 2021. In addition, the Company announced its Board of Directors extended our existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million.

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

On an admitted basis, we provide personal residential insurance in thirteen eastern and gulf states and commercial residential insurance in three of those states. We also write personal residential insurance on an admitted basis in Hawaii and in California on an excess and surplus lines basis.

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

COVID-19 and Other Matters

With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Approximately 50% of our total personnel are working from home. Our corporate and remote offices remain operational, and we are practicing social distancing, enhanced cleaning protocols, usage of personal protective equipment and other preventative measures.

We continue to monitor the short-and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. During the nine months ended September 30, 2020, we saw limited impact to our business. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition.

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

Financial Results Highlights for the Third Quarter of 2020

•	Net loss of $5.2 million, or $0.19 per diluted share. Realized investment gains contributed approximately $15.6 million to net income, or $0.56 per diluted share.
•	Book value per share increased to $15.97, up 3.9% year-over-year.
•	Gross premiums written of $278.2 million, up 17.3% year-over-year.
•	Realized capital gains of $20.4 million, up from $3.1 million year-over-year
•	Favorable prior year reserve development of $5.8 million.
•

Net current accident quarter weather losses of $47.3 million, up substantially from $18.7 million in the prior year quarter. Current accident quarter weather losses include $24.5 million of catastrophe losses and $22.8 million of other weather losses.

•	Total capital returned to shareholders of $1.7 million, reflecting $0.06 per share regular quarterly dividend.
•	Began writing homeowners insurance in Delaware, representing fifteenth active state.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

	For the Three Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
REVENUE:	(in thousands)
Gross premiums written	$278,242	$237,303	$40,939	17%
Change in gross unearned premiums	(23,260)	(5,686)	(17,574)	309%
Gross premiums earned	254,982	231,617	23,366	10%
Ceded premiums	(116,752)	(107,755)	(8,997)	8%
Net premiums earned	138,230	123,862	14,368	12%
Net investment income	2,817	3,655	(838)	(23)%
Net realized and unrealized gains	20,355	805	19,550	NM
Other revenue	3,717	3,377	340	10%
Total revenue	$165,119	$131,699	$33,420	25%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $278.2 million in third quarter 2020, up 17.3% from $237.3 million in the prior year quarter. including 18.1% growth outside Florida and 16.3% growth in Florida. All personal residential Florida growth was outside the Tri-County region and rate increases benefited top line results.

Premiums-in-force were $1.0 billion in third quarter 2020, representing a 16.9% annualized growth rate from second quarter 2020. The increase stems from the same items impacting gross premiums written.

Gross premiums earned

Gross premiums earned were $255.0 million in third quarter 2020, up 10.1% from $231.6 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums

Ceded premiums were $116.8 million in third quarter 2020, up 8.3% from $107.8 million in the prior year quarter. The increase is primarily attributable to the higher cost of our 2020-2021 catastrophe reinsurance program  which was partially diluted by increased use of our captive reinsurer, Osprey Re and by an increase in our net quota share reinsurance program from 52.0% to 56.0%, effective December 31, 2019.

Net premiums earned

Net premiums earned were $138.2 million in third quarter 2020, up 11.6% from $123.9 million in the prior year quarter. The increase reflects higher gross premiums earned partially offset by higher ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $23.2 million in third quarter 2020, up $18.7 million from $4.5 million in the prior year quarter. The increase is primarily due to opportunistic sales of fixed income securities which held significant unrealized gains.

Other revenue

Other revenue of $3.7 million in third quarter 2020 was up 10.1% from $3.4 million in the prior year quarter, reflecting higher policy fee income associated with the increase in policies in force.

Total revenue

Total revenue was $165.1 million in third quarter 2020, up 25.4% from $131.7 million in the prior year quarter. The increase primarily stems from higher net premiums earned and realized investment gains, as described above.

	For the Three Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	119,718	70,052	49,666	71%
Policy acquisition costs	31,960	26,686	5,274	20%
General and administrative expenses	17,923	21,477	(3,554)	(17)%
Total operating expenses	169,601	118,215	51,386	43%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $119.7 million in third quarter 2020, up $49.7 million from $70.1 million in the prior year quarter. The increase primarily stemmed from unusually high retained weather losses in the current year quarter, including $24.5 million of catastrophe losses and $22.8 million of non-catastrophe weather losses, and from higher non-weather current accident year losses.  Favorable prior year reserve development was higher than the prior year quarter, partly offset by lower income from vertically integrated operations.

Policy acquisition costs

Policy acquisition costs (“PAC”) were $32.0 million in third quarter 2020, up 19.8% from $26.7 million in the prior year quarter. The increase is primarily attributable to growth, in written premium and reduced ceding commission income.

General and administrative expenses

General and administrative (“G&A”) expenses were $17.9 million in third quarter 2020, down 16.6% from $21.5 million in the prior year quarter. The decrease is primarily attributable to lower compensation expense associated with reduced profitability, and lower travel and technology costs.

	For the Three Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating (loss) income	(4,482)	13,484	(17,966)	(133)%
Interest expense, net	2,251	2,401	(150)	(6)%
Other non-operating expense, net	—	—	—	NM
(Loss) Income before income taxes	(6,733)	11,083	(17,816)	(161)%
(Benefit) provision for income taxes	(1,500)	2,950	(4,450)	(151)%
Net (loss) income	$(5,233)	$8,133	$(13,367)	(164)%
Basic net (loss) income per share	$(0.19)	$0.28	$(0.47)	(167)%
Diluted net (loss) income per share	$(0.19)	$0.28	$(0.47)	(167)%

Interest expense, net

Net interest expense was $2.3 million in third quarter 2020, effectively flat with $2.4 million in the prior year quarter.

Provision for income taxes

Benefit for income taxes was $1.5 million in third quarter 2020 compared to a provision for income taxes of $3.0 million in the prior year quarter. The effective tax benefit was 22.3% in third quarter 2020, 4.3 points below the prior year quarter’s 26.6% effective tax rate. The lower effective tax benefit in the current year quarter reflects the impact of permanent differences on lower taxable income which reduces the effective tax benefit on pretax losses. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net income

Third quarter 2020 net loss was $5.2 million, compared to net income of $8.1 million in the prior year quarter. The decrease is primarily due to a higher net loss ratio, partly offset by higher realized investment gains and net premiums earned.

Ratios

	For the Three Months Ended September 30,
(Unaudited)	2020	2019
Ceded premium ratio	45.8%	46.5%

Net loss and LAE ratio	86.6%	56.6%
Net expense ratio	36.1%	38.9%
Net combined ratio	122.7%	95.5%

Ceded premium ratio

The ceded premium ratio was 45.8% in third quarter 2020, down 0.7 points from 46.5% in the prior year quarter. The decrease is primarily attributable to higher gross premium earned, which outweighed the increase in ceded premium for the quarter.

Net loss and LAE ratio

The net loss ratio was 86.6% in third quarter 2020, up 30.0 points from 56.6% in the prior year quarter. The increase primarily stems from unusually high weather losses, worse current accident year reserve development and lower income from vertically integrated operations, partly offset by better prior year reserve development.

Net expense ratio

The net expense ratio was 36.1% in third quarter 2020, down 2.8 points from 38.9% in the prior year quarter. The decrease primarily stems from lower G&A expenses as described above.

Net combined ratio

The net combined ratio was 122.7% in third quarter 2020, up 27.2 points from 95.5% in the prior year quarter. The increase stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	For the Nine Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
REVENUE:	(in thousands)
Gross premiums written	$797,776	$702,491	$95,285	14%
Change in gross unearned premiums	(66,287)	(12,326)	(53,961)	438%
Gross premiums earned	731,489	690,165	41,324	6%
Ceded premiums	(338,197)	(342,529)	4,332	(1)%
Net premiums earned	393,292	347,636	45,656	13%
Net investment income	9,783	11,157	(1,374)	(12)%
Net realized and unrealized gains	20,377	3,132	17,245	551%
Other revenue	10,385	10,878	(493)	(5)%
Total revenue	$433,837	$372,803	$61,034	16%

Gross premiums written

Gross premiums written were $797.8 million for the nine months ended September 30, 2020, up 13.6% from $702.5 million in the prior year period. The increase reflects 14.1% growth outside Florida and 13.0% growth in Florida.

Gross premiums earned

Gross premiums earned were $731.5 million for the nine months ended September 30, 2020, up 6.0% from $690.2 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums earned

Ceded premiums earned were $338.2 million for the nine months ended September 30, 2020, down 1.3% from $342.5 million in the prior year quarter. The slight decrease reflects a reduction in the cost of our 2019-2020 catastrophe excess-of-loss reinsurance program, partly offset by an increase in the cost of our 2020-2021 program.

Net premiums earned

Net premiums earned were $393.3 million for the nine months ended September 30, 2020, up 13.1% from $347.6 million in the prior year period. The increase reflects higher gross premiums earned and lower ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, for the nine months ended September 30, 2020, was $30.2 million, up from $14.3 million in the prior year period. The increase is primarily due to opportunistic sales of fixed income securities which held significant unrealized gains.

Other revenue

Other revenue was $10.4 million for the nine months ended September 30, 2020, relatively flat with the prior year period.

Total revenue

Total revenue was $433.8 million for the nine months ended September 30, 2020, up 16.4% from $372.8 million in the prior year period. The increase stems from higher net premiums earned and realized investment gains, as described above.

	For the Nine Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	266,769	206,490	60,279	29%
Policy acquisition costs	92,243	79,793	12,450	16%
General and administrative expenses	59,583	58,465	1,118	2%
Total operating expenses	418,595	344,748	73,848	21%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $266.8 million for the nine months ended September 30, 2020, up $60.3 million from $206.5 million in the prior year period. The increase stems from higher retained weather losses and lower income from vertically integrated operations, partly offset by more favorable prior year reserve development.

Policy acquisition costs

Policy acquisition costs were $92.2 million for the nine months ended September 30, 2020, up 15.6% from $79.8 million in the prior year period. The increase is primarily attributable to policy count growth and reduced ceding commission income.

General and administrative expenses

General and administrative expenses were $59.6 million for the nine months ended September 30, 2020, up 1.9% from $58.5 million in the prior year period. The increase is primarily attributable to increased headcount associated with premium growth and lower ceding commission income.

	For the Nine Months Ended September 30,
(Unaudited)	2020	2019	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income	15,242	28,055	(12,813)	(46)%
Interest expense, net	5,939	6,502	(563)	(9)%
Other non-operating expense, net	—	48	(48)	NM
Income before income taxes	9,303	21,505	(12,201)	(57)%
Provision for income taxes	2,784	5,687	(2,903)	(51)%
Net income	$6,519	$15,818	$(9,298)	(59)%
Basic net income per share	$0.23	$0.54	$(0.31)	(57)%
Diluted net income per share	$0.23	$0.54	$(0.31)	(57)%

Interest expense, net

Interest expense was $5.9 million for the nine months ended September 30, 2020, down $0.6 million from $6.5 million in the prior year period. The year-over-year decrease stems from a lower principal amount of outstanding debt and a lower blended interest rate.

Provision for income taxes

Provision for income taxes was $2.8 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the current year period was 29.9%, 3.5 points higher than the prior year’s 26.4%. The higher effective tax rate relates to permanent tax differences, which have a greater impact when pre-tax income is lower, and a higher overall state income tax rate associated with our diversification outside Florida. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net income

Net income for the nine months ended September 30, 2020 was $6.5 million ($0.23 per diluted share) compared to $15.8 million ($0.54 cents per diluted share) in the prior year period. The decrease is primarily due to a higher net loss ratio, partly offset by a lower ceded premium ratio, as described below.

	For the Nine Months Ended September 30,
(Unaudited)	2020	2019
Ceded premium ratio	46.2%	49.6%

Net loss and LAE ratio	67.8%	59.4%
Net expense ratio	38.6%	39.8%
Net combined ratio	106.4%	99.2%

Ceded premium ratio

The ceded premium ratio was 46.2% for the nine months ended September 30, 2020, down 3.4 points from 49.6 % in the prior year period. The decrease is primarily attributable to a reduction in the cost of our 2019-2020 catastrophe excess-of-loss reinsurance program, partly offset by the higher cost of our 2020-2021 catastrophe excess-of-loss reinsurance program, as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 67.8% for the nine months ended September 30, 2020, up 8.4 points from 59.4% in the prior year period. The increase primarily stems from higher retained weather losses and lower income from vertically integrated operations, partly offset by higher favorable prior year reserve development and a lower ceded premium ratio. Weather losses in the current nine month period included Hurricanes Isaias, Laura and Sally and hail, tornado and wind events in the southeast.

Net expense ratio

The net expense ratio was 38.6% for the nine months ended September 30, 2020, 1.2 points lower than 39.8% in the prior year period. The decrease primarily stems from a lower G&A ratio, partly offset by a higher PAC ratio.

Net combined ratio

The net combined ratio was 106.4% for the nine months ended September 30, 2020, up 7.2 points from 99.2% in the prior year period. The decrease stems from a higher net loss ratio partly offset by a decrease in the net expense ratio, as described above.

Liquidity and Capital Resources

As of September 30, 2020, we had $509.6 million of cash and cash equivalents, which primarily consisted of cash and money market accounts. We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re Ltd. (“Osprey”), our captive reinsurance company. During the third quarter of 2020, we benefitted from favorable pricing on certain fixed income security investments and recognized significant realized gains for the quarter. We intends to methodically re-invest the cash proceeds as opportunities are identified.  In addition, we have $5.4 million in restricted cash primarily related to our state insurance department depository requirements.

Osprey is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates. At September 30, 2020, approximately $36 million was held in Osprey’s trust account.

On November 2, 2020, we announced that our Board of Directors extended our existing stock repurchase program by one year to a December 31, 2021 expiration and increased the authorization under the program from the $23.8 million remaining to $50 million. We are authorized to repurchase up to $50 million of our common stock through December 31, 2021 under a Rule 10b5-1 trading plan, which allows us to repurchase shares below a predetermined price per share. The timing and amount of any repurchases will be determined based on market conditions and other factors and the program may be discontinued or suspended at any time.

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

Cash Flows

	For the Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$118,561	$116,153	$2,408
Investing activities	136,642	(100,646)	237,288
Financing activities	(23,178)	(34,092)	10,914
Net increase (decrease) in cash and cash equivalents	$232,025	$(18,585)	$250,610

Operating Activities

Net cash provided by operating activities was $118.6 million for the nine months ended September 30, 2020 compared to cash provided of $116.2 million for the comparable period in 2019. The decrease in cash from operating activities relates primarily to timing of cash flows associated with reinsurance deposit premium payments during the first nine months of 2020 compared to the first nine months of 2019.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $136.6 million as compared to cash used of $100.6 million for the comparable period in 2019. The change in cash provided or used for investing activities relates to sales of fixed income securities in the current period compared to funds allocated for investment in the prior year period.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $23.2 million, as compared to cash used in financing activities of $34.1 million for the comparable period in 2019. The reduction in cash used in financing activities relates primarily to payment of our term note in the first nine months of 2019, coupled with a decrease in stock repurchases period over period.

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

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2020, the Company had in aggregate $61.9 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2020, the Company’s effective interest rate for both the Term Loan Facility and the Revolving Credit Facility was 3.44% per annum.

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

In the third quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, leaving

$23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes in the third and fourth quarters of 2019 or in the first three quarters of 2020.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended September 30, 2020, we reassessed our critical accounting policies and estimates as disclosed within our 2019 Form 10-K. As disclosed in Note 1 to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” we adopted on January 1, 2020, ASU 2016-13, Financial Instruments – Credit Losses, and we have made no further material changes or additions with regard to such policies and estimates.

Contractual Obligations

The following table represents our contractual obligations for which cash flows are fixed or determinable as of September 30, 2020:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Convertible debt	$37,512	$344	$2,751	$2,751	$31,666
Note Payable (1)	82,106	4,673	20,164	57,268	—
Mortgage loan	19,940	223	1,786	1,786	16,145
FHLB agreement	21,183	177	1,205	19,802	—
Lease obligations	9,843	396	3,154	2,599	3,694
Total Contractual Obligations	$170,584	$5,812	$29,061	$84,206	$51,505

(1)	Represents the principal and interest payments per the terms of the Credit Facility debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at September 30, 2020 included fixed maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a group of nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. We evaluate our available-for-sale securities for future expected credit losses and report any allowance in the income statement. We classify our equity securities as available-for-sale and report any unrealized gains or losses in the income statement. As such, any material temporary changes in the fair value of such securities can adversely impact the carrying value of our stockholders’ equity.

Interest Rate Risk

Our fixed maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed maturity securities at September 30, 2020 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change in Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$405,739	$(39,742)	(8.92%)
200 basis point increase	$418,994	$(26,486)	(5.95%)
100 basis point increase	$432,242	$(13,239)	(2.97%)
100 basis point decrease	$456,733	$11,252	2.53%
200 basis point decrease	$461,104	$15,623	3.51%
300 basis point decrease	$461,505	$16,024	3.60%

In addition, we have variable interest rate indebtedness under our Credit Facilities which bears interest at a rate that references LIBOR. As of September 30, 2020, we had in aggregate $61.9 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility each bearing interest at 3.44% per annum. There is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase

Credit Risk

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed maturities. We mitigate this risk by investing in fixed maturities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector. A majority of the securities in an unrealized gain position as of September 30, 2020 held an A rating or better. We do not intend to sell these investments until recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time.

The following table presents the composition of our fixed maturity portfolio by rating at September 30, 2020 (in thousands):

	Amortized Cost	% of Total Amortized Cost	Estimated Fair Value	% of total Estimated Fair Value
AAA	$89,349	20.4%	$91,392	20.5%
AA+, AA, AA-	$190,296	43.5%	$193,217	43.4%
A+, A, A-1+	$104,587	23.9%	$107,130	24.0%
BBB+, BBB, BBB-	$52,203	11.9%	$53,133	11.9%
Not rated	$601	0.1%	$608	0.1%
Total	$437,036	100%	$445,481	100%

Equity Price Risk

Our equity investment portfolio at September 30, 2020 consists of $1.6 million of Federal Home Loan Bank membership stock. The investment is recorded at cost and adjusted, if and when subsequent price changes are provided by the institution. Such changes in the basis of the equity investment are recognized in net realized and unrealized gains and losses on the Company’s consolidated statements of operations. As of September 30, 2020, the Company recorded in aggregate $58,400 in dividends and reduced its membership stock holdings by $25,700.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2020.

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

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

•

We expect that the impact of COVID-19 on general economic activity could negatively impact our premium volumes. While we did not experience this impact for the first three quarters of 2020, we anticipate premium volumes, particularly in new sales volumes, could be adversely affected prospectively if economic conditions worsen and home purchases in our geographies decline materially. If premium volumes were to decrease materially, our earned premium would also decline and we could experience an increase in our net operating expense ratio.

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

The situation surrounding COVID-19 remains fluid. The rapid spread of the COVID-19 virus, the persistence of the resulting pandemic and measures implemented to combat it may have an adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is likely that there will be future negative effects that we cannot presently predict, including near term effects. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

Item 6. Exhibits

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

101

The following financial information from the Quarterly Report on Form 10-Q of Heritage Insurance Holdings, Inc. for the quarter ended September 30, 2020, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Cash Flow Statement; (iv) Condensed Consolidated Statement of Stockholders' Equity; and (v) Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 5, 2020	By:	/s/ BRUCE LUCAS
Bruce Lucas
Chairman and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2020	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)