Form 10-K
period 2020-12-31
Heritage Insurance Holdings, Inc.
filed 2021-03-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $331,358,388 on June 30, 2020, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 1, 2021, the number of shares outstanding of the Registrant’s common stock was 27,965,190.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, non-collectability of reinsurance and our ability to obtain reinsurance on terms and at a cost acceptable to us;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately access and price the risks we underwrite;
•	our failure to identify suitable business acquisitions, effectively manage our growth and integrate acquired companies;
•	our failure to execute our diversification strategy;
•	our reliance on independent agents to write insurance policies for us on a voluntary basis and our ability to attract and retain agents;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our inability to maintain our financial stability rating;
•	our ability to access sufficient liquidity or obtain additional financing to fund our operations and expand our business;
•	our inability to generate investment income;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	lack of effectiveness of exclusions and loss limitation methods in the insurance policies we assume or write;

•	the regulation of our insurance operations;
•	changes in regulations and our failure to meet increased regulatory requirements, including minimum capital and surplus requirements;
•	litigation or regulatory actions;
•	regulation limiting rate increases or that require us to participate in loss sharing or assessments;
•	the terms of our indebtedness;
•	our ability to maintain effective internal controls over financial reporting;
•	certain characteristics of our common stock;
•

the continued and potentially prolonged impact of COVID-19 on the economy, demand for our products and our operations, including measures taken by the governmental authorities to address COVID-19, which may precipitate or exacerbate other risks and/or uncertainties;

•	failure of our information technology systems or those of our key service providers and unsuccessful development and implementation of new technologies;
•	a lack of redundancy in our operations; and
•	our failure to attract and retain qualified employees and independent agents or our loss of key personnel.

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

Our Business

Heritage Insurance Holdings, Inc., (“we”, “our”, “us”, “Heritage” and the “Company”) is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance through our insurance company subsidiaries. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by a highly experienced and diverse management team with significant expertise in the residential property insurance industry and deep industry relationships.

Our insurance subsidiaries include:

•	Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential property insurance and commercial general liability insurance;
•	Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; and
•	Zephyr Insurance Company (“Zephyr”), which provides personal residential wind-only property and multi-peril property insurance.

Our financial strength ratings are important in establishing our competitive position and can impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA’s ratings assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following insurance financial strength ratings (“IFSR”) to our key operating subsidiaries. Additionally, KBRA has assigned an investment grade issuer rating to the Company. The outlook for all ratings is stable.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	A-	N/A
Heritage Insurance	N/A	N/A	BBB-

We also provide insurance and insurance-related services through the following operating subsidiaries:

•	Osprey Re Ltd. (“Osprey”), our captive reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance company subsidiaries;
•	Heritage MGA, LLC, our managing general agent;
•	NBIC Service Company, which provides services to NBIC;
•	Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims and provider of restoration, emergency and recovery services;
•	Skye Lane Properties, LLC, our property management subsidiary; and
•	First Access Insurance Group, LLC, our retail agency and reinsurance intermediary.

Our Company

Our primary products are personal and commercial residential property insurance. On an admitted basis, we provide personal residential insurance in fourteen eastern and gulf states and commercial residential insurance in three of those states. We also write personal residential insurance on an admitted basis in Hawaii and on an excess and surplus lines basis in California. We are licensed, but inactive, in Pennsylvania.

We conduct our operations under one business segment.

As of December 31, 2020, we had 568,068 personal residential policies in force, representing $969.0 million of annualized premium, 3,074 commercial residential policies in force, representing $104.4 million of annualized premium, and 9,904 commercial general liability policies in force, representing $9.0 million of annualized premium, for a total of 581,046 policies and $1.1 billion annualized premium. For the years ended December 31, 2020, 2019 and 2018, we had gross premiums written of $1.1 billion, $937.9 million and $923.3 million, respectively and operating income of $10.2 million, $49.6 million and $69.5 million, respectively. At December 31, 2020 and 2019, we had total assets of $2.1 billion and $1.9 billion, respectively, and total stockholders’ equity of $442.3 million and $448.8 million, respectively.

Our Strategy

Our overall strategy is to grow organically and geographically diversify our property insurance operations to achieve consistent positive results for our shareholders, while mitigating risk from a single or series of catastrophic weather events. We believe this diversification also increases our supply of risk transfer partners and optimizes reinsurance pricing. We intend to continue to grow profitably by undertaking the following:

Improve the Profitability of our Portfolio

We have significantly expanded our marketing efforts exclusive of the tri-county portion of Florida. We believe that our goal to improve the profitability of our business will be achieved through disciplined underwriting and rate adequacy, as well as a robust reinsurance program. The 2020 year included numerous hurricane and other extreme weather events and our reinsurance program mitigated a significant portion of the gross losses incurred. We have taken underwriting and rate actions to improve the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils. Our total insured value for personal lines business in Dade and Broward counties has decreased each year by over 15% beginning in 2017 and as of December 31, 2020, personal residential property insurance in Dade and Broward counties accounted for approximately 2.3% of our total insured value.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance, and we trade with high quality reinsurers who are either rated or who collateralize our risk transfer. Our reinsurance program includes excess of loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain reasonable pricing and contract terms and conditions. We entered into fully collateralized multi-year catastrophe reinsurance agreements funded through the issuance of catastrophe bonds by Citrus Re in years 2014 through 2017. We will continue to evaluate cost-efficient alternatives to traditional reinsurance. Each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and by in-sourcing critical aspects of claims adjusting and repair services. We have over 200 full-time employees dedicated to claims management. We have additional contracted claims adjusting and loss mitigation resources in all states in which we conduct business and have deployed those additional resources as needed. Our CAN subsidiary provides emergency claims and repair services to our policyholders. While CAN’s initial operations were in Florida only, it has expanded to our northeastern and southeastern states and Hawaii. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.

Expand and Cultivate Relationships with Large Independent Agencies

As described in our competitive strengths below, we believe that continuing to expand and cultivate our relationships with large independent agencies and other stakeholders will foster continued organic growth. We have also established relationships with auto insurance carriers who package their auto product with our residential property insurance product to provide growth opportunities.

Develop IT Solutions to More Effectively Service our Customers

We continuously work to enhance our technology resources in order to better serve our agents and policyholders, streamline our processes and improve efficiency. We have made it a priority to transition each of our insurance companies to the same policy and claims system, which provides efficiencies for our personnel as well as our agency networks.

Our Competitive Strengths

We believe that our growth to date and our ability to capitalize on our future growth prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Ernesto Garateix, Chief Executive Officer, Kirk Lusk, Chief Financial Officer and a highly experienced and diverse senior management team with significant expertise in the residential property insurance industry and deep industry relationships. Our former President, Richard Widdicombe, serves as Chairman of the Board.

Strong, Conservative Capital Structure

As of December 31, 2020, we had stockholders’ equity of $442.3 million and Heritage P&C, NBIC and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $136.3 million, $114.1 million and $82.9 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and Demotech.

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

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjusting, water mitigation, and repair services provides us with a competitive advantage. Through our management of both claims adjusting and repair services, we are less reliant on third parties and are generally able to begin the adjustment and mitigation process in a timely manner, benefitting loss costs. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

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

Relationships with Independent Agents and National Underwriters

We have developed relationships with a large network of independent insurance agents. We have partnerships with certain large retail agencies which amplify our production. We believe we have been able to build this network due to our financial stability, disciplined underwriting, claims and mitigation capabilities, customer service, and robust reinsurance program. We have forged strategic relationships with national insurers and agencies that provides us access to their agent and production networks. The Products and Distribution section below describes the breadth of our agency network.

COVID-19 Update

With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Approximately 12% of our total personnel are currently working from home full-time with approximately 66% working on a hybrid schedule between office and home. Our corporate and remote offices remain operational, and we are practicing social distancing, enhanced cleaning protocols, usage of personal protective equipment and other preventative measures.

We continue to monitor the short-and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. During the year ended December 31, 2020, we saw virtually no impact to our business. As a residential property insurer, we view our business as largely insulated from the effects of the pandemic because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition.

Although we have not experienced a significant amount of payment delays, or non-payment, there may be delays in premium payments in geographies that require us to grant policyholders additional time to pay their premiums and, under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

Global credit and financial markets experienced extreme volatility and disruptions during the second quarter of 2020 as a result of the COVID-19 pandemic, including diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates and uncertainty about economic stability. Notwithstanding these actual and potential impacts, we currently believe that our cash on hand, availability under our revolving credit facility and expected earnings give us sufficient liquidity to fund our operations. However, if we need additional liquidity at a time when equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Our Competition

The market for residential property insurance is highly competitive in the states in which we conduct business. We primarily compete against single state or regional carriers, but also compete to varying degrees against large national carriers and state-sponsored homeowners’ insurance entities. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, including a robust reinsurance program, streamlined processes, and vertical integration of loss mitigation and repair services. On a year-to-date basis, as of the third quarter for each of the last five years, we rank in the top 25 writers of homeowners’ insurance business nationwide. Our market share by state varies depending upon our premium volume and that of competing property insurance writers in those states.

Products and Distribution

Heritage P&C writes voluntary personal residential insurance policies through a network of more than 2,700 independent agents in the states in which it is licensed. Approximately 25% of our new premium is written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida.

NBIC writes personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 500 retail independent agents, representing over 800 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent approximately $71 million, or 18.1% annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York.

Zephyr writes personal and commercial insurance policies through a network of approximately 70 independent agencies in Hawaii. Approximately 50.8% of our voluntary premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

Our Market

The following charts depict the distribution of our in-force premium as of December 31, 2020 and 2019, respectively.

2020 IN FORCE PREMIUM2019 IN FORCE PREMIUM

RI
3%
SC
2%
HI
5%
NY
18%
FL PRES
41%
NJ
7%
MA
6%
Other
2%
NC
3%
CT
2%
CGL
1%
FL CRES
10%

RI
3%
SC
0%
HI
6%
NY
20%
FL PRES
43%
NJ
8%
MA
7%
Other
1%
NC
2%
CT
1%
GL
1%
FL CRES
8%

* * Other includes AL, CA, CT, DE, GA, MS, RI, SC & VA

CRES = commercial residential insurance

PRES = personal residential insurance

Underwriting

Our management establishes underwriting criteria for policies we accept. For consistency, efficiency, and compliance with our underwriting standards, our underwriting process is generally automated with our predetermined criteria programmed into our policy system. Certain policies have characteristics which require an independent review by our underwriters. Our underwriters evaluate and accept only those risks that they believe will enable us to achieve an underwriting profit. To achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing risk relative to the risk to be assumed or written.

All of our underwriting is performed internally. The underwriting team includes actuarial staff, underwriters, our risk management team, and product development personnel. Our underwriting team leverages our proprietary data analytics, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence, premiums to be received from insuring the residence, geographic concentrations of policyholders and the cost of reinsurance. The underwriting criteria that we consider will continue to evolve as our business grows.

We also review our expiring policies to determine if those risks continue to meet our underwriting guidelines. If a given policy no longer meets our criteria, we will take appropriate action, including raising rates, or, to the extent permitted by applicable law, not offering to renew the policy.

Policy Administration

We utilize web-based software solutions and insurance personnel to perform policy administration services, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of an increasing number of policies as we grow and expand, and provide detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria, as necessary. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our customers on a timely basis.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial claim submission to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. Claims from policyholders are reviewed by our managers and staff adjusters, who assess the extent of the loss, which may include thorough on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims to and ensure timely responses to our policyholders. Our CAN subsidiary performs both catastrophe and non-catastrophe related repair and remediation services. We deployed our extensive resources at CAN to perform emergency claim services and repairs in the aftermath of Hurricanes Irma, Florence and Michael. Our CAN network has been expanded to other states in which we conduct business. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.

To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed the Platinum Program, which provides participating customers with a 10% discount on their claim deductible, and gives us control over inspection, claims adjusting and repair services.

Loss and Loss Adjustment Expense Reserves

Our liability for losses and loss adjustment expenses represents our preliminary estimated ultimate liability of (i) claims that have been incurred and reported, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2020, 2019 and 2018, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2019 and 2020, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure on catastrophe and non-catastrophe losses and provides ceding commission income. Our per risk program limits our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

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

For the contract period ending May 31, 2021, we purchased catastrophe excess of loss reinsurance from the following sources: (i) FHCF (i.e. Florida residential admitted market risks only), and (ii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized. There is no single reinsurer representing more than 10% of the limit purchased for our program. Other than the FHCF the chart below lists our third-party reinsurers with A.M. Best and S&P ratings for all Heritage insurance company subsidiaries as of December 31, 2020. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reinsurer	AM Best Rating	S&P Rating
Aeolus Re Ltd./Keystone PF Segregated Account	Fully Collateralized	NR
Allianz Risk Transfer (Bermuda) Limited (obo PIMCO), Allianz Risk Transfer AG (Bermuda Branch)	A+ g	AA-
Allied World Re Mngt Company/Allied World Insurance Company, Allied World Assurance Company, Ltd	A g	A-
American Agricultural Insurance Company	A	NR
Arch Reinsurance Company	A+ g	A+
Arch Reinsurance Limited	A+	A+
Ariel Re Bda Limited/Argo Re Ltd.	A-	NR
Ark Underwriting Inc/Lloyds Syndicate 4020	A	A+
Ascot Bermuda Limited	A g	NR
Ascot Underwriting Inc./Lloyd's Syndicate 1414 (ASC)	A	A+
Aspen Bermuda Limited	A g	A-
Axis Reinsurance Company, AXIS Specialty Limited	A g	A+
BGS Services (Bermuda) Limited/Lloyd's Syndicate 2987	A	A+
Brit Insurance Services USA, Inc/BRT Syndicate 2987 at Lloyd`s	A	A+
Chaucer Bermuda	A g	A-
China Property & Casualty Reinsurance Company Ltd.	A g	A
Chord Re Consortium 9840	A	A+
Chubb Tempest Re/ACE P and C	A++ g	AA
Chubb Tempest Reinsurance Ltd.	A++	AA
D.E. Shaw Re (Bermuda), Ltd./Segregated Account DE2020-420	Fully Collateralized	NR
DaVinci Reinsurance Ltd.	A	A+
Eclipse Re Ltd/Segregated Account EC0028	Fully Collateralized	NR
Employers Mutual Casualty Company	A	NR
Endurance Assurance Corporation	A+ g	A+
Everest Reinsurance Company	A+ g	A+
Fidelis Insurance Bermuda Limited, Fidelis Underwriting Limited	A g	A-
Fubon Insurance Co., Ltd.	A )	A-
General Insurance Corporation of India	B++	NR
Hannover Rueck SE	A+	AA-
Harco National Ins Co	A- p	NR
Hiscox Insurance Company (Bermuda) Limited	A g	A
Horseshoe Re Limited/Segregated Account CC0071	Fully Collateralized	NR
Insurance Company of the West	A p	NR
Liberty Mutual Insurance Company	A p	A
Lloyd's Syndicate(s)	A	A+
Munich Reinsurance America, Inc.	A+ g	AA-
Nautical Management Ltd on behalf of Syndicate 2357	A	A+
New India Assurance Company Limited	B++	NR
Odyssey Reinsurance Company	A	A-
Osprey Re Ltd.	Fully Collateralized	NR
Partner Reinsurance Company Limited	A+ g	A+
Prospero Re Ltd.	Fully Collateralized	NR
Qatar Reinsurance Company Limited	A g	A
Renaissance Reinsurance Ltd, U.S. Inc.	A+ g	A+
Satec Srl/New Reinsurance Company Ltd.	A+ g	AA-
SCOR Reinsurance Company	A+ g	AA-
Swiss Reinsurance America Corporation	A+ g	AA-
Taiping Reinsurance Company Limited	A	A
Third Point Reinsurance (USA) Ltd.	A- ug	NR
Toa Reinsurance Company of America	A g	A+
Trans Re obo Integral ILS	A++	AA+
Transatlantic Reinsurance Company	A+	A+
TransRe/General Reinsurance Corporation	A++	AA+
Validus Americas/Validus Reinsurance (Switzerland) Ltd	A g	A
Vantage Risk Ltd.	A- g	NR
XL Bermuda Ltd.	A+	AA-
XL Reinsurance America Inc.	A+ g	A+ g

Investments

Our investments are managed by third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our invested assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of three to five years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities, high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. Refer to Note 3 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2020, we held $441.0 million in cash and cash equivalents and $589.0 million in investments, which were comprised of $561.0 million in fixed maturities, $1.6 million in common stock and $26.4 million other invested assets. Of the $561.0 million of fixed maturities, $21.6 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Seasonality of our Business

Our insurance business is seasonal; hurricanes typically occur during the period from June 1 through November 30 and winter storms generally impact the first and fourth quarters, while hail and severe convective storms typically occur in the first and second quarters. Because our catastrophe reinsurance program incepts on June 1 annually, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will be incurred over the twelve month period beginning with that date subject to certain adjustments.

Government Regulation

The insurance industry is extensively regulated. Our insurance company subsidiaries are subject to the laws and regulations of the states in which they conduct business. The insurance regulatory statutes and rules provide for regulation of virtually all aspects of the business of insurance companies. The states in which we conduct business, like many states, have adopted several model laws and regulations as promulgated by the National Association of Insurance Commissioners (“NAIC”). State statutes and administrative rules generally require each insurance company that is part of a holding company group to register with the department of insurance in its state of domicile and to furnish information concerning the operations of the companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the group. As part of its registration, each insurance company must identify material agreements, relationships and transactions with affiliates, including without limitation loans, investments, asset transfers, transactions outside of the ordinary course of business, certain management, service, and cost sharing agreements, reinsurance transactions, dividends and consolidated tax allocation agreements. In some instances, individual state insurance laws and regulations are even more stringent than those promulgated by the NAIC or other states.

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

Over the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further regulatory authorities have relatively broad discretion to impose fine, sanctions, and other penalties, and to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

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

Human Capital

At December 31, 2020, we had approximately 641 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. We provide all employees a wide range of professional development experiences, both formal and informal. Our formal offerings include leadership development experiences, vocational training, and a certification program. Most training and courses are delivered virtually.

We are committed to the health and safety of our employees. During 2020, as a result of the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government orders in all the counties and states where we operate. In an effort to keep our employees safe and to maintain operations during the COVID-19 pandemic, we have implemented a number of new health-related measures including, the requirement of face-masks while on company property, increased hygiene, cleaning and sanitizing procedures at all locations, implementing social-distancing procedures, providing employees the option to work remotely, and limiting in-person meetings and other gatherings.

Further, the health and wellness of our employees are critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. Additionally, we provide competitive compensation and benefits. In addition to salaries, these programs, which vary by state, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, telemedicine, paid time off, family leave, employee assistance programs and free education, training and development programs.

Our Company is committed to the wellness of its employees and its community and as part of that commitment we have volunteer programs to support our local community’s wellness which provides our employees paid time to volunteer to Heritage-sponsored volunteer opportunities.

Available Information

We make available free of charge on our investor website, investors.heritagepci.com, all materials that we file electronically with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. During the period covered by this Form 10-K, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC. To access these filings, go to the Company’s website at https://investors.heritagepci.com and under the “Investors” heading, click on “Financial Information” then “SEC Filings”.

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our principal corporate offices are located at 2600 McCormick Drive, Suite 300, Clearwater, Florida 33759.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and loss adjustment expenses, also referred to as loss reserves. Our current loss reserves are based primarily on our historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us. Our claims experience and our experience with the risks related to certain claims is inherently limited. We use company historical data to the extent it is available and rely on industry historical data which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results and our ability to expand our business and to compete in the property and casualty insurance industry may be negatively affected.

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

We have exposure to unpredictable catastrophes that are more pronounced because a large portion of our insurance business is conducted in coastal states, which exposure can materially and adversely affect our financial results.

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, tropical storms, snowstorms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather-related catastrophes. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. As of December 31, 2020, all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, earthquakes, and winter storms. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2020 through May 31, 2021, we have purchased up to approximately $2.6 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.

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

In addition, the uncertainties inherent in the reserving process, together with the potential for unforeseen developments, including changes in laws and the prevailing interpretation of policy terms, may result in losses and loss adjustment expenses materially different from the reserves initially established. Changes to prior year reserves will affect current underwriting results by increasing net income if the prior year reserves prove to be redundant or by decreasing net income if the prior year reserves prove to be insufficient. We may not record contingency reserves to account for expected future losses. As a result, we expect volatility in operating results in periods in which significant loss events occur because generally accepted accounting principles do not permit insurers or reinsurers to reserve for loss events until they have occurred and are expected to give rise to a claim. We anticipate that claims arising from future events may require the establishment of substantial reserves from time to time.

We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s risk under an insurance policy to another insurance company. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. We use reinsurance arrangements to significantly limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. Our ability to recover amounts due from reinsurers under the reinsurance treaties we currently have in effect is subject to the reinsurance company’s ability and willingness to pay and to meet its obligations to us. We attempt to select financially strong reinsurers with an A.M. Best or S&P rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we also rely on our reinsurance broker and rating agencies in evaluating our reinsurers’ ability to meet their obligations to us.

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. No single private reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential insurance companies that write admitted business in Florida, including Heritage P&C, are required to obtain reinsurance through the FHCF, and this coverage comprises a substantial portion of the Heritage P&C reinsurance program for our Florida insured properties. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, the FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Our success depends on our ability to adequately assess risk and set premiums accordingly, and our failure to do so could affect the growth of our business and adversely impact our financial results.

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

Part of our growth strategy is to expand through the acquisition of complementary businesses. This could occur through an acquisition of a company or a portion of a company’s business. There can be no assurance that suitable candidates for business acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations and information systems, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

In connection with an acquisition, we could incur debt, recognize amortization expenses related to intangible assets, have to take large and immediate write-offs and assume liabilities. We may also use our common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to receive our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

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

We write personal and commercial insurance policies through a network of independent agents. Of our network of 2,700 southeast U.S. independent agents, approximately 25.0% of new business is affiliated with eight large agency networks with which we have entered into master agency agreements, which are generally terminable with notice. Of our network of approximately 500 retail independent agents for business in the northeastern U.S., our eight largest relationships represent approximately $71.0 million in annualized premiums. Of our network of approximately 70 Hawaiian independent agencies, approximately 50.8% are affiliated with three large multi-producer agencies.

Our strategic focus is to grow the number of policies written, which meet our underwriting criteria, throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the amount of products we are able to sell, which would negatively impact our results of operations.

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

We rely on our claims department and any outsourced claims resources to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:

•	the accuracy of our adjusters as they make their assessments and submit their estimates of damages;
•	the training, background and experience of our claim’s representatives;
•	the ability of our claims department to ensure consistent claims handling;
•	the ability of our claims department to translate the information provided by adjusters into acceptable claims resolutions; and
•	the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance company affiliates currently maintain a Demotech rating of “A” (“Exceptional”) or higher. Our insurance company subsidiaries and our parent company are also rated BBB- or better by KBRA. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

Our future growth and future capital requirements will depend on our ability to expand the number of insurance policies we write, to expand the kinds of insurance products we offer and to expand the geographic markets in which we do business, all balanced by the business risks we choose to assume and cede. These growth initiatives require capital. Our existing sources of funds include possible sales of common or preferred stock, incurring debt and our earnings from operations and investments. Unexpected catastrophic events in our coverage areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2020, approximately 95% of our total investments was invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry and multi-peril personal line business, in general, has continued to increase in recent years, principally driven by litigation and assignment of benefits (“AOB”) in the State of Florida. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. However, in July 2019, the Florida legislature enacted an AOB reform bill that intends to limit AOB litigation by creating requirements for the execution of an AOB and allowing an insurance policy to prohibit any AOB. There can be no assurance that this new legislation will reduce the future impact of AOB practices.

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

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure including:

•	employing proper underwriting processes;
•	carefully evaluating the terms and conditions of our policies;
•	geographic diversification; and
•	ceding insurance risk to reinsurance companies.

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

We are subject to extensive state regulation. The NAIC and state insurance regulators regularly examine existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the formation of new laws. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, and limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon increases or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2020, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our Florida subsidiary, HPCI, has agreed to continue to maintain a risk-based capital ratio of at least 300%. In connection with our acquisition of NBIC, we agreed to maintain a risk-based capital ratio of 375%.

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

Our revenues and operating performance will fluctuate due to statutorily approved assessments that support property and casualty insurance pools and associations.

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

Risks Relating to Financing

Our variable rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease.

Our financing costs may be adversely affected by changes in LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our term loan facility and revolving credit facility to calculate interest due to our lender. On July 27, 2018, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our credit agreement with our lender. This could have an adverse effect on our financing costs.

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

General Risk Factors

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

Beginning in March 2020, the global pandemic related to the novel coronavirus COVID-19 began to impact the global economy and our results of operations. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

•

We expect that the impact of COVID-19 on general economic activity could negatively impact our premium volumes. While we did not experience this impact for the four quarters of 2020, we anticipate premium volumes, particularly in new sales volumes, could be adversely affected prospectively if economic conditions worsen and home purchases in our geographies decline materially. If premium volumes were to decrease materially, our earned premium would also decline and we could experience an increase in our net operating expense ratio.

•

States and local governments may launch measures to combat the spread of COVID-19 and its new variants, including travel bans, quarantines and lock-downs of affected areas which could cause disruption to our distribution channel of independent agents which may have a negative impact on our revenues and financial condition.

•

In an effort to support insurance consumers during this pandemic, some states where we market our products have issued mandates or requests such as moratoriums on policy cancellations or non-renewals for non-payments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. These actions may result in delayed premium receipts, disrupting cash flows and increasing credit risk from policyholders unable to make timely premium payments.

•

We may experience increased claims, losses, litigation, and related expenses, as well as higher costs related to delays in adjusting claims, as a result of stay-at-home orders, quarantines, an increased proportion of individuals working from home, and an uptick in renovation work as a result.

•

There has been and there may continue to be increased volatility and declines in financial markets which, could negatively impact liquidity and credit availability and could continue to reduce the fair market value of, or result in the impairment of, invested assets held by the Company.

•	The decline in interest rates could reduce future investment results.

The situation surrounding COVID-19 remains fluid. The rapid spread of the COVID-19 virus and its variants, the persistence of the resulting pandemic and measures implemented to combat it may have an adverse effect on our business. Moreover, the longer the pandemic persists, the more material the ultimate effects are likely to be. It is possible that there will be future negative effects that we cannot presently predict, including near term effects. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 and its variants may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the pandemic, the pervasiveness of new variants of the virus, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease, including the effectiveness and availability of vaccines.

Our information technology systems, or those of our key service providers, may fail or suffer a loss of security which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy and claims administration process (i.e., handling and adjusting claims, the billing, printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on a continuous supply of electricity. The failure of these systems or disruption in the supply of electricity could interrupt our operations and result in a material adverse effect on our business.

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced technology, including modeling, underwriting and information technology systems. Because we intend to expand our business by writing additional policies, expanding to new geographic areas and entering into new lines of business, we are enhancing our information technology systems to handle and process an increased volume of policies. Additionally, we have engaged service providers to provide us with policy and other administration services for certain policies and we intend to continue to utilize third party systems as our policy count grows. The failure of any of these systems to function as planned could slow our growth and adversely affect our future business volume service levels and results of operations. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. Moreover, we cannot be certain that we would be able to replace these systems without slowing our underwriting or claims handling response time. A major defect or failure in our internal controls or information technology systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

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

The Company’s customers provide personal information that we store and maintain in our data warehouse and policy and claims systems. The Company has implemented systems and processes to protect against unauthorized access to or use of such personal information, but there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, the Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve. In addition, many of the third parties who provide products, services, or support to the Company could also experience any of the above cyber risks or security breaches, which could impact the Company’s policyholders and its business and could result in a loss of customers, suppliers or revenue.

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

Our future success depends on the efforts of our leadership team and workforce.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Type
Clearwater, Florida	Corporate Headquarters*	75,736	Company owned
Safety Harbor, Florida	Restoration Center	12,642	Company owned
Honolulu, Hawaii	Insurance Company HI, Operations	4,405	Leased
Johnston, Rhode Island	Insurance Company NE, Operations	28,098	Leased
Tampa, Florida	Corporate Headquarters*	89,000	Leased

* Approximately 75% of the building in Clearwater is leased to unaffiliated tenants. Following our planned relocation to our new Tampa headquarters, which is expected to occur in the second half of 2021, we intend to sublease the remaining available space at the Clearwater location to unaffiliated tenants.

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

Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”.

Holders of Record

As of March 1, 2021, we had 27,965,190 shares of common stock outstanding, including 219,084 shares of restricted stock for which restrictions have not lapsed.

As of March 1, 2021, there were 138 holders of record of our common stock.

Dividends

In March 2021, our board of directors declared a cash dividend of $0.06 per share. While we have historically declared dividends, the declaration and payment of dividends will be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Refer to Note 22 “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plan.

For information regarding the securities authorized for issuance under our equity compensation plans, Refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” included in Part III, Item 12 of this Annual Report.

Stock Repurchase Program

In November 2020, the Company acquired 247,223 shares for a total cost of $2.4 million that were not part of the publicly announced stock repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

Refer to Note 22 “Equity” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the stock repurchase program.

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock for the quarterly periods of December 31, 2015 through 2020, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage Insurance Holdings Inc., NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

200
180
160
140
120
100
80
60
40
20
-
TOTAL CUMULATIVE RETURN - DOLLARS
DEC-15
DEC-16
DEC-17
DEC-18
DEC-19
DEC-20
Heritage Insurance Holdings, Inc
NASDAQ Insurance Index
Russell 2000 Index

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Heritage Insurance Holdings, Inc	100	73	85	71	65	52
NASDAQ Insurance Index	100	116	119	109	138	138
Russell 2000 Index	100	119	135	119	147	174

Item 6.	Selected Financial Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Heritage Insurance Holdings, Inc., is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across its multi-state footprint. We provide personal residential insurance in sixteen states and commercial residential insurance in three of those states, while maintaining licenses in one additional state. As a vertically integrated insurer, we control or manage substantially all aspects of underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. Our financial strength ratings are important to the Company in establishing our competitive position and can impact our ability to write policies.

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

COVID-19 and Other Matters

With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Approximately 78% of our total personnel are either working from home full-time or on a hybrid schedule between office and home. Our corporate and remote offices remain operational, we are practicing social distancing, and have enhanced cleaning protocols and are using personal protective equipment in addition to employing other preventative measures.

We continue to monitor the short-and long-term impacts of COVID-19 virus and its variants, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. For the year ended December 31, 2020, we saw virtually no impact to our business. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition.

Although we have not experienced a significant amount of payment delays, or non-payment, there may be delays in premium payments in geographies that require us to grant policyholders additional time to pay their premiums and, under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

Global credit and financial markets experienced extreme volatility and disruptions during the second quarter of 2020 as a result of the COVID-19 pandemic, including diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates and uncertainty about economic stability. Although we were relatively unaffected by the condition of the credits markets, if the credit and financial markets again experience significant deterioration at a time when we need additional liquidity, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Notwithstanding these actual and potential impacts, we currently believe that our cash on hand, revolving credit facility and expected earnings give us sufficient liquidity to fund our operations. However, if we need additional liquidity at a time when equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our liquidity or our financial results, except for the benefit associated with a 5 year carryback of our 2020 tax net operating loss. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

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

Gross premiums earned represent the total premiums earned during a period from policies written. Premiums associated with new and renewal policies are earned ratably over the twelve-month term of the policy and premiums associated with assumed policies are earned ratably over the remaining term of the policy.

Ceded premiums represent the cost of our reinsurance during a period. We recognize the cost of our reinsurance program ratably over term of the arrangement, which is typically twelve months. Our catastrophe excess of loss reinsurance generally incepts June 1 and runs through May 31 of the following year. Our net quota share treaty incepts December 31. Our other reinsurance programs may be purchased on a calendar or fiscal year basis.

Net premiums earned reflect gross premiums earned less ceded premiums during the period.

Net investment income represents interest earned on fixed maturity securities, short term securities and other investments, dividends on equity securities, realized gains or losses on investment sales and unrealized gains or losses on equity securities.

Other revenue includes rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida, and all policy and pay-plan fees. Our regulators have approved a policy fee on each policy written for certain states; to the extent these fees are not subject to refund, the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay premiums in more than one installment and record the fees as income when collected.

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

Policy acquisition costs (“PAC”) consist of: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. We earn ceding commissions on our net quota share reinsurance contract and certain other reinsurance contracts, which are reported as a reduction to policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. Refer to Note 11 “Deferred Policy Acquisition Costs” to our consolidated financial statements under Item 8 of this Annual Report on Form 10K. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

General and administrative expenses (“G&A”) include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.

Provision for income taxes consists of federal and state corporate level income taxes. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year. The effective tax rate can vary from the 26.5% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment. The 2020 effective tax rate was favorably impacted by the rate benefit associated with the 2020 tax loss carrybacks afforded through the CARES Act enactment.

Ratios

Ceded premium ratio represents ceded premiums earned as a percentage of gross premiums earned.

Net loss ratio represents net losses and LAE as a percentage of net premiums earned.

Net expense ratio represents PAC and G&A expenses as a percentage of net premiums earned. Ceding commission income is reported as a reduction of policy acquisition costs and G&A expenses.

Net combined ratio represents the sum of the net loss and expense ratio. The net combined ratio is a key measure of underwriting performance traditionally used in the property and casualty insurance industry. A net combined ratio under 100% generally reflects profitable underwriting results.

Financial Results Highlights for the Year Ended December 31, 2020

•	Net income was $9.3 million, or $0.33 per diluted share.
•	Book value per share increased to $15.94, up 1.8% from year-end 2019.
•	Gross premiums written and gross premiums in force of $1.1 billion, with gross premiums written up 15.2% year-over-year, including 15.8% growth outside Florida and 14.6% growth in Florida.
•	Policies-in-force of 581,046, up 9.2% year-over-year.
•	Realized capital gains of $22.4 million, up from $4.1 million in the prior year.
•	Favorable prior year reserve development of $19.6 million.
•

Net current accident year weather losses of $134.2 million, up substantially from $75.9 million in the prior year. Current accident year weather losses include $83.5 million of catastrophe losses, up from $40.2 million in the prior year, and $50.7 million of other weather losses, up from $35.7 million in the prior year.

•	Repurchased 930,356 shares for $10.0 million at an average price of $10.75 per share, 32.6% below year-end 2020 book value per share.
•	Extended the Company’s existing share repurchase authorization by one year to a December 31, 2021 expiration and increased the authorization from $23.8 million to $50.0 million.
•	Total capital returned to shareholders of $16.8 million, including $0.06 per share regular quarterly dividend.
•	Began writing homeowners insurance in California, Delaware, Maryland, and Mississippi, resulting in sixteen active states.

Results of Operations

In the following section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,080,100	$937,937	$142,163	15.2%
Change in gross unearned premiums	(83,258)	(13,690)	(69,568)	NM
Gross premiums earned	996,842	924,247	72,595	7.9%
Ceded premiums	(452,120)	(445,534)	(6,586)	1.5%
Net premiums earned	544,722	478,713	66,009	13.8%
Net investment income	12,302	14,432	(2,130)	(14.8%)
Net realized and unrealized gains	22,395	4,163	18,232	NM
Other revenue	13,966	13,997	(31)	(0.2%)
Total revenue	$593,385	$511,305	$82,080	16.1%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$373,387	$273,288	$100,099	36.6%
Policy acquisition costs, net	128,276	107,906	20,370	18.9%
General and administrative expenses, net	81,537	80,544	993	1.2%
Total operating expenses	583,200	461,738	121,462	26.3%
Operating income	10,185	49,567	(39,382)	(79.5%)
Interest expense, net	7,972	8,523	(551)	(6.5%)
Other non-operating expense, net	—	48	(48)	NM
Income before income taxes	2,213	40,996	(38,783)	(94.6%)
(Benefit) provision for income taxes	(7,113)	12,360	(19,473)	(157.5%)
Net income	$9,326	$28,636	$(19,310)	(67.4%)
Basic net income per share	$0.33	$0.98	$(0.65)	(66.0%)
Diluted net income per share	$0.33	$0.98	$(0.65)	(66.0%)

NM – not meaningful

Gross premiums written

Gross premiums written of $1.1 billion, up 15.2% year-over-year, including 15.8% growth outside Florida and 14.6% growth in Florida. The overall increase relates to growth in each state in which we conduct business as well as expansion to California, Delaware, Mississippi, and Maryland. Growth in existing states was organic, including growth via independent agents and strategic partnerships with national carriers. Rate increases materially benefited 2020 gross premiums written growth, particularly in Florida.

Gross premiums earned

Gross premiums earned were $996.8 million for the year ended December 31, 2020, up 7.9% compared to $924.2 million in the prior year. The increase in gross premiums earned stems from gross premiums written growth in 2019 and 2020.

Ceded premiums

Ceded premiums were $452.1 million for the year ended December 31, 2020, up 1.5% compared to $445.5 million in the prior year. The increase is primarily attributable to an increase in the cost of our catastrophe excess of loss reinsurance program, an increase in total insured value (“TIV”) associated with premium growth and a modest increase to our net quota share reinsurance coverage in the northeast.

Net premiums earned

Net premiums earned were $544.7 million for the year ended December 31, 2020, up 13.8% compared to $478.7 million in the prior year. The increase primarily stems from higher gross premiums earned associated with expansion of our business in existing states and to new states, partly offset by higher ceded premiums.

Net investment income

Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $34.7 million for the year ended December 31, 2020, up 86.6% compared to $18.6 million in the prior year. The increase relates primarily to higher realized gains as well as improved pricing on invested assets, and a higher average invested asset balance, partly offset by a lower yield on invested assets, a function of the continued low interest rate environment.

Other revenue

Other revenue was $14.0 million for the year ended December 31, 2020, flat year-over-year.

Total revenue

Total revenue was $593.4 million for the year ended December 31, 2020, up 16.1% compared to $511.3 million in the prior year. The increase primarily stems from higher net premiums earned and net investment income, as described above.

	Year Ended December 31,
	2020	2019	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	$373,387	$273,288	$100,099	36.6%
Policy acquisition costs	128,276	107,906	20,370	18.9%
General and administrative expenses	81,537	80,544	993	1.2%
Total operating expenses	$583,200	$461,738	$121,462	26.3%

Losses and loss adjustment expenses

Losses and LAE were $373.4 million for the year ended December 31, 2020, up 36.6% compared to $273.3 million in the prior year. The increase primarily stems from higher current accident year catastrophe and non-catastrophe weather losses and lower income from vertically integrated operations which serves to offset losses. Our net losses include claims from six hurricanes, catastrophic non-hurricane losses from severe convective storms, and other weather losses amounting to $134.2 million and $75.9 million for the years ended December 31, 2020 and 2019, respectively.

Policy acquisition costs

Policy acquisition costs were $128.3 million for the year ended December 31, 2020, up 18.9% compared to $107.9 million in the prior year. Higher acquisition costs relate to the increase in gross premiums written.

General and administrative expenses

General and administrative expenses were $81.5 million for the year ended December 31, 2020, up 1.2% compared to $80.5 million in the prior year. The increase relates to separation payments to two of our named executive officers, partially offset by reductions in travel related costs, intangible amortization, and purchases of non-capitalized equipment.

	Year Ended December 31,
	2020	2019	$ Change	% Change
Operating income	$10,185	$49,567	$(39,382)	(79.5%)
Interest expense, net	7,972	8,523	(551)	(6.5%)
Other non-operating expense, net	—	48	(48)	NM
Income before income taxes	2,213	40,996	(38,783)	(94.6%)
(Benefit) provision for income taxes	(7,113)	12,360	(19,473)	(157.5%)
Net income	$9,326	$28,636	$(19,310)	(67.4%)
Basic net income per share	$0.33	$0.98	$(0.65)	(66.0%)
Diluted net income per share	$0.33	$0.98	$(0.65)	(66.0%)

Interest expense and amortization of debt issuance costs

Interest expense and amortization of debt issuance costs were $8.0 million for the twelve months ended December 31, 2020, down 6.5% from $8.5 million in the prior year. The decrease primarily reflects lower interest rates on our debt.

(Benefit)/Provision for income taxes

The benefit for income taxes was $7.1 million for the twelve months ended December 31, 2020 compared to a provision for income taxes of $12.4 million for the twelve months ended December 31, 2019. The effective tax rate for the current year is (321.3)% compared to 30.1% for the prior year. The variance in the effective tax rate relates to a tax net operating loss for the year ended December 31, 2020, which was carried back five years under The CARES Act and deductible at a 35% corporate income tax rate rather than the current 21% statutory rate. Additionally, the effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year, including changes to pre-tax income.

Net income

Net income for the twelve months ended December 31, 2020 was $9.3 million ($0.33 per diluted share), down 67.4% from $28.6 million ($0.98 per diluted share) in the prior year. The decrease primarily reflects a higher loss ratio, partly offset by the benefit of the tax net operating loss carryback.

Ratios

	Year Ended December 31,
	2020	2019
Ceded premium ratio	45.4%	48.2%

Net loss and LAE ratio	68.5%	57.1%
Net expense ratio	38.5%	39.4%
Net combined ratio	107.0%	96.5%

Ceded premium ratio

The ceded premium ratio was 45.4% for the twelve months ended December 31, 2020, down 2.8 points from 48.2% in the prior year. The decrease primarily stems from the increase in gross earned premiums over the prior year, partially offset by higher reinsurance costs, as described above.

Net loss ratio

The net loss and LAE ratio was 68.5% for the twelve months ended December 31, 2020, up 11.4 points from 57.1% in the prior year. The increase relates to higher weather losses and lower income from vertically integrated operations.

Net expense ratio

The net expense ratio was 38.5% for the twelve months ended December 31, 2020, down .9 points from 39.4% in the prior year. The decrease primarily stems from net premiums earned growth that outpaced expense growth in the current year.

Net combined ratio

The net combined ratio was 107.0% for the twelve months ended December 31, 2020, up 10.6 points from 96.5% in the prior year. The increase stems from a higher net loss ratio, partly offset by a decrease in the expense ratio, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2020, we held $446.4 million in cash and cash equivalents and $589.0 million in investments, compared to $283.0 million and $595.2 million as of December 31, 2019. The increase in cash and cash equivalents in 2020 was due primarily to increases in gross written premiums and collection of reinsurance recoveries, as well as proceeds from strategic sales of fixed incomed securities, partially offset by loss payments.

We believe that our sources of cash are adequate to meet our cash requirements for at least the next twelve months.

We may continue to pursue the acquisition of complementary businesses and make strategic investments. We may increase capital expenditures consistent with our investment plans and anticipated growth strategy. Cash and cash equivalents may not be sufficient to fund such expenditures. As such, in addition to the use of our existing Credit Facilities, we may need to utilize additional debt to secure funds for such purposes.

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2020	2019	2018	2020 vs 2019 Change	2019 vs 2018 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$170,211	$119,657	$96,338	$50,554	$23,319
Investing activities	22,062	(53,585)	23,455	75,647	(77,040)
Financing activities	(28,898)	(45,434)	(31,953)	16,536	(13,481)
Net change in cash, cash equivalents, and restricted cash	$163,375	$20,638	$87,840	$142,737	$(67,202)

Operating Activities

Net cash provided by operating activities for December 31, 2020 was $170.2 million as compared to net cash provided of $119.7 million during the prior year. The increase was primarily due to an increase in gross written premiums and reinsurance collections as well as timing of payment of claims.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 was $22.1 million as compared to net cash used in of $53.6 million in the prior year. The variance relates primarily to proceeds from strategic sales of fixed income securities during the year.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $28.9 million, as compared net cash used in of $45.4 million in the prior year. The variance relates primarily to a repayment on our revolving credit facility and repurchases of a larger amount of stock during 2019.

Credit Facilities

On December 14, 2018, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

Pursuant to the Credit Agreement, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of December 31, 2020, the Company had in aggregate $60.0 million principal outstanding under the Term Loan Facility and $10.0 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2020, the borrowing under our Credit Facilities were accruing interest at a rate of 3.475% per annum.

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

Convertible Notes

On August 10, 2017, the Company and Heritage MGA, LLC (the “Notes Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $125.0 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”) (the “Offering”). The Purchase Agreement contained customary representations, warranties and agreements of the Company and the Notes Guarantor and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions. The net proceeds from the Offering, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The Offering was completed on August 16, 2017.

The Company issued the Convertible Notes under an Indenture (the “Convertible Note Indenture”), dated August 16, 2017, by and among the Company, as issuer, the Notes Guarantor, as guarantor, and Wilmington Trust, National Association, as trustee (the “Trustee”).

The Convertible Notes bear interest at a rate of 5.875% per year. Interest began accruing on August 16, 2017 and is payable semi-annually in arrears, on February 1 and August 1 of each year, starting on February 1, 2018. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness or other liabilities incurred by the Company’s subsidiaries other than the Notes Guarantor, which fully and unconditionally guarantee the Convertible Notes on a senior unsecured basis.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of $81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, valued at $53.0 million, leaving $23.4 million in aggregate principal amount outstanding. There were no repurchases of Convertible Notes subsequent to the first quarter of 2019.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $31.0 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2020:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$77,281	$10,315	$66,966	$—	$—
Convertible debt (1)	37,169	1,376	2,751	2,751	30,291
Mortgage loan (1)	19,495	893	1,786	1,786	15,030
FHLB agreement (1)	21,005	630	20,375	—	—
Operating lease obligations	9,799	1,636	3,189	2,068	2,906
Total Contractual Obligations	$164,749	$14,850	$95,067	$6,605	$48,227
(1)

Amounts represent principal and interest payments to debt obligations. Debt obligations are classified based on their stated maturity date. For further information on long-term debt, Refer to Note 14 “Long Term Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The expected timing of payments of the obligations in the preceding table is estimated based on current information. Timing of payments and actual amounts paid may be different due to changes to agreed-upon amounts for some obligations.

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2020 and 2019 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Goodwill and Intangible Assets. Goodwill represents the excess of costs over the fair value of net assets acquired. Goodwill is subject to evaluation for impairment using a fair value-based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. We use a qualitative approach to test goodwill for impairment by first assessing qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We apply this qualitative approach as of October 1 annually to any and all reporting units. If required following the qualitative assessment, the first step in the goodwill impairment test involves comparing the fair value of each of a reporting unit to the carrying value of a reporting unit. If the carrying value of a reporting unit exceeds the fair value of the reporting unit, we are required to proceed to the second step. In the second step, the fair value of the reporting unit would be allocated to the assets (including unrecognized intangibles) and liabilities of the reporting unit, with any residual representing the implied fair value of goodwill. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. We review amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If we have concluded that impairment exists, the carrying amount is reduced to fair value. No impairment was recognized in any period presented.

Impairment of Long-Lived Assets Including Intangible Assets Subject to Amortization. We assess the recoverability of long-lived assets when events or circumstances indicate that the assets might have become impaired. We determine whether the assets can be recovered from undiscounted future cash flows and, if not recoverable, we would recognize impairment to reduce the carrying value to fair value. Recoverability of long-lived assets is dependent upon, among other things, our ability to maintain profitability, so as to be able to meet its obligations when they become due. No impairment was recognized in any period presented.

Premiums. We recognize direct and assumed premiums written as revenue, net of ceded amounts, on a daily pro rata basis over the contract period of the related policies that are in force. For any portion of premiums not earned at the end of the reporting period, we record an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are cancelled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded approximately $161,300 and $290,300 allowance for uncollectible premiums in 2020 and 2019 and we recorded no allowance for the year ended 2018.

When we receive premium payments from policyholders prior to the effective date of the related policy, we record an advance premium liability. On the policy effective date, we reduce the advance premium liability and record the premiums as described above.

Reserves for Unpaid Losses and Loss Adjustment Expenses. Reserves for unpaid losses and loss adjustment expenses, also referred to as loss reserves, represent the most significant accounting estimate inherent in the preparation of our financial statements. These reserves represent management’s best estimate of the amount we will ultimately pay for losses and loss adjustment expenses and we base the amount upon the application of various actuarial reserve estimation techniques as well as considering other material facts and circumstances known at the balance sheet date. We establish two categories of loss reserves as follows: Case reserves—When a claim is reported, we establish an initial estimate of the losses that will ultimately be paid on the reported claim. Our initial estimate for each claim is based upon the judgment of our claims professionals who are familiar with property and liability losses associated with the coverage offered by our policies. Then, our claims personnel perform an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss and adjust the reserve, as necessary. As claims mature, we increase or decrease the reserve estimates as deemed necessary by our claims department based upon additional information we receive regarding the loss, the results of on-site reviews and any other information we gather while reviewing the claims. IBNR reserves—Our IBNR reserves include true IBNR reserves plus “bulk” reserves. True IBNR reserves represent amounts related to claims for which a loss occurred on or before the date of the financial statements, but which have not yet been reported to us. Bulk reserves represent additional amounts that cannot be allocated to particular claims, but which are necessary to estimate ultimate losses on known claims. We estimate our IBNR reserves by projecting our ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses. We review and adjust our IBNR reserves on a quarterly basis based on information available to us at the balance sheet date.

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

We determine our ultimate loss reserves by selecting an estimate within a relevant range of indications that we calculate using generally accepted actuarial techniques. Our selection of the point estimate is influenced by the analysis of our paid losses and incurred losses since inception.

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2020 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $353.6 million of recorded case reserves, we recorded $305.8 million of IBNR reserves as of December 31, 2020 to achieve overall gross reserves of $659.3 million. Gross IBNR for hurricane claims was $61.0 million at December 31, 2020. At December 31, 2020, ceded IBNR and net IBNR were $105.1 million and $200.7 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income and stockholders’ equity as of and for the year ended December 31, 2020 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$261,653	$201,915		$313,716

Impact on:
Net income	$9,326	$31,538	238.2%	$(25,068)	(368.8)%
Stockholders’ equity	$442,344	$464,556	5.0%	$407,950	(7.8)%
Cash, cash equivalents and investments(1)	$1,029,975	$1,052,186	—	$995,580	—

(1)	Estimated cash, cash equivalents and investments is intended to reflect the impact of loss reserves, net of taxes.

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

We earn ceding commission on its gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2020, 2019 and 2018, we earned ceding commission income of $57.1 million, $62.4 million and $73.0 million of which $43.0 million, $47.0 million and $54.9 million was allocable to policy acquisition costs.

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2020 and 2019.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2020, 2019 and 2018.

Recent Accounting Pronouncements Not Yet Effective

The Company describes the recent pronouncements that have had or may have a significant effect on its financial statements or on its disclosures. The Company does not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to its financial condition, results of operations, or related disclosures. For accounting pronouncements not yet adopted, Refer to Note 1 “Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” to our consolidated financial statements included in this Annual Report on Form 10-K, for further information.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity or capital resources that is material to investors.

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

Impact of Inflation and Changing Prices

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Our primary assets are monetary in nature. As a result, interest rates may have a more significant impact on our performance than the effects of the general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the cost of paying losses and LAE.

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

Our investment portfolios at December 31, 2020 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for equity securities are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.

Interest Rate Risk

Our debt under the senior secured credit facility bears interest at variable rates. As a result, we are exposed to changes in market interest rates that could impact the cost of servicing our debt. Approximately 43.7% of our total debt outstanding at December 31, 2020 is at a fixed rate.

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2020 (in thousands):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$500,212	$(60,799)	(11)%
200 basis point increase	$520,468	$(40,543)	(7)%
100 basis point increase	$540,734	$(20,277)	(4)%
100 basis point decrease	$578,848	$17,837	3%
200 basis point decrease	$585,463	$24,452	4%
300 basis point decrease	$585,575	$24,564	4%

Credit risk can expose us to potential losses arising principally from adverse changes in the financial condition of the issuer of our fixed-maturity securities. The Company’s Investment Committee has the responsibility to create, oversee, implement and review investment policies. The Investment Committee is responsible for ensuring the policies mitigate this risk by investing in fixed-maturity securities that are generally investment grade and by diversifying our investment portfolio to avoid concentrations in any single issuer or market sector.

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2020 (in thousands):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$88,743	16.0%	$90,413	16.1%
AA+, AA, AA-	$295,152	53.4%	$298,432	53.2%
A+, A, A-1+	$100,198	18.1%	$101,909	18.2%
BBB+, BBB, BBB-	$68,727	12.4%	$69,901	12.5%
Not rated	$352	0.1%	$356	0.1%
	$553,172	100%	$561,011	100%

Below investment grade securities have different characteristics than investment grade corporate fixed-maturity securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Typically, below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also issuers of below-grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2020, the Company held approximately $356,000, at fair value, of fixed-maturity securities that were not rated, of those securities all are prefunded and backed by U.S. government collateral.

Our equity investment portfolio at December 31, 2020 of membership shares held of FHLB common stock carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were cancelled, as the membership cannot be sold. We hold no other equity securities of common stock.

The following table illustrates the composition of our equity portfolio at December 31, 2020 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,599	100%
Subtotal	$1,599	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,599	100%

Foreign Currency Exchange Risk

At December 31, 2020, we did not have any material exposure to foreign currency related risk.

Item 8.	Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Heritage Insurance Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO framework.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current audit period of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $659.3 million at December 31, 2020. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2020 with bulk reserves for additional development, if any, on the reported claims, and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2020, but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported, or “IBNR”). The Company estimates IBNR reserves by projecting ultimate losses using industry accepted actuarial methods. Management engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE. Estimating the liability for unpaid losses and LAE requires significant judgment relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative development and a variety of actuarial assumptions. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management judgement and significantly impacted by claim and actuarial factors and conditions which may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the unpaid losses and LAE reserve included the following, among others:

•

We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE;

•

We tested the completeness, integrity and accuracy of the underlying data used by the Company’s actuaries such as paid loss data, case reserve data, loss adjustment expense data and loss development tables;

•

We verified the consistency of the estimation process between the current year and those used in prior years and assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE;

•

With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuaries to develop their unpaid losses and LAE reserve estimate;

•

We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our engaged actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.

We have served as the Company’s auditor since 2018.

East Lansing, Michigan

March 9, 2021

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $553,172 and $577,789)	$561,011	$587,256
Equity securities, at fair value, (cost $1,599 and $1,618)	1,599	1,618
Other investments	26,409	6,375
Total investments	589,019	595,249
Cash and cash equivalents	440,956	268,351
Restricted cash	5,427	14,657
Accrued investment income	2,737	4,377
Premiums receivable, net	77,471	63,685
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	355,037	428,903
Prepaid reinsurance premiums	245,818	224,102
Income taxes receivable	32,224	3,171
Deferred policy acquisition costs, net	89,265	77,211
Property and equipment, net	18,685	20,753
Intangibles, net	62,277	68,642
Goodwill	152,459	152,459
Other assets	18,004	18,110
Total Assets	$2,089,379	$1,939,670
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$659,341	$613,533
Unearned premiums	569,618	486,220
Reinsurance payable	161,918	156,351
Long-term debt, net	120,998	129,248
Deferred income tax, net	18,477	12,623
Advance premiums	18,268	16,504
Accrued compensation	9,325	5,347
Accounts payable and other liabilities	89,090	71,045
Total Liabilities	$1,647,035	$1,490,871

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 27,833,873 shares issued and 27,748,606 outstanding at December 31, 2020 and 28,996,452 shares issued and 28,650,918 outstanding at December 31, 2019	3	3
Additional paid-in capital	331,867	329,568
Accumulated other comprehensive income, net of taxes	6,057	7,330
Treasury stock, at cost, 9,279,839 shares and 8,349,483 shares	(115,365)	(105,368)
Retained earnings	219,782	217,266
Total Stockholders' Equity	442,344	448,799
Total Liabilities and Stockholders' Equity	$2,089,379	$1,939,670

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019	2018
REVENUES:
Gross premiums written	$1,080,100	$937,937	$923,349
Change in gross unearned premiums	(83,258)	(13,690)	2,977
Gross premiums earned	996,842	924,247	926,326
Ceded premiums	(452,120)	(445,534)	(472,144)
Net premiums earned	544,722	478,713	454,182
Net investment income	12,302	14,432	13,280
Net realized and unrealized gains (losses)	22,395	4,163	(2,477)
Other revenue	13,966	13,997	15,186
Total revenues	593,385	511,305	480,171
EXPENSES:
Losses and loss adjustment expenses	373,387	273,288	237,425
Policy acquisition costs, net of ceding commission income (1)	128,276	107,906	84,666
General and administrative expenses, net of ceding commission income(2)	81,537	80,544	88,544
Total expenses	583,200	461,738	410,635
Operating income	10,185	49,567	69,536
Interest expense, net	7,972	8,523	20,015
Other non-operating loss, net	—	48	10,527
Income before income taxes	2,213	40,996	38,994
(Benefit) provision for income taxes	(7,113)	12,360	11,839
Net income	$9,326	$28,636	$27,155
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	20,738	19,765	(5,700)
Reclassification adjustment for net realized investment (gains) losses	(22,395)	(1,734)	163
Income tax benefit (expense) related to items of other comprehensive income	384	(4,174)	2,232
Total comprehensive income	$8,053	$42,493	$23,850
Weighted average shares outstanding
Basic	27,978,519	29,213,910	25,941,253
Diluted	27,988,966	29,232,981	26,095,874
Earnings per share
Basic	$0.33	$0.98	$1.05
Diluted	$0.33	$0.98	$1.04

(1)	Policy acquisition costs includes $43.0 million, $47.0 million and $54.9 million of ceding commission income for the reporting years 2020, 2019 and 2018, respectively.
(2)	General and administration includes $14.1 million, $15.4 million and $18.1 million of ceding commission income for the reporting years 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Deficit)	Total Stockholders' Equity
Balance at December 31, 2017	25,885,004	3	294,836	175,226	(87,185)	(3,064)	379,816
Cumulative effect of change in accounting principle (ASU 2016-01), net of tax	—	—	—	(267)	—	267	—
Balance at December 31, 2017, as adjusted	25,885,004	3	294,836	174,959	(87,185)	(2,797)	379,816
Repurchase of common stock	(115,200)	—	—	—	(2,000)	—	(2,000)
Restricted stock award withholdings	112,500	—	(1,839)	—	—	—	(1,839)
Stock-based compensation on restricted stock	—	—	5,273	—	—	—	5,273
Convertible Option debt extinguishment, net of tax	—	—	(26,011)	—	—	—	(26,011)
Convertible notes converted into common stock	3,595,452	—	53,044	—	—	—	53,044
Reclassification of income taxes upon early adoption of ASU 2018-02	—	—	—	424	—	(424)	—
Deferred tax change rate	—	—	(11)	(408)	—	—	(419)
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,380)	—	—	(6,380)
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,306)	(3,306)
Net income	—	—	—	27,155	—	—	27,155
Balance at December 31, 2018	29,477,756	3	325,292	195,750	(89,185)	(6,527)	425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	13,857	13,857
Repurchase of common stock	(1,134,686)	—	—	—	(16,183)	—	(16,183)
Restricted stock award withholdings	22,647	—	(3,521)	—	—	—	(3,521)
Convertible Option debt extinguishment, net of tax	—	—	(1,792)	—	—	—	(1,792)
Stock-based compensation on restricted stock	—	—	5,379	—	—	—	5,379
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(7,120)	—	—	(7,120)
Net income	—	—	—	28,636	—	—	28,636
Balance at December 31, 2019	28,650,918	3	329,568	217,266	(105,368)	7,330	448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,273)	(1,273)
Surrendered shares for tax withholding	(247,223)	—	(2,384)	—	—	—	(2,384)
Restricted stock vested	260,267	—	—	—	—	—	—
Issued restricted stock	15,000	—	—	—	—	—	—
Stock buy-back	(930,356)	—	—	—	(9,997)	—	(9,997)
Stock-based compensation on restricted stock	—	—	4,683	—	—	—	4,683
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,772)	—	—	(6,772)
Net income	—	—	—	9,326	—	—	9,326
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$9,326	$28,636	$27,155
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,683	5,379	5,273
Bond amortization and accretion	5,229	5,087	6,247
Amortization of original issuance discount on debt	1,415	1,419	3,885
Depreciation and amortization	8,101	10,436	27,070
Allowance for bad debt	161	290	—
Net realized (gains)/losses	(22,395)	(1,734)	399
Net change in unrealized losses of equity securities	—	(2,429)	2,078
Net loss from sale of asset	9	—	737
Net loss on repurchase of debt	—	48	9,790
Deferred income taxes, net of acquired	6,238	(898)	(21,563)
Changes in operating assets and liabilities:
Accrued investment income	1,640	91	589
Premiums receivable, net	(13,948)	(6,685)	10,757
Prepaid reinsurance premiums	(21,716)	8,969	(5,307)
Reinsurance premiums receivable and recoverable	73,823	(110,973)	39,427
Income taxes receivable	(29,053)	32,415	1,752
Deferred policy acquisition costs, net	(12,054)	(4,156)	(31,377)
Operating lease right-of-use assets	(185)	(6,645)	—
Other assets	291	(1,728)	8,972
Unpaid losses and loss adjustment expenses	45,808	181,174	(37,724)
Unearned premiums	83,398	13,863	(2,977)
Reinsurance payable	5,567	(10,624)	149,398
Accrued interest	(214)	175	(1,993)
Income taxes payable	—	12,624	—
Advance premiums	1,764	(3,496)	(7,251)
Accrued compensation	3,978	(3,879)	(3,648)
Operating lease liabilities	214	8,369	—
Other liabilities	18,131	(36,071)	(85,351)
Net cash provided by operating activities	170,211	119,657	96,338
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	492,216	161,160	241,497
Fixed maturity securities purchases	(450,463)	(228,047)	(211,963)
Equity securities sales	26	26,766	4,820
Equity securities purchases	(6)	(4,583)	(5,992)
Other investment purchases	(20,034)	(24,250)	(1,716)
Proceeds from other investments sold	1,078	19,995	—
Collection of (issued) promissory note receivable	—	358	(910)
Cost of property and equipment acquired	(755)	(4,984)	(2,281)
Net cash provided by (used in) investing activities	22,062	(53,585)	23,455
FINANCING ACTIVITIES
Proceeds from long-term debt	—	—	114,200
Repurchase of convertible notes	—	(2,869)	(52,739)
Debt acquisition costs	—	—	(3,431)
Mortgage loan payments	(290)	(277)	(264)
Repayments of long-term debt	(9,375)	(15,625)	(79,500)
Tax withholding on share-based compensation awards	(2,384)	(3,521)	(1,839)
Purchase of treasury stock	(9,997)	(16,183)	(2,000)
Dividends	(6,852)	(6,959)	(6,380)
Net cash used in financing activities	(28,898)	(45,434)	(31,953)
Increase in cash, cash equivalents, and restricted cash	163,375	20,638	87,840
Cash, cash equivalents and restricted cash, beginning of period	283,008	262,370	174,530
Cash, cash equivalents and restricted cash, end of period	$446,383	$283,008	$262,370

	For the Year Ended December 31,
Supplemental Cash Flows Information:	2020	2019	2018
Income taxes paid, net	$15,691	$14,165	$31,289
Interest paid	$6,206	$7,298	$17,573
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of promissory notes into Class A Preferred Units	$7,500	$—	$—
Issuance of shares on conversion of convertible notes	$—	$—	$53,044

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$440,956	$268,351
Restricted cash	5,427	14,657
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$446,383	$283,008

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

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

Our primary products are personal and commercial residential insurance, which we currently offer in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We conduct our operations under a single reporting segment.

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

Restricted Cash

As of December 31, 2020, and 2019, restricted cash was $5.4 million and $14.7 million, respectively. As of December 31, 2020 and 2019, Heritage P&C held approximately $0 and $9.0 million relating to a reinsurance agreement with an entity that issued catastrophe (“CAT”) bonds, as Heritage P&C is contractually required to deposit certain installments of reinsurance premiums into a trust account and $5.4 million and $5.7 million in restricted cash relating to individual regulatory state deposits, respectively. The Company earned interest income of $33,400 and $28,969 on its restricted cash deposits.

Investments

Fixed-Maturity Securities

The Company classifies all of its investments in debt securities as available-for-sale and reports them at fair value. Subsequent to its acquisition of debt securities available-for-sale, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. Refer to Note 2 “Investments” to our consolidated statements included in this Annual Report on Form 10-K, for further information.

Short-term Securities

Short-terms securities have an original maturity of less than one year and are carried at amortized cost, which approximates fair value.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists solely of unrealized gains and losses on debt securities available-for-sale, net of tax.

Investment Gains and Losses

Net realized investment gains and losses are included as a component of pre-tax revenues based upon specific identification of the investments sold on the trade date. Included in net realized and unrealized gains (losses) are credit impairment losses on invested assets other than those investments accounted for using the equity method of accounting described in the “Allowance for Credit Losses” and “Impairment of Other Investments” section discussed below.

Allowance for Credit Losses (Available-for-Sale-Debt Securities)

The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2020, the Company reported no material impact on the Company’s consolidated financial statements from the implementation of ASC 326.

Other Investments

Non-Consolidated Variable Interest Entities (“VIEs”)

The Company makes investments in limited partnerships (“LPs”), Limited Liability Companies (“LLCs”), and a Real Estate Investment Trust (“REIT”), which are deemed to be VIEs. The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2020 and 2019, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.

The Company has elected to measure its REIT investment in which it does not exercise significant influence over the investees and without readily determinable fair value at cost, less impairment, adjusted up or down for any observable price changes from orderly transactions for the identical or a similar investment of the same issuer. The carrying value of its investment is written down, to fair value when a qualitative assessment indicates that the fair value is less than the carrying value. In making the determination as to whether an individual investment is impaired, the Company assesses such qualitative factors as the current and expected financial conditions of each relevant entity, the market conditions of the industry in which the entity operates and the entity’s anticipated ability to generate sufficient cash flows.

Securities that do not result in consolidation and are not accounted for under the equity method are measured at amortized cost with changes therein reflected in the Company’s consolidated statements of operations. Certain other investments provide the Company with monthly or quarterly return on capital on a regular schedule.

Impairment of Other Investments

The Company maintains various interests in other investments which are without a readily determinable fair value and are measured at amortized cost with adjustments for observable changes in price or impairments or at net asset value. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included in net realized gains and unrealized gains and losses in the Company’s consolidated statement of operations.

Fair Value

Major categories of financial assets and liabilities, including short-term investments, other assets and derivatives are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when impaired, which include long-lived assets, goodwill, asset retirement obligations and other investments that the Company cannot significantly influence.

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the principal or most advantageous market in which we would transact is analyzed. Assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance, are considered.

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2020. Changes in interest rates after December 31, 2020 may affect the fair value of the Company’s investments.

The Company’s non-financial assets, such as goodwill and intangible assets are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to our consolidated statements included in this Annual Report on Form 10-K, for further information.

Premiums

The Company records direct and assumed premiums written as revenue net of ceded amounts on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded $451,600 and $290,300 allowance for the year ended December 31, 2020 and 2019. Bad debt expense related to uncollectible premiums was $161,300, $290,300 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We earn ceding commission on our gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2020 and 2019, we earned ceding commission income of $57.1 million and $62.4 million of which $43.0 million and $47.0 million was allocable to policy acquisition costs.

Ceding commission income is deferred and recognized over the quota share contract period. The amount and rate of ceding reinsurance commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

Premium Deficiency Reserve

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

The Company remains liable for claims payments if any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economics characteristics of the reinsurers to minimize its exposure to significant loses from reinsurers insolvencies. The Company contracts with a diverse population of reinsurers to secure its annual reinsurance coverage, for which the excess of loss treaties generally become effective June 1st each year.

Allowance for Credit Losses for Reinsurance Recoverables

The allowance for credit losses for reinsurance recoverable is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources.

The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2020, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends,

(iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance.

Long-Lived Assets—Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives as follows: building—40 years; computer hardware and software 3-years; office and furniture equipment—3 to 7 years. Leasehold improvements are amortized over the shorter of the lease term or the asset’s useful life. Expenditures for improvements are capitalized to the property accounts. Replacements and maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred.

Leases

We lease office space under operating leases with expiration dates through 2031. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of lease payments. The Company used the implicit rates within the finance leases. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.

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

The reserve for unpaid losses is the estimate of amounts necessary to settle all reported and unreported incurred claims for the ultimate cost of insured losses, based upon the facts of each case and the Company’s experience with similar cases. Salvage and subrogation are deducted from the reserve for claims and claims expense on a cash basis. The establishment of appropriate reserves, including reserves for catastrophe losses, is an inherently uncertain and complex process. Reserve estimates are primarily derived using an actuarial estimation process in which historical loss patterns are applied to actual paid losses and reported losses (paid losses plus individual case reserves established by claim adjusters) for an accident or report year to create an estimate of how losses are likely to develop over time. Development factors are calculated quarterly and periodically throughout the year for data elements such as claims reported and settled, paid losses, and paid losses combined with case reserves. The historical development patterns for these data elements are used as the assumptions to calculate reserve estimates, including the reserves for reported and unreported claims. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting re-estimates are reflected in current results of operations.

The Company reports its reserves for unpaid losses and loss adjustment expenses gross of the amounts related to unpaid losses recoverable from reinsurers and reports loss and loss adjustment expenses net of amounts ceded to reinsurers. The Company does not discount its loss reserves for financial statement purposes.

Other Revenue

Our insurance affiliates may charge policyholders a policy fee on each policy written; to the extent these fees are not subject to refund, and the Company recognizes the income immediately when collected, which coincide with related service obligations. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and records the fees as income when collected. Other income also includes rental income due under non-cancelable leases for space at the Company’s commercial property.

Assessments

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

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. The Convertible notes are accounted for in accordance with ASC 470-20. At the time of issuance and until December 1, 2017, the Company recorded the fair value of the derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. As of December 31, 2020, the Company has $23.4 million of the Convertible Notes outstanding.

Beginning December 1, 2017, the conversion option of the Convertibles Notes qualified for the equity classification and was no longer accounted for as a separate derivative instrument liability in accordance with applicable U.S. GAAP guidance. The Company separately accounts for the liability and equity components of Convertible Notes that can be settled in cash by allocating the proceeds from issuance between the liability component and the embedded conversion option, or equity component, in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The Company recognizes the accretion of the resulting discount using the effective interest method as part of interest expense in its consolidated statements of operations.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes stock-based compensation expense over the requisite vesting period in accordance with ASC Topic 718, Compensation—Stock Compensation. Restricted stock awards are valued based on the fair value of the stock on the grant date and the related compensation expense is recognized over the vesting period. For awards with performance-based vesting conditions expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight line basis from the award date. The award will continue to be expensed on a straight-line basis until probability of achieving the performance-based conditions changes, if applicable.

Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the reported period. Common equivalent shares include incremental shares from diluted vested and unvested restricted shares and convertible notes outstanding during the period using the treasury stock method.

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

Recently Adopted Accounting Pronouncements

Investments-Equity Securities

In January 2020, the FASB issued ASU No. 2020-01, “Investments-Equity Securities” (Topic 321), “Investments-Equity Method and Joint Ventures” Topic 323 and “Derivatives and Hedging” Topic 815 (ASU No. 2020-01) as an update to ASU No. 2016-01 “Financial Instruments-Overall”, further clarifying certain interactions between the guidance to account for certain equity securities under Topic 321, 323 and 815, and improve current GAAP by reducing diversity in practice and increasing comparability of accounting. The standard will be effective for the Company in fiscal year 2022, and early adoption is permitted. At December 31, 2020, the Company adopted the new guidance and re-evaluated its investments of non-consolidated variable interest entities (“VIEs”), and elected to apply the measurement alternative to certain investments in reporting the non-consolidated VIEs, at cost less impairment, adjusted for qualifying observable price changes. Refer to Note 2 “Investments” to our consolidated statements included in this Annual report on Form 10-K, for further information.

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments . This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company adopted this standard on January 1, 2020, and based on the composition of our reinsurance recoverables, investment portfolio and other financial assets, current economic conditions and historical credit loss activity, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Fair Value Measurements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance eliminates, adds and modifies, certain disclosures requirements related to fair value measurements. Except for the disclosure requirements, the adoption of this guidance, effective on January 1, 2020 did not have a material impact on our consolidated financial statements.

Internal Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard clarifies the accounting for implementation costs in cloud computing arrangements. The majority of the Company’s cloud computing arrangements relate to service contracts with third parties that host the Company’s data and computing infrastructure that are used in providing services to and supporting transactions with the Company’s existing or potential policyholders and insurance agents. The standard was effective on January 1, 2020 with no material impact on our consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06 related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s in own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the potential impact of this ASU on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective for contract modifications made between March 12, 2020 and December 31, 2022. The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not anticipated to have a material impact on the Company’s consolidated financial statements. The Company will continue to evaluate the impact of the reference rate reform on contract modifications through December 31, 2022.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

Note 2.	Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2020	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$29,985	$609	$1	$30,593
States, municipalities and political subdivisions	84,597	1,077	4	85,670
Special revenue	271,194	3,154	27	274,321
Hybrid securities	100	—	—	100
Industrial and miscellaneous	167,296	3,070	39	170,327
Total	$553,172	$7,910	$71	$561,011

(1)

Includes securities at December 31, 2020 with a carrying amount of $21.6 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The table below summarizes the Company’s fixed maturity securities at December 31, 2020 and 2019 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$68,587	12%	$69,027	12%
Due after one year through five years	142,969	26%	145,675	26%
Due after five years through ten years	166,240	30%	168,979	30%
Due after ten years	175,376	32%	177,330	32%
Total	$553,172	100%	$561,011	100%

	December 31, 2019
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$63,989	11%	$64,197	11%
Due after one year through five years	206,657	36%	209,211	35%
Due after five years through ten years	117,266	20%	121,378	21%
Due after ten years	189,877	33%	192,470	33%
Total	$577,789	100%	$587,256	100%

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale as of December 31, 2020, 2019 and 2018, respectively:

	For the Years ended December 31,
	2020		2019		2018
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
	(in thousands)
Debt Securities Available-for-sale
Realized gains	$22,466	$374,863	$2,119	$157,125	$85	$25,647
Realized losses	(71)	6,368	(211)	14,580	(249)	58,971
Net realized gain (losses)	$22,395	$381,231	$1,908	$171,705	$(164)	$84,618

Equity Investments

The following table presents the net realized and unrealized gains (losses) on equity investments and other non-marketable equity securities for the years ended December 31, 2019 and 2018, respectively There were no reported equity gains (losses) for the year ended December 31, 2020.

	2019		2018
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
For the years ended December 31,
Equity securities	$2,703	$21,386	$1	$169
Other investments	1,050	—	—	—
Total realized gains	3,753	21,386	1	169
Equity securities	(1,441)	3,613	(236)	4,840
Other investments	(57)	—	—	—
Total realized losses	(1,498)	3,613	(236)	4,840
Unrealized losses on equity securities	—	—	(2,078)	—
Net realized and unrealized gain (losses)	$2,255	$24,999	$(2,313)	$5,009

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2020, 2019 and 2018, respectively:

Net Investment Income

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Debt securities available-for-sale	$12,067	$13,761	$9,591
Equity securities	—	1,436	1,333
Cash and cash equivalents	223	1,470	1,703
Other investments	1,100	505	2,767
Net investment income	13,390	17,172	15,394
Investment expenses	1,088	2,740	2,114
Net investment income, less investment expenses	$12,302	$14,432	$13,280

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	3	$1	$73	1	$—	$7
States, municipalities and political subdivisions	6	4	5,158	—	—	—
Special revenue	27	24	16,439	9	3	73
Industrial and miscellaneous	26	39	16,025	—	—	—
Total	62	$68	$37,695	10	$3	$80

	Less Than Twelve Months			Twelve Months or More
December 31, 2019	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	9	$10	$1,476	23	$18	$4,288
States, municipalities and political subdivisions	6	38	7,613	3	3	1,440
Special revenue	62	145	24,862	95	109	13,159
Industrial and miscellaneous	25	13	12,601	16	8	3,202
Total	102	$206	$46,552	137	$138	$22,089

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A- or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, the Company believes these unrealized losses generally were caused by a decrease in market interest rates since the time the securities were purchased.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), Limited Liability Companies (“LLCs”), and a Real Estate Investment Trust (“REIT”). These investments are accounted for using the equity method, with income reported in net realized and unrealized gains and losses or the measurement alternative method, which is reported at cost less impairment (if any), plus or minus changes from observable price changes.

These investments are generally of a passive nature and the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. Investments in these entities are by nature less liquid and may involve more risk than other investments.

In 2020, the Company entered into agreements for Class A Preferred Units in the amounts of $7.5 million and $9.9 million, measured at amortized costs with interest payments paid monthly and principal payments commencing in June 1, 2021 and February 1, 2022, respectively. For the year ended December 31, 2020, the Company received $628,000 in interest payments from the preferred units. There is no active market for these investments.

The Company’s maximum exposure to loss with respect to these investments is limited to the investments carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. Equity method income is reported in net investment income.

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2020 and 2019 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2020	2019
Other Real Estate LLC	Other Investments	Equity Method	$3,000	$—
Real Estate Corporation	Other Investments	Measure Alternative	4,000	4,000
Class A Preferred Units(1)	Other Investments	Amortized Cost	17,400	—
Non-real estate related(2)	Other Investments	Equity Method	2,009	2,375
Total non-consolidated VIEs			$26,409	$6,375
(1)

The Class A preferred units in the amounts of $7.5 million and $9.9 million are measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2024, respectively.

(2)

The underlying assets of the funds are expected to be liquidated over the period of approximately 3 year to 5 years from December 31, 2020. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, or transfer its investment, without the consent of the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and interest processed from the underlying assets.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2020 and 2019:

	As of December 31, 2020		As of Ended December 31, 2019
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$26,409	$26,409	$6,375	$6,375

No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

Note 3.	Goodwill and Other Intangible Assets

For both years ended December 31, 2020 and 2019 goodwill was $152.5 million and intangible assets were $62.3 million and $68.6 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Goodwill
(in thousands)
Balance as of December 31, 2018	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2020	$152,459

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2020 and 2019, respectively (amounts in thousands):

	For the Year Ended December 31,
	2020	2019
Amortizing intangible assets	(in thousands)
Brand	$1,210	$1,210
Agent relationships	15,500	15,500
Renewal rights	57,200	57,200
Customer relations	870	870
Trade names	9,000	9,000
Non-compete	4,790	4,790
	88,570	88,570
Accumulated amortization	(27,608)	(21,243)
Total infinite-lived intangible assets, net	60,962	67,327
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$62,277	$68,642

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2021	$6,351
2022	6,351
2023	6,351
2024	6,351
2025	6,315
Thereafter	29,243
$60,962

Amortization expense of intangible assets was $6.4 million, $8.2 million and $24.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 4.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	For the Year Ended December 31,
	2020	2019	2018
Basic earnings per share:
Net income attributable to common stockholders (000's)	$9,326	$28,636	$27,155
Weighted average shares outstanding	27,978,519	29,213,910	25,941,253
Basic earnings per share:	$0.33	$0.98	$1.05

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$9,326	$28,636	$27,155
Weighted average shares outstanding	27,978,519	29,213,910	25,941,253
Add: Effect of dilutive securities
Impact of unvested equity awards	10,447	19,071	15,118
Conversion of convertible notes (1)	—	—	139,503
Diluted weighted average common shares outstanding	27,988,966	29,232,981	26,095,874
Diluted earnings per share:	$0.33	$0.98	$1.04

(1)

The Company had 2,029,162, 1,914,770 and 2,563,777 of antidilutive shares for the years ended December 31, 2020, 2019 and 2018, respectively. The convertible notes were excluded from the computations because the conversion price on these notes were greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the treasury method.

Note 5.	Fair Value Measurements

Certain of the Company’s assets are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company employs a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Accordingly, when market observable data are not readily available, the Company’s own assumptions are set to reflect those that market participants would be presumed to use in pricing the asset or liability at the measurement date. Assets and liabilities recorded at fair value on the consolidated balance sheets are categorized based on the level of judgment associated with inputs used to measure their fair value and the level of market price observability, as follows:

Level 1 – Unadjusted quoted prices are available in active markets for identical assets/liabilities as of the reporting date.

Level 2 – Valuations based on observable inputs, such as quoted prices similar assets or liabilities at the measurement date; quoted prices in the markets that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 – Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.

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

For the years ended December 31, 2020 and 2019, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$30,593	$371	$30,222	$—
States, municipalities and political subdivisions	85,670	—	85,670	—
Special revenue	274,321	—	274,321	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	170,327	—	170,327	—
Total investments	$561,011	$371	$560,639	$—

December 31, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$54,191	$366	$53,825	$—
States, municipalities and political subdivisions	76,355	—	76,355	—
Special revenue	250,226	—	250,226	—
Hybrid securities	101	—	101	—
Industrial and miscellaneous	206,383	—	206,383	—
Total investments	$587,256	$366	$586,890	$—

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the years ended December 31, 2020 and 2019, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during 2020, 2019 and 2018. The measurement period may be up to one year from the acquisition date. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill, the carrying amount for cash and cash equivalents approximates fair value due to the short term maturity of these investments.
Note 6.	Other Comprehensive Income

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Year Ended December 31,
	2020			2019			2018
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$20,738	$(4,807)	$15,931	$19,765	$(4,575)	$15,190	$(5,700)	$2,281	$(3,419)
Reclassification adjustment of realized (gains) losses included in net income	(22,395)	5,191	(17,204)	(1,734)	401	(1,333)	163	(49)	114
Effect on other comprehensive income	$(1,657)	$384	$(1,273)	$18,031	$(4,174)	$13,857	$(5,537)	$2,232	$(3,305)

Note 7.	Other Assets

The following table summarizes the Company’s other assets for the years ended December 31, 2020 and 2019:

Description	December 31, 2020	December 31, 2019
	(in thousands)
Other amounts receivable	$1,816	$1,185
State underwriting pooling and associations	4,753	3,165
Prepaid expense	4,726	3,999
Right to use assets	6,461	6,645
Premium taxes	248	1,788
Other assets	—	1,328
Total other assets	$18,004	$18,110

Note 8.Leases

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

The components of lease costs were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Amortization of ROU assets - Finance leases	$98	$79
Interest on lease liabilities - Finance leases	25	23
Variable lease cost (cost excluded from lease payments)	538	451
Operating lease cost (cost resulting from lease payments)	1,362	1,250
Total lease cost	$2,023	$1,803

Supplemental balance sheet information related to leases was as follows:

	Balance Sheet Classification	December 31, 2020
Right-of-use assets - Operating	Other assets	$5,955
Right-of-use assets - Finance	Other assets	$506
Lease liability - Operating(1)	Accounts payable and other liabilities	$7,610
Lease liability - Finance	Accounts payable and other liabilities	$545

(1)	Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases was as follows:

	December 31, 2020	December 31, 2019
Weighted average lease term - Finance leases	3.76	3.66
Weighted average lease term - Operating leases	6.99	8.01
Weighted average discount rate - Finance leases	6.92%	7.09%
Weighted average discount rate - Operating leases	5.30%	5.33%

Supplemental disclosure of cash flow information related to leases were as follows:

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Finance lease - Operating cash flows	$25	$27
Finance lease - Financing cash flows	$82	$83

Operating lease - Operating cash flows (fixed payments)	$1,452	$970
Operating lease - Operating cash flows (liability reduction)	$1,031	$713

Maturities of lease liabilities were as follows as of December 31, 2020:

December 31, 2020
2021	$1,636
2022	1,641
2023	1,548
2024	1,183
2025	885
2026 and thereafter	2,906
Total lease payments	9,799
Less: imputed interest	(1,644)
Present value of lease liabilities	$8,155

Note 9.	Property and Equipment

Property and equipment, net consists of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
	(in thousands)
Land	$2,582	$2,582
Building	10,141	11,390
Computer hardware and software	6,358	5,712
Office furniture and equipment	2,027	2,007
Tenant and leasehold improvements	8,133	8,105
Vehicle fleet	850	789
Total, at cost	30,091	30,585
Less: accumulated depreciation and amortization	(11,406)	(9,832)
Property and equipment, net	$18,685	$20,753

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $1.6 million, $2.2 million, $2.3 million, respectively. The Company’s real estate consists of 15 acres of land, 5 buildings with a gross area of 191,200 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
2021	$2,310
2022	2,177
2023	2,279
2024	2,152
2025	1,811
2026 and Thereafter	14,374
Total	$25,103

Note 10.	Deferred Reinsurance Ceding Commission

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

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the year ended December 31, 2020, 2019 and 2018 the Company allocated ceding commission income of $43.0 million and $47.0 million and $54.9 million to policy acquisition costs and $14.1 million and $15.4 million and $18.1 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2020, 2019 and 2018.

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning balance of deferred ceding commission income	$37,464	$44,819	$51,109
Ceding commission deferred	59,664	55,095	67,867
Less: ceding commission earned	(57,133)	(62,450)	(74,157)
Ending balance of deferred ceding commission income	$39,995	$37,464	$44,819

Note 11.	Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Beginning Balance	$77,211	$73,055	$41,678
Policy acquisition costs deferred	171,274	149,095	171,007
Amortization	(159,220)	(144,939)	(139,630)
Ending Balance	$89,265	$77,211	$73,055

Note 12.	Reinsurance

Overview

Reinsurance

In order to limit our potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums ceded to reinsurers is one of our largest costs. We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2019 and 2020, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) our wholly-owned reinsurance subsidiary, Osprey. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share program limits our exposure on catastrophe and non-catastrophe losses and provides ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

Purchasing a sufficient amount of reinsurance to cover catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of our risk strategy. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

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

2020-2021 Reinsurance Towers

Millions

$1,347.2	Layer 4 100% of $160M xs $40M Nil Reinst.

$1,214.0	FHCF Layer 90% of $885.7M xs $328.3M ($797.2M)

$945.4

$328.3	Layer 3 100% of $200M xs $40M 1@100% w/ RPP

$190.0	Layer 2 100% of $100M xs $40M 1@100% w/ RPP

$90.0	Layer 1 100% of $50M xs $40M 1@100% w/ RPP

$40.0	20% Co-Par	Top and Agg 80% of $30M xs $10M xs $5M AAD ($20M)

$15.0	Retention

FL 1st Event

Millions

$965.0	NE ONLY 100% of $115M xs $40M Nil Reinst.

$850.0	Multi-Zonal 84% of $300M xs $40M 1@100% w/ RPP ($252M)		Top/Agg 16% of $300M xs $40M ($48M)	Millions

				$690.0	Multi-Zonal 84% of $300M xs $40M 1@100% w/ RPP ($252M)	Top/Agg 16% of $300M xs $40M ($48M)

$550.0	Layer 4 100% of $160M xs $40M Nil Reinst.

$390.0	Layer 3 100% of $200M xs $40M 1@100% w/ RPP			$390.0	Layer 3 100% of $200M xs $40M 1@100% w/ RPP

$190.0	Layer 2 100% of $100M xs $40M 1@100% w/ RPP			$190.0	Layer 2 100% of $100M xs $40M 1@100% w/ RPP
$90.0	Layer 1 100% of $50M xs $40M 1@100% w/ RPP			$90.0	Layer 1 100% of $50M xs $40M 1@100% w/ RPP

$40.0	20% Co-Par	Top and Agg	$15.52M Recovered	$40.0	20% Co-Par	Top and Agg 80% of $30M xs $10M xs $5M AAD ($20M)
			Net Quota Share 56% of $20M xs 0M ($11.2M)
$15.0	Retention			$15.0	Retention

	NE 1st Event				HI 1st Event

2020-2021 Reinsurance Program

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

Net Quota Share Reinsurance

Our Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of our other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2020 ceding 56% of the net premiums and losses and 3% of the prior year quota share is in run off.

Aggregate Coverage

A $976.0 million of limit is structured on an aggregate basis (Top and Aggregate, Layer 1, Layer 2, Layer 3, Layer 4, Multi-Zonal and northeast only). To the extent that this coverage is not fully exhausted in the first catastrophic event, it provides coverage commencing at its reduced retention for second and subsequent events where underlying coverage has been previously exhausted. The Company purchased reinstatement premium protection for $621.0 million of this coverage, which can be reinstated one time. Layers (with exception to FHCF) are “net” of a $40.0 million attachment point. Layers inure to the subsequent layers if the aggregate limit of the preceding layer(s) is exhausted, and a portion of the subsequent layer cascades down in its place.

Additionally, for business underwritten by NBIC, we placed 42.5% of an aggregate contract to cover, all catastrophe losses excluding named storms from December 1, 2019 to March 31, 2020. The limit on the contract was $20.0 million, with a retention of $20.0 million and franchise deductible of $1.0 million. NBIC placed 50% of an aggregate contract with the same terms to cover all catastrophe losses excluding named storms from December 1, 2020 to March 31, 2021.

We placed 100% of an occurrence contract for our business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2020, expiring December 31, 2021. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

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

For a discussion of 2019-2020 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” further “Note 12. Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.

 Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,080,100	$996,842	$609,593
Ceded	(473,836)	(452,120)	(236,206)
Net	$606,264	$544,722	$373,387

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$937,937	$924,247	$696,289
Ceded	(436,564)	(445,534)	(423,001)
Net	$501,373	$478,713	$273,288

	For the Year Ended December 31, 2018
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$923,349	$926,326	$855,780
Ceded	(477,451)	(472,144)	(618,355)
Net	$445,898	$454,182	$237,425

Note 13.	Reserve For Unpaid Losses

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of period	$613,533	$432,359	$470,083
Less: reinsurance recoverable on unpaid losses	393,630	250,507	315,353
Net balance, beginning of period	219,903	181,852	154,730
Incurred related to:
Current year	392,976	276,985	224,080
Prior years	(19,589)	(3,696)	13,345
Total incurred	373,387	273,289	237,425
Paid related to:
Current year	228,394	137,764	104,368
Prior years	103,243	97,474	105,935
Total paid	331,637	235,238	210,303
Net balance, end of period	261,653	219,903	181,852
Plus: reinsurance recoverable on unpaid losses	397,688	393,630	250,507
Balance, end of period	$659,341	$613,533	$432,359

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred for the years ended December 31, 2020, 2019 and 2018 reflect prior year favorable development of $19.6 million and $3.7 million and unfavorable development of $13.3 million respectively, associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience. While a portion of the 2018 unfavorable development includes additional retention for hurricane losses, the majority of the 2018 loss development related to personal lines litigated and Florida Assignment of Benefit claims from 2016 and 2017 accident years.

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019	2020	Net IBNR Reserves	Reported Claims
2012 & prior	$102,723	$105,765	$107,842	$106,493	$106,331	$106,654	$106,446	$106,628	$106,437	$22	53,353
2013		61,157	61,483	62,969	62,166	62,354	62,378	62,564	62,829	82	13,095
2014			118,991	114,899	113,847	114,984	115,838	115,234	115,409	837	18,477
2015				179,255	197,744	203,792	205,164	206,011	205,437	2,661	26,054
2016					237,207	242,611	250,990	250,235	250,067	4,912	27,495
2017						189,163	195,240	192,749	194,618	5,841	69,967
2018							199,565	193,672	192,474	12,567	33,482
2019								258,876	231,545	36,630	23,098
2020									370,058	129,188	—
							Total	Total	$1,728,874	$192,740

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019	2020
2012 & prior	$92,909	$101,323	$102,750	$104,093	$104,362	$105,053	$105,875	$106,475	$106,689
2013		35,771	50,716	55,589	57,647	59,395	60,581	61,191	62,235
2014			68,732	95,076	101,456	108,509	112,518	113,609	113,975
2015				103,918	162,654	181,672	192,967	197,524	199,600
2016					132,679	211,512	233,540	238,868	241,875
2017						103,148	169,743	178,622	184,313
2018							84,552	152,592	170,301
2019								124,664	185,667
2020									210,548
				Total					$1,475,203

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$253,679
Ceded Unpaid Loss and Allocated Loss Adjustment Expense	397,688
Unpaid Unallocated Loss Adjustment Expense	7,974
Unpaid losses and loss adjustment expenses	$659,341

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2020 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	56%	28%	7%	4%	2%	3%

Note 14.	Long-Term Debt

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

Interest accrues from August 16, 2018 and is payable semi-annually in arrears, on February 1 and August 1 of each year, beginning in 2019.

At December 31, 2020, the Company had $22.1 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $1.3 million. For the year ended December 31, 2020, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.4 million, on the outstanding Convertible Notes.

As of December 31, 2019, the Company had $21.3 million of the Convertible Notes outstanding, net of debt issuance and debt discount costs which totaled approximately, $2.1 million. For the year ended December 31, 2019, the Company made interest payments of approximately $1.5 million on the Convertible Notes.

As of December 31, 2018, the Company had $25.6 million of the Convertible Notes outstanding, net of debt issuance and debt discount costs which totaled approximately, $3.6 million. For the year ended December 31, 2018, the Company made interest payments of approximately $8.1 million on the Convertible Notes.

During the fourth quarter of 2018, the Company exchanged Convertible Notes in the aggregate principal amount of $75.8 million for a combination of cash and the issuance of an aggregate of 3,595,452 shares of the Company’s common stock valued at $53.0 million.

Debt Extinguishment

The Company reacquired convertible senior notes over a series of transactions in 2019, 2018 and 2017. In accordance with ASC 470 “ Debt ”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor. Based on the reacquisition of the Convertible Notes, the Company should derecognize the related debt and conversion option liability. Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the costs of the debt.

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

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the respective years ended December 31, 2020 and 2019, the Company made principal and interest payments of $892,850 on the mortgage loan.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2020 and 2019, the aggregate principal outstanding on the term loan totaled $60.0 million and $69.4 million, respectively. For the year ended December 31, 2020 and 2019, the Company made interest payments of approximately $2.6 million and $4.0 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of December 31, 2020, and 2019, the Company had $10.0 million of borrowings and a letters of credit outstanding under the Revolving Credit Facility. For the year ended December 31, 2020 and 2019, the Company made interest payments of $403,000 and $565,000 under the credit facility, respectively.

As of December 31, 2020, the Company’s effective interest rate for the Term Loan and for the Revolving Credit Facility was 3.475%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

On July 1, 2020, Regions issued an irrevocable standby letter of credit in the amount of $36.0 million under the Credit Agreement in favor of our affiliated insurance companies, Heritage P&C, NBIC and Zephyr. The letter of credit was established to provide collateral for reinsurance agreements entered into between Osprey Re and our affiliated insurance companies. The amount of the letter of credit was subsequently reduced to $31.5 million at the Company’s request once collateral needs for Osprey Re were finalized. Draws on the letter of credit are limited to covered reinsurance losses pursuant to the aforementioned reinsurance agreements. As of December 31, 2020, the Company has not drawn any funds from the letter of credit.

On April 27, 2020, the Company amended its Credit Agreement by entering into the Second Amendment to Credit Agreement (the “Second Amendment”) with the lenders to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent. The Second Amendment modified the negative covenants in the Credit Agreement to permit the Company to make acquisitions and investments if, after giving effect to the acquisition or investment, either (1) the Company has an aggregate of $25.0 million in cash and availability under the revolving credit facility or (2) the consolidated leverage ratio under the Credit Agreement is at least a quarter turn less than the required ratio for the trailing four quarters. The amendment gives the Company more flexibility to make acquisitions and investments in the future. All other material terms of the Credit Agreement remain unchanged.

On June 1, 2020, the Company amended the Credit Agreement by entering into the Third Amendment to Credit Agreement (the “Third Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent. The Third Amendment modified the Credit Agreement to increase the letter of credit sublimit from $5 million to $40 million and to make related modifications to certain of the negative covenants in the Credit Agreement.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta, with a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of December 31, 2020, the fair value of the collateralized securities was $21.6 million and the equity investment in FHLB common stock was $1.4 million. As of December 31, 2020 and 2019, the Company made quarterly interest payments of approximately $604,000 and $602,300 per the terms of the agreement, respectively.

The following table summarizes the Company’s long-term debt:

	December 31, 2020	December 31, 2019
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,827	12,117
Term loan facility	60,000	69,375
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$124,440	$134,105
Deferred finance costs	$3,442	$4,857
Total long-term debt	$120,998	$129,248

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

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2021	$7,806
2022	7,822
2023	74,539
2024	354
2025	374
Thereafter	33,545
Total principal payments	$124,440

Note 15.	Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Federal:
Current	$(14,863)	$9,674	$28,891
Deferred	6,859	584	(20,636)
(Benefit)/provision for Federal income tax	(8,004)	10,258	8,255
State:
Current	1,501	1,785	4,162
Deferred	(610)	317	(578)
Provision for State income tax expense	891	2,102	3,584
(Benefit)/provision for income taxes	$(7,113)	$12,360	$11,839

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Expected income tax expense at federal rate	21.0%	21.0%	21.0%
State tax expense	25.9%	3.6%	5.5%
Permanent items	16.0%	0.9%	0.7%
Non-deductible stock compensation	22.4%	(0.4)%	2.1%
Tax exempt interest	(18.4)%	(1.6)%	(1.6)%
Non-deductible acquisition costs	0.0%	0.0%	0.4%
Executive compensation 162(m)	20.3%	6.1%	4.3%
Political contributions	6.2%	0.3%	0.5%
Tax rate change	(409.1)%	0.6%	(2.3)%
Other	(5.6)%	(0.4)%	(0.2)%
Reported income tax expense	(321.3)%	30.1%	30.4%

The effective tax rate for 2020 benefitted from a tax rate change related to a carryback of a tax net operating loss, which was carried back five years under The CARES Act. The effective tax rates for 2020, 2019 and 2018 were affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2017 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis.  The CARES Act amended the law for net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021.  Net operating losses generated by a corporation during these taxable years are allowed a five-year carryback period.  As the Company had a 2020 tax net operating loss, the Company’s rate reconciliation reflects the favorable $7.1 million tax benefit from carrying back tax losses to years for which the statutory rate was 35%.

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

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as December 31 were as follows:

	For the Year Ended December 31,
	2020	2019
Deferred tax assets:	(in thousands)
Unearned premiums	$15,303	$12,585
Unearned commission	9,272	8,671
Net operating loss	1,885	—
Tax-related discount on loss reserve	3,322	2,716
Stock-based compensation	113	297
Accrued expenses	982	757
Leases	394	331
Other	343	1,890
Total deferred tax asset	31,614	27,247
Deferred tax liabilities:
Deferred acquisition costs	20,694	17,871
Prepaid expenses	236	153
Unrealized gain	1,814	2,195
Property and equipment	1,669	1,029
Note discount	326	478
Basis in purchased investments	53	100
Basis in purchased intangibles	15,693	16,977
Internal revenue code 481(a)-Accounting method change	8,577	—
Other	1,029	1,067
Total deferred tax liabilities	50,091	39,870
Net deferred tax liability	$(18,477)	$(12,623)

The Company had no capital loss carryforward as of December 31, 2020.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The remaining goodwill from asset purchases that is deductible for tax purposes over the future years totaled $6.0 million for the years ended December 31, 2020 and 2019, respectively. We had non-deductible goodwill of $144.4 million for the years ended December 31, 2020 and 2019, respectively.

The statute of limitations related to our federal and state income tax returns remains open from our filings for 2017 through 2019. For the 2014 tax year, the federal income tax return was examined by the tax authority resulting in no material adjustments. In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 would be examined. In August 2020, the Company received a notice from the tax authority for the examined tax years, reporting that the returns were accepted as final. No further action will be required and no other tax years are under examination.

Our reinsurance affiliate, Osprey Re, Ltd., which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2020, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which reports, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory net loss of $24.3 million and $16.3 for the years ended December 31, 2020 and 2019, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $333.3 million at December 31, 2020. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $347.7 million at December 31, 2019. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2020, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $13.7 million and $6.9 million for the years ended December 31, 2020 and 2019.

Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory surplus to fall below minimum risk-based capital requirements.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2020 and 2019.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. Refer to Note 1 “Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” to our consolidated statements included in this Annual report on Form 10-K, for further information. for a description of how the Company recovers assessments imposed upon it. Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. There are currently no assessments to be collected from policyholders and remitted to any governmental or quasi-governmental entities. If an assessment becomes levied the Company would multiply the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

The Company reported its insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices.

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3a Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to maintain statutory capital and surplus of at least $1.0 million and maintain liquid resources or have access to liquid resources equal to its maximum obligation for which it is responsible under the terms of any reinsurance arrangement to which it is a party. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2020. Bermuda’s standard for financial statement reporting is U.S. GAAP.
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

In July 2020, the Company entered into a ten year, non-cancellable operating lease agreement for approximately 88,600 square feet of office space located in Tampa, Florida. The Company anticipates relocating from the Clearwater Corporate office to the new location during the second half of 2021.

The following summarizes our gross principal contractual commitments, as of December 31, 2020:

	Total	Less Than 1(1) Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Lease obligations	$29,674	$18	$5,709	5,961	17,986
Total Contractual Obligations	$29,674	$18	$5,709	$5,961	$17,986
(1)

Subject to conditional base rent abatement for the first six months, commencing on date of possession of property and includes the estimated timing and amounts of payments for rent and tenant improvements associated with build-to-suit lease arrangements prior to the lease commencement date.

Note 18.	Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2020 and 2019:

Description	December 31, 2020	December 31, 2019
	(in thousands)
Deferred ceding commission	39,995	$37,464
Outstanding claim checks	10,864	—
Accounts payable and other payables	9,248	7,225
Accrued dividends	1,670	1,750
Accrued interest and issuance costs	833	1,052
Lease obligations	8,155	8,369
Other liabilities	80	387
Commission payables	18,245	14,798
Total other liabilities	$89,090	$71,045

Note 19.	Accrued Bonus Compensation

At December 31, 2020, the Company recognized employee bonus compensation expense in aggregate of $6.4 million of which $2.9 million was carried over into 2021, of which $2.1 million relates to the consolidated severance payment due, as disclosed in Part IV, Item 6. Exhibit 10.5 Separation agreement dated December 1, 2020. At December 31, 2019, the Company recognized employee bonus compensation expense of approximately $7.6 million, which the Company paid out in cash of approximately $6.0 million for 2019, the remainder was paid in 2020.
Note 20.	Related Party Transactions

In January 2018, the Company entered into a consulting agreement with Mrs. Shannon Lucas, the wife of the Former Chairman and CEO, in which she agreed to provide consulting services related to the Company’s catastrophe reinsurance and risk management program at a rate of $400 per hour. The consulting agreement has no specific term and either party may terminate the agreement upon providing written notice. Additionally, she serves as a director of Heritage P&C and NBIC with an annual compensation of $200,000. For the years ended December 31, 2020 and 2019, the Company paid consulting fees to Ms. Lucas of approximately $127,200 and $344,400, respectively.

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2020 and 2019, the Company paid agency commission to Comegy of approximately $1.0 million and $589,800, respectively.

Note 21.Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2020 and 2019, the contributions made to the plan on behalf of the participating employees were approximately $1.2 million and $1.0 million, respectively.

The Company provides for its employees a partially self-insured healthcare plan and benefits. For years ended December 31, 2020 and 2019, incurred medical premium and related costs amounted to an aggregate of $4.1 million and $3.8 million, respectively. An additional liability of approximately $1.4 million and $418,000 was recorded for unpaid claims as of December 31, 2020 and 2019, respectively. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $125,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the $1.5 million retention and the $1.0 million of aggregate coverage would be borne by the Company. The aggregate stop loss commences once our expenses exceed 120% of the annual aggregate expected claims.

Note 22.	Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2020, the Company had 27,748,606 shares of common stock outstanding, 9,279,839, treasury shares of common stock and 100,267 shares of unvested restricted common stock issued reflecting total paid-in capital of $331.9 million as of such date.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended our existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share.

At December 31, 2020 the Company has the capacity to repurchase $50 million of its common shares until December 31, 2021.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

Dividends

For the year ended December 31, 2020, we recorded quarterly cash dividends of approximately $6.8 million as follows:

	Quarter Ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Cash dividend per common share	$0.06	$0.06	$0.06	$0.06
Total cash dividends paid	$1,749,800	$1,725,784	$1,693,323	$1,683,232
Record date	December 16, 2019	March 16, 2020	June 15, 2020	September 15, 2020
Payment date	January 6, 2020	April 3, 2020	July 6, 2020	October 2, 2020

Note 23.Stock-Based Compensation

Common Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2020, there were 1,125,526 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In 2020, the Company awarded 10,000 and 5,000 shares of restricted stock with at a fair value of $10.60 per share and $10.83 per share, respectively. The 2020 restricted stock grants vest over a 2 year and 12 month, period commencing from the date of grant, respectively. No restricted stock was granted during the year ended December 31, 2019. In 2018, the Company granted 155,801 restricted shares vesting over three to five years, to the Company’s executives and other key employees.

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

Restricted stock activity for the three years ended December 31, 2020, 2019 and 2018 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2017	675,000	$21.40
Granted	155,801	16.10
Vested	(112,500)	16.35
Canceled and surrendered	(112,500)	16.35
Non-vested, at December 31, 2018	605,801	$20.41
Granted	—	—
Vested	(22,647)	14.28
Canceled and surrendered	(237,620)	14.82
Non-vested, at December 31, 2019	345,534	$19.56
Granted	15,000	10.68
Vested	(13,044)	13.17
Canceled and surrendered	(247,223)	9.49
Non-vested, at December 31, 2020	100,267	$15.37

Awards are being amortized to expense over the one to five year vesting period. The Company recognized $4.7 million, $5.4 million and $5.3 million of compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, 260,267 restricted stock were vested and released. Of the stock released to employees, 247,223 shares were withheld by the Company to cover withholding taxes of $2.4 million. During 2019 and 2018, 237,620 and 112,500 shares, respectively, were withheld to cover withholding taxes of $3.5 million and $1.8 million respectively, arising from the vesting of restricted shares. We recognized no tax benefit from the restricted stock awards and related paid dividends for the years 2020, 2019 and 2018, respectively.

At December 31, 2020 and 2019 there was approximately $1.1 million and $5.6 million, representing unrecognized expense related to the non-vested stock, which is expected to be recognized over the remaining restriction periods as described in the table below.

Additional information regarding our outstanding non-vested restricted stock at December 31, 2020 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)

February 12, 2018	75,000	16.35	2.0
September 3, 2018	10,267	15.08	0.8
April 24, 2020	10,000	10.60	1.5
September 21, 2020	5,000	10.83	0.8
	100,267

Note 24.	Selected Quarterly Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$126,006	$129,057	$138,230	$151,429
Investment income	$3,670	$3,296	$2,817	$2,519
Total revenues	$132,706	$136,012	$165,119	$159,548
Total operating expenses	$119,946	$129,049	$169,601	$164,604
Operating income (loss)	$12,760	$6,963	$(4,482)	$(5,056)
Net income (loss)	$7,620	$4,132	$(5,233)	$2,807
Basic net income (loss) per share	$0.27	$0.15	$(0.19)	$0.10
Diluted net income (loss) per share	$0.27	$0.15	$(0.19)	$0.10

For the year ended December 31, 2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$109,691	$114,083	$123,862	$131,077
Investment income	$3,672	$3,830	$3,655	$3,275
Total revenues	$118,261	$122,843	$131,699	$138,502
Total operating expenses	$106,763	$119,770	$118,215	$116,990
Operating income	$11,498	$3,073	$13,484	$21,512
Net income	$6,964	$721	$8,133	$12,818
Basic net income per share	$0.24	$0.02	$0.28	$0.44
Diluted net income per share	$0.24	$0.02	$0.28	$0.44

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.
Note 25.Subsequent Events

On March 3, 2021, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2021 to stockholders of record as of March 15, 2021.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 11.	Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein from the Registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2020.

PART IV

Item 15.	Exhibits, Financial Statements Schedules
(a)	The following documents are filed as part of this report.
(1)	Financial Statements

The following consolidated financial statements of the Company and the reports of independent auditors thereon are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The following additional financial schedules are furnished herewith pursuant to requirements of Form 10-K.

Schedules required to be filed under the provisions of Regulations S-X Article 7:

(3)	List of Exhibits

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit Number	Description (File No. 001-36462)

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
4.2	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017)
4.3

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017)

4.4	Description of Capital Stock dated December 31, 2019 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2020)
10.1†	Heritage Insurance Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 of the Registration Statement filed on Form S-1 (File No. 333-195409) filed on April 21, 2014)
10.2†	Employment Agreement dated January 5, 2021 between Heritage Insurance Holding, Inc. and Ernie Garateix, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2021)
10.3†

Consulting Agreement dated December 1, 2020 between Heritage Insurance Holdings, Inc. and Lucas Consulting Service, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 4, 2020)

Exhibit Number	Description (File No. 001-36462)
10.4†	Separation Agreement dated December 1, 2020 between Heritage Insurance Holdings Inc. and Bruce Lucas, (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 4, 2020)
10.5†	Separation Agreement dated December 1, 2020 between Heritage Insurance Holdings Inc. and Richard Widdicombe, (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on December 4, 2020)
10.6†	Employment agreement by and between Heritage Insurance Holdings, Inc and Kirk H. Lusk, dated January 30, 2018 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 2, 2018)
10.7†

Amendment to Employment agreement, dated October 7, 2019, by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.8

Credit Agreement, dated December 14, 2018, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 12, 2019)

10.9

First Amendment to Credit Agreement, dated as of May 17, 2019, by and between Heritage Insurance Holdings, Inc. and the Lenders party, the Guarantors and Regions Bank (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.10

Second Amendment to Credit Agreement, dated April  27, 2020, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.11

Third Amendment to Credit Agreement, dated June 1, 2020, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2020)

10.12†

Employment Agreement, dated February 3, 2014, by and between NBIC Service Company, Inc. and Timothy M. Moura (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.13†

First Amendment to Employment Agreement, dated January 1, 2018, by and between NBIC Service Company, Inc. and Timothy M. Moura (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.14†

Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Ernie Garateix (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.15†

Restricted Stock Award Agreement, dated February 12, 2018, by and between Heritage Insurance Holdings, Inc. and Kirk Lusk (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.16†

Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Rich Widdicombe (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.17†

Restricted Stock Award Agreement, dated February 12, 2018, by and between Heritage Insurance Holdings, Inc. and Timothy Moura (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

21	Subsidiaries of the Registrant *

23.1	Consent of Plante Moran, PLLC *

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

Exhibit Number	Description (File No. 001-36462)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

Item 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 9, 2021	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
Chief Financial Officer
(on behalf of the Registrant and as Principal Financial and Accounting Officer)

POWERS OF ATTORNEY

KNOW ALL BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Ernesto Garateix or Kirk Lusk as his true and lawful attorney-in-fact and agent, he with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 9, 2021
/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 9, 2021
/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial and Accounting Officer)	March 9, 2021
/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 9, 2021

/s/ IRINI BARLAS
Irini Barlas	Director	March 9, 2021

/s/ MARK BERSET
Mark Berset	Director	March 9, 2021

/s/ STEVEN MARTINDALE
Steven Martindale	Director	March 9, 2021

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 9, 2021

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 9, 2021

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 9, 2021

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2020	2019
	(in thousands)
ASSETS
Fixed maturity securities, available for sale, at fair value	$—	$—
Cash and cash equivalents	5,865	12,671
Investment in and advances to subsidiaries	574,547	594,141
Other assets	4,945	2,813
Total Assets	$585,357	$609,625
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities	143,013	160,826
Total Liabilities	$143,013	$160,826

Common stock	$3	$3
Paid-in-capital	331,867	329,568
Treasury	(115,365)	(105,368)
Accumulated other comprehensive income	6,057	7,330
Retained earnings	219,782	217,266
Total Stockholders' Equity	$442,344	$448,799
Total Liabilities and Stockholders' Equity	$585,357	$609,625

Condensed Statement of Operations

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Revenue:
Other revenue	$5,717	$6,180	$1,858
Total revenue	5,717	6,180	1,858
Expenses:
General and administrative expense	13,021	11,699	19,005
Amortization of debt issuance cost	2,128	2,190	4,623
Interest expense, net	7,769	7,609	17,277
Other non-operating expense, net	—	48	9,791
Total expenses	$22,918	$21,546	$50,696
Loss before income taxes and equity in net income of subsidiaries	(17,201)	(15,366)	(48,838)
Benefit from income taxes	(3,425)	(511)	(9,545)
Loss before equity in net income of subsidiaries	(13,776)	(14,855)	(39,293)
Equity in net income of subsidiaries	23,102	43,491	66,448
Comprehensive income	$9,326	$28,636	$27,155

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
(In thousands)
Net loss	$(13,776)	$(14,855)	(39,293)
Adjustments to reconcile net loss to net cash provided by (used in) Operating activities:
Stock-based compensation	4,683	5,379	5,273
Net realized gains	—	49	9,790
Valuation on conversion feature	—	—	3,252
Amortization of debt issuance cost	—	—	4,623
Deferred income taxes	(343)	334	(1,325)
Changes in operating assets and liabilities
Prepaid	317	(659)	121
Income taxes payable	(8,585)	351	(5,080)
Accrued interest on debt	400	444	(3,771)
Other assets	(2,448)	2,182	(3,521)
Dividends payable	(80)	—	1,589
Other liabilities	460	(4,094)	7,338
Net cash used in operating activities	(19,372)	(10,869)	(21,004)
Investing Activities
Dividends received from subsidiaries	47,256	70,590	92,800
Collection (issue) of principle note receivable	—	358	—
Investments and advances to subsidiaries	(5,872)	(15,865)	(42,200)
Net cash provided by investing activities	41,384	55,083	50,600
Financing Activities
Proceeds from issuance of note payable, net of issuance costs	—	—	110,769
Repayment of secured senior notes	—	—	(79,500)
Mortgage loan payments	(290)	(277)	(264)
Repurchase of convertible notes	—	(2,869)	(52,739)
Repayment of long-term debt	(9,375)	(15,625)	—
Shares tendered for income tax withholdings	(2,384)	(3,521)	(1,839)
Purchase of treasury stock	(9,997)	(16,183)	(2,000)
Dividends paid	(6,772)	(6,959)	(6,380)
Net cash used in financing activities	(28,818)	(45,434)	(31,953)
Decrease in cash and cash equivalents	(6,806)	(1,221)	(2,357)
Cash and cash equivalents, beginning of period	12,671	13,892	16,249
Cash and cash equivalents, end of year	$5,865	$12,671	$13,892

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We also provide commercial residential insurance for properties in Florida, New Jersey, and New York and are also licensed in the state of Pennsylvania. In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and sponsor catastrophe bonds issued by Citrus Re.

The accompanying condensed financial statements included the activity of the Parent Company and the equity basis of its consolidated subsidiaries. Accordingly, these condensed financial statements have been presented for the parent company only. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.

In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2020.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2020
Allowance for doubtful accounts	$290	161	—	—	$451
Year ended December 31, 2019
Allowance for doubtful accounts	$—	290	—	—	$290

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
	(in thousands)
2020	$659,341	$392,976	$(19,589)	$331,637	$12,302
2019	$613,533	$276,985	$(3,696)	$235,238	$14,432
2018	$432,360	$224,080	$13,345	$210,303	$13,280

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2020	$89,265	$157,442	$606,264	$544,722	$569,618
2019	$77,211	$144,939	$501,373	$478,713	$486,220
2018	$73,055	$139,630	$445,898	$454,182	$472,357

Report of Independent Registered Public Accounting Firm

on Supplemental Information

To the Board of Directors and Stockholders

Heritage Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Heritage Insurance Holdings, Inc. (the “Company”) as of and for the three-year period ended December 31, 2020, and issued our report thereon dated March 9, 2021 which expressed an unqualified opinion on those financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

East Lansing, Michigan

March 9, 2021