Form 10-Q
period 2021-03-31
Heritage Insurance Holdings, Inc.
filed 2021-05-07
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 3, 2021 was 27,965,190

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $625,773 and $553,172)	$622,923	$561,011
Equity securities, at cost	1,415	1,599
Other investments	26,409	26,409
Total investments	650,747	589,019
Cash and cash equivalents	402,770	440,956
Restricted cash	5,427	5,427
Accrued investment income	2,872	2,737
Premiums receivable, net	84,336	77,471
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $45	326,276	355,037
Prepaid reinsurance premiums	172,223	245,818
Income taxes receivable	29,896	32,224
Deferred policy acquisition costs, net	88,876	89,265
Property and equipment, net	18,674	18,685
Intangibles, net	60,689	62,277
Goodwill	152,459	152,459
Other assets	19,549	18,004
Total Assets	$2,014,794	$2,089,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$637,882	$659,341
Unearned premiums	573,411	569,618
Reinsurance payable	144,206	161,918
Long-term debt, net	119,501	120,998
Deferred income tax, net	11,109	18,477
Advance premiums	21,497	18,268
Accrued compensation	8,112	9,325
Accounts payable and other liabilities	71,628	89,090
Total Liabilities	$1,587,346	$1,647,035

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 27,965,190 shares issued and 27,904,923 shares outstanding at March 31, 2021; 27,883,873 shares issued and 27,748,606 shares outstanding at December 31, 2020	3	3
Additional paid-in capital	332,000	331,867
Accumulated other comprehensive (loss) income	(2,145)	6,057
Treasury stock, at cost, 9,279,839 and 9,279,839 shares	(115,365)	(115,365)
Retained earnings	212,955	219,782
Total Stockholders' Equity	427,448	442,344
Total Liabilities and Stockholders' Equity	$2,014,794	$2,089,379

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2021	2020
REVENUES:
Gross premiums written	$274,181	$229,102
Change in gross unearned premiums	(3,770)	5,614
Gross premiums earned	270,411	234,716
Ceded premiums	(128,212)	(108,710)
Net premiums earned	142,199	126,006
Net investment income	1,293	3,670
Net realized gains	80	59
Other revenue	3,671	2,971
Total revenues	147,243	132,706
EXPENSES:
Losses and loss adjustment expenses	97,909	68,181
Policy acquisition costs, net of ceding commission income (1)	35,366	30,047
General and administrative expenses, net of ceding commission income (2)	19,800	21,718
Total expenses	153,075	119,946
Operating (loss) income	(5,832)	12,760
Interest expense, net	1,878	1,966
(Loss) income before income taxes	(7,710)	10,794
(Benefit) provision for income taxes	(2,562)	3,174
Net (loss) income	$(5,148)	$7,620
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(10,597)	2,027
Reclassification adjustment for net realized investment gains	(80)	(59)
Income tax expense (benefit) related to items of other comprehensive income	2,475	(456)
Total comprehensive (loss) income	$(13,350)	$9,132
Weighted average shares outstanding
Basic	27,827,804	28,548,830
Diluted	27,827,804	28,549,012
(Loss) earnings per share
Basic	$(0.19)	$0.27
Diluted	$(0.19)	$0.27

(1)	Policy acquisition costs includes $11.3 million and $10.4 million of ceding commission income for the three months ended March 31, 2021 and 2020, respectively.
(2)	General and administration includes $3.7 million and $3.5 million of ceding commission income for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2019	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(5,148)	$7,620
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	260	1,345
Bond amortization and accretion	917	1,359
Amortization of original issuance discount on debt	455	349
Depreciation and amortization	2,020	2,024
Allowance for bad debt	76	—
Net realized investment gains	(80)	(59)
Deferred income taxes	(4,893)	(4,452)
Changes in operating assets and liabilities:
Accrued investment income	(135)	115
Premiums receivable, net	(6,941)	771
Prepaid reinsurance premiums	73,595	78,073
Reinsurance recoverable on paid and unpaid claims	28,761	53,880
Income taxes receivable	2,328	3,171
Deferred policy acquisition costs, net	389	2,316
Right of use leased asset	245	110
Other assets	(1,790)	(8,739)
Unpaid losses and loss adjustment expenses	(21,459)	(6,356)
Unearned premiums	3,793	(5,593)
Reinsurance payable	(17,712)	(54,391)
Accrued interest	(666)	(1,172)
Accrued compensation	(1,213)	2,890
Advance premiums	3,229	12,890
Income taxes payable	—	8,878
Operating lease liabilities	(271)	(264)
Other liabilities	(16,533)	(9,068)
Net cash provided by operating activities	39,227	85,697
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	40,470	58,462
Fixed maturity securities purchases	(113,890)	(83,891)
Equity securities sales	177	26
Equity securities purchases	—	(6)
Cost of property and equipment acquired	(421)	(76)
Net cash used in investing activities	(73,664)	(25,485)
FINANCING ACTIVITIES
Repayment of term note	(1,875)	(3,750)
Mortgage loan payments	(77)	(72)
Purchase of treasury stock	—	(7,986)
Tax withholdings on share-based compensation awards	(127)	(233)
Dividends paid	(1,670)	(1,750)
Net cash used in financing activities	(3,749)	(13,791)
(Decrease) increase in cash, cash equivalents, and restricted cash	(38,186)	46,421
Cash, cash equivalents and restricted cash, beginning of period	446,383	283,008
Cash, cash equivalents and restricted cash, end of period	$408,197	$329,429
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$1,808	$2,418

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$402,770	$440,956
Restricted cash	5,427	5,427
Total	$408,197	$446,383

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

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2020 Form 10-K.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting Pronouncements not yet adopted

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements annual report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021.  There have been no material changes to the Company’s accounting policies since the filing of that report.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on our results of operations or financial position.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods:

March 31, 2021	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$43,089	$433	$3	$43,519
States, municipalities and political subdivisions	97,804	312	1,191	96,925
Special revenue	291,277	1,779	2,970	290,086
Hybrid securities	99	1	—	100
Industrial and miscellaneous	193,504	1,439	2,650	192,293
Total	$625,773	$3,964	$6,814	$622,923
(1)

Includes securities at March 31, 2021 with a carrying amount of $22.2 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

(1)

Includes securities at December 31, 2020 with a carrying amount of $20.2 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the three months ended March 31, 2021 and 2020, respectively:

	2021		2020
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$83	$10,431	$60	$8,510
Total realized losses	(3)	642	(1)	256
Net realized gains and (losses)	$80	$11,073	$59	$8,766

The table below summarizes the Company’s fixed maturity securities at March 31, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$78,937	13%	$79,291	13%
Due after one year through five years	177,382	28%	178,603	29%
Due after five years through ten years	204,746	33%	200,886	32%
Due after ten years	164,708	26%	164,143	26%
Total	$625,773	100%	$622,923	100%

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Debt securities	$1,418	$4,162
Equity securities	—	—
Cash and cash equivalents	28	352
Other investments	371	94
Net investment income	1,817	4,608
Less: Investment expenses	524	938
Net investment income, less investment expenses	$1,293	$3,670

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2021 and December 31, 2020, respectively:

	Less Than Twelve Months			Twelve Months or More
March 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	4	$3	$361	$—	$—	$—
States, municipalities and political subdivisions	66	1,191	55,427	—	—	—
Special revenue	159	2,966	127,866	10	4	101
Industrial and miscellaneous	131	2,650	102,756	—	—	—
Total fixed maturity securities	360	$6,810	$286,410	10	$4	$101

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A- or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. Further, we did not believe we had a credit event and therefore did not record any credit allowance for securities that were in an unrealized loss position at March 31, 2021. We attribute the price decline and subsequent increase in our unrealized losses to interest rates rather than any sort of fundamental deterioration.

	Less Than Twelve Months			Twelve Months or More
December 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$1	$73	1	$—	$7
States, municipalities and political subdivisions	6	4	5,158	—	—	—
Special revenue	27	24	16,439	9	3	73
Industrial and miscellaneous	26	39	16,025	—	—	—
Total fixed maturity securities	62	$68	$37,695	10	$3	$80

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), limited liability companies (“LLCs”), and a Real Estate Investment Trusts (“REITs”). These investments are accounted for using the equity method, with income reported in net realized and unrealized gains and losses or the measurement alternative method, which is reported at cost less impairment (if any), plus or minus changes from observable price changes.

These investments are generally of a passive nature and the Company has determined it is not the primary beneficiary as it has no ability to direct activities that could significantly affect the economic performance of the investments. Investments in these entities are by nature less liquid and may involve more risk than other investments. The Company’s maximum exposure to loss with respect to these investments is limited to the investments carrying amounts reported as “other investments” in the Company’s condensed consolidated balance sheet.

In 2020, the Company entered into agreements for preferred units in the amounts of $7.5 million and $9.9 million. The preferred units are measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2021, respectively. For the three months ended March 31, 2021, the Company received $348,000 in interest payments from the preferred units. There is no active market for these investments.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021		2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$26,409	$26,409	$6,375	$6,375

No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

NOTE 3. FAIR VALUE OF FINANCIAL MEASUREMENTS

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

We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices are available in active markets for identical assets/liabilities as of the reporting date.
•

Level 2 – Valuations based on observable inputs, such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in the markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3 – Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. We did not hold any Level 3 assets or liabilities as of March 31, 2021 or December 31, 2020.

The following table present information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognitions of transfers between levels of the fair value hierarchy.

The table below present the balances of our invested assets measured at fair value on a recurring basis:

March 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$43,519	$370	$43,149	$—
States, municipalities and political subdivisions	96,925	—	96,925	—
Special revenue	290,086	—	290,086	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	192,293	—	192,293	—
Total investments	$622,923	$370	$622,553	$—

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$30,593	$371	$30,222	$—
States, municipalities and political subdivisions	85,670	—	85,670	—
Special revenue	274,321	—	274,321	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	170,327	—	170,327	—
Total investments	$561,011	$371	$560,640	$—

Financial Instruments excluded from the fair value hierarchy

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

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended March 31, 2021 and 2020, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, we determine the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the first quarters of 2021 and 2020. We record any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(10,597)	$2,457	$(8,140)	$2,027	$(469)	$1,558
Reclassification adjustment of realized gains included in net income	(80)	18	(62)	(59)	13	(46)
Effect on other comprehensive (loss) income	$(10,677)	$2,475	$(8,202)	$1,968	$(456)	$1,512

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

Components of our lease costs for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Amortization of ROU assets - Finance leases	$37	$22
Interest on lease liabilities - Finance leases	9	6
Variable lease cost (cost excluded from lease payments)	121	130
Operating lease cost (cost resulting from lease payments)	340	343
Total lease cost	$507	$501

Supplemental cash flow information and non-cash activity related to our operating and financing leases were as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Finance lease - Operating cash flows	$9	$6
Finance lease - Financing cash flows	$30	$18

Operating lease - Operating cash flows (fixed payments)	$367	$368
Operating lease - Operating cash flows (liability reduction)	$271	$264

Supplemental balance sheet information related to our operating and financing leases as of March 31, 2021 were as follows (in thousands):

	Balance Sheet Classification	March 31, 2021
Right-of-use assets - operating	Other assets	$5,747
Right-of-use assets - finance	Other assets	$469
Lease liability - operating (1)	Accounts payable and other liabilities	$7,371
Lease liability - finance	Accounts payable and other liabilities	$515

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for our operating and financing leases were as follows:

	March 31, 2021	March 31, 2020
Weighted average lease term - Finance leases	3.54 yrs.	3.42 yrs.
Weighted average lease term - Operating leases	6.78 yrs.	7.68 yrs.
Weighted average discount rate - Finance leases	6.9%	7.1%
Weighted average discount rate - Operating leases	5.3%	5.3%

Maturities of lease liabilities by fiscal year for our operating and financing leases were as follows (in thousands):

March 31, 2021
2021 remaining	$1,242
2022	1,660
2023	1,550
2024	1,183
2025	885
Thereafter	2,906
Total lease payments	9,426
Less: imputed interest	(1,540)
Present value of lease liabilities	$7,886

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	6,680	6,358
Office furniture and equipment	2,034	2,027
Tenant and leasehold improvements	8,225	8,133
Vehicle fleet	850	850
Total, at cost	30,512	30,091
Less: accumulated depreciation and amortization	(11,838)	(11,406)
Property and equipment, net	$18,674	$18,685

Depreciation and amortization expense for property and equipment was $432,300 and $432,000 for the three months ended March 31, 2021 and 2020, respectively. The Company’s real estate consists of 15 acres of land and 5 buildings with a gross area of 191,200 square feet and a parking garage. Approximately 75% of the building in Clearwater is leased to unaffiliated tenants. Following our planned relocation to our new Tampa headquarters, which is expected to occur in the second half of 2021, we intend to sublease the remaining available space at the Clearwater location to unaffiliated tenants.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At March 31, 2021 and December 31, 2020 goodwill was $152.5 million and intangible assets were $60.7 million and $62.3 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2020	$152,459
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2021	$152,459

Other Intangible Assets

Our intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of our intangible assets was $1.6 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2021 or 2020.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2021 - remaining	$4,763
2022	$6,351
2023	$6,351
2024	$6,351
2025	$6,315
Thereafter	$29,243
Total	$59,374

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(5,148)	$7,620
Weighted average shares outstanding	27,827,804	28,548,830
Basic (loss) earnings per share:	$(0.19)	$0.27

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(5,148)	$7,620
Weighted average shares outstanding	27,827,804	28,548,830
Weighted average dilutive shares	—	182
Total weighted average dilutive shares	27,827,804	28,549,012
Diluted (loss) earnings per share:	$(0.19)	$0.27

Due to the net loss for the three months ended March 31, 2021, the number of dilutive shares is the same as the number of basic shares due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the treasury method. The Company had 1,629,503 and 1,889,770 antidilutive shares as of March 31, 2021 and 2020, respectively.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended March 31, 2021 and 2020, the Company allocated ceding commission income of $11.3 million and $10.4 million to policy acquisition costs and $3.7 million and $3.5 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Beginning balance of deferred ceding commission income	$39,995	$37,464
Ceding commission deferred	13,029	10,845
Less: ceding commission earned	(15,033)	(13,929)
Ending balance of deferred ceding commission income	$37,991	$34,380

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Beginning Balance	$89,265	$77,211
Policy acquisition costs deferred	46,675	38,131
Amortization	(47,064)	(40,447)
Ending Balance	$88,876	$74,895

NOTE 11. INCOME TAXES

For the three months ended March 31, 2021 and 2020, the Company recorded an income tax benefit of $(2.6) million and an income tax expense of $3.2 million, respectively, which corresponds to effective tax rates of 33.2% and 29.4%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each three month period was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of our business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of our net deferred tax liability:

	March 31, 2021	December 31, 2020
Deferred tax assets:	(In thousands)
Unearned premiums	$19,271	$15,303
Unearned commission	8,807	9,272
Net operating loss	1,484	1,885
Tax-related discount on loss reserve	3,426	3,322
Stock-based compensation	114	113
Accrued expenses	1,110	982
Leases	379	394
Unrealized losses	661	—
Other	358	343
Total deferred tax asset	35,610	31,614
Deferred tax liabilities:
Deferred acquisition costs	20,604	20,694
Prepaid expenses	202	236
Unrealized gains	—	1,814
Property and equipment	1,605	1,669
Note discount	286	326
Basis in purchased investments	48	53
Basis in purchased intangibles	15,346	15,693
Internal revenue code 481(a)-Accounting method change	7,505	8,577
Other	1,123	1,029
Total deferred tax liabilities	46,719	50,091
Net deferred tax liability	$(11,109)	$(18,477)

The statute of limitations related to our federal and state income tax returns remains open from our filings for 2018 through 2020. In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 would be examined. In August 2020, the Company received a notice from the tax authority for the examined tax years, reporting that the returns were accepted as final. No further action will be required and no other tax years are under examination.

At March 31, 2021 and December 31, 2020, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, we purchase significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of our risk strategy, and premiums ceded to reinsurers is one of our largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2019 and 2020, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

The Company’s reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. The Company generally amortizes its catastrophe reinsurance premiums ratably over the 12-month contract period, which is June 1 through May 31. Its quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

In the event that the Company incurs losses and loss adjustment expenses recoverable under its reinsurance program, the Company records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of its liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to its estimate of unpaid losses. As a result, a reasonable possibility exists that an estimated recovery may change significantly in the near term from the amounts included in the Company’s condensed consolidated financial statements.

The Company’s insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance in excess of its state regulator requirements, which are based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.

For a detailed discussion of our 2020-2021 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” further “Note 12. Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Premium written:
Direct	$274,181	$229,102
Ceded	(54,617)	(30,637)
Net	$219,564	$198,465
Premiums earned:
Direct	$270,411	$234,716
Ceded	(128,212)	(108,710)
Net	$142,199	$126,006
Loss and Loss Adjustment Expenses
Direct	$125,495	$107,365
Ceded	(27,585)	(39,184)
Net	$97,909	$68,181

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$659,341	$613,533
Less: reinsurance recoverable on unpaid losses	397,688	393,630
Net balance, beginning of period	261,653	219,903
Incurred related to:
Current year	99,504	72,331
Prior years	(1,595)	(4,150)
Total incurred	97,909	68,181
Paid related to:
Current year	25,826	21,236
Prior years	62,266	47,308
Total paid	88,092	68,544
Net balance, end of period	271,470	219,540
Plus: reinsurance recoverable on unpaid losses	366,412	387,637
Balance, end of period	$637,882	$607,177

As of March 31, 2021, the Company reported $271.5 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $205.0 million attributable to IBNR net of reinsurance recoverable, or 75.5% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of March 31, 2021, the Company had $22.3 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately, $1.1 million. For the three months ended March 31, 2021 and 2020, the Company made interest payments, net of affiliated Convertible Notes of approximately $687,800 and $687,800 respectively on the Convertible Notes.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2020, there was $60.0 million in aggregate principal outstanding on the Term Loan Facility. As of March 31, 2021, the balance of the term loan was $58.1 million. For the three months ended March 31, 2021 and 2020, the Company made interest payments of approximately $706,800 and $1.2 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of March 31, 2021, and December 31, 2020, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the three months ended March 31, 2021 and 2020, the Company made interest payments of approximately $116,805 and $265,900 under the revolving credit facility, respectively.

At March 31, 2021, the Company’s, effective interest rate for the Term Loan and for the Revolving Credit Facility was 3.38%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly based on the most beneficial rate used to calculate the interest payment.

At March 31, 2021, the Company closed the July 1, 2020 standby letter of credit in the amount of $31.5 million that was issued by Regions Bank.

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

On April 27, 2020, the Company amended the Credit Agreement by entering into the Second Amendment to Credit Agreement (the “Second Amendment”) with the lenders from time to time party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent. The Second Amendment modified the negative covenants in the Credit Agreement to permit the Company to make acquisitions and investments if, after giving effect to the acquisition or investment, either (1) the Company has an aggregate of $25.0 million in cash and availability under the revolving credit facility or (2) the consolidated leverage ratio under the Credit Agreement is at least a quarter turn less than the required ratio for the trailing four quarters. The amendment gives the Company more flexibility to make acquisitions and investments in the future. All other material terms of the Credit Agreement remain unchanged.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective three-month periods ended March 31, 2021 and 2020, the Company made principal and interest payments of approximately $223,200 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of March 31, 2021, the fair value of the collateralized securities was $22.2 million and the equity investment in FHLB common stock was $1.2 million. As of March 31, 2021, and 2020, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $150,160 and $150,000, respectively. As of March 31, 2021, and December 31, 2020, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $139,300 and $76,600, respectively.

The following table summarizes the Company’s debt and credit facilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,750	11,827
Term loan facility	58,125	60,000
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$122,488	$124,440
Less: unamortized discount and issuance costs	$2,987	$3,442
Total long-term debt	$119,501	$120,998

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

The schedule of principal payments on long-term debt as of March 31, 2021 is as follows:

Year	Amount
(In thousands)
2021 remaining	$5,855
2022	7,822
2023	74,539
2024	354
2025	374
Thereafter	33,544
Total	$122,488

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of March 31, 2021 and December 31, 2020:

Description	March 31, 2021	December 31, 2020
	(In thousands)
Deferred ceding commission	$37,991	$39,995
Outstanding claim checks	—	10,864
Accounts payable and other payables	7,951	9,248
Lease obligations	7,886	8,155
Accrued interest and issuance costs	167	833
Accrued dividends	1,678	1,670
Premium tax	1,886	—
Other liabilities	676	80
Commission payables	13,395	18,245
Total other liabilities	$71,628	$89,090

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $305.6 million at March 31, 2021 and $333.3 million at December 31, 2020. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At March 31, 2021, our insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

In July 2020, the Company entered into a ten year, non-cancellable operating lease agreement for approximately 88,600 square feet of office space located in Tampa, Florida. The Company anticipates relocating from the Clearwater Corporate office to the new location during the second half of 2021. The anticipated principal contractual commitments based on the terms and conditions of the agreement is approximately $29.7 million through 2031.

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2021 and 2020.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended March 31, 2021 and 2020, the Company paid agency commission to Comegys of approximately $309,800 and $179,800, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2021 and 2020, the contributions made to the plan on behalf of the participating employees were approximately $322,200 and $339,300, respectively.

The Company provides its employees with a partially self-insured healthcare plan and benefits. For the three months ended March 31, 2021 and 2020, incurred medical premium costs amounted to an aggregate of $990,100 and $910,000, respectively. An additional liability of approximately $1.8 million and $1.4 million is recorded for unpaid claims as of March 31, 2021 and December 31, 2020, respectively. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $125,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the coverage limits would be borne by the Company. The aggregate stop loss commences once our expenses exceed 120% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2021, the Company had 27,904,923 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 219,084 unvested shares of restricted common stock issued reflecting total paid-in capital of $332.0 million as of such date.

As more fully disclosed in our audited consolidated financial statements for the year ended December 31, 2020, there were, 27,748,606 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 100,267 unvested shares of restricted common stock, representing $331.9 million of additional paid-in capital.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended our existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under our current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. No shares were repurchased during the three months ended March 31, 2021 under the share repurchase program.

At March 31, 2021 the Company has the capacity to repurchase $50 million of its common shares until December 31, 2021.

Dividends

On March 3, 2021, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2021, to stockholders of record as of March 15, 2021.

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 21. STOCK-BASED COMPENSATION

Common, Restricted and Performance-based Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. Our plan allows for a variety of equity awards including stock options, restricted stock awards and performance-based awards.

At March 31, 2021 there were 981,709 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

During the quarter ended March 31, 2021, the Board of Directors awarded to its Chief Executive Officer 95,878 performance-based restricted shares with a market value at the time of grant of $10.43 per share. The restricted shares have a three-year performance period beginning on January 1, 2021 and ending on December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition. In addition, the Board issued this executive 47,939 time-based restricted shares with a market value at the time of grant of $10.43 per share. The restricted shares will vest in three equal installments of 15,979 on December 31, 2021, and 15,980 on December 31, 2022 and 2023, respectively.

For awards with performance-based vesting conditions expense is not recognized until it is determined that it is probable the performance-based conditions will be met. When achievement of a performance-based condition is probable, a catch-up of expense will be recorded as if the award had been vesting on a straight-line basis from the award date. The award will continue to be expensed on a straight-line basis until probability of achieving the performance-based conditions changes, if applicable. For awards with only a service condition, the Company expenses stock-based compensation using the straight-line method over the requisite service period for the entire award.

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

Restricted stock activity for the quarter ended March 31, 2021 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	95,878	10.43
Granted - Time-based restricted stock	47,939	10.43
Vested	(12,500)	16.35
Canceled and surrendered	(12,500)	16.35
Non-vested, at March 31, 2021	219,084	$12.02

Awards are being amortized to expense over the one to five-year vesting period. The Company recognized $260,000 and $1.3 million of compensation expense for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 12,500 shares were withheld by the Company to cover withholding taxes of $127,000.

At March 31, 2021 and 2020 there was approximately $2.0 million and $4.2 million, representing unrecognized expense related to the non-vested stock which is expected to be recognized over the remaining restriction periods as described in the table below.

Additional information regarding our outstanding non-vested restricted stock at March 31, 2021 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	50,000	$16.35	2.00
September 3, 2018	10,267	$15.08	0.80
April 24, 2020	10,000	$10.60	1.50
September 21, 2020	5,000	$10.83	0.80
January 4, 2021	143,817	$10.43	3.00
	219,084

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2021.

On May 5, 2021, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2021 to stockholders of record as of June 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and information included and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

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

COVID-19 and Other Matters

With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Approximately 50% of our total personnel are either working from home full-time or on a hybrid schedule between office and home. Our corporate and remote offices remain operational, we are practicing social distancing, and have enhanced cleaning protocols and are using personal protective equipment in addition to employing other preventative measures.

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

Although we have not experienced a significant amount of payment delays, or non-payment, there may be delays in premium payments in geographies that might require us to grant policyholders additional time to pay their premiums and, under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

Global credit and financial markets experienced extreme volatility and disruptions during the second quarter of 2020 as a result of the COVID-19 pandemic, including diminished liquidity and credit availability, declines in consumer confidence, increases in unemployment rates and uncertainty about economic stability. Although we were relatively unaffected by the condition of the credit markets, if the credit and financial markets again experience significant deterioration at a time when we need additional liquidity, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Notwithstanding these actual and potential impacts, we currently believe that our cash on hand, revolving credit facility and expected earnings give us sufficient liquidity to fund our operations. However, if we need additional liquidity at a time when equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive.

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that we are deferring to future periods. We do not currently expect the CARES Act to have a material impact on our liquidity or our financial results, except for the benefit associated with a 5-year carryback of our 2020 tax net operating loss. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

Financial Results Highlights for the First Quarter of 2021

•	Net loss for the quarter was $5.1 million, or ($0.19) per diluted share.
•	Book value per share of $15.32, down 4.9% from $16.11 at March 31, 2020 and down 3.9% from year-end 2020.
•	Gross premiums written of $274.2 million, up 19.7% year-over-year, including 21.9% growth outside Florida and 17.7% growth in Florida.
•	Premiums in force of $1.1 billion, up $167.4 million quarter-over-quarter.
•	Policies-in-force of 591,924, up 10.0% year-over-year.
•	Favorable prior year reserve development of $1.6 million.
•

Net current accident year weather losses of $31.4 million, up substantially from $21.2 million in the prior year quarter. Current accident year weather losses include $15.4 million of net current accident quarter catastrophe losses, down from $17.0 million in the prior year quarter, and $16.1 million of other weather losses, up from $4.1 million in the prior year quarter.

•	Total capital returned to shareholders of $1.7 million, representing a $0.06 per share regular quarterly dividend.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$274,181	$229,102	$45,079	19.7%
Change in gross unearned premiums	(3,770)	5,614	(9,384)	(167.1)%
Gross premiums earned	270,411	234,716	35,695	15.2%
Ceded premiums	(128,212)	(108,710)	(19,502)	17.9%
Net premiums earned	142,199	126,006	16,193	12.9%
Net investment income	1,293	3,670	(2,377)	(64.8)%
Net realized gains	80	59	21	35.9%
Other revenue	3,671	2,971	700	23.6%
Total revenue	$147,243	$132,706	$14,537	11.0%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $274.2 million in first quarter 2021, up 19.7% from $229.1 million in the prior year quarter. The increase reflects 21.9% growth outside Florida and 17.7% growth in Florida. Rate increases materially benefited 2021 gross premiums written growth, particularly in Florida. Growth in all states was organic, including growth via independent agents and strategic partnerships with national carriers.

Premiums-in-force were $1.1 billion as of first quarter 2021, representing a 16.0% annualized growth rate from year-end 2020. The increase stems from the same items impacting gross premiums written.

Gross premiums earned

Gross premiums earned were $270.4 million in first quarter 2021, up 15.2% from $234.7 million in the prior year quarter. The increase reflects higher gross premiums written over the past twelve months.

Ceded premiums

Ceded premiums were $128.2 million in first quarter 2021, up 17.9% from $108.7 million in the prior year quarter. The increase is primarily attributable to an increase in the cost of our catastrophe excess of loss reinsurance program and an increase in total insured value (“TIV”) associated with premium growth.

Net premiums earned

Net premiums earned were $142.2 million in first quarter 2021, up 12.9% from $126.0 million in the prior year quarter. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $1.4 million in first quarter 2021, down 62.1% compared to $3.7 million in the prior year quarter. The decrease is primarily due to lower yields associated with the continued low interest rate environment.

Other revenue

Other revenue was $3.7 million in first quarter 2021, up 23.6% million from $3.0 million in the prior year quarter. The increase relates primarily to policy fee income associated with policy count growth.

Total revenue

Total revenue was $147.2 million in first quarter 2021, up 11.0% from $132.7 million in the prior year quarter. The increase primarily stems from higher net premiums earned, as described above.

	For the Three Months Ended March 31,
(Unaudited)	2021	2020	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	97,909	68,181	29,728	43.6%
Policy acquisition costs	35,366	30,047	5,319	17.7%
General and administrative expenses	19,800	21,718	(1,918)	(8.8)%
Total operating expenses	153,075	119,946	33,129	27.6%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $97.9 million in first quarter 2021, up 43.6% from $68.2 million in the prior year quarter.  The increase stems from higher attritional and weather net loss ratios and from a larger book of business.

Policy acquisition costs

Policy acquisition costs were $35.3 million in first quarter of 2021, up 17.7% from $30.0 million in the prior year quarter. The increase is primarily attributable to higher acquisition costs associated with growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $19.8 million in first quarter 2021, down 9% from $21.7 million in the prior year quarter. The decrease is primarily attributable to compensation associated with executive management changes in late 2020 as well as a reduction in stock compensation as larger tranches of restricted stock were fully vested in 2020.

	For the Three Months Ended March 31,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating (loss) income	(5,832)	12,760	(18,592)	(145.7)%
Interest expense, net	1,878	1,966	(88)	(4.5)%
(Loss) income before income taxes	(7,711)	10,794	(18,505)	(171.4)%
(Benefit) provision for income taxes	(2,562)	3,174	(5,736)	(180.7)%
Net (loss) income	$(5,148)	$7,620	$(12,768)	(167.6)%
Basic net (loss) income per share	$(0.19)	$0.27	$(0.45)	(169.3)%
Diluted net (loss) income per share	$(0.19)	$0.27	$(0.45)	(169.3)%

Interest expense, net

Net interest expense was $1.9 million in first quarter 2021, effectively flat quarter-over-quarter.

(Benefit) provision for income taxes

(Benefit) provision for income taxes was ($2.6) million in first quarter 2021 compared to $3.2 million in the prior year quarter. The effective tax rate was 33.2% in first quarter 2021, 3.8 points above the prior year quarter’s 29.4% rate. The higher effective tax rate relates to permanent tax differences. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net (loss) income

First quarter 2021 net loss was $5.1 million (($0.19) per diluted share), down 167.6% from net income of $7.6 million of net income ($0.27 per diluted share) in the prior year quarter. The decrease primarily reflects a higher net loss ratio, partly offset by a lower net expense ratio.

Ratios

	For the Three Months Ended March 31,
(Unaudited)	2021	2020
Ceded premium ratio	47.4%	46.3%

Net loss and LAE ratio	68.9%	54.1%
Net expense ratio	38.8%	41.1%
Net combined ratio	107.7%	95.2%

Ceded premium ratio

The ceded premium ratio was 47.4% in first quarter 2021, up 1.1 points from 46.3% in the prior year quarter. The increase is primarily attributable to higher costs associated with our catastrophe excess-of-loss reinsurance program, partly offset by higher gross premiums earned.

Net loss ratio

The net loss ratio was 68.9% in first quarter 2021, up 14.7 points from 54.1% in the prior year quarter. The increase primarily stems from higher current accident year attritional and weather net loss ratios and lower favorable reserve development.

Net expense ratio

The net expense ratio was 38.8% in first quarter 2021, down 2.3 points from 41.1% in the prior year quarter. The decrease primarily stems from a lower G&A expense ratio.

Net combined ratio

The net combined ratio was 107.6% in first quarter 2021, up 12.5 points from 95.2% in the prior year quarter. The increase primarily stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of March 31, 2021, we had $402.8 million of cash and cash equivalents and $650.7 million in investments, compared to $441.0 million and $589.0 million, respectively, as of December 31, 2020. The decrease in cash and cash equivalents was due primarily to the decrease in investment of funds held in cash at December 31, 2020, which was partly offset by cash provided by operating activities.

We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey, our captive reinsurance company, which is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates.

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

Cash Flows

	For the Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$39,227	$85,697	$(46,470)
Investing activities	(73,664)	(25,485)	(48,179)
Financing activities	(3,749)	(13,791)	10,042
Net (decrease) increase in cash and cash equivalents	$(38,186)	$46,421	$(84,607)

Operating Activities

Net cash provided by operating activities was $39.2 million for the three months ended March 31, 2021 compared to net cash provided of $85.7 million for the comparable period in 2020. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim payments and reinsurance reimbursements during the first three months of 2021 compared to the first three months of 2020.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $73.7 million as compared to net cash used of $25.5 million for the comparable period in 2020. The change in cash used for investing activities relates primarily to investment of proceeds from fixed income securities sold during 2020 as well as the timing of allocations of funds for investment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $3.7 million, as compared to cash used in financing activities of $13.8 million for the comparable period in 2020. The reduction in cash used in financing activities is due primarily to the decrease in the amount of stock repurchased under the stock repurchase program.

Credit Facilities

On December 14, 2018, the Company entered into a credit agreement (as amended from time to time, the “Credit Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners.

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

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to LIBOR (based on one, two, three or six-month interest periods), adjusted for statutory reserve requirements, plus an applicable margin or (2) a base rate determined by reference to the greatest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the LIBOR index rate applicable for an interest period of one month plus 1.00%, plus an applicable margin.

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 2.25% to 2.75% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2021, the borrowing under our Credit Facilities were accruing interest at a rate of 3.38% per annum.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.75 to 1.00 for each fiscal quarter in 2021, stepping down to 2.50 to 1.00 in 2022 and thereafter; (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

Convertible Notes

On August 10, 2017, the Company and Heritage MGA, LLC (the “Notes Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $125.0 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”). The Purchase Agreement contained customary representations, warranties and agreements of the Company and the Notes Guarantor and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions. The net proceeds from the offering of the Convertible Notes, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The offering of the Convertible Notes was completed on August 16, 2017.

The Company issued the Convertible Notes under an Indenture (the “Convertible Note Indenture”), dated August 16, 2017, by and among the Company, as issuer, the Notes Guarantor, as guarantor, and Wilmington Trust, National Association, as trustee (the “Trustee”).

The Convertible Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually in arrears, on February 1 and August 1 of each year. The Convertible Notes are senior unsecured obligations of the Company that rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated; effectively junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness or other liabilities incurred by the Company’s subsidiaries other than the Notes Guarantor, which fully and unconditionally guarantee the Convertible Notes on a senior unsecured basis.

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

The Convertible Note Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Convertible Note Indenture) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization (as set forth in the Convertible Note Indenture) with respect to the Company, 100% of the principal of, and accrued and unpaid interest, if any, on, the Notes automatically become immediately due and payable.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2021, we reassessed our critical accounting policies and estimates as disclosed within our 2020 Annual Report on Form 10-K.

Contractual Obligations

As of March 31, 2021, there have been no material changes to the contractual obligations table disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.744 years at March 31, 2021, 3.137 years at March 31, 2020, and 3.615 years at December 31, 2020.  Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our 2020 Annual Report on Form 10-K for the year ended

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Due to the COVID-19 pandemic, a portion of our employees continue to work from home or are on a hybrid schedule working both at our offices and from home. Established business continuity plans have been activated in order to continue business operations while mitigating any adverse impact to our control environment, operating procedures, data and internal controls. The design of our processes and controls allow for remote execution with accessibility to secure data.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2021.

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

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its annual report on Form 10-K for the year ended December 31, 2020 filed on March 9, 2021. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

During the three months ended March 31, 2021, the Company acquired 12,500 shares of its stock for a total cost of $127,000 that were not part of the publicly announced share repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock awards.

A summary of our common stock repurchases during the three months ended March 31, 2021 is set forth in the table below (in thousands, except shares):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2021	12,500	$16.35	—	$50,000
February 1 - February 29, 2021	—	$ —	—	$50,000
March 1 - March 31, 2021	—	$ —	—	$50,000
Total	12,500		—

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4	Form of Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
4.1	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017
4.2

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Form 8-K filed on August 16, 2017

10.18	Employment Agreement dated January 5, 2021 between Heritage Insurance Holdings, Inc. and Ernie Garateix, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2021)
10.19	Employment Agreement dated April 13, 2021 between Heritage Insurance Holdings, Inc. and Kirk Lusk, (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 14, 2021)
10.20*	Employment Agreement dated January 1, 2015 between Heritage Insurance Holdings, Inc. and Sharon Binnun
10.21*	Employment Agreement dated April 2, 2018 between Zephyr Insurance Company, Inc. and Tim Johns

10.22*	Form of Restricted Stock Award Agreement (Time-Based and Performance-Based Vesting)
10.23*

Fourth Amendment to Credit Agreement, dated March 24, 2021, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*   Filed herewith

**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 7, 2021	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 7, 2021	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial and Accounting Officer)