Form 10-Q
period 2021-06-30
Heritage Insurance Holdings, Inc.
filed 2021-08-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on August 2, 2021 was 28,007,208

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

These statements are based on current expectations, estimates and projections about the industry and market in which we operate, and management’s beliefs and assumptions. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” or “continue” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. The risks and uncertainties include, without limitation:

•	the possibility that actual losses may exceed reserves;
•	the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•	our exposure to catastrophic weather events;
•	inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•	the fluctuation in our results of operations;
•	increased costs of reinsurance, non-availability of reinsurance, non-collectability of reinsurance and our ability to obtain reinsurance on terms and at a cost acceptable to us;
•	increased competition, competitive pressures, and market conditions;
•	our failure to accurately assess and price the risks we underwrite;
•	our failure to identify suitable business acquisitions, effectively manage our growth and integrate acquired companies;
•	our failure to execute our diversification strategy;
•	our reliance on independent agents to write insurance policies for us on a voluntary basis and our ability to attract and retain agents;
•	the failure of our claims department to effectively manage or remediate claims;
•	low renewal rates and failure of such renewals to meet our expectations;
•	our inability to maintain our financial stability rating;
•	our ability to access sufficient liquidity or obtain additional financing to fund our operations and expand our business;
•	our inability to generate investment income;
•	effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•	the failure of our risk mitigation strategies or loss limitation methods;
•	lack of effectiveness of exclusions and loss limitation methods in the insurance policies we assume or write;
•	the regulation of our insurance operations;
•	changes in regulations and our failure to meet increased regulatory requirements, including minimum capital and surplus requirements;
•	litigation or regulatory actions;
•	regulation limiting rate increases or that require us to participate in loss sharing or assessments;
•	the terms of our indebtedness;
•	our ability to maintain effective internal controls over financial reporting;
•	certain characteristics of our common stock;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $642,799 and $553,172)	$643,559	$561,011
Equity securities, at cost	1,415	1,599
Other investments	24,786	26,409
Total investments	669,760	589,019
Cash and cash equivalents	446,956	440,956
Restricted cash	5,414	5,427
Accrued investment income	3,002	2,737
Premiums receivable, net	83,648	77,471
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $45	314,918	355,037
Prepaid reinsurance premiums	416,630	245,818
Income taxes receivable	40,000	32,224
Deferred policy acquisition costs, net	95,967	89,265
Property and equipment, net	18,565	18,685
Right-of-use lease asset, net	29,349	6,461
Intangibles, net	59,102	62,277
Goodwill	152,459	152,459
Other assets	15,856	11,544
Total Assets	$2,351,626	$2,089,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$625,979	$659,341
Unearned premiums	625,512	569,618
Reinsurance payable	392,783	161,918
Long-term debt, net	119,801	120,998
Deferred income tax, net	19,617	18,477
Advance premiums	36,625	18,268
Accrued compensation	8,740	9,325
Lease liability	31,840	8,155
Accounts payable and other liabilities	65,856	80,935
Total Liabilities	$1,926,753	$1,647,035

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 28,007,208 shares issued and 27,946,941 shares outstanding at June 30, 2021; 27,833,873 shares issued and 27,748,606 shares outstanding at December 31, 2020	3	3
Additional paid-in capital	332,287	331,867
Accumulated other comprehensive income	623	6,057
Treasury stock, at cost, 9,279,839 shares	(115,365)	(115,365)
Retained earnings	207,325	219,782
Total Stockholders' Equity	424,873	442,344
Total Liabilities and Stockholders' Equity	$2,351,626	$2,089,379

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
REVENUES:
Gross premiums written	$337,700	$290,432	$611,881	$519,534
Change in gross unearned premiums	(52,054)	(48,640)	(55,824)	(43,026)
Gross premiums earned	285,646	241,792	556,057	476,508
Ceded premiums	(139,147)	(112,735)	(267,359)	(221,445)
Net premiums earned	146,499	129,057	288,698	255,063
Net investment income	956	3,296	2,249	6,966
Net realized and unrealized (losses) gains	(1,000)	(38)	(920)	22
Other revenue	3,742	3,697	7,414	6,668
Total revenues	150,197	136,012	297,441	268,719
EXPENSES:
Losses and loss adjustment expenses	100,834	78,869	198,743	147,050
Policy acquisition costs, net of ceding commission income (1)	37,833	30,237	73,199	60,284
General and administrative expenses, net of ceding commission income (2)	15,520	19,943	35,320	41,661
Total expenses	154,187	129,049	307,262	248,995
Operating (loss) income	(3,990)	6,963	(9,821)	19,724
Interest expense, net	1,925	1,721	3,803	3,688
(Loss) income before income taxes	(5,915)	5,242	(13,624)	16,036
(Benefit) provision for income taxes	(1,965)	1,110	(4,527)	4,284
Net (loss) income	$(3,950)	$4,132	$(9,097)	$11,752
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	3,625	14,823	(6,972)	16,850
Reclassification adjustment for net realized investment (gains) losses	(22)	38	(102)	(22)
Income tax (expense) benefit related to items of other comprehensive income	(835)	(3,440)	1,640	(3,895)
Total comprehensive (loss) income	$(1,182)	$15,553	$(14,531)	$24,685
Weighted average shares outstanding
Basic	27,904,923	27,876,801	27,866,364	28,212,735
Diluted	27,904,923	27,913,696	27,866,364	28,231,273
(Loss) earnings per share
Basic	$(0.14)	$0.15	$(0.33)	$0.42
Diluted	$(0.14)	$0.15	$(0.33)	$0.42

(1)

Policy acquisition costs includes $11.9 million and $23.2 million of ceding commission income for the three and six months ended June 30, 2021 and $11.3 million and $21.7 million for the three months and six months ended June 30, 2020, respectively.

(2)

General and administration includes $3.9 million and $7.6 million of ceding commission income for the three and six months ended June 30, 2021 and $3.6 million and $7.1 million for the three months and six months ended June 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448
Net unrealized change in investments, net of tax	—	—	—	—	—	2,768	2,768
Restricted stock vested	—	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	287	—	—	—	287
Issued restricted stock	42,018	—	—	—	—	—	—
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(3,950)	—	—	(3,950)
Balance at June 30, 2021	27,946,941	$3	$332,287	$207,325	$(115,365)	$623	$424,873

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297
Net unrealized change in investments, net of tax	—	—	—	—	—	11,421	11,421
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Restricted stock vested	10,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,357	—	—	—	1,357
Stock buy-back	(163,456)	—	—	—	(2,011)	—	(2,011)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,693)	—	—	(1,693)
Net income	—	—	—	4,132	—	—	4,132
Balance at June 30, 2020	27,738,062	$3	$332,037	$225,561	$(115,365)	$20,263	$462,499

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(9,097)	$11,752
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	547	2,702
Bond amortization and accretion	1,960	2,761
Noncash lease expense	—	47
Amortization of original issuance discount on debt	830	701
Depreciation and amortization	4,042	4,039
Allowance for bad debt	111	—
Net realized investment gains	(102)	(22)
Net change for unrealized losses in other investments	1,022	—
Deferred income taxes	2,780	4,438
Changes in operating assets and liabilities:
Accrued investment income	(265)	(456)
Premiums receivable	(6,288)	(2,503)
Prepaid reinsurance premiums	(170,812)	(137,154)
Reinsurance recoverable on paid and unpaid claims	40,119	54,166
Income taxes receivable	(7,776)	(1,480)
Deferred policy acquisition costs, net	(6,702)	(4,379)
Right-of-use leased asset, net	(22,889)	507
Other assets	(4,313)	(11,248)
Unpaid losses and loss adjustment expenses	(33,362)	7,185
Unearned premiums	55,894	43,101
Reinsurance payable	230,865	140,255
Accrued interest	(210)	998
Accrued compensation	(585)	5,903
Advance premiums	18,357	14,366
Income taxes payable	—	(4,651)
Operating lease liabilities	23,685	—
Other liabilities	(14,879)	769
Net cash provided by operating activities	102,932	131,797
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	84,902	88,150
Fixed maturity securities purchases	(176,381)	(185,082)
Equity securities redemption	184	26
Paydowns on other investments	600	—
Equity securities purchases	—	(6)
Proceeds from sale of assets	—	13
Cost of property and equipment acquired	(747)	(116)
Net cash used in investing activities	(91,442)	(97,015)
FINANCING ACTIVITIES
Repayment of term note	(1,875)	(3,750)
Mortgage loan payments	(152)	(143)
Purchase of treasury stock	—	(9,997)
Tax withholdings on share-based compensation awards	(127)	(233)
Dividends paid	(3,349)	(3,476)
Net cash used in financing activities	(5,503)	(17,599)
Increase in cash, cash equivalents, and restricted cash	5,987	17,183
Cash, cash equivalents and restricted cash, beginning of period	446,383	283,008
Cash, cash equivalents and restricted cash, end of period	$452,370	$300,191
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$489	$1,735
Interest paid	$2,721	$3,213

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$446,956	$440,956
Restricted cash	5,414	5,427
Total	$452,370	$446,383

Restricted cash primarily represents funds held to meet the Company’s contractual obligations related to the catastrophe bonds issued by Citrus Re and by the Company’s insurance subsidiaries in certain states in which such subsidiaries conduct business to meet regulatory requirements.

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

Reclassification

Certain prior year amounts reported on the condensed consolidated balance sheet have been reclassified to conform to the current year presentation.

Accounting Pronouncements not yet adopted

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements annual report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021. There have been no material changes to the Company’s accounting policies since the filing of that report.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on the Company’s results of operations or financial position.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods:

June 30, 2021	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$44,937	$350	$3	$45,284
States, municipalities and political subdivisions	107,131	410	517	107,024
Special revenue	307,235	1,929	1,543	307,621
Hybrid securities	99	1	—	100
Industrial and miscellaneous	183,397	1,580	1,447	183,530
Total	$642,799	$4,270	$3,510	$643,559
(1)

Includes securities at June 30, 2021 with a carrying amount of $22.2 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the three and six months ended June 30, 2021 and 2020, respectively:

	2021		2020
Three Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$22	$12,464	$46	$2,801
Total realized losses	—	175	(84)	1,757
Net realized gains (losses)	$22	$12,639	$(38)	$4,558

	2021		2020
Six Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$105	$22,895	$106	$11,579
Total realized losses	(3)	817	(84)	2,333
Net realized gains	$102	$23,712	$22	$13,912

The table below summarizes the Company’s debt securities at June 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$70,741	11%	$70,994	11%
Due after one year through five years	201,009	31%	202,558	31%
Due after five years through ten years	223,723	35%	222,194	35%
Due after ten years	147,326	23%	147,813	23%
Total	$642,799	100%	$643,559	100%

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Debt securities	$1,760	$2,235	$3,178	$6,397
Equity securities	—	—	—	—
Cash and cash equivalents	27	607	54	959
Other investments	216	830	588	265
Net investment income	2,003	3,672	3,820	7,621
Less: Investment expenses	1,047	376	1,571	655
Net investment income, less investment expenses	$956	$3,296	$2,249	$6,966

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2021 and December 31, 2020, respectively:

	Less Than Twelve Months			Twelve Months or More
June 30, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	4	$3	$10,292	$—	$—	$—
States, municipalities and political subdivisions	66	517	56,972	—	—	—
Special revenue	155	1,539	120,311	11	4	107
Industrial and miscellaneous	101	1,447	76,537	—	—	—
Total fixed maturity securities	326	$3,506	$264,112	11	$4	$107

	Less Than Twelve Months			Twelve Months or More
December 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$1	$73	1	$—	$7
States, municipalities and political subdivisions	6	4	5,158	—	—	—
Special revenue	27	24	16,439	9	3	73
Industrial and miscellaneous	26	39	16,025	—	—	—
Total fixed maturity securities	62	$68	$37,695	10	$3	$80

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A- or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is not deemed to relate to credit but to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. Based on the Company’s expected credit loss criteria and analysis results, the Company did not record a credit allowance for securities that were in an unrealized loss position at June 30, 2021. There were neither any credit events nor credit allowances recorded at December 31, 2020.

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

In 2020, the Company entered into agreements for preferred units in the amounts of $7.5 million and $9.9 million. The preferred units are measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2024, respectively. For the six months ended June 30, 2021 and 2020, the Company received $694,000 and $228,330 in interest payments from the preferred units. As of June 30, 2021, the Company received in aggregate $600,000 in fixed principal payments in relation to the $7.5 million preferred units agreement. There is no active market for these investments.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2021 and December 31, 2020:

	At June 30, 2021		At December 31, 2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$24,786	$25,809	$26,409	$26,409

At June 30, 2021, the Company recorded on its condensed consolidated statement of operations in net realized and unrealized (losses) gains an unrealized impairment of approximately $1.0 million on its REIT investment. As of June 30, 2021, the carrying value of the REIT less the unrealized impairment loss is approximately $3.0 million.

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

The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. The Company did not hold any Level 3 assets or liabilities as of June 30, 2021 or December 31, 2020.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$45,284	$368	$44,916	$—
States, municipalities and political subdivisions	107,024	—	107,024	—
Special revenue	307,621	—	307,621	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	183,530	—	183,530	—
Total investments	$643,559	$368	$643,191	$—

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$30,593	$371	$30,222	$—
States, municipalities and political subdivisions	85,670	—	85,670	—
Special revenue	274,321	—	274,321	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	170,327	—	170,327	—
Total investments	$561,011	$371	$560,640	$—

Financial Instruments excluded from the fair value hierarchy

The carrying value of premium receivables and accounts payable, accrued expense, revolving loans and borrowings under the Company’s senior secured credit facility approximate their fair value. The rate at which revolving loans and borrowings under the Company’s senior secured credit facility bear interest resets periodically at market interest rates.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended June 30, 2021 and 2020, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, the Company determines the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the second quarters of 2021 and 2020. The Company records any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$3,625	$(840)	$2,785	$14,823	$(3,431)	$11,392
Reclassification adjustment of realized gains included in net income	(22)	5	(17)	38	(9)	29
Effect on other comprehensive (loss) income	$3,603	$(835)	$2,768	$14,861	$(3,440)	$11,421

	For the Six Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(6,972)	$1,616	$(5,356)	$16,850	$(3,900)	$12,950
Reclassification adjustment of realized gains included in net income	(102)	24	(78)	(22)	5	(17)
Effect on other comprehensive (loss) income	$(7,074)	$1,640	$(5,434)	$16,828	$(3,895)	$12,933

NOTE 5. LEASES

The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing the Company’s right-of-use assets and lease obligations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.

Components of The Company’s lease costs for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Amortization of ROU assets - Finance leases	$637	$21
Interest on lease liabilities - Finance leases	252	5
Variable lease cost (cost excluded from lease payments)	140	125
Operating lease cost (cost resulting from lease payments)	339	338
Total lease cost	$1,368	$489

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Amortization of ROU assets - Finance leases	$674	$43
Interest on lease liabilities - Finance leases	261	11
Variable lease cost (cost excluded from lease payments)	261	256
Operating lease cost (cost resulting from lease payments)	679	685
Total lease cost	$1,875	$995

Supplemental cash flow information and non-cash activity related to the Company’s operating and financing leases were as follows (in thousands):

	At June 30, 2021	At June 30, 2020
Finance lease - Operating cash flows	$18	$11
Finance lease - Financing cash flows	$61	$36

Operating lease - Operating cash flows (fixed payments)	$746	$720
Operating lease - Operating cash flows (liability reduction)	$554	$507

Supplemental balance sheet information related to the Company’s operating and financing leases as of June 30, 2021 were as follows (in thousands):

	Balance Sheet Classification	June 30, 2021
Right-of-use lease assets - operating	Right-of-use lease asset, net	$5,496
Right-of-use lease assets - finance	Right-of-use lease asset, net	$23,853
Lease liability - operating (1)	Lease liability	$7,091
Lease liability - finance	Lease liability	$24,749

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases were as of June 30, 2021 are as follows:

June 30, 2021
Weighted average lease term - Finance leases	9.62 yrs.
Weighted average lease term - Operating leases	6.60 yrs.
Weighted average discount rate - Finance leases	4.2%
Weighted average discount rate - Operating leases	5.3%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

June 30, 2021
2021 remaining	$1,547
2022	4,515
2023	4,458
2024	4,163
2025	3,939
Thereafter	20,155
Total lease payments	38,777
Less: imputed interest	(6,937)
Present value of lease liabilities	$31,840

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	7,010	6,358
Office furniture and equipment	2,027	2,027
Tenant and leasehold improvements	8,225	8,133
Vehicle fleet	850	850
Total, at cost	30,835	30,091
Less: accumulated depreciation and amortization	(12,270)	(11,406)
Property and equipment, net	$18,565	$18,685

Depreciation and amortization expense for property and equipment was approximately $432,000 and $425,000 for the three months ended June 30, 2021 and 2020, respectively and $864,000 and $857,000 for the six months ended June 30, 2021 and 2020, respectively. The Company’s real estate consists of 15 acres of land and 5 buildings with a gross area of 191,200 square feet and a parking garage. Approximately 75% of the building in Clearwater is leased to unaffiliated tenants. Following the Company’s planned relocation to its new Tampa headquarters, which is expected to occur in the second half of 2021, the Company intends to sublease the remaining available space at the Clearwater location to unaffiliated tenants.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At June 30, 2021 and December 31, 2020 goodwill was $152.5 million and intangible assets were $59.1 million and $62.3 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. The Company has recorded $1.3 million relating to insurance licenses and has classified the licenses as an indefinite lived intangible which is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2020	$152,459
Goodwill acquired	—
Impairment	—
Balance as of June 30, 2021	$152,459

Other Intangible Assets

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for the three month periods ended June 30, 2021 and 2020 was $1.6 million and for the six month periods ended June 30, 2021 and 2020 was $3.2 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2021 or 2020.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2021 - remaining	$3,175
2022	$6,351
2023	$6,351
2024	$6,351
2025	$6,315
Thereafter	$29,243
Total	$57,787

(1)	Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(3,950)	$4,132	$(9,097)	$11,752
Weighted average shares outstanding	27,904,923	27,876,801	27,866,364	28,212,735
Basic (loss) earnings per share:	$(0.14)	$0.15	$(0.33)	$0.42

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(3,950)	$4,132	$(9,097)	$11,752
Weighted average shares outstanding	27,904,923	27,876,801	27,866,364	28,212,735
Weighted average dilutive shares	—	36,895	—	18,538
Total weighted average dilutive shares	27,904,923	27,913,696	27,866,364	28,231,273
Diluted (loss) earnings per share:	$(0.14)	$0.15	$(0.33)	$0.42

Due to the net loss for the three and six months ended June 30, 2021, the number of dilutive shares is the same as the number of basic shares due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of the Company’s common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the treasury method. The Company had 2,452,412 and 2,320,677 antidilutive shares as of June 30, 2021 and 2020, respectively.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended June 30, 2021 and 2020, the Company allocated ceding commission income of $11.9 million and $11.3 million to policy acquisition costs and $3.9 million and $3.6 million to general and administrative expense, respectively. For the six months ended June 30, 2021 and 2020, the Company allocated ceding commission income of $23.2 million and $21.7 million to policy acquisition costs and $7.6 million and $7.1 million to general and administrative expenses, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Beginning balance of deferred ceding commission income	$37,991	$34,380	$39,995	$37,464
Ceding commission deferred	17,759	15,074	30,788	25,919
Less: ceding commission earned	(15,810)	(14,892)	(30,843)	(28,821)
Ending balance of deferred ceding commission income (1)	$39,940	$34,562	$39,940	$34,562
1.	Deferred ceding commission income is classified in “Accounts payable and other liabilities” on the Company’s condensed consolidated balance sheet.

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Beginning Balance	$88,876	$74,895	$89,265	$77,211
Policy acquisition costs deferred	49,729	48,173	96,404	86,304
Amortization	(42,638)	(41,478)	(89,702)	(81,925)
Ending Balance	$95,967	$81,590	$95,967	$81,590

NOTE 11. INCOME TAXES

For the three months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of $(2.0) million and an income tax expense of $1.1 million, respectively, which corresponds to effective tax rates of 33.2% and 21.2%, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded an income tax benefit of ($4.5) million and an income tax expense of $4.3 million, respectively, which corresponds to effective rates of 33.2% and 26.7%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred tax liability:

	June 30, 2021	December 31, 2020
Deferred tax assets:	(In thousands)
Unearned premiums	$10,318	$15,303
Unearned commission	9,259	9,272
Net operating loss	2,086	1,885
Tax-related discount on loss reserve	3,269	3,322
Stock-based compensation	172	113
Accrued expenses	1,526	982
Leases	559	394
Unrealized losses	237	—
Other	363	343
Total deferred tax asset	27,789	31,614
Deferred tax liabilities:
Deferred acquisition costs	22,248	20,694
Prepaid expenses	153	236
Unrealized gains	174	1,814
Property and equipment	1,540	1,669
Note discount	245	326
Basis in purchased investments	42	53
Basis in purchased intangibles	14,999	15,693
Internal revenue code 481(a)-Accounting method change	6,433	8,577
Other	1,572	1,029
Total deferred tax liabilities	47,406	50,091
Net deferred tax liability	$(19,617)	$(18,477)

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2018 through 2020. In April 2019, the Company was notified by the tax authority that the federal income tax returns for the years 2015, 2016 and 2017 would be examined. In August 2020, the Company received a notice from the tax authority for the examined tax years, reporting that the returns were accepted as final. No further action will be required, and no other tax years are under examination.

At June 30, 2021 and December 31, 2020, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2020 and 2021, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

Purchasing a sufficient amount of reinsurance to cover catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of the Company’s risk strategy. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss.

The Company’s reinsurance agreements are prospective contracts. The Company record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of the Company’s new reinsurance agreements. The Company generally amortizes its catastrophe reinsurance premiums ratably over the 12-month contract period, which is June 1 through May 31. Its quota share reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

2021-2022 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2021, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”) and Osprey Re Ltd (“Osprey”), the Company’s captive reinsurer. The FHCF covers Florida risks only and the Company elected to participate at 90%. For the 2021 hurricane season, Osprey Re will provide reinsurance only for a portion of the Heritage P&C program, covering the southeastern region. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2021-2022 reinsurance program provides first event coverage up to $1.43 billion for Heritage P&C, first event coverage up to $1.1  billion for NBIC, and first event coverage up to $680.0 million for Zephyr. The Company’s first event retention in a 1 in 100 year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100 year event for each insurance company subsidiary is as follows: Heritage P&C – $32.0 million, which would be 100% ceded to Osprey; Zephyr – $32 million; and NBIC – $20.7 million.

The majority of the Company’s program was placed on a cascading basis which provides greater horizontal protection in a multiple small events scenario and features additional coverage enhancements. The Company is responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $2.8 billion of limit purchased in 2021 includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2021-2022 catastrophe reinsurance programs is approximately $312.0 million.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2021 ceding 56.5% of the net premiums and losses and 3% of the prior year quota share is in run off.

The Company placed 100% of an occurrence contract for the Company’s business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2020, expiring December 31, 2021. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

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

General Excess of Loss

The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2021 through June 30, 2022, the coverage is in two layers in excess of the Company’s retention of the first $500,000 of loss. The first layer is $250,000 excess $500,000 for property and casualty losses and the second layer for property losses is $2.75 million excess $750,000. The second layer for casualty losses is $1.25 million excess $750,000

In addition, the Company purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

For a detailed discussion of the Company’s 2020-2021 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Premium written:
Direct	$337,700	$290,432	$611,881	$519,534
Ceded	(383,555)	(327,962)	(438,172)	(358,599)
Net	$(45,855)	$(37,530)	$173,709	$160,935
Premiums earned:
Direct	$285,646	$241,792	$556,057	$476,508
Ceded	(139,147)	(112,735)	(267,359)	(221,445)
Net	$146,499	$129,057	$288,698	$255,063
Loss and Loss Adjustment Expenses
Direct	$162,788	$139,311	$288,282	$246,676
Ceded	(61,954)	(60,442)	(89,539)	(99,626)
Net	$100,834	$78,869	$198,743	$147,050

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date. The Company estimates its IBNR reserves by projecting its ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$637,882	$607,177	$659,341	$613,533
Less: reinsurance recoverable on unpaid losses	366,412	387,637	397,688	393,630
Net balance, beginning of period	271,470	219,540	261,653	219,903
Incurred related to:
Current year	101,445	83,822	200,949	156,153
Prior years	(611)	(4,953)	(2,206)	(9,103)
Total incurred	100,834	78,869	198,743	147,050
Paid related to:
Current year	69,795	55,372	95,621	76,608
Prior years	43,409	26,689	105,675	73,997
Total paid	113,204	82,061	201,296	150,605
Net balance, end of period	259,100	216,348	259,100	216,348
Plus: reinsurance recoverable on unpaid losses	366,879	404,370	366,879	404,370
Balance, end of period	$625,979	$620,718	$625,979	$620,718

As of June 30, 2021, the Company reported $259.1 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $190.9 million attributable to IBNR net of reinsurance recoverable, or 73.6% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year, commencing in 2018.

As of June 30, 2021, the Company had $22.5 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $924,500. For the each of the respective six month periods ended June 30, 2021 and 2020, the Company made interest payments, net of affiliated Convertible Notes of approximately $687,800 on the Convertible Notes.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, with the remaining balance payable at maturity. As of December 31, 2020, there was $60.0 million in aggregate principal outstanding on the Term Loan Facility. As of June 30, 2021, the balance of the term loan was $58.1 million. For the six months ended June 30, 2021 and 2020, the Company made interest payments of approximately $1.0 million and $1.6 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of June 30, 2021, and December 31, 2020, the Company had $10.0 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the six months ended June 30, 2021 and 2020, the Company made interest payments of $168,369 and $331,928 under the revolving credit facility, respectively.

At June 30, 2021, the Company’s, effective interest rate for the Term Loan and for the Revolving Credit Facility was 3.38%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly based on the most beneficial rate used to calculate the interest payment.

On March 31, 2021, the Company closed the July 1, 2020 standby letter of credit in the amount of $31.5 million that was issued by Regions Bank.

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

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective six-month periods ended June 30, 2021 and 2020, the Company made principal and interest payments of approximately $446,400 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of June 30, 2021, the fair value of the collateralized securities was $22.2 million and the equity investment in FHLB common stock was $1.2 million. As of June 30, 2021, and 2020, the Company made quarterly interest payments as per the terms of the loan agreement of $298,674 and $301,975, respectively. As of June 30, 2021, and December 31, 2020, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $139,300 and $76,600, respectively.

The following table summarizes the Company’s debt and credit facilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,675	11,827
Term loan facility	58,125	60,000
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$122,413	$124,440
Less: unamortized discount and issuance costs	$2,612	$3,442
Total long-term debt	$119,801	$120,998

As of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Credit Agreement, Convertible Notes indenture, cash borrowings and other loans. The Company’s ability to secure future debt financing depends, in part, on its ability to remain in such compliance. Provided there is no default or an event of default, the Company is permitted to payout dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that the Company is subject to with respect to its long-term debt.

The schedule of principal payments on long-term debt as of June 30, 2021 is as follows:

Year	Amount
(In thousands)
2021 remaining	$5,778
2022	7,822
2023	74,539
2024	355
2025	374
Thereafter	33,545
Total	$122,413

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of June 30, 2021 and December 31, 2020:

Description	June 30, 2021	December 31, 2020
	(In thousands)
Deferred ceding commission	$39,940	$39,995
Outstanding claim checks	—	10,864
Accounts payable and other payables	6,894	9,248
Accrued interest and issuance costs	623	833
Accrued dividends	1,680	1,670
Other liabilities	625	80
Commission payables	16,094	18,245
Total other liabilities	$65,856	$80,935

NOTE 16. STATUTORY ACCOUNTING AND REGULATIONS

State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company’s insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital, restrict insurers’ ability to pay dividends, restrict the allowable investment types and investment mixes, and subject the Company’s insurers to assessments.

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $312.8 million at June 30, 2021 and $333.3 million at December 31, 2020. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At June 30, 2021, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2021 and 2020.

•

In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three and six months ended June 30, 2021 and 2020, the Company paid agency commission to Comegys of approximately $249,250 and $375,000 and $559,050 and $546,000, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended June 30, 2021 and 2020, the contributions made to the plan on behalf of the participating employees were approximately $365,100 and $293,180, and for the six months ended June 30, 2021 and 2020, contributions made to the plan were approximately $687,300 and 632,500, respectively.

The Company provides its employees with a partially self-insured healthcare plan and benefits. For the three months ended June 30, 2021, incurred medical premium costs adjusted for incurred but not paid (“IBNP”) liability was an aggregate of $24,270. For the three months ended June 30, 2020 incurred medical premium costs was approximately $1.1 million. For the six months ended June 30, 2021 and 2020, incurred medical premium costs amounted to an aggregate of $1.0 million and $2.0 million, respectively. An additional liability of approximately $679,200 and $1.4 million is recorded for unpaid claims as of June 30, 2021 and December 31, 2020, respectively. A stop loss reinsurance policy caps the maximum loss that could be incurred by the Company under the self-insured plan. The Company’s stop loss coverage per employee is $125,000 for which any excess cost would be covered by the reinsurer subject to an aggregate limit for losses in excess of $1.5 million which would provide up to $1.0 million of coverage. Any excess of the coverage limits would be borne by the Company. The aggregate stop loss commences once the Company’s expenses exceed 120% of the annual aggregate expected claims.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2021, the Company had 27,946,941 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 256,102 unvested restricted common stock with accrued dividends reflecting total paid-in capital of $332.3 million as of such date.

As more fully disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2020, there were, 27,748,606 shares of common stock outstanding, 9,279,839 treasury shares of common stock and 100,267 unvested shares of restricted common stock, representing $331.9 million of additional paid-in capital.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended the Company’s existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. No shares were repurchased during the six months ended June 30, 2021 under the share repurchase program.

At June 30, 2021, the Company has the capacity to repurchase $50 million of its common shares until December 31, 2021.

Dividends

On March 3, 2021, the Company’s Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2021, to stockholders of record as of March 15, 2021. On May 5, 2021, the Board of Directors declared a $0.06 per share quarterly dividend payable on July 6, 2021 to stockholders of record as of June 15, 2021.

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 21. STOCK-BASED COMPENSATION

Common, Restricted and Performance-based Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. The Company’s plan allows for a variety of equity awards including stock options, restricted stock awards and performance-based awards.

At June 30, 2021 there were 939,691 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

During the quarter ended March 31, 2021, the Company issued to its Chief Executive Officer 95,878 performance-based restricted shares with a market value at the time of grant of $10.43 per share. The performance-based restricted shares have a three-year performance period beginning on January 1, 2021 and ending on December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition. In addition, the Company issued this executive 47,939 time-based restricted shares with a market value at the time of grant of $10.43 per share. The time-based restricted shares will vest in three equal installments of 15,979 on December 31, 2021, and 15,980 on December 31, 2022 and 2023, respectively.

During the second quarter ended June 30, 2021, the Company issued to its Chief Financial Officer 28,012 performance-based restricted shares with a market value at the time of grant of 10.71 per share. The performance-based restricted shares have a three-year performance period beginning on January 1, 2021 and ending December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition. In addition, the Company issued this executive 14,006 time-based restricted shares with a market value at the time of grant of $10.71 per share. The time-based restricted shares will vest in three equal installments 4,668 on December 31, 2021 and 4,669 on December 31, 2022 and 2023, respectively.

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

Restricted stock activity for the six months ended June 30, 2021 is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	123,890	10.49
Granted - Time-based restricted stock	61,945	10.49
Vested	(17,500)	14.80
Canceled and surrendered	(12,500)	16.35
Non-vested, at June 30, 2021	256,102	$11.82

Awards are being amortized to expense over the one to five-year vesting period. The Company recognized $286,000 and $1.4 million of compensation expense for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized compensation expense of $546,000 and $2.7 million, respectively. For the six months ended June 30, 2021, 30,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 12,500 shares were withheld by the Company to cover withholding taxes of $127,000.

At June 30, 2021 and 2020 there was approximately $2.1 million and $2.9 million, representing unrecognized expense related to the non-vested stock which is expected to be recognized over the remaining restriction periods as described in the table below.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2021 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	50,000	$16.35	0.50
September 3, 2018	10,267	$15.08	0.25
April 24, 2020	5,000	$10.60	0.42
September 21, 2020	5,000	$10.83	0.25
January 4, 2021	143,817	$10.43	2.50
April 13, 2021	42,018	$10.71	2.83
	256,102

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2021.

On July 28, 2021, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with the guarantors and lenders party thereto. The Fifth Amendment amended the Credit Agreement to, among other things, (i) increase the revolving credit facility from $50 million to $75 million and make related changes to the Credit Agreement, (ii) provide for a $13.75 million advance under the existing $75 million term loan facility for an aggregate of $70 million principal amount outstanding as of the date of the Fifth Amendment, extend the maturity of the term loan facility from December of 2023 to July 2026 and reduce the amortization of the term loan facility, (iii) reduce the applicable margin for loans under the Credit Agreement to 2.5% to 3.0% per annum for LIBOR loans (reduced from the prior range of 3.25% to 3.75%) and 1.5% to 2.0% per annum for base rate loans (reduced from the prior range of 2.25% to 2.75%), in each case based on a consolidated leverage ratio ranging from less than or equal to 1.25-to-1 to greater than 2.25-to-1 (previously less than or equal to 2.0-to-1 to greater than 3.0-to-1), (iv) reduce the restriction on negative covenants  thereby allowing the Company greater flexibility and (iv) provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and replace LIBOR with an alternative benchmark rate. All other material terms of the Credit Agreement remain unchanged.

On August 5, 2021, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on October 6, 2021 to stockholders of record as of September 15, 2021.

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

COVID-19 and Other Matters

We continue to monitor the short- and long-term impacts of the COVID-19 virus and its variants. For the year ended December 31, 2020, we saw virtually no impact to our business, and that trend has continued through the second quarter of 2021. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition. To the extent state and local requirements allow employees to return to the office, the Company has implemented a return to office program and most of our employees are working at our office locations.

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

Financial Results Highlights for the Second quarter of 2021

•	Net loss for the quarter was $(4.0) million, or ($(0.14) loss per share), down from net income of $4.1 million or $0.15 per diluted share.
•	Book value per share of $15.20, down 0.8% from first quarter 2021.
•	Gross premiums written of $337.7 million, up 16.3% year-over-year, including 20.6% growth in states other than Florida and 12.5% growth in Florida.
•	Premiums in force of $1.2 billion, representing a 17.2% annualized growth rate from first quarter 2021.
•	Policies-in-force of 593,786, representing a 1.3% annualized growth rate from first quarter 2021.
•	Favorable prior year reserve development of $0.6 million.
•

Net current accident quarter weather losses of $35.5 million, up from $26.8 million in the prior year quarter. Current accident quarter weather losses include $24.5 million of net current accident quarter catastrophe losses, up from $17.6 million in the prior year quarter, and $11.0 million of other weather losses, up from $9.2 million in the prior year quarter.

•	Additional ceded premium of $9.4 million, reflecting reinstatement of severe convective storm reinsurance coverage, which contributed 6.3 points to the net combined ratio.

•	Total capital returned to shareholders of $1.7 million, representing a $0.06 per share regular quarterly dividend.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Revenue

	For the Three Months Ended June 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$337,700	$290,432	$47,268	16.3%
Change in gross unearned premiums62+	(52,054)	(48,640)	(3,414)	7.0%
Gross premiums earned	285,646	241,792	43,854	18.1%
Ceded premiums	(139,147)	(112,735)	(26,412)	23.4%
Net premiums earned	146,499	129,057	17,442	13.5%
Net investment income	956	3,296	(2,340)	(71.0)%
Net realized and unrealized (losses) gains	(1,000)	(38)	(962)	NM
Other revenue	3,742	3,697	45	1.2%
Total revenue	$150,197	$136,012	$14,185	10.4%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $337.7 million in the second quarter of 2021, up 16.3% from $290.4 million in the prior year quarter. The increase reflects 20.3% growth in states other than Florida and 12.8% growth in Florida. Rate increases materially benefited 2021 gross premiums written growth, particularly in Florida. Growth in all states was organic, including growth via independent agents and strategic partnerships with national carriers.

Premiums-in-force were $1.2 billion as of second quarter 2021, representing a 17.2% annualized growth rate from first quarter 2021. The increase stems from the same items impacting gross premiums written.

Gross premiums earned

Gross premiums earned were $285.6 million in the second quarter of 2021, up 18.1% from $241.8 million in the prior year quarter. The increase reflects higher gross premiums written over the last twelve months.

Ceded premiums

Ceded premiums were $139.1 million in second quarter 2021, up 23.4% from $112.7 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program and a 13.0% year-over-year increase in total insured value (“TIV”) associated with premium growth. Additionally, the second quarter included a $9.4 million reinstatement premium for our severe convective storm reinsurance program.

Net premiums earned

Net premiums earned were $146.5 million in second quarter 2021, up 13.5% from $129.1 million in the prior year quarter. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $0.0 in second quarter 2021, compared to $3.3 million in the prior year quarter. The decrease is primarily due to a realized loss on an investment held outside of our managed portfolio and, to a lesser extent, lower yields associated with the continued low interest rate environment.

Other revenue

Other revenue was $3.7 million in the second quarter of 2021, flat when compared to the prior year quarter.

Total revenue

Total revenue was $150.2 million in second quarter 2021, up 10.4% from $136.0 million in the prior year quarter. The increase primarily stems from higher net premiums earned, partially offset by a reduction in net investment income, as described above.

	For the Three Months Ended June 30,
(Unaudited)	2021	2020	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	100,834	78,869	21,965	27.8%
Policy acquisition costs	37,833	30,237	7,596	25.1%
General and administrative expenses	15,520	19,943	(4,423)	(22.2)%
Total operating expenses	154,187	129,049	25,138	19.5%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $100.8 million in second quarter 2021, up 27.8% from $78.9 million in the prior year quarter.  The increase stems from higher net weather losses, lower favorable reserve development and from a larger book of business.

Policy acquisition costs

Policy acquisition costs were $37.8 million in second quarter 2021, up 25.1% from $30.2 million in the prior year quarter. The increase is primarily attributable to gross premiums written growth.

General and administrative expenses

General and administrative expenses were $15.5 million in second quarter 2021, down 22.2% from $19.9 million in the prior year quarter. The decrease is primarily attributable to a state tax credit, lower executive compensation and lower health plan costs.

	For the Three Months Ended June 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating (loss) income	(3,990)	6,963	(10,953)	(157.3)%
Interest expense, net	1,925	1,721	204	11.9%
(Loss) income before income taxes	(5,915)	5,242	(11,157)	(212.8)%
(Benefit) provision for income taxes	(1,965)	1,110	(3,075)	(277.0)%
Net (loss) income	$(3,950)	$4,132	$(8,083)	(195.6)%
Basic net (loss) income per share	$(0.14)	$0.15	$(0.29)	(194.4)%
Diluted net (loss) income per share	$(0.14)	$0.15	$(0.29)	(194.4)%

Interest expense, net

Net interest expense was $1.9 million in the second quarter of 2021, effectively flat quarter-over-quarter.

(Benefit) provision for income taxes

(Benefit) provision for income taxes was ($2.0) million in second quarter 2021 compared to $1.1 million in the prior year quarter. The effective tax rate was 33.2% in second quarter 2021, 12.0 points above the prior year quarter’s 21.2% rate. The higher effective tax rate relates to the impact of permanent tax differences on projected taxable income. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net (loss) income

Second quarter 2021 net loss was $4.0 million (($0.14) per diluted share), down from net income of $4.1 million ($0.15 per diluted share) in the prior year quarter. The decrease primarily stems from higher weather losses, a $9.4 million reinstatement premium and lower net investment income, partly offset by higher net premiums earned and a lower net expense ratio.

Ratios

	For the Three Months Ended June 30,
(Unaudited)	2021	2020
Ceded premium ratio	48.7%	46.6%

Net loss and LAE ratio	68.8%	61.1%
Net expense ratio	36.4%	38.9%
Net combined ratio	105.2%	100.0%

Ceded premium ratio

The ceded premium ratio was 48.7% in second quarter 2021, up 2.1 points from 46.6% in the prior year quarter. The increase is primarily attributable to higher costs associated with our catastrophe excess-of-loss reinsurance program and a $9.4 million reinstatement premium associated with our severe convective storm reinsurance coverage, partly offset by higher gross premiums earned.

Net loss ratio

The net loss ratio was 68.8% in second quarter 2021, up 7.7 points from 61.1% in the prior year quarter. The increase primarily stems from higher weather losses, lower favorable reserve development and the impact of a higher ceded premium ratio.

Net expense ratio

The net expense ratio was 36.4% in second quarter 2021, down 2.5 points from 38.9% in the prior year quarter. The decrease primarily stems from a lower G&A expense ratio, partly offset by a higher policy acquisition costs (“PAC”) expense ratio and the impact of a higher ceded premium ratio.

Net combined ratio

The net combined ratio was 105.2% in second quarter 2021, up 5.2 points from 100.0% in the prior year quarter. The increase primarily stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Comparison of the Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$611,881	$519,534	$92,347	17.8%
Change in gross unearned premiums	(55,824)	(43,026)	(12,798)	29.7%
Gross premiums earned	556,057	476,508	79,549	16.7%
Ceded premiums	(267,359)	(221,445)	(45,914)	20.7%
Net premiums earned	288,698	255,063	33,635	13.2%
Net investment income	2,249	6,966	(4,717)	(67.7)%
Net realized and unrealized (losses) gains	(920)	22	(942)	NM
Other revenue	7,414	6,668	746	11.2%
Total revenue	$297,441	$268,719	$28,722	10.7%

Gross premiums written

Gross premiums written were $611.9 million for the six months ended June 30, 2021, up 17.8% from $519.5 million in the prior year period. The increase reflects 21.0% outside Florida and 15.0% growth in Florida. Rate increases materially benefited 2021 gross premiums written growth, particularly in Florida. Growth in all states was organic, including growth via independent agents and strategic partnerships with national carriers. All personal residential Florida growth was outside the Tri-County region.

Gross premiums earned

Gross premiums earned were $556.1 million for the six months ended June 30, 2021, up 16.7% from $476.5 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months.

Ceded premiums earned

Ceded premiums earned were $267.4 million for the six months ended June 30, 2021, up 20.7% from $221.4 million in the prior year period.  A portion of the increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program and an increase in total insured value (“TIV”) associated with premium growth. Additionally, second quarter 2021 ceded premiums included a $9.4 million reinstatement premium for severe convective storm reinsurance coverage.

Net premiums earned

Net premiums earned were $288.7 million for the six months ended June 30, 2021, up 13.2% from $255.1 million in the prior year period.  The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities for the six months ended June 30, 2021, was $1.3 million, down 81.0% from $7.0 million in the prior year period. The decrease is primarily due to lower yields associated with the continued low interest rate environment and a realized loss on an investment outside of our managed portfolio.

Other revenue

Other revenue was $7.4 million for the six months ended June 30, 2021, up from $6.7 million in the prior year period.

Total revenue

Total revenue was $297.4 million for the six months ended June 30, 2021, up 10.7% from $268.7 million in the prior year period. The increase primarily stems from higher net premiums earned, partially offset by a reduction in net investment income, as described above.

	For the Six Months Ended June 30,
(Unaudited)	2021	2020	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	198,743	147,050	51,693	35.2%
Policy acquisition costs	73,199	60,284	12,915	21.4%
General and administrative expenses	35,320	41,661	(6,341)	(15.2)%
Total operating expenses	307,262	248,995	58,267	23.4%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $198.7 million for the six months ended June 30, 2021, up 35.2% from $147.1 million in the prior year period.  The increase primarily stems from higher net weather losses and from a larger book of business.

Policy acquisition costs

Policy acquisition costs were $73.2 million for the six months ended June 30, 2021, up 21.4% from $60.3 million in the prior year period.  The increase is primarily attributable to higher acquisition costs associated with growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $35.3 million for the six months ended June 30, 2021, down 15.2% from $41.7 million in the prior year period. The decrease is primarily attributable to a state tax credit recorded in second quarter 2021 and lower executive compensation expense.

	For the Six Months Ended June 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating (loss) income	(9,821)	19,724	(29,545)	(149.8)%
Interest expense, net	3,803	3,688	115	3.1%
(Loss) income before income taxes	(13,624)	16,036	(29,660)	(185.0)%
(Benefit) provision for income taxes	(4,527)	4,284	(8,811)	(205.7)%
Net (loss) income	$(9,097)	$11,752	$(20,849)	(177.4)%
Basic net (loss) income per share	$(0.33)	$0.42	$(0.74)	(178.4)%
Diluted net (loss) income per share	$(0.33)	$0.42	$(0.74)	(178.4)%

Interest expense, net

Interest expense was $3.8 million for the six months ended June 30, 2021, relatively flat from $3.7 million in the prior year period.

Provision for income taxes

(Benefit) provision for income taxes was $(4.5) million and $4.3 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the current year period was 33.2%, 6.5 points higher than the prior year’s 26.7%. The higher effective tax rate relates to the impact of permanent tax differences on projected taxable income. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year.

Net (loss) income

Net loss for the six months ended June 30, 2021 was $(9.1) million ($(0.33) per diluted share) compared to $11.8 million ($0.42 cents per diluted share) in the prior year period. The decrease primarily reflects a higher net loss ratio, largely driven by elevated weather losses, and lower investment income, partly offset by higher net premiums earned and a lower net expense ratio.

	For the Six Months Ended June 30,
(Unaudited)	2021	2020
Ceded premium ratio	48.1%	46.5%

Net loss and LAE ratio	68.8%	57.7%
Net expense ratio	37.6%	40.0%
Net combined ratio	106.4%	97.7%

Ceded premium ratio

The ceded premium ratio was 48.1% for the six months ended June 30, 2021, down 1.6 points from 46.5 % in the prior year period. The increase is primarily attributable to higher costs associated with our catastrophe excess-of-loss reinsurance program and the $9.4 million reinstatement premium for our severe convective storm reinsurance program, partly offset by higher gross premiums earned.

Net loss and LAE ratio

The net loss and LAE ratio was 68.8% for the six months ended June 30, 2021, up 11.1 points from 57.7% in the prior year period. The increase primarily stems from higher current accident year weather and lower favorable reserve development.

Net expense ratio

The net expense ratio was 37.6% for the six months ended June 30, 2021, down 2.3 points from 40.0% in the prior year period. The decrease primarily stems from a lower G&A expense ratio, partly offset by a higher PAC expense ratio.

Net combined ratio

The net combined ratio was 106.4% for six months ended June 30, 2021, up 8.7 points from 97.7% in the prior year period. The increase primarily stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of June 30, 2021, we had $447.0 million of cash and cash equivalents and $669.8 million in investments, compared to $441.0 million and $589.0 million, respectively, as of December 31, 2020.  The increase in cash and cash equivalents was due primarily from cash from operations, net of our investment of funds that were held in cash at December 31, 2020.

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

Cash Flows

	For the Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$102,932	$131,797	$(28,865)
Investing activities	(91,442)	(97,015)	5,573
Financing activities	(5,503)	(17,599)	12,096
Net increase in cash and cash equivalents	$5,987	$17,183	$(11,196)

Operating Activities

Net cash provided by operating activities was $102.9 million for the six months ended June 30, 2021 compared to net cash provided of $131.8 million for the comparable period in 2020. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim payments and reinsurance reimbursements during the first six months of 2021 compared to the first six months of 2020.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $91.4 million as compared to net cash used of $97.0 million for the comparable period in 2020. The change in cash used for investing activities relates primarily to timing of allocations of funds for investment as compared to the comparable period in 2020.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2021 was $5.5 million, as compared to cash used in financing activities of $17.6 million for the comparable period in 2020. The reduction in cash used in financing activities is due primarily to the decrease in the amount of stock repurchased under the stock repurchase program.

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

On July 28, 2021, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with the guarantors and Lenders. The Fifth Amendment amended the Credit Agreement to, among other things, (i) increase the revolving credit facility from $50 million to $75 million and make related changes to the Credit Agreement, (ii) provide for a $13.75 million advance under the existing $75 million term loan facility for an aggregate of $70 million principal amount outstanding as of the date of the Fifth Amendment, extend the maturity of the term loan facility from December of 2023 to July 2026 and reduce the amortization of the term loan facility, (iii) reduce the applicable margin for loans under the Credit Agreement to 2.5% to 3.0% per annum for LIBOR loans (reduced from the prior range of 3.25% to 3.75%) and 1.5% to 2.0% per annum for base rate loans (reduced from the prior range of 2.25% to 2.75%), in each case based on a consolidated leverage ratio ranging from less than or equal to 1.25-to-1 to greater than 2.25-to-1 (previously less than or equal to 2.0-to-1 to greater than 3.0-to-1), (iv) reduce the restriction on negative covenants  thereby allowing the Company greater flexibility and (iv) provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and replace LIBOR with an alternative benchmark rate.

Pursuant to the Credit Agreement, as amended, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $75 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of June 30, 2021, the Company had in aggregate $58.1 million principal outstanding under the Term Loan Facility, which was increased to $70 million on the date of the Fifth Amendment, and $10 million of borrowings outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities, as amended, varies from 2.5% to 3.0% per annum (for LIBOR loans) and 1.5% to 2.0% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2021, the borrowing under our Credit Facilities were accruing interest at a rate of 3.38% per annum.

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

As of June 30, 2021, there were Convertible Notes in the aggregate principal amount of $23.4 million issued and outstanding.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2021, we reassessed our critical accounting policies and estimates as disclosed within our 2020 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.801 years at June 30, 2021, 3.137 years at June 30, 2020, and 3.615 years at December 31, 2020. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.

On July 28, 2021, the Company amended its Credit Agreement to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate for its indebtedness under the Credit Agreement and replace LIBOR with an alternative benchmark rate.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2021.

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

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
4.1	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), (incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017)
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

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 6, 2021	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 6, 2021	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)