Form 10-Q
period 2021-09-30
Heritage Insurance Holdings, Inc.
filed 2021-11-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on November 2, 2021 was 27,880,203

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
•
climate change, health crisis, severe weather conditions and other catastrophe events;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $661,396 and $553,172)	$660,819	$561,011
Equity securities, at cost	1,415	1,599
Other investments	23,887	26,409
Total investments	686,121	589,019
Cash and cash equivalents	393,411	440,956
Restricted cash	5,415	5,427
Accrued investment income	3,042	2,737
Premiums receivable, net	74,877	77,471
Reinsurance recoverable on paid and unpaid claims, net of allowance for estimated uncollectible reinsurance of $45	346,374	355,037
Prepaid reinsurance premiums	338,172	245,818
Income taxes receivable	35,490	32,224
Deferred policy acquisition costs, net	95,425	89,265
Property and equipment, net	17,950	18,685
Right-of-use lease asset, net	28,652	6,461
Intangibles, net	57,514	62,277
Goodwill	152,459	152,459
Other assets	13,220	11,544
Total Assets	$2,248,122	$2,089,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$636,146	$659,341
Unearned premiums	605,304	569,618
Reinsurance payable	324,730	161,918
Long-term debt, net	121,481	120,998
Deferred income tax liability, net	13,665	18,477
Advance premiums	33,341	18,268
Accrued compensation	9,430	9,325
Lease liability	31,964	8,155
Accounts payable and other liabilities	67,036	80,935
Total Liabilities	$1,843,097	$1,647,035

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 27,852,626 shares issued and 27,802,626 shares outstanding at September 30, 2021; 27,833,873 shares issued and 27,748,606 shares outstanding at December 31, 2020	3	3
Additional paid-in capital	332,562	331,867
Accumulated other comprehensive income	(405)	6,057
Treasury stock, at cost, 9,427,948 and 9,279,839 shares at September 30, 2021 and December 31, 2020	(116,370)	(115,365)
Retained earnings	189,235	219,782
Total Stockholders' Equity	405,025	442,344
Total Liabilities and Stockholders' Equity	$2,248,122	$2,089,379

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUES:
Gross premiums written	$274,178	$278,242	$886,059	$797,776
Change in gross unearned premiums	20,231	(23,260)	(35,593)	(66,287)
Gross premiums earned	294,409	254,982	850,466	731,489
Ceded premiums	(131,964)	(116,752)	(399,323)	(338,197)
Net premiums earned	162,445	138,230	451,143	393,292
Net investment income	1,548	2,817	3,797	9,783
Net realized and unrealized (losses) gains	(6)	20,355	(926)	20,377
Other revenue	3,421	3,717	10,835	10,385
Total revenues	167,408	165,119	464,849	433,837
EXPENSES:
Losses and loss adjustment expenses	129,632	119,718	328,376	266,769
Policy acquisition costs, net of ceding commission income (1)	35,984	31,960	109,183	92,243
General and administrative expenses, net of ceding commission income (2)	17,169	17,923	52,490	59,583
Total expenses	182,785	169,601	490,049	418,595
Operating (loss) income	(15,377)	(4,482)	(25,200)	15,242
Interest expense, net	2,150	2,251	5,953	5,939
(Loss) income before income taxes	(17,527)	(6,733)	(31,153)	9,303
(Benefit) provision for income taxes	(1,117)	(1,500)	(5,644)	2,784
Net (loss) income	$(16,410)	$(5,233)	$(25,509)	$6,519
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized (losses) gains on investments	(1,344)	2,480	(8,316)	19,330
Reclassification adjustment for net realized investment losses (gains)	6	(20,355)	(96)	(20,377)
Income tax benefit related to items of other comprehensive income	310	4,137	1,950	242
Total comprehensive (loss) income	$(17,438)	$(18,971)	$(31,971)	$5,714
Weighted average shares outstanding
Basic	27,938,028	27,739,839	27,902,814	28,053,959
Diluted	27,938,028	27,739,839	27,902,814	28,073,570
(Loss) earnings per share
Basic	$(0.59)	$(0.19)	$(0.91)	$0.23
Diluted	$(0.59)	$(0.19)	$(0.91)	$0.23

(1)
Policy acquisition costs includes $12.0 million and $35.2 million of ceding commission income for the three and nine months ended September 30, 2021 and $10.6 million and $32.3 million for the three months and nine months ended September 30, 2020, respectively.
(2)
General and administration includes $4.0 million and $11.6 million of ceding commission income for the three and nine months ended September 30, 2021 and $3.5 million and $10.6 million for the three months and nine months ended September 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448
Net unrealized change in investments, net of tax	—	—	—	—	—	2,768	2,768
Restricted stock vested	—	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	287	—	—	—	287
Issued restricted stock	42,018	—	—	—	—	—	—
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(3,950)	—	—	(3,950)
Balance at June 30, 2021	27,946,941	$3	$332,287	$207,325	$(115,365)	$623	$424,873
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,028)	(1,028)
Shares tendered for income taxes withholding	(6,473)	—	(45)	—	—	—	(45)
Restricted stock vested	10,267	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	320	—	—	—	320
Stock buy-back	(148,109)	—	—	—	(1,005)	—	(1,005)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(16,410)	—	—	(16,410)
Balance at September 30, 2021	27,802,626	$3	$332,562	$189,235	$(116,370)	$(405)	$405,025

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2020	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	3	329,568	217,232	(105,368)	7,330	448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	1,512	1,512
Shares tendered for income taxes withholding	(17,500)	—	(233)	—	—	—	(233)
Restricted stock vested	25,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,345	—	—	—	1,345
Stock buy-back	(766,900)	—	—	—	(7,986)	—	(7,986)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,726)	—	—	(1,726)
Net income	—	—	—	7,620	—	—	7,620
Balance at March 31, 2020	27,891,518	$3	$330,680	$223,126	$(113,354)	$8,842	$449,297
Net unrealized change in investments, net of tax	—	—	—	—	—	11,421	11,421
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Restricted stock vested	10,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,357	—	—	—	1,357
Stock buy-back	(163,456)	—	—	—	(2,011)	—	(2,011)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,693)	—	—	(1,693)
Net income	—	—	—	4,132	—	—	4,132
Balance at June 30, 2020	27,738,062	$3	$332,037	$225,561	$(115,365)	$20,263	$462,499
Net unrealized change in investments, net of tax	—	—	—	—	—	(13,738)	(13,738)
Shares tendered for income taxes withholding	(4,723)	—	(64)	—	—	—	(64)
Restricted stock vested	10,267	—	—	—	—	—	—
Issued restricted stock	5,000	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,359	—	—	—	1,359
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,683)	—	—	(1,683)
Net income	—	—	—	(5,233)	—	—	(5,233)
Balance at September 30, 2020	27,748,606	$3	$333,332	$218,645	$(115,365)	$6,525	$443,140

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(25,509)	$6,519
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	866	4,061
Bond amortization and accretion	3,018	4,247
Operating lease asset amortization	—	71
Amortization of original issuance discount on debt	1,454	1,056
Depreciation and amortization	6,345	6,078
Allowance for bad debt	106	—
Net loss from sale of asset	—	155
Net realized gains	(96)	(20,377)
Net change for unrealized losses in other investments	1,022	—
Deferred income taxes	(2,862)	67
Changes in operating assets and liabilities:
Accrued investment income	(305)	1,740
Premiums receivable	2,488	(6,353)
Prepaid reinsurance premiums	(92,354)	(83,895)
Reinsurance recoverable on paid and unpaid claims	8,663	4,703
Income taxes receivable	(3,266)	(13,079)
Deferred policy acquisition costs, net	(6,160)	(8,929)
Right-of-use leased asset, net	(22,192)	761
Other assets	(1,676)	451
Unpaid losses and loss adjustment expenses	(23,195)	49,464
Unearned premiums	35,686	66,407
Reinsurance payable	162,812	84,506
Accrued interest	(15)	787
Accrued compensation	105	6,270
Advance premiums	15,073	15,114
Operating lease liabilities	23,809	—
Other liabilities	(13,667)	(1,263)
Net cash provided by operating activities	70,150	118,561
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	147,406	411,004
Fixed maturity securities purchases	(258,548)	(254,145)
Equity securities redemption	184	25
Paydowns on other investments	1,500	—
Limited partnership interest purchases	—	(20,400)
Equity securities purchases	—	(6)
Proceeds from sale of assets	45	792
Cost of property and equipment acquired	(892)	(628)
Net cash (used in) provided by investing activities	(110,305)	136,642
FINANCING ACTIVITIES
Principal payments on term loan facility	(3,750)	(7,500)
Proceeds from term loan facility	2,781	—
Mortgage loan payments	(228)	(215)
Purchase of treasury stock	(1,005)	(9,997)
Tax withholdings on share-based compensation awards	(171)	(297)
Dividends paid	(5,029)	(5,169)
Net cash used in financing activities	(7,402)	(23,178)
(Decrease) increase in cash, cash equivalents, and restricted cash	(47,557)	232,025
Cash, cash equivalents and restricted cash, beginning of period	446,383	283,008
Cash, cash equivalents and restricted cash, end of period	$398,826	$515,033
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$489	$16,252
Interest paid	$4,214	$4,794

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$393,411	$440,956
Restricted cash	5,415	5,427
Total	$398,826	$446,383

Restricted cash primarily represents funds held to meet regulatory requirements in certain states in which the Company operates.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods:

September 30, 2021	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$43,734	$284	$9	$44,009
States, municipalities and political subdivisions	106,019	359	657	105,721
Special revenue	311,752	1,624	1,881	311,495
Hybrid securities	99	1	—	100
Industrial and miscellaneous	199,792	1,244	1,542	199,494
Total	$661,396	$3,512	$4,089	$660,819
(1)
Includes securities at September 30, 2021 with a carrying amount of $22.7 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the three and nine months ended September 30, 2021 and 2020, respectively:

	2021		2020
Three Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$2	$3,470	$20,355	$290,643
Total realized losses	(8)	226	—	—
Net realized (losses) gains	$(6)	$3,696	$20,355	$290,643

	2021		2020
Nine Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$106	$24,265	$20,492	$305,791
Total realized losses	(10)	1,043	(115)	2,716
Net realized gains	$96	$25,308	$20,377	$308,507

The table below summarizes the Company’s debt securities at September 30, 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$44,447	7%	$44,628	7%
Due after one year through five years	253,398	38%	254,377	38%
Due after five years through ten years	220,450	33%	218,373	33%
Due after ten years	143,101	22%	143,441	22%
Total	$661,396	100%	$660,819	100%

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Debt securities	$1,986	$2,170	$5,164	$8,567
Equity securities	—	—	—	—
Cash and cash equivalents	17	651	72	1,610
Other investments	514	221	1,101	486
Net investment income	2,517	3,042	6,337	10,663
Less: Investment expenses	969	225	2,540	880
Net investment income, less investment expenses	$1,548	$2,817	$3,797	$9,783

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2021 and December 31, 2020, respectively:

	Less Than Twelve Months			Twelve Months or More
September 30, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	10	$9	$14,441	—	$—	$—
States, municipalities and political subdivisions	75	657	66,885	—	—	—
Special revenue	188	1,877	150,757	11	4	101
Industrial and miscellaneous	133	1,542	99,327	—	—	—
Total fixed maturity securities	406	$4,085	$331,410	11	$4	$101

	Less Than Twelve Months			Twelve Months or More
December 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$1	$73	1	$—	$7
States, municipalities and political subdivisions	6	4	5,158	—	—	—
Special revenue	27	24	16,439	9	3	73
Industrial and miscellaneous	26	39	16,025	—	—	—
Total fixed maturity securities	62	$68	$37,695	10	$3	$80

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings of A- or higher, the Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is not deemed to relate to credit but to changes in interest rates and other market conditions. The bond issuers continue to make timely principal and interest payments on the bonds. Based on the Company’s expected credit loss criteria and analysis results, the Company did not record a credit allowance for securities that were in an unrealized loss position at September 30, 2021. There were neither any credit events nor credit allowances recorded at December 31, 2020.

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

In 2020, the Company entered into agreements for preferred units in the amounts of $7.5 million and $9.9 million. The preferred units are measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2024, respectively. For the nine months ended September 30, 2021 and 2020, the Company received $937,000 and $353,000 in interest payments from the preferred units. As of September 30, 2021, the Company received in aggregate $1.2 million in fixed principal payments in relation to the $7.5 million preferred units agreement. There is no active market for these investments.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at September 30, 2021 and December 31, 2020:

	At September 30, 2021		At December 31, 2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$23,887	$24,909	$26,409	$26,409

During the second quarter of 2021, the Company recorded on its condensed consolidated statement of operations in net realized and unrealized (losses) gains an impairment of approximately $1.0 million on its REIT investment. As of September 30, 2021, the carrying value of the REIT less the impairment is approximately $3.0 million.

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. The Company did not hold any Level 3 assets or liabilities as of September 30, 2021 or December 31, 2020.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$44,009	$366	$43,643	$—
States, municipalities and political subdivisions	105,721	—	105,721	—
Special revenue	311,495	—	311,495	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	199,494	—	199,494	—
Total investments	$660,819	$366	$660,453	$—

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$30,593	$371	$30,222	$—
States, municipalities and political subdivisions	85,670	—	85,670	—
Special revenue	274,321	—	274,321	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	170,327	—	170,327	—
Total investments	$561,011	$371	$560,640	$—

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

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets and goodwill which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. These non-recurring fair value measurements, primarily for intangible assets acquired, were based on Level 3 unobservable inputs. For the quarters ended September 30, 2021 and 2020, these non-recurring fair values inputs consisted of brand, agent relationships, renewal rights, customer relations, trade names, non-compete and goodwill. To evaluate such assets for a potential impairment, the Company determines the fair value of the goodwill and intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.

There were no non-recurring fair value adjustments to intangible assets and goodwill during the third quarters of 2021 and 2020. The Company records any measurement period adjustments to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(1,344)	$311	$(1,033)	$2,480	$(574)	$1,906
Reclassification adjustment of realized losses (gains) included in net income	6	(1)	5	(20,355)	4,711	(15,644)
Effect on other comprehensive (loss) income	$(1,338)	$310	$(1,028)	$(17,875)	$4,137	$(13,738)

	For the Nine Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(8,316)	$1,928	$(6,388)	$19,330	$(4,471)	$14,859
Reclassification adjustment of realized gains included in net income	(96)	22	(74)	(20,377)	4,713	(15,664)
Effect on other comprehensive (loss) income	$(8,412)	$1,950	$(6,462)	$(1,047)	$242	$(805)

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

Components of the Company’s lease costs for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Amortization of ROU assets - Finance leases	$647	$21
Interest on lease liabilities - Finance leases	263	5
Variable lease cost (cost excluded from lease payments)	112	128
Operating lease cost (cost resulting from lease payments)	339	340
Total lease cost	$1,361	$494

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Amortization of ROU assets - Finance leases	$1,321	$64
Interest on lease liabilities - Finance leases	524	16
Variable lease cost (cost excluded from lease payments)	373	391
Operating lease cost (cost resulting from lease payments)	1,018	1,023
Total lease cost	$3,236	$1,494

Supplemental cash flow information and non-cash activity related to the Company’s operating and financing leases were as follows (in thousands):

	At September 30, 2021	At September 30, 2020
Finance lease - Operating cash flows	$31	$16
Finance lease - Financing cash flows	$100	$55

Operating lease - Operating cash flows (fixed payments)	$1,123	$1,080
Operating lease - Operating cash flows (liability reduction)	$840	$761

Supplemental balance sheet information related to the Company’s operating and financing leases as of September 30, 2021 were as follows (in thousands):

	Balance Sheet Classification	September 30, 2021
Right-of-use lease assets - operating	Right-of-use lease asset, net	$5,286
Right-of-use lease assets - finance	Right-of-use lease asset, net	$23,366
Lease liability - operating	Lease liability	$6,844
Lease liability - finance	Lease liability	$25,120

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases as of September 30, 2021 were as follows:

September 30, 2021
Weighted average lease term - Finance leases	9.34 yrs.
Weighted average lease term - Operating leases	6.40 yrs.
Weighted average discount rate - Finance leases	4.2%
Weighted average discount rate - Operating leases	5.3%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

September 30, 2021
2021 remaining	$1,142
2022	4,566
2023	4,500
2024	4,194
2025	3,970
Thereafter	20,213
Total lease payments	38,585
Less: imputed interest	(6,621)
Present value of lease liabilities	$31,964

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	7,147	6,358
Office furniture and equipment	2,038	2,027
Tenant and leasehold improvements	8,225	8,133
Vehicle fleet	720	850
Total, at cost	30,853	30,091
Less: accumulated depreciation and amortization	(12,903)	(11,406)
Property and equipment, net	$17,950	$18,685

Depreciation and amortization expense for property and equipment was approximately $736,000 and $442,000 for the three months ended September 30, 2021 and 2020, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company’s real estate consists of 15 acres of land and 5 buildings with a gross area of 191,200 square feet and a parking garage. Approximately 75% of the building in Clearwater is leased to unaffiliated tenants. Following the Company’s planned relocation to its new Tampa headquarters, which is expected to occur in late 2021, the Company intends to sublease the remaining available space at the Clearwater location to unaffiliated tenants.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At September 30, 2021 and December 31, 2020, goodwill was $152.5 million and intangible assets were $57.5 million and $62.3 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2020	$152,459
Goodwill acquired	—
Impairment	—
Balance as of September 30, 2021	$152,459

Other Intangible Assets

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for the respective three month periods ended September 30, 2021 and 2020 was $1.6 million and for the respective nine month periods ended September 30, 2021 and 2020 was $4.8 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2021 or 2020.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount(1)
2021 - remaining	$1,588
2022	$6,351
2023	$6,351
2024	$6,351
2025	$6,315
Thereafter	$29,243
Total	$56,199

(1)
Excludes insurance licenses valued at $1.3 million and classified as an indefinite lived intangible which is subject to annual impairment testing and not amortized.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(16,410)	$(5,233)	$(25,509)	$6,519
Weighted average shares outstanding	27,938,028	27,739,839	27,902,814	28,053,959
Basic (loss) earnings per share:	$(0.59)	$(0.19)	$(0.91)	$0.23

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(16,410)	$(5,233)	$(25,509)	$6,519
Weighted average shares outstanding	27,938,028	27,739,839	27,902,814	28,053,959
Weighted average dilutive shares	—	—	—	19,611
Total weighted average dilutive shares	27,938,028	27,739,839	27,902,814	28,073,570
Diluted (loss) earnings per share:	$(0.59)	$(0.19)	$(0.91)	$0.23

Due to the net loss for the three and nine months ended September 30, 2021, the number of dilutive shares is the same as the number of basic shares due to the antidilutive impact of the convertible debt and restricted stock under the if-converted method. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of the Company’s common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the treasury method. The Company had 2,677,355 and 1,819,503 antidilutive shares as of September 30, 2021 and 2020, respectively.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended September 30, 2021 and 2020, the Company allocated ceding commission income of $12.0 million and $10.6 million to policy acquisition costs and $4.0 million and $3.5 million to general and administrative expense, respectively. For the nine months ended September 30, 2021 and 2020, the Company allocated ceding commission income of $35.2 million and $32.3 million to policy acquisition costs and $11.6 million and $10.6 million to general and administrative expenses, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Beginning balance of deferred ceding commission income	$39,940	$34,562	$39,995	$37,464
Ceding commission deferred	17,659	17,294	48,447	43,213
Less: ceding commission earned	(15,978)	(14,129)	(46,821)	(42,950)
Ending balance of deferred ceding commission income (1)	$41,621	$37,727	$41,621	$37,727
1.
Deferred ceding commission income is classified in “Accounts payable and other liabilities” on the Company’s condensed consolidated balance sheet.

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Beginning Balance	$95,967	$81,590	$89,265	$77,211
Policy acquisition costs deferred	47,976	42,096	144,380	128,400
Amortization	(48,518)	(37,546)	(138,220)	(119,471)
Ending Balance	$95,425	$86,140	$95,425	$86,140

NOTE 11. INCOME TAXES

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefits of $(1.1) million and $(1.5) million, respectively, which corresponds to effective tax rates of 6.4% and 22.3%, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $(5.6) million and an income tax expense of $2.8 million, respectively, which corresponds to effective rates of 18.1% and 29.9%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences, predominately disallowed executive compensation deductions which were further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred tax liability:

	September 30, 2021	December 31, 2020
Deferred tax assets:	(In thousands)
Unearned premiums	$13,101	$15,303
Unearned commission	9,649	9,272
Net operating loss	1,880	1,885
Tax-related discount on loss reserve	3,809	3,322
Stock-based compensation	225	113
Accrued expenses	1,456	982
Leases	738	394
Unrealized losses	373	—
Other	719	343
Total deferred tax asset	31,950	31,614
Deferred tax liabilities:
Deferred acquisition costs	22,122	20,694
Prepaid expenses	184	236
Unrealized gains	—	1,814
Property and equipment	1,398	1,669
Note discount	203	326
Basis in purchased investments	37	53
Basis in purchased intangibles	14,652	15,693
Internal revenue code 481(a)-Accounting method change	5,361	8,577
Other	1,658	1,029
Total deferred tax liabilities	45,615	50,091
Net deferred tax liability	$(13,665)	$(18,477)

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

At September 30, 2021 and December 31, 2020, we had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2020 ceding 56.5% of the net premiums and losses and 3% of the prior year quota share is in run off.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Premium written:
Direct	$274,178	$278,242	$886,059	$797,776
Ceded	(53,505)	(63,493)	(491,677)	(422,092)
Net	$220,673	$214,749	$394,382	$375,684
Premiums earned:
Direct	$294,409	$254,982	$850,466	$731,489
Ceded	(131,964)	(116,752)	(399,323)	(338,197)
Net	$162,445	$138,230	$451,143	$393,292
Loss and Loss Adjustment Expenses
Direct	$195,099	$205,337	$483,382	$452,014
Ceded	(65,467)	(85,619)	(155,006)	(185,245)
Net	$129,632	$119,718	$328,376	$266,769

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$625,979	$620,718	$659,341	$613,533
Less: reinsurance recoverable on unpaid losses	366,879	404,370	397,688	393,630
Net balance, beginning of period	259,100	216,348	261,653	219,903
Incurred related to:
Current year	130,425	125,544	331,374	281,698
Prior years	(793)	(5,826)	(2,998)	(14,929)
Total incurred	129,632	119,718	328,376	266,769
Paid related to:
Current year	75,508	71,955	171,128	148,563
Prior years	27,273	18,371	132,950	92,369
Total paid	102,781	90,326	304,078	240,932
Net balance, end of period	285,951	245,740	285,951	245,740
Plus: reinsurance recoverable on unpaid losses	350,195	417,257	350,195	417,257
Balance, end of period	$636,146	$662,997	$636,146	$662,997

As of September 30, 2021, the Company reported $286.0 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $213.5 million attributable to IBNR net of reinsurance recoverable, or 74.7% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

As of September 30, 2021, the Company had $22.7 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $716,900. For each of the respective nine month periods ended September 30, 2021 and 2020, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.3 million on the Convertible Notes.

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

On July 28, 2021, the Company entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”) with the guarantors and lenders party thereto. The Fifth Amendment amended the Credit Agreement to, among other things, (i) increase the Revolving Credit Facility from $50 million to $75 million and make related changes to the Credit Agreement, (ii) provide for a $13.75 million advance under the existing $75 million Term Loan Facility for an aggregate of $70 million principal amount outstanding as of the date of the Fifth Amendment, extend the maturity of the Term Loan Facility from December of 2023 to July 2026 and reduce the amortization of the Term Loan Facility, (iii) reduce the applicable margin for loans under the Credit Agreement to 2.5% to 3.0% per annum for LIBOR loans (reduced from the prior range of 3.25% to 3.75%) and 1.5% to 2.0% per annum for base rate loans (reduced from the prior range of 2.25% to 2.75%), in each case based on a consolidated leverage ratio ranging from less than or equal to 1.25-to-1 to greater than 2.25-to-1 (previously less than or equal to 2.0-to-1 to greater than 3.0-to-1), (iv) reduce the restriction on negative covenants thereby allowing the Company greater flexibility and (iv) provide mechanics relating to a transition away from LIBOR as a benchmark interest rate. All other material terms of the Credit Agreement remain unchanged.

Term Loan Facility: The principal amount of the Term Loan Facility, as amended, amortizes in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019, in an amount equal to (i) $1.9 million per quarter prior to July 29, 2021, (ii) $875,000 per quarter commencing with the quarter ending December 31, 2021 and (iii) $1.3 million thereafter, with the remaining balance payable at maturity. As of December 31, 2020, there was $60.0 million in aggregate principal outstanding on the Term Loan Facility. On July 28, 2021, the principal amount of the term loan outstanding under the Term Loan Facility was increased by $13.75 million to a total of $70.0 million from $56.3 million prior to the advance.

For the nine months ended September 30, 2021 and 2020, the Company made interest payments of approximately $1.5 million and $2.1 million on the term loan, respectively.

Revolving Credit Facility: The Revolving Credit Facility, as amended, allows for borrowings of up to $75.0 million inclusive of a $5.0 million sublimit for the issuance of letters of credit and a $10.0 million sublimit for swingline loans. As of September 30, 2021, and December 31, 2020, the Company had $0 and $10 million of borrowings and no letters of credit outstanding under the Revolving Credit Facility, respectively. In connection with the Fifth Amendment of the Credit Agreement, the Revolving Credit Facility's outstanding balance of $10 million was paid in full. For the nine months ended September 30, 2021 and 2020, the Company made interest payments of $196,500 and $451,500 under the Revolving Credit Facility, respectively.

At September 30, 2021, the effective interest rate for the Term Loan and for the Revolving Credit Facility was 2.87%.

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

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective nine-month periods ended September 30, 2021 and 2020, the Company made principal and interest payments of approximately $670,000 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of September 30, 2021, the fair value of the collateralized securities was $22.7 million and the equity investment in FHLB common stock was $1.2 million. As of September 30, 2021, and 2020, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $450,500 and $457,100, respectively. As of September 30, 2021, and December 31, 2020, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $215,900 and $222,900, respectively.

The following table summarizes the Company’s debt and credit facilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,599	11,827
Term loan facility	70,000	60,000
Revolving credit facility	—	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$124,212	$124,440
Less: unamortized discount and issuance costs	$2,731	$3,442
Total long-term debt	$121,481	$120,998

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

The schedule of principal payments on long-term debt as of September 30, 2021 is as follows:

Year	Amount
(In thousands)
2021 remaining	$953
2022	3,822
2023	23,039
2024	4,292
2025	5,624
Thereafter	86,482
Total	$124,212

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of September 30, 2021 and December 31, 2020:

Description	September 30, 2021	December 31, 2020
	(In thousands)
Deferred ceding commission	$41,621	$39,995
Outstanding claim checks	—	10,864
Accounts payable and other payables	6,951	9,248
Accrued interest and issuance costs	592	833
Accrued dividends	1,680	1,670
Other liabilities	257	80
Premium tax	1,531	—
Commission payables	14,404	18,245
Total other liabilities	$67,036	$80,935

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $290.0 million at September 30, 2021 and $333.3 million at December 31, 2020. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At September 30, 2021, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2021 and 2020.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three and nine months ended September 30, 2021 and 2020, the Company paid agency commission to Comegys of approximately $53,900 and $46,300 and $595,700 and $592,400, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended September 30, 2021 and 2020, the contributions made to the plan on behalf of the participating employees were approximately $293,000 and $265,000 and for the nine months ended September 30, 2021 and 2020, contributions made to the plan were approximately $985,000 and $897,000, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended September 30, 2021 and 2020, the Company incurred medical premium costs including the new 2021-2022 healthcare premiums, of $1.6 million and $941,000, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred medical premium costs of $2.6 million and $3.0 million, respectively. An additional liability from the Company's self-insured healthcare plan was accrued for approximately $442,000 and $1.4 million for unpaid claims as of September 30, 2021 and December 31, 2020, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2021, the Company had 27,802,626 shares of common stock outstanding, 9,427,948 treasury shares of common stock and 240,835 unvested restricted common stock with accrued dividends reflecting total paid-in capital of $332.6 million as of such date.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended the Company’s existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. As of September 30, 2021, the Company repurchased in aggregate 148,109 shares of its common stock under its repurchase program for $1.0 million.

At September 30, 2021, the Company has the capacity under its stock repurchase program to repurchase $49 million of its common shares until December 31, 2021.

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

At September 30, 2021 there were 939,691 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

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

Restricted stock activity for the nine months ended September 30, 2021 is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	123,890	10.49
Granted - Time-based restricted stock	61,945	10.49
Vested	(26,294)	12.07
Canceled and surrendered	(18,973)	13.04
Non-vested, at September 30, 2021	240,835	$12.15

Awards are being amortized to expense over the one to five-year vesting period. The Company recognized $320,000 and $1.4 million of compensation expense for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense of $867,000 and $4.1 million, respectively. For the nine months ended September 30, 2021, 40,267 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 18,973 shares were withheld by the Company to cover withholding taxes of $171,000. For the comparable period of 2020, 35,267 shares were vested and released of which 22,223 shares were withheld by the Company to cover withholding taxes of $297,000.

At September 30, 2021, there was approximately $1.0 million unrecognized expense related to time-based non-vested restricted stock and an additional $1.1 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2020, there was $1.6 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2021 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	50,000	$16.35	1.25
April 24, 2020	5,000	$10.60	0.60
January 4, 2021	143,817	$10.43	2.25
April 13, 2021	42,018	$10.71	2.25
	240,835

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2021.

On November 4, 2021, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on January 6, 2022 to stockholders of record as of December 15, 2021.

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

COVID-19 and Other Matters

We continue to monitor the short- and long-term impacts of the COVID-19 virus and its variants. For the year ended December 31, 2020, we saw negligible impact to our business, and that trend has continued through the third quarter of 2021. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition. Increases in the cost of materials and labor for home repairs can influence our losses associated with claims. To the extent state and local requirements allow employees to return to the office, the Company has implemented return-to-office and hybrid programs, with the latter including a combination of in-office and remote work.

Climate Change

Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather-related catastrophes. The incidence and severity of catastrophes are inherently unpredictable and the extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. Although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. Further, an increased incidence of catastrophic weather events could impact the cost and availability of our reinsurance program.

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

Financial Results Highlights for the Third quarter of 2021

•
Net loss for the quarter was $16.4 million, or 0.59 loss per share, up from net loss of $5.2 million or $0.19 loss per share in the prior year quarter.

•
Book value per share of $14.57, down 4.1% from second quarter 2021 and 8.8% year-over-year.
•
Gross premiums written of $274.2 million, down 1.5% year-over-year, stemming from a 12.4% exposure management driven reduction in Florida, partly offset by 8.0% growth in other states.
•
Premiums in force of $1.2 billion, relatively flat from second quarter 2021 and up 13.3% year-over-year.
•
Policies-in-force of 581,286, a 2.1% reduction from second quarter 2021 and a 3.0% year-over-year increase.
•
Favorable prior year reserve development of $0.8 million.
•
Net current accident quarter weather losses of $51.4 million, up from $47.3 million in the prior year quarter. Current accident quarter weather losses include $16.0 million of net current accident quarter catastrophe losses, down from $24.6 million in the prior year quarter, and $35.5 million of other weather losses, up from $22.8 million in the prior year quarter.
•
Total capital returned to shareholders of $2.7 million, representing a $0.06 per share regular quarterly dividend and repurchase of 148,109 shares of stock.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenue

	For the Three Months Ended September 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$274,178	$278,242	$(4,064)	(1.5)%
Change in gross unearned premiums	20,231	(23,260)	43,491	(187.0)%
Gross premiums earned	294,409	254,982	39,427	15.5%
Ceded premiums	(131,964)	(116,752)	(15,212)	13.0%
Net premiums earned	162,445	138,230	24,215	17.5%
Net investment income	1,548	2,817	(1,269)	(45.0)%
Net realized and unrealized (losses) gains	(6)	20,355	(20,361)	NM
Other revenue	3,421	3,717	(296)	(8.0)%
Total revenue	$167,408	$165,119	$2,290	1.4%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $274.2 million in the third quarter of 2021, down 1.5% from $278.2 million in the prior year quarter. The decrease reflects 12.4% reduction in Florida gross written premium, partially offset by 8.0% growth in other states. The reduction in Florida gross written premium reflects our plan to manage our Florida total insurance value ("TIV") and attritional loss ratios by controlling renewals and new business written. Rate increases materially benefited 2021 gross premiums written, particularly in Florida.

Premiums-in-force were $1.2 billion as of third quarter 2021, relatively flat from second quarter 2021 and up 13.3% year-over-year. Policies-in-force were 581,286, a 2.1% reduction from 593,786 policies at second quarter 2021 and a 3.0% increase year-over-year. The reduction in policies in force from the second quarter of 2021 reflects our exposure initiatives.

Gross premiums earned

Gross premiums earned were $294.4 million in the third quarter of 2021, up 15.5% from $255.0 million in the prior year quarter. The increase reflects the earning of higher gross premiums written over the twelve months ended September 30, 2021 compared to premiums written over the twelve months ended September 30, 2020.

Ceded premiums

Ceded premiums were $132.0 million in third quarter 2021, up 13.0% from $116.8 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by an increase in TIV.

Net premiums earned

Net premiums earned were $162.4 million in third quarter 2021, up 17.5% from $138.2 million in the prior year quarter. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $1.5 in the third quarter 2021, compared to $23.2 million in the prior year quarter. The decrease is primarily due to opportunistic sales of fixed income securities which resulted in significant realized gains in third quarter 2020 and to a lesser extent, lower yields associated with the continued low interest rate environment.

Other revenue

Other revenue was $3.4 million in the third quarter of 2021, relatively flat when compared to the prior year quarter.

Total revenue

Total revenue was $167.4 million in third quarter 2021, up 1.4% from $165.1 million in the prior year quarter. The increase primarily stems from higher net premiums earned, partially offset by a reduction in net realized investment gains, as described above.

	For the Three Months Ended September 30,
(Unaudited)	2021	2020	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	129,632	119,718	9,914	8.3%
Policy acquisition costs	35,984	31,960	4,024	12.6%
General and administrative expenses	17,169	17,923	(754)	(4.2)%
Total operating expenses	182,785	169,601	13,183	7.8%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $129.6 million in third quarter 2021, up 8.3% from $119.7 million in the prior year quarter. The increase stems from higher net weather losses, lower favorable reserve development and from a larger book of business.

Policy acquisition costs

Policy acquisition costs were $36.0 million in third quarter 2021, up 12.6% from $32.0 million in the prior year quarter. The increase is primarily attributable to gross premiums written growth and is partially offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $17.2 million in third quarter 2021, down 4.2% from $17.9 million in the prior year quarter. The decrease is primarily attributable to higher ceding commission associated with gross premiums written growth and lower executive compensation.

	For the Three Months Ended September 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating loss	(15,377)	(4,482)	(10,895)	243.1%
Interest expense, net	2,150	2,251	(101)	(4.5)%
Loss before income taxes	(17,527)	(6,733)	(10,793)	160.3%
Benefit for income taxes	(1,117)	(1,500)	383	(25.5)%
Net loss	$(16,410)	$(5,233)	$(11,177)	213.6%
Basic net loss per share	$(0.59)	$(0.19)	$(0.40)	209.1%
Diluted net loss per share	$(0.59)	$(0.19)	$(0.40)	209.1%

Interest expense, net

Net interest expense was $2.1 million in the third quarter of 2021, effectively flat quarter-over-quarter.

Benefit for income taxes

Benefit for income taxes was $1.1 million in third quarter 2021 compared to $1.5 million in the prior year quarter. The effective tax rate was 6.4% in third quarter 2021, 15.9 points below the prior year quarter’s 22.3% rate. The lower effective tax rate relates to the impact of permanent tax differences on projected results of operations for the calendar year. A change in the estimate from the prior quarter impacted the effect of permanent tax differences. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net loss

Third quarter 2021 net loss was $16.4 million ($0.59 per diluted share), up from net loss of $5.2 million ($0.19 per diluted share) in the prior year quarter. The year-over-year change primarily stems from lower realized capital gains, partly offset by a smaller underwriting loss. Higher losses and LAE contributed significantly to the net loss for the quarter, as described above.

Ratios

	For the Three Months Ended September 30,
(Unaudited)	2021	2020
Ceded premium ratio	44.8%	45.8%

Net loss and LAE ratio	79.8%	86.6%
Net expense ratio	32.7%	36.1%
Net combined ratio	112.5%	122.7%

Ceded premium ratio

The ceded premium ratio was 44.8% in third quarter 2021, down 1.0 point from 45.8% in the prior year quarter. The decrease is primarily attributable to higher gross earned premium which exceeded the higher cost associated with our reinsurance program.

Net loss ratio

The net loss ratio was 79.8% in third quarter 2021, down 6.8 points from 86.6% in the prior year quarter. Although the dollar amount of losses is significantly higher than the prior year quarter, the loss ratio is lower than the prior year quarter due to higher net earned premium fueled by growth and rate changes as described above.

Net expense ratio

The net expense ratio was 32.7% in third quarter 2021, down 3.4 points from 36.1% in the prior year quarter. The decrease primarily stems from lower G&A and policy acquisition cost ("PAC") expense ratio associated with higher net earned premium over the prior year despite an increase in PAC and G&A expenses.

Net combined ratio

The net combined ratio was 112.5% in third quarter 2021, down 10.2 points from 122.7% in the prior year quarter. The decrease primarily stems from lower net loss and operating expense ratios. The net loss increased despite the lower net combined ratio due to the reduction in investment gains from the prior year quarter as described above.

Comparison of the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$886,059	$797,776	$88,283	11.1%
Change in gross unearned premiums	(35,593)	(66,287)	30,694	(46.3)%
Gross premiums earned	850,466	731,489	118,977	16.3%
Ceded premiums	(399,323)	(338,197)	(61,126)	18.1%
Net premiums earned	451,143	393,292	57,851	14.7%
Net investment income	3,797	9,783	(5,986)	(61.2)%
Net realized and unrealized (losses) gains	(926)	20,377	(21,303)	NM
Other revenue	10,835	10,385	450	4.3%
Total revenue	$464,849	$433,837	$31,013	7.1%

Gross premiums written

Gross premiums written were $886.1 million for the nine months ended September 30, 2021, up 11.1% from $797.8 million in the prior year period. The increase reflects 16.2% growth outside Florida and 3.6% growth in Florida. Rate increases materially benefited 2021 gross premiums written growth, particularly in Florida. Growth in all states was organic, including growth via independent agents and strategic partnerships with national carriers.

Gross premiums earned

Gross premiums earned were $850.5 million for the nine months ended September 30, 2021, up 16.3% from $731.5 million in the prior year period. The increase reflects the earning of higher gross premiums written over the twelve months ended September 30, 2021 compared to premiums written over the twelve months ended September 30, 2020.

Ceded premiums earned

Ceded premiums earned were $399.3 million for the nine months ended September 30, 2021, up 18.1% from $338.2 million in the prior year period. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program and an increase in TIV associated with premium growth as well as higher premium for our severe convective storm reinsurance coverage.

Net premiums earned

Net premiums earned were $451.1 million for the nine months ended September 30, 2021, up 14.7% from $393.3 million in the prior year period. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities for the nine months ended September 30, 2021, was $2.9 million, down 90.3% from $30.2 million in the prior year period. The decrease is primarily due to opportunistic sales of fixed income securities which held significant unrealized gains in third quarter 2020 and to a lesser extent, lower yields associated with the continued low interest rate environment.

Other revenue

Other revenue was $10.8 million for the nine months ended September 30, 2021, relatively flat from $10.4 million in the prior year period.

Total revenue

Total revenue was $464.8 million for the nine months ended September 30, 2021, up 7.1% from $433.8 million in the prior year period. The increase primarily stems from higher net premiums earned, partially offset by a reduction in net investment income, as described above.

	For the Nine Months Ended September 30,
(Unaudited)	2021	2020	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	328,376	266,769	61,607	23.1%
Policy acquisition costs	109,183	92,243	16,940	18.4%
General and administrative expenses	52,490	59,583	(7,093)	(11.9)%
Total operating expenses	490,049	418,595	71,454	17.1%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $328.4 million for the nine months ended September 30, 2021, up 23.1% from $266.8 million in the prior year period. The increase primarily stems from higher net weather losses and from a larger book of business.

Policy acquisition costs

Policy acquisition costs were $109.2 million for the nine months ended September 30, 2021, up 18.4% from $92.2 million in the prior year period. The increase is primarily attributable to higher acquisition costs associated with growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $52.5 million for the nine months ended September 30, 2021, down 11.9% from $59.6 million in the prior year period. The decrease is primarily attributable to a state tax credit recorded in second quarter 2021 and lower executive compensation expense.

	For the Nine Months Ended September 30,
(Unaudited)	2021	2020	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating (loss) income	(25,200)	15,242	(40,442)	(265.3)%
Interest expense, net	5,953	5,939	14	0.2%
(Loss) income before income taxes	(31,153)	9,303	(40,456)	(434.9)%
(Benefit) provision for income taxes	(5,644)	2,784	(8,428)	(302.7)%
Net (loss) income	$(25,509)	$6,519	$(32,028)	(491.3)%
Basic net (loss) income per share	$(0.91)	$0.23	$(1.14)	(497.5)%
Diluted net (loss) income per share	$(0.91)	$0.23	$(1.14)	(497.5)%

Interest expense, net

Interest expense was $6.0 million for the nine months ended September 30, 2021, relatively flat from $5.9 million in the prior year period.

(Benefit) Provision for income taxes

(Benefit) provision for income taxes was $(5.6) million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the current year period was 18.1%, 11.8 points lower than the prior year’s 29.9%. The lower effective tax rate relates to the impact of permanent tax differences on projected results of operations for the calendar year. A change in the estimate from the prior quarter impacted the effect of permanent tax differences. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net (loss) income

Net loss for the nine months ended September 30, 2021 was $25.5 million ($(0.91) per diluted share) compared to net income of $6.5 million ($0.23 per diluted share) in the prior year period. The decrease primarily reflects a higher net loss ratio, largely driven by elevated weather losses, and lower investment income, partly offset by higher total revenue and a lower net expense ratio.

	For the Nine Months Ended September 30,
(Unaudited)	2021	2020
Ceded premium ratio	47.0%	46.2%

Net loss and LAE ratio	72.8%	67.8%
Net expense ratio	35.8%	38.6%
Net combined ratio	108.6%	106.4%

Ceded premium ratio

The ceded premium ratio was 47.0% for the nine months ended September 30, 2021, up 0.8 points from 46.2% in the prior year period. The increase resulted from a larger increase in gross earned premium than the increase in ceded premium.

Net loss and LAE ratio

The net loss and LAE ratio was 72.8% for the nine months ended September 30, 2021, up 5.0 points from 67.8% in the prior year period. The increase primarily stems from higher current accident year weather and lower favorable reserve development, partly offset by the increase in net earned premium.

Net expense ratio

The net expense ratio was 35.8% for the nine months ended September 30, 2021, down 2.8 points from 38.6% in the prior year period. The decrease primarily stems from a lower net G&A expense ratio, driven by lower G&A expenses coupled with higher net premiums earned, partly offset by a slightly higher net PAC expense ratio, driven by higher gross premiums written.

Net combined ratio

The net combined ratio was 108.6% for nine months ended September 30, 2021, up 2.2 points from 106.4% in the prior year period. The increase primarily stems from a higher net loss ratio, partly offset by a lower net expense ratio, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of September 30, 2021, we had $393.4 million of cash and cash equivalents and $686.1 million in investments, compared to $441.0 million and $589.0 million, respectively, as of December 31, 2020. The decrease in cash and cash equivalents was primarily due to the allocation of cash used for investing activities.

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

Cash Flows

	For the Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$70,150	$118,561	$(48,411)
Investing activities	(110,305)	136,642	(246,947)
Financing activities	(7,402)	(23,178)	15,776
Net (decrease) increase in cash and cash equivalents	$(47,557)	$232,025	$(279,582)

Operating Activities

Net cash provided by operating activities was $70.1 million for the nine months ended September 30, 2021 compared to net cash provided by operating activities of $118.6 million for the comparable period in 2020. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first nine months of 2021 compared to the first nine months of 2020.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $110.3 million as compared to net cash provided by of $136.6 million for the comparable period in 2020. The change in cash used for investing activities relates primarily to allocations of funds for investment in the current period compared to our strategic sales of investments to yield realized gains in the comparable period in 2020.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $7.4 million, as compared to cash used in financing activities of $23.2 million for the comparable period in 2020. The reduction in cash used in financing activities is due primarily to the decrease in the amount of stock repurchased under the stock repurchase program and use of proceeds from our term loan facility which offset principal payments made.

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

Pursuant to the Credit Agreement, as amended, the participating Lenders agreed to provide (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $75 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”). As of September 30, 2021, the Company had in aggregate $70 million principal outstanding under the Term Loan Facility, which was increased to $70 million on the date of the Fifth Amendment, and no borrowings outstanding under the Revolving Credit Facility.

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

Each of the Revolving Credit Facility and the Term Loan Facility mature on December 31, 2026. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ended March 31, 2019, in an amount equal to $1,875,000 per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1,375,000 per quarter commencing with the quarter ending December 31, 2024, with the balance payable at maturity.

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

As of September 30, 2021, there were Convertible Notes in the aggregate principal amount of $23.4 million issued and outstanding.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the nine months ended September 30, 2021, we reassessed our critical accounting policies and estimates as disclosed within our 2020 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.891 years at September 30, 2021, 2.971 years at September 30, 2020, and 3.615 years at December 31, 2020. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2020.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter ended September 30, 2021, we purchased 148,109 shares of common stock for an aggregate of $1.0 million under our stock repurchase program. In addition, the Company acquired 6,473 shares of common stock for a total cost of $44,500 during the quarter ended September 30, 2021 that were not part of the publicly announced stock repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations with the vesting of restricted stock awards.

A summary of our common stock repurchases during the quarter ended September 30, 2021, is set forth in the table below (in thousands, except shares and price per share):

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2021	—	$—	—	$50,000
August 1 - August 29, 2021	—	$—	—	$50,000
September 1 - September 31, 2021	154,582	$6.83	148,109	$48,995
Total	154,582		148,109

(1) Represents the balance before commission and fees at the end of each period.

(2) On November 2, 2020, the Board of Directors extended the Company’s prior share repurchase program from December 31, 2020 to December 31, 2021, authorizing the Company to repurchase up to $50.0 million of its common stock through such date. Repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. At September 30, 2021, the Company has the capacity to repurchase $49.0 million of its common stock until December 31, 2021.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit Number Description

3.1

Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014

3.2

By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly

Report on Form 10-Q filed on August 6, 2014

4

Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)

4.1

Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), (incorporated by reference to 1.1 to our Form 8-K filed on August 16, 2017)

4.2

Indenture, dated as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 16, 2017)

10.24*

Employment agreement dated September 1, 2021 between Heritage Insurance Holdings, Inc., and Sharon Binnun

10.25*

Employment agreement dated September 1, 2021 between Heritage Insurance Holdings, Inc., and Tim Moura

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 8, 2021	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 8, 2021	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)