Form 10-K
period 2021-12-31
Heritage Insurance Holdings, Inc.
filed 2022-03-14
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36462

Heritage Insurance Holdings, Inc.

Delaware	45-5338504
(STATE OF INCORPORATION)	(I.R.S. ID)

1401 N. Westshore Blvd., Tampa, FL., 33607

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $219,084,320 on June 30, 2021, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 1, 2022, the number of shares outstanding of the Registrant’s common stock was 26,815,430.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
•
our exposure to catastrophic weather events, including severe convective storms, and the increasing frequency of such events;
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
•
our ability to invest sufficient time and resources to diversify and expand our operations geographically, and develop new lines of business and/or products and services;
•
our inability to generate investment income;
•
effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;

•
the failure of our risk mitigation strategies or loss limitation methods;
•
lack of effectiveness of exclusions and loss limitation methods in the insurance policies we assume or write;
•
the regulation of our insurance operations;
•
the accuracy of our accounting and actuarial estimates and assumptions in the preparation of our financial statements, including the estimates and assumptions for valuing goodwill and intangible assets and the risk of impairment;
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
•
Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; and
•
Zephyr Insurance Company (“Zephyr”), which provides personal residential and wind-only property insurance in Hawaii.

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
•
Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims and provider of restoration, emergency and recovery services; and
•
Skye Lane Properties, LLC, our property management subsidiary.

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

As of December 31, 2021, we had 556,507 personal residential policies in force, representing $1.1 billion of annualized premium, 2,745 commercial residential policies in force, representing $109.5 million of annualized premium, and 12,064 commercial general liability policies in force, representing $10.1 million of annualized premium, for a total of 571,316 policies and $1.2 billion of annualized premium. For the years ended December 31, 2021, 2020 and 2019, we had gross premiums written of $1.2 billion, $1.1 billion and $937.9 million, respectively and operating (loss) income of ($68.1) million, $10.2 million and $49.6 million, respectively. The operating loss for the year ended December 31, 2021 included a Goodwill impairment charge of $60.5 million. At December 31,

2021 and 2020, we had total assets of $2.0 billion and $2.1 billion, respectively, and total stockholders’ equity of $343.1 million and $442.3 million, respectively.

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

Improve the Profitability of our Portfolio

We believe that our goal to improve the profitability of our business will be achieved through disciplined underwriting, diversification of our book of business, and rate adequacy, as well as a robust reinsurance program. We continue our marketing efforts throughout the states in which we conduct business. There are certain regions in Florida, such as the tri-county area and the central Florida area, where we are not seeking growth until the economics improve. With our coastal exposure which includes exposure to hurricanes and other severe weather events, our reinsurance program provides meaningful balance sheet protection and reduces earnings volatility. We have taken underwriting and rate actions to improve the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils. For example, we have significantly decreased our total insured value for personal lines business in Florida’s Miami-Dade and Broward counties since 2017 given higher claims and reinsurance costs. As of December 31, 2021 and 2020, personal residential property insurance in Miami-Dade and Broward counties accounted for approximately 1.9% and 2.3%, respectively, of our total insured value down from 5.0% in 2017.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance, and we trade with high quality reinsurers who are either rated or who collateralize our risk transfer. Our reinsurance program includes excess of loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain reasonable pricing and contract terms and conditions. We continue to evaluate cost-efficient alternatives to traditional reinsurance. Each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and by in-sourcing critical aspects of claims adjusting and repair services. We have over 200 full-time employees dedicated to claims management. We have additional contracted claims adjusting and loss mitigation resources in all states in which we conduct business and deploy those additional resources as needed. Our CAN subsidiary provides emergency claims and repair services to our policyholders. While CAN’s initial operations were in Florida only, it has expanded to our northeastern and southeastern states and Hawaii. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.

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

Strong, Conservative Capital Structure

As of December 31, 2021, we had stockholders’ equity of $343.1 million and Heritage P&C, NBIC and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $120.0 million, $101.6 million and $80.4 million, respectively. The surplus for each of our insurance subsidiaries is well in excess of the minimum capital levels required by our insurance regulators and Demotech.

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

COVID-19 Update

With regard to the COVID-19 pandemic, the health and safety of our employees and their families is a priority. The Company has implemented return-to-office and hybrid programs, with the latter including a combination of in-office and remote work..

We continue to monitor the short-and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. During the year ended December 31, 2021, we saw negligible impact to our business. As a residential property insurer, we view our business as somewhat insulated from the effects of the pandemic because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. While we have not experienced disruptions to our independent agency channel, in a prolonged recessionary and social-distancing environment, we could experience disruptions that could have a negative impact on our revenues and financial condition. Changes in the cost of materials and labor for home repairs can influence our loss costs associated with claims.

Although we have not experienced a significant amount of payment delays, or non-payment under prolonged recessionary economic conditions, we could experience more significant delays in premium payments and possibly non-payment of premiums.

ESG Strategy

The advancement of the environmental, social and governance (“ESG”) framework is intended to promote awareness, sustainable and inclusive development of insurance markets which has been an area of focus for standard setters and regulatory agencies at the state and federal level. We continue to progress in integrating ESG strategies into our business and operations. Specifically:

•
Environment - we are currently focused on becoming more energy efficient, mitigating and adapting to climate change along with conserving water and reducing waste.

•
Social – we have put emphasis on creating an inclusive equal opportunity workplace and inspiring others to support community relations.
•
Governance – we are committed in its pursuit in creating an ethical and transparent organization.

We continue to enhance our ESG policies as we assess, analyze and identify critical topics. We continue to monitor the expansion of these policies to ensure compliance with future regulations, and assess and seek to implement best practices in response to any emerging guidance.

Our Competition

The market for residential property insurance is highly competitive in the states in which we conduct business. We primarily compete against single state or regional carriers, but also compete to varying degrees against large national carriers and state-sponsored homeowners’ insurance entities. We compete for business on the basis of price, financial strength, types of coverages offered, availability of coverage desired by customers, commission structure and quality of service. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, including a robust reinsurance program, streamlined processes, and vertical integration of loss mitigation and repair services. We've consistently ranked in the top 25 writers of homeowners’ insurance business nationwide. Our market share by state varies depending upon our premium volume and that of competing property insurance writers in those states.

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

NBIC writes personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 600 retail independent agents, representing over 900 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent approximately $77 million, or 16.8% annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York.

Zephyr writes personal and commercial insurance policies through a network of approximately 70 independent agencies in Hawaii. Approximately 51.0% of our voluntary premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

Our Markets

The following charts depict the geographic distribution of our in-force premium as of December 31, 2021 and 2020, respectively.

* * Other includes AL,CA,DE, GA, MD, MS, and VA

CGL = commercial general liability

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

Claims Administration

We closely manage all aspects of the claims process, from processing the initial claim submission to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. Claims from policyholders are reviewed by our managers and staff adjusters, who assess the extent of the loss, which may include thorough on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims to ensure timely responses to our policyholders. Our CAN subsidiary performs both catastrophe and non-catastrophe related repair and remediation services. We deployed our extensive resources at CAN to perform emergency claim services and repairs in the aftermath of Hurricanes Irma, Florence and Michael and use these resources for other severe weather events. Our CAN network has been expanded to other states in which we conduct business. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2021, 2020 and 2019, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2020 and 2021, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) our captive reinsurance subsidiary, Osprey. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure on catastrophe and non-catastrophe losses and provides ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

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

For the contract period ending May 31, 2022, our insurance company subsidiaries purchased catastrophe excess of loss reinsurance from the following sources: (i) FHCF (i.e. Florida residential admitted market risks only), and (ii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized and (iii) Osprey Re, our captive reinsurance subsidiary. There is no single reinsurer representing more than 10% of the limit purchased for our program other than the FHCF.

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings for all Heritage insurance company subsidiaries as of December 31, 2021. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reinsurers	A.M. Best Rating	S&P Rating
Aeolus Re Ltd./Keystone PF Segregated Account	Fully Collateralized	NR
Allianz Risk Transfer (Bermuda) Limited (obo PIMCO), 'Allianz Risk Transfer AG (Bermuda Branch)	A+ g	AA-
Allied World Assurance Company, Ltd, Allied World Reinsurance Management Company/Allied World Insurance Company	A g	A-
American Agricultural Insurance Company	A	NR
Arch Reinsurance Company	A+ g	A+
Arch Reinsurance Limited, Arch Reinsurance Limited (obo Quantedge Capital USA Inc), Arch Reinsurance Limited (obo Securis ILS Management Ltd)	A+	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1910, Ariel Re Bda Limited/Lloyd's Syndicate 1969	A	A+
Ascot Bermuda Limited	A g	NR
Ascot Underwriting Inc./Lloyd's Syndicate 1414 (ASC)	A	A+
Aspen Bermuda Limited, Aspen Re America/Aspen Insurance UK Limited	A g	A-
AXIS Reinsurance Company, AXIS Specialty Limited	A g	A+
Berkley Re America/Berkley Insurance Company	A+	A+
BGS Services (Bermuda) Limited/Lloyd's Syndicate 2987, Brit Insurance Services USA LLC/BRT Syndicate 2987 at Lloyd's	A	A+
Chaucer Insurance Company DAC (Bermuda)	A g	A
China Property & Casualty Reinsurance Company Ltd. (500)	A g	A
Chord Re Consortium 9840	A	A+
Chubb Tempest Re USA LLC/ACE Property and Casualty Insurance Company	A++ g	AA
Chubb Tempest Reinsurance Ltd.	A++	AA
DaVinci Reinsurance Ltd.	A g	A+
DUAL Commercial LLC (Tamesis Americas)/Allianz Global Risks US Ins Co	A+ g	AA
Eclipse Re Ltd/Segregated Account EC0035	Fully Collateralized	NR
Employers Mutual Casualty Company	A	NR
Endurance Assurance Corporation	A+ g	A+
Everest Reinsurance Company	A+ g	A+
Fidelis Insurance Bermuda Limited, Fidelis Underwriting Limited	A g	A-
Fubon Insurance Co., Ltd. (500)	A	A-
General Insurance Corporation of India	B++	NR
Group Ark Insurance Limited	A g	NR
Hannover Rueck SE, (obo Eskatos Capital Management), (obo Eskatos Capital Management), (obo Securis), (obo Pillar Capital Management)	A+	A
Harco National Insurance Company	A- p	NR
Hiscox Insurance Company (Bermuda) Limited	A g	A
Insurance Company of the West	A p	NR
Liberty Mutual Insurance Company	A p	A
Lloyd's Syndicate(s)	A	A+
Munich Reinsurance America, Inc.	A+ g	AA-
Nautical Management Ltd on behalf of Syndicate 2357	A	A+
Nautical Management Ltd./Markel Bermuda Limited	A	A
New India Assurance Company Limited (UK Branch)	B++	NR
Odyssey Reinsurance Company	A	A-
Partner Reinsurance Company Limited (Marilla Distribution Platform)	A+ g	A+
Partner Reinsurance Company of the U.S.	A+ g	A+
Prospero Re Ltd.	Fully Collateralized	NR
Qatar Reinsurance Company Limited	A g	A
Renaissance Reinsurance Ltd.	A+	A+
Renaissance Reinsurance U.S. Inc.	A+	A+
Satec Srl/New Reinsurance Company Ltd. (500)	A+ g	AA-
SCOR Reinsurance Company	A+ g	AA-
SiriusPoint America Insurance Company	A- g	A-
Swiss Reinsurance America Corporation	A+ g	AA-
Swiss Reinsurance America Corporation (Marilla Distribution Platform)	A+ g	AA-
Taiping Reinsurance Company Limited (500)	A	A
The Toa Reinsurance Company of America	A g	A+
Topsail Reinsurance SPC, Ltd.	Fully Collateralized	NR
Transatlantic Reinsurance Company, (obo Integral Reinsurance Ltd)	A+	A+
TransRe/General Reinsurance Corporation	A++	AA+
Validus Americas/Validus Reinsurance (Switzerland) Ltd, OmegaCat Reinsurance Ltd, (obo of AlphaCat Reinsurance Ltd)	A g	A+
Validus Reinsurance, Ltd. (Marilla Distribution Platform)	A g	A+
Vantage Risk Ltd.	A- g	NR
XL Bermuda Ltd	A+	AA-
XL Reinsurance America Inc.	A+ g	AA-

Investments

Our investments are managed by third-party asset managers. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our invested assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of three to five years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities, high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. Refer to Note 2 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2021, we held $359.3 million in cash and cash equivalents and $694.7 million in investments, which were comprised of $669.4 million in fixed maturities, $1.4 million in common stock and $23.9 million in other invested assets. Of the $669.4 million of fixed maturities, $22.5 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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
•
requiring reserves.

Over the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to non-renew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further regulatory authorities have relatively broad discretion to impose fines, sanctions, and other penalties, and to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

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

Human Capital

At December 31, 2021, we had 648 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. We provide all employees a wide range of professional development experiences, both formal and informal. Our formal offerings include leadership development experiences, vocational training, and a certification program. Most training and courses are delivered virtually.

We are committed to the health and safety of our employees which is critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. We provide competitive compensation and benefits as well as a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, telemedicine, paid time off, family leave, employee assistance programs and free education, training and development programs.

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

The SEC maintains an Internet website, www.sec.gov that contains reports, proxy and information statements and other information that we file electronically with the SEC. Our principal corporate offices are located at 1401 N. Westshore Blvd., Tampa, Florida, 33607.

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

We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, severe convective storms, tropical storms, snowstorms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires and by man-made events, such as terrorist attacks. Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather-related catastrophes The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event. As of December 31, 2021, nearly all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, earthquakes, and winter storms. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In total, for the period from June 1, 2021 through May 31, 2022, we have purchased up to approximately $2.8 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.

The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

We license analytic and modeling software from third parties to facilitate our pricing, assess our risk exposure and determine our reinsurance needs. Given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might impact our exposure to losses. If, these models may understate the exposures we are assuming, we may not properly assess the risk and make poor decisions relating to pricing and underwriting. As a result, our financial results may be adversely impacted, perhaps significantly.

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

The property and casualty insurance industry in the states in which we do business is cyclical and, during times of increased capacity, highly competitive. We compete not only with other public and private insurance companies, but also with state governmental insurance entities, mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Our principal lines of business are also written by numerous other insurance companies. Competition for any one account may come from very large, well-established national companies, smaller regional companies, other specialty insurers in our field and other companies that write insurance. Some of these competitors have greater financial resources, larger agency networks and greater name recognition than we do. We compete for business not only on the basis of price, but also on the basis of financial strength, types of coverages offered, and availability of coverage desired by customers, commission structure and quality of service. We may have difficulty continuing to compete successfully on any of these bases in the future. Competitive pressures coupled with market conditions may affect our rate of premium growth and financial results.

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

Part of our growth strategy is to expand through the acquisition of complementary businesses. This could occur through an acquisition of a company or a portion of a company’s business. There can be no assurance that suitable candidates for business acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations and information systems, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses, changes for impairment of long-terms assets or goodwill and risks associated with unanticipated liabilities.

In connection with an acquisition, we could incur debt, recognize amortization expenses related to intangible assets, have to take large and immediate write-offs, including but not limited to goodwill impairment, and assume liabilities. We may also use our common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to accept our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

We carry a significant amount of goodwill and intangible assets on our consolidated balance sheets. Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We evaluate goodwill for impairment at least annually, or more frequently if circumstances suggest an impairment may have occurred.

While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. If so, we could be required to incur a non-cash goodwill impairment charge to operating income for impairment. For example, as a result of a variety of factors, specifically (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events, (ii) elevated loss ratios for property insurers in our markets and (iii) trading of our stock below book value, we determined that a portion of our goodwill was impaired as the carrying values exceeded fair value and we recorded a non-cash goodwill impairment charge of $60.5 million. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2021, after giving effect to the impairment charge, the carrying value of our goodwill was $92 million.

Additionally, we have a significant amount of intangible assets that could also be subject to impairment. If we determine that a significant impairment has occurred in the value of our unamortized intangible assets, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

We write personal and commercial insurance policies through a network of independent agents. Of our network of 2,700 southeast U.S. independent agents, approximately 25.0% of new business is affiliated with eight large agency networks with which we have entered into master agency agreements, which are generally terminable with notice. Of our network of approximately 600 retail independent agents for business in the northeastern U.S., our eight largest relationships represent approximately $71.0 million in annualized premiums. Of our network of approximately 70 Hawaiian independent agencies, approximately 50.8% are affiliated with three large multi-producer agencies.

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

Additionally, as a component of the claims process, we leverage CAN’s vendor network to provide repair and remediation services to the policyholder. If such services are not performed properly, we may face liability. Although we maintain professional liability insurance to cover losses arising from our repair and remediation services, there can be no assurances that such coverage is adequate. In addition, our failure to timely and properly remediate claims, or the perception of such failure, may damage our reputation and adversely affect our ability to renew existing policies or write new policies.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance company affiliates currently maintain a Demotech rating of “A” (“Exceptional”) or higher. Our insurance company subsidiaries and the Company is also rated BBB- or better by KBRA. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2021, approximately 95% of our total investments was invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. We currently hold all of our cash in accounts with four financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

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

However, there are inherent limitations in these strategies. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations.

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

We are subject to extensive state regulation. The NAIC and state insurance regulators regularly examine existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the formation of new laws. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide that transactions between an insurance company and its affiliates must be fair and reasonable and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.

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

During the past several years, various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non renewals, (iv) limitations upon increases or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2021, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our Florida subsidiary, HPCI, has agreed to continue to maintain a risk-based capital ratio of at least 300%. For NBIC, our regulator reduced our risk-based capital ratio requirement from 375% for the year ended December 31, 2020 to 350% for the year ended December 31, 2021.

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

Our financing costs may be adversely affected by the discontinuation of LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and was historically widely used as a reference for setting the interest rate on loans globally, and has been the subject of recent proposals for reform. The ICE Benchmark Administration Limited (“IBA”) ceased the publication of USD LIBOR for the 1 week and 2 month tenors on December 31, 2021 and intends to cease all other tenors on June 30, 2023. These reforms will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve of New York’s ARRC working group is proposing to replace U.S. dollar LIBOR with Secured Overnight Financing Rate (SOFR), which is calculated based on repurchase agreements with the Federal Reserve which are fully secured by U.S. treasury securities. This alternative rate, if adopted, would be used to calculate our interest rates and/or payments on our variable rate indebtedness under our term loan facility and revolving credit facility. Any new interest rate may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been applicable to our obligations if LIBOR was available in its current form. As such, the potential effect of any such event is uncertain, but were it to occur, our cost of capital, financial results, cash flows and results of operations may be adversely affected. At the current time, it is uncertain which of the various alternative reference rates will attain industry-wide market acceptance as a replacement for LIBOR.

Our interest rate expense may materially increase as a result of the transition from LIBOR to an alternative reference rate. While we have amended our credit facility to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate and the replacement of LIBOR by an alternative benchmark rate, it is unclear the extent to which the alternative benchmark rates will be as predictable as LIBOR or if such rates will be more expensive or more volatile than LIBOR. Unfortunately, there are various SOFR rates and none have gained widespread industry acceptance. Consequently, post termination of LIBOR, our variable rate indebtedness may be at interest rates that are higher than the interest rates that would have been applicable to our obligations if LIBOR was available in its current form.

We depend on the ability of our subsidiaries to generate and transfer funds to meet debt obligations.

We do not have significant revenue generating operations of our own. Our ability to make scheduled payments on our debt obligations and dividends depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put in place across the world, have had and are likely to continue to have adverse impacts on the global economy and could have adverse impacts on our business and results of operations. The cumulative effects of COVID-19 on the Company, and the effect of any other epidemic, pandemic or public health outbreak, cannot be predicted at this time, but could include, without limitation:

•
We expect that the impact of COVID-19 on general economic activity could negatively impact our premium volumes. While we did not experience this impact in 2021, we anticipate premium volumes, particularly in new sales volumes, could be adversely affected prospectively if economic conditions worsen and home purchases in our geographies decline materially. If premium volumes were to decrease materially, our earned premium would also decline and we could experience an increase in our net operating expense ratio.
•
States and local governments may launch measures to combat the spread of COVID-19 and its new variants, including travel bans, quarantines and lock-downs of affected areas which could cause disruption to our distribution channel of independent agents which may have a negative impact on our revenues and financial condition.
•
In an effort to support insurance consumers during the pandemic, some states where we market our products have issued mandates or requests such as moratoriums on policy cancellations or non-renewals for non-payments of premiums, forbearance on premium collections, waivers of late payment fees and extended periods in which policyholders may make their missed payments. These actions may result in delayed premium receipts, disrupting cash flows and increasing credit risk from policyholders unable to make timely premium payments.
•
We may experience increased claims, losses, litigation, and related expenses, as well as higher costs related to delays in adjusting claims, as a result of stay-at-home orders, quarantines, an increased proportion of individuals working from home, and an uptick in renovation work as a result.
•
As a result of potential supply chain constraints and increased labor costs, whether caused by the COVID-19 pandemic or macroeconomic factors generally, our loss costs associated with claims and claims amounts may increase due to the increased cost of materials and labor needed for repairs and to otherwise remediate claims.
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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and for our policyholders. We have implemented security controls to protect our information technology systems, but experienced programmers or hackers may be able to penetrate our security controls, and develop and deploy viruses, worms and other malicious software programs that compromise our confidential information or that of third parties and cause a disruption or failure of our information technology systems. For example, during the first quarter of 2021, we experienced a cyber intrusion on certain of our information technology systems. In addition, we have in the past and may in the future be subject to "phishing" attacks in which third parties send emails purporting to be from reputable companies in order to obtain personal information and infiltrate our systems to initiate wire transfers or otherwise obtain proprietary or confidential information.

Our customers provide personal information that we store and maintain in our data warehouse and policy and claims systems. We have implemented systems and processes to protect against unauthorized access to or use of such personal information, but there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, we rely on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve. In addition, many of the third parties who provide products, services, or support to us could also experience any of the above cyber risks or security breaches, which could impact our policyholders and our business and could result in a loss of customers, suppliers or revenue.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates
Tampa, Florida	Corporate Headquarters	89,000	Leased
Safety Harbor, Florida	Restoration Center	12,642	Company owned
Honolulu, Hawaii	Insurance Company HI, Operations	4,405	Leased
Clearwater, Florida	Property occupied by unaffiliated tenant	75,736	Company owned
Johnston, Rhode Island	Insurance Company NE, Operations	28,098	Leased

Following our planned relocation to our new Tampa headquarters, which began in late 2021, we have subleased a portion of the remaining available space at the Clearwater location to unaffiliated tenants. Approximately 75% of the building in Clearwater is leased to unaffiliated tenants.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. As of March 1, 2022, we had 26,815,430 shares of common stock outstanding, including 279,860 shares of restricted stock for which restrictions have not lapsed.

Holders of Record

As of March 1, 2022, there were 47 holders of record of our common stock.

Dividends

In March 2022, our board of directors declared a cash dividend of $0.06 per share. While we have historically declared dividends, the declaration and payment of dividends will be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Refer to Note 22 “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Stock Repurchase Program

During the three months ended December 31, 2021, we purchased 1,108,789 shares of common stock for an aggregate of $7.2 million under out stock repurchase program. In addition, we acquired 9,284 shares common stock for a total cost of $60,000 during the quarter ended December 31, 2021 that were not part of the publicly announced stock repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations with the vesting of restricted stock awards.

A summary of our common stock repurchases during the quarter ended December 31, 2021, is set forth in the table below (in thousands, except shares and price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2021	—	$—	—	$48,995
November 1 - November 30, 2021	488,873	$6.77	488,873	$45,663
December 1 - December 31, 2021	629,200	$6.22	619,916	$25,000
Total	1,118,073		1,108,789

(1)
Represents the balance before commission and fees at the end of each period.
(2)
On December 19, 2021, the Board of Directors established a new share repurchase program, replacing the prior program which expired on December 31, 2021 with approximately $45.7 million in remaining authorization. The new share repurchase program, which commenced on December 31, 2021, allows the Company to repurchase up to an aggregate of $25.0 million of Common Stock, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors, in such manner as will comply with the terms of applicable federal and state securities laws and regulations, at any time or from time to time on or prior to December 31, 2022.

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock for the quarterly periods of December 31, 2016 through 2021, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage Insurance Holdings Inc., NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

Comparison of Cumulative Total Return
180
160
140
120
100
80
60
40
20
-
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Heritage Insurance Holdings, Inc
NASDAQ Insurance Index
Russell 2000 Index

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20	Dec-21
Heritage Insurance Holdings, Inc	100	117	97	89	69	42
NASDAQ Insurance Index	100	103	94	120	121	137
Russell 2000 Index	100	113	99	123	146	165

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

COVID-19 and Other Matters

We continue to monitor the short- and long-term impacts of the COVID-19 virus and its variants. For the year ended December 31, 2021, we saw negligible impact to our business, and that trend continued through the fourth quarter of 2021. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. In a prolonged recessionary and social-distancing environment, we could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition. Changes in the cost of materials and labor for home repairs can influence our loss costs associated with claims. The Company has implemented return-to-office and hybrid programs, with the latter including a combination of in-office and remote work.

While we acknowledge uncertainties associated with future economic conditions, we do not expect a material impact to our business going forward. We will continue to monitor economic conditions and, in the case of a prolonged economic slowdown as a result of COVID-19, will take necessary actions to mitigate any negative impacts to our business, operations or financial results.

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments, mandatory transition tax payments under the TCJ Act, and estimated income tax payments that were deferred to future periods. As of December 31, 2021, the Company has paid back 50% of the deferred payroll tax to the IRS with the remaining balance due in December 2022. We do not currently expect the CARES Act to have a material impact on our liquidity or our financial results, except for the benefit associated with a 5 year carryback of our 2020 tax net operating loss. We will continue to monitor and assess the impact the CARES Act and similar legislation may have on our business and financial results.

Goodwill Impairment Charge

Goodwill impairment

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill is evaluated at the reporting unit level, for which we have one reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. The evaluation of such factors requires considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements. During the fourth quarter of 2021, we completed our annual analysis of goodwill for potential impairment. As a result of the analysis, we impaired a portion of our goodwill, reducing our carrying value of goodwill from $152.5 million to $92 million.

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

Net investment income represents interest earned on fixed maturity securities, short term securities and other investments, dividends on equity securities.

Net realized and unrealized gains or losses represent gains or losses on investment sales and unrealized gains or losses on equity securities.

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

Financial Results Highlights for the Year Ended December 31, 2021

•
Net loss was $74.7 million, or $(2.69) per diluted share.
•
Book value per share decreased to $12.82 down 19.6% from year-end 2020.
•
Gross premiums written and gross premiums in force of $1.2 billion, with gross premiums written up 7.8% year-over-year, including 16.2% growth outside Florida and a 0.1% reduction in Florida.
•
Policies-in-force of 571,316, down 1.7% year-over-year.
•
Realized and unrealized capital losses of $16,000, down from gains of $22.4 million in the prior year.
•
Favorable prior year reserve development of $3.5 million.
•
Net current accident year weather losses of $148.1 million, up from $134.2 million in the prior year. Current accident year weather losses include $67.5 million of catastrophe losses, down from $83.5 million in the prior year, and $80.7 million of other weather losses, up from $50.7 million in the prior year.
•
Repurchased 1.3 million shares for $8.2 million at an average price of $6.52 per share, well below GAAP book value per share.
•
Board of Directors approved a new $25.0 million share repurchase authorization through December 31, 2022.
•
Total capital returned to shareholders of $14.9 million, including $0.06 per share regular quarterly dividend.

Results of Operations

In the following section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021.

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Results of Operations

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,164,879	$1,080,100	$84,779	7.8%
Change in gross unearned premiums	(20,717)	(83,258)	62,541	(75.1%)
Gross premiums earned	1,144,162	996,842	147,320	14.8%
Ceded premiums	(533,091)	(452,120)	(80,971)	17.9%
Net premiums earned	611,071	544,722	66,349	12.2%
Net investment income	5,652	12,302	(6,650)	(54.1%)
Net realized gains	(16)	22,395	(22,411)	(100.1%)
Other revenue	14,854	13,966	888	6.4%
Total revenue	$631,561	$593,385	$38,176	6.4%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$427,370	$373,387	$53,983	14.5%
Policy acquisition costs	145,968	128,276	17,692	13.8%
General and administrative expenses	65,787	81,537	(15,750)	(19.3%)
Goodwill impairment	60,500	—	60,500	NM
Total operating expenses	699,625	583,200	116,425	20.0%
Operating (loss) income	(68,064)	10,185	(78,249)	(768.3%)
Interest expense, net	7,970	7,972	(2)	(0.0%)
(Loss) income before income taxes	(76,034)	2,213	(78,248)	NM
Benefit for income taxes	(1,307)	(7,113)	5,806	(81.7%)
Net (loss) income	$(74,727)	$9,326	$(84,053)	(901.3%)
Basic net (loss) income per share	$(2.69)	$0.33	$(3.02)	(915.2%)
Diluted net (loss) income per share	$(2.69)	$0.33	$(3.02)	(915.2%)

NM – not meaningful

Gross premiums written

Gross premiums written of $1.2 billion, up 7.8% year-over-year, including 16.2% growth outside Florida and a 0.1% reduction in Florida. The overall increase relates largely to rate-driven organic growth and policy count growth outside Florida. The largest amount of growth occurred in the northeast. Rate increases materially benefited the growth in 2021 gross premiums written, contributing to a 10.1% increase in average premium per policy across the book and a 15.5% increase per policy in our Florida personal residential book.

Gross premiums earned

Gross premiums earned were $1.1 billion for the year ended December 31, 2021, up 14.8% compared to $996.8 million in the prior year. The increase in gross premiums earned reflects higher gross premiums written over the last twelve months.

Ceded premiums

Ceded premiums were $533.1 million for the year ended December 31, 2021, up 17.9% compared to $452.1 million in the prior year. The increase is primarily attributable to purchasing increased reinsurance coverage for a larger book of business. Ceded premiums associated with our quota share coverage increased due to the higher gross premiums written in the northeast. Additionally, favorable reinsurance premium true ups in the prior year contributed to the 2021 overall ceded premium increase.

Net premiums earned

Net premiums earned were $611.1 million for the year ended December 31, 2021, up 12.2% compared to $544.7 million in the prior year. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums.

Net investment income

Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $5.6 million for the year ended December 31, 2021, down 83.8% compared to $34.7 million in the prior year. The decrease relates primarily to higher realized gains on investments sold in the prior year, coupled with a lower interest rate environment as the proceeds from those 2020 investment sales were re-invested.

Other revenue

Other revenue was $14.9 million for the year ended December 31, 2021, up 6.4% compared to $14.0 million in the prior year. The increase was driven largely by policy fee income associated with growing gross premiums written.

Total revenue

Total revenue was $631.6 million for the year ended December 31, 2021, up 6.4% compared to $593.4 million in the prior year. The increase primarily stems from higher net premiums earned partly offset by the decrease in net investment income, as described above.

	Year Ended December 31,
	2021	2020	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	$427,370	$373,387	$53,983	14.5%
Policy acquisition costs	145,968	128,276	17,692	13.8%
General and administrative expenses	65,787	81,537	(15,750)	(19.3%)
Goodwill impairment	60,500	—	60,500	NM
Total operating expenses	$699,625	$583,200	$116,425	20.0%

Losses and loss adjustment expenses

Losses and LAE were $427.4 million for the year ended December 31, 2021, up 14.5% compared to $373.4 million in the prior year. The majority of the increase stems from a larger book of business, a $13.9 million uptick in current accident year weather losses and a $16.1 million reduction in favorable reserve development from prior year.

Policy acquisition costs

Policy acquisition costs were $146.0 million for the year ended December 31, 2021, up 13.8% compared to $128.3 million in the prior year. Higher acquisition costs relate to the increase in gross premiums written.

General and administrative expenses

General and administrative expenses were $65.8 million for the year ended December 31, 2021, down 19.3% compared to $81.5 million in the prior year. The decrease primarily relates to separation payments to two of our executive officers as well as vesting of a significant amount of stock compensation in 2020.

Goodwill impairment

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill is evaluated at the reporting unit level, for which we have one reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. The evaluation Goodwill impairment includes a review of a variety of factors as described below, which require considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our Consolidated Financial Statements. During the fourth quarter of 2021, we completed our annual analysis of goodwill for potential impairment. As a result of the analysis, we impaired a portion of our goodwill, reducing our carrying value of goodwill from $152.5 million to $92 million based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) trading of our stock below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $60.5 million goodwill impairment charge, which is not tax deductible.

	Year Ended December 31,
	2021	2020	$ Change	% Change
Operating income	$(68,064)	$10,185	$(78,249)	(768.3%)
Interest expense, net	7,970	7,972	(2)	(0.0%)
(Loss) income before income taxes	(76,034)	2,213	(78,248)	NM
Benefit for income taxes	(1,307)	(7,113)	5,806	(81.6%)
Net (loss) income	$(74,727)	$9,326	$(84,053)	(901.3%)
Basic net (loss) income per share	$(2.69)	$0.33	$(3.02)	(915.2%)
Diluted net (loss) income per share	$(2.69)	$0.33	$(3.02)	(915.2%)

Interest expense, net

Interest expense was $8.0 million for the year ended December 31, 2021, flat from the prior year.

Benefit for income taxes

The benefit for income taxes was $1.3 million for the twelve months ended December 31, 2021 compared to a benefit for income taxes of $7.1 million for the twelve months ended December 31, 2020. The effective tax rate for the current year is 1.7% compared to (321.3%) for the prior year. The variance in the effective tax rate relates primarily to a tax net operating loss for the year ended December 31, 2020, which was carried back five years under The CARES Act and deductible at a 35% corporate income tax rate rather than the current 21% statutory corporate income tax rate. Our effective tax rate was also impacted by the non-deductible goodwill impairment recognized during the fourth quarter of 2021. See further discussion of the goodwill impairment in the critical accounting estimates section and Note 1 of the Notes to our Consolidated Financial Statements. Additionally, the effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year, including changes to pre-tax income. For the year ended December 31, 2021, the effective tax rate was lower than the statutory rate primarily due to the impact of permanent differences on the pre-tax loss.

Net (loss) income

Net loss for the twelve months ended December 31, 2021 was $74.7 million, down 901.3% from net income of $9.3 million in the prior year. The decrease primarily relates to a goodwill impairment charge as described in Note 3 to the consolidated financial statements and large realized investment gains and income tax benefits in the prior year which offsets the increase in revenue over the prior year, each of which is described above.

Ratios

	Year Ended December 31,
	2021	2020
Ceded premium ratio	46.6%	45.4%

Net loss and LAE ratio	69.9%	68.5%
Net expense ratio	34.7%	38.5%
Net combined ratio	104.6%	107.0%

Ceded premium ratio

The ceded premium ratio was 46.6% for the twelve months ended December 31, 2021, up 1.2 points from 45.4% in the prior year. The increase primarily stems from ceded premium growth that outpaced growth in gross premiums earned, as described above.

Net loss ratio

The net loss and LAE ratio was 69.9% for the twelve months ended December 31, 2021, up 1.4 points from 68.5% in the prior year. The increase primarily relates to lower favorable prior year reserve development as a percentage of net premiums earned, coupled with higher weather losses in the current year.

Net expense ratio

The net expense ratio was 34.7% for the twelve months ended December 31, 2021, down 3.8 points from 38.5% in the prior year. The decrease primarily stems from growth in net premiums earned and lower general and administrative expenses, as described above.

Net combined ratio

The net combined ratio was 104.6% for the twelve months ended December 31, 2021, down 2.4 points from 107.0% in the prior year. The decrease stems from a lower net expense ratio, partly offset by a higher net loss ratio, as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2021, we held $364.8 million in cash and cash equivalents and $694.7 million in investments, compared to $446.4 million and $589.0 million as of December 31, 2020. The decrease in cash and cash equivalents was primarily due to the re-investment in fixed income securities in 2021 using proceeds from sales of fixed income securities in 2020.

We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey, our captive reinsurance company, which is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates.

We believe that our sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2021	2020	2019	2021 vs 2020 Change	2020 vs 2019 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$60,130	$170,211	$119,657	$(110,081)	$50,554
Investing activities	(124,480)	22,062	(53,585)	(146,542)	75,647
Financing activities	(17,281)	(28,898)	(45,434)	11,617	16,536
Net change in cash, cash equivalents, and restricted cash	$(81,631)	$163,375	$20,638	$(245,006)	$142,737

Operating Activities

Net cash provided by operating activities for December 31, 2021 was $60.1 million compared to net cash provided by of $170.2 million during the prior year. The decrease was driven primarily by the net loss for the year ended December 31, 2021 coupled with an increase in claim payments, a smaller increase in unearned premiums due to significant premium growth during 2020, and collection of income taxes receivable in 2021 related to our income tax return filings from previous years.

Investing Activities

Net cash (used in) provided by investing activities for the year ended December 31, 2021 was ($124.5) million compared to net cash provided by of $22.1 million in the prior year. The variance relates primarily to proceeds from strategic sales of fixed income securities in 2020 the proceeds of which were re-invested during 2021.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2021 was $17.3 million, compared net cash used of $28.9 million in the prior year. The variance relates primarily to payments on our term loan facility during 2020, coupled with larger purchases of treasury stock in 2020, as well as income tax withholding in 2020 related to the vesting of a large amount of restricted stock.

Credit Facilities

The Company is party to a credit agreement (the “Credit Agreement”) by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners (as amended from time to time, the “Credit Agreement”).

The Credit Agreement, as amended, provides for (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $75 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. As of December 31, 2021, there was $70.0 million in aggregate principal outstanding on the Term Loan Facility. On July 28, 2021, the principal amount of the term loan outstanding under the Term Loan Facility was increased by $13.75 million to a total of $70.0 million from $56.25 million prior to the advance.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of December 31, 2021, and December 31, 2020, we had no borrowings and no letters of credit outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 3.25% per annum to 3.75% per annum (for LIBOR loans) and 1.5% to 2.0% per annum (for base rate loans) based on our consolidated leverage ratio. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2021, the borrowing under our Credit Facilities were accruing interest at a rate of 2.9375% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio.

We may prepay the loans under the Credit Facilities, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of LIBOR loans. In addition, we are required to prepay the loan under the Term Loan Facility with the proceeds from certain financing transactions, involuntary dispositions or asset sales (subject, in the case of asset sales, to reinvestment rights).

All obligations under the Credit Facilities are or will be guaranteed by each existing and future direct and indirect wholly owned domestic subsidiary of the Company, other than all of the Company’s current and future regulated insurance subsidiaries (collectively, the “Guarantors”).

The Company and the Guarantors are party to a Pledge and Security Agreement, (as amended from time to time the “Security Agreement”), in favor of Regions Bank, as collateral agent. Pursuant to the Security Agreement, amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future assets of the Company and each Guarantor (subject to certain exceptions), including all of the capital stock of the Company’s domestic subsidiaries, other than its regulated insurance subsidiaries.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.75 to 1.00 for each fiscal quarter ending in 2021, stepping down to 2.50 to 1.00 in 2022 and thereafter; (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

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

In the second quarter of 2018, the Company repurchased $10.6 million principal amount of Convertible Notes for cash. In the fourth quarter of 2018 and first quarter of 2019, the Company repurchased Convertible Notes in the aggregate principal amount of

$81.6 million for a combination of cash and the issuance of an aggregate of 3,880,653 shares of the Company’s common stock, valued at $53.0 million, leaving $23.4 million in aggregate principal amount outstanding as of December 31, 2021. In January 2022, the Company reacquired an additional $11.7 million principal amount of outstanding Convertible Notes.

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

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2021:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$77,260	$5,515	$11,141	60,603	$—
Convertible debt (1)	35,793	1,376	2,751	2,751	28,915
Mortgage loan (1)	18,601	893	1,786	1,786	14,137
FHLB agreement (1)	20,375	602	19,773	—	—
Operating lease obligations	37,444	4,566	8,694	7,960	16,224
Total Contractual Obligations	$189,473	$12,952	$44,145	$73,100	$59,276
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

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2021 and 2020 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Goodwill and Intangible Assets. Goodwill and Other Intangible Assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. Goodwill is subject to evaluation for impairment using a fair value-based test. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. We review amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If we have concluded that impairment exists, the carrying amount is reduced to fair value. For the year ended December 31, 2021, the Company recognized $60.5 million for a goodwill impairment charge. There was deemed to be no impairment of the amortizable intangible assets.

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are cancelled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded bad debt expense of approximately $0, $161,300 and $290,300 in 2021, 2020, 2019, respectively.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2021 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $297.0 million of recorded case reserves, we recorded $293.2 million of IBNR reserves as of December 31, 2021 to achieve overall gross reserves of $590.2 million. At December 31, 2021, ceded IBNR and net IBNR were $76.8 million and $216.4 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income and stockholders’ equity as of and for the year ended December 31, 2021 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$288,409	$264,399	8.3%	$378,583	(31.3)%

Impact on:
Net (loss) income	$(74,727)	$(57,079)	(23.6)%	$(141,005)	(88.7)%
Stockholders’ equity	$343,051	$360,699	(5.1)%	$276,773	19.3%
Cash, cash equivalents and investments(1)	$1,054,035	$1,071,683	(1.7)%	$987,758	6.3%

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

We earn ceding commission on its gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2021, 2020 and 2019, we earned ceding commission income of $62.7 million, $57.1 million and $62.4 million of which $47.1 million, $43.0 million and $47.0 million was allocable to policy acquisition costs.

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2021 and 2020.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2021, 2020 and 2019.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at December 31, 2021 included fixed-maturity and equity securities, the purposes of which are not for trading or speculation. Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a nationally recognized asset managers and are overseen by the investment committee appointed by our board of directors. Our investment portfolios are primarily exposed to interest rate risk, credit risk and equity price risk. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for equity securities are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.

Interest Rate Risk

On July 28, 2021, the Company amended its Credit Agreement to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate for its indebtedness under the Credit Agreement and replace LIBOR with an alternative benchmark rate. Approximately 59% of our total debt outstanding at December 31, 2021 is at a fixed rate.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.903 years at December 31, 2021 and 3.615 years at December 31, 2020. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2021, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with an average credit quality rating at December 31, 2020.

Our fixed-maturity securities are sensitive to potential losses resulting from unfavorable changes in interest rates. We manage the risk by analyzing anticipated movement in interest rates and considering our future capital needs.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2021 (in thousands, except percentages):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$590,985	$(78,369)	(12)%
200 basis point increase	$617,105	$(52,249)	(8)%
100 basis point increase	$643,229	$(26,125)	(4)%
100 basis point decrease	$694,662	$25,308	4%
200 basis point decrease	$711,521	$42,167	6%
300 basis point decrease	$712,789	$43,435	6%

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

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2021 (in thousands, except percentages):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$135,004	20%	$134,613	20%
AA+, AA, AA-	$314,194	47%	$310,821	47%
A+, A, A-1+	$134,857	20%	$133,983	20%
BBB+, BBB, BBB-	$91,054	13%	$89,800	13%
Not rated	$136	0%	$136	0%
	$675,245	100%	$669,354	100%

Below investment grade securities have different characteristics than investment grade corporate fixed-maturity securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Typically, below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also issuers of below-grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. At December 31, 2021, the Company held two securities in aggregate of $136,000, at fair value, that were not rated.

Our equity investment portfolio at December 31, 2021 of membership shares held of FHLB common stock are carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were cancelled, as the membership cannot be sold.

The following table illustrates the composition of our equity portfolio at December 31, 2021 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,415	100%
Subtotal	$1,415	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,415	100%

Foreign Currency Exchange Risk

At December 31, 2021, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Heritage Insurance Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Heritage Insurance Holdings, Inc (the “Company”) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO framework.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 13 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $590.2 million at December 31, 2021. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2021, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2021 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported, or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE.

Estimating the liability for unpaid losses and LAE requires significant judgment, relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative development, and a variety of actuarial assumptions. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the unpaid losses and LAE reserve included the following, among others:

•
We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE.
•
We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s actuaries, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
•
We verified the consistency of the estimation process between the current year and those used in prior years and assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE. With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuaries to develop their unpaid losses and LAE reserve estimate.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our engaged actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.

Goodwill Impairment Assessment - Refer to Notes 1 and 3 to the Financial Statements

Critical Audit Matter Description

Management tests goodwill for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that goodwill might be impaired. For the year ended December 31, 2021, the Company performed a quantitative impairment analysis on its one reporting unit and concluded to recognize an impairment charge, as further described in Note 3. The Company used a weighting of the income (discounted cash flow model) and market approaches (guideline public company method and guideline transaction method) to determine the fair value of the reporting unit. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future income and losses and LAE expenses, which are sensitive to changes in expectations about future market or economic conditions. The determination of the fair value using the guideline public company method requires management to make significant assumptions related to price to tangible book value multiples and price to earnings multiples, as well as significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method requires management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Company.

We identified the Company’s goodwill impairment assessment as a critical audit matter because of the significant estimates and assumptions involved in determining the fair value of the reporting unit. Given the significance of the reported goodwill balance and the recorded impairment combined with the inherent uncertainty involved in estimating the fair value of the reporting unit, which included evaluating management’s selection and weighting of valuation methodologies and determining the reasonableness of significant assumptions and projected cash flows, the goodwill impairment evaluation required a high degree of auditor judgment, including the need to involve our fair value specialists.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the goodwill impairment assessment, which involved the support of our internal valuation specialists, included the following, among others:

•
We obtained an understanding of management’s process to estimate the fair value of its reporting unit and ensure the accuracy of key data used in their estimation process. We also evaluated the design and tested the operating effectiveness of key controls used by management to develop their fair value estimates.
•
We evaluated management’s forecasts, including premium growth and losses and LAE expenses, for reasonableness by comparing the forecasts to historical results, and obtained supporting evidence for assumptions and estimates related to management’s forecasts,
•
We assessed the appropriateness of the valuation methodologies selected by management, including the weighting of those methodologies, and tested the reasonableness of significant assumptions by comparing them to current and forecasted industry data, analyst reports, recent transaction activity, and peer company information obtained from publicly available sources, where applicable.
•
We reviewed management’s sensitivity analysis, which included changes to significant inputs and assumptions in order to evaluate the appropriateness of the changes in the fair value estimate of the Company.

We have served as the Company’s auditor since 2018.

East Lansing, Michigan

March 14, 2022

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $675,245 and $553,172)	$669,354	$561,011
Equity securities, at fair value, (cost $1,415 and $1,599)	1,415	1,599
Other investments, net	23,929	26,409
Total investments	694,698	589,019
Cash and cash equivalents	359,337	440,956
Restricted cash	5,415	5,427
Accrued investment income	3,167	2,737
Premiums receivable, net	71,925	77,471
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	269,391	355,037
Prepaid reinsurance premiums	265,873	245,818
Income taxes receivable	11,739	32,224
Deferred policy acquisition costs, net	93,881	89,265
Property and equipment, net	17,426	18,685
Right-of-use lease asset, net	27,753	6,461
Intangibles, net	55,926	62,277
Goodwill	91,959	152,459
Other assets	12,272	11,543
Total Assets	$1,980,762	$2,089,379
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$590,166	$659,341
Unearned premiums	590,419	569,618
Reinsurance payable	191,728	161,918
Long-term debt, net	120,757	120,998
Deferred income tax liability, net	9,426	18,477
Advance premiums	24,504	18,268
Accrued compensation	8,014	9,325
Lease liability	31,172	8,155
Accounts payable and other liabilities	71,525	80,935
Total Liabilities	$1,637,711	$1,647,035

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,803,511 shares issued and 26,753,511 outstanding at December 31, 2021 and 27,833,873 shares issued and 27,748,606 outstanding at December 31, 2020	3	3
Additional paid-in capital	332,797	331,867
Accumulated other comprehensive income, net of taxes	(4,573)	6,057
Treasury stock, at cost, 10,536,737 shares and 9,279,839 shares at December 31, 2021 and December 31, 2020	(123,557)	(115,365)
Retained earnings	138,381	219,782
Total Stockholders' Equity	343,051	442,344
Total Liabilities and Stockholders' Equity	$1,980,762	$2,089,379

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2021	2020	2019
REVENUES:
Gross premiums written	$1,164,879	$1,080,100	$937,937
Change in gross unearned premiums	(20,717)	(83,258)	(13,690)
Gross premiums earned	1,144,162	996,842	924,247
Ceded premiums	(533,091)	(452,120)	(445,534)
Net premiums earned	611,071	544,722	478,713
Net investment income	5,652	12,302	14,432
Net realized and unrealized (losses) gains	(16)	22,395	4,163
Other revenue	14,854	13,966	13,997
Total revenues	631,561	593,385	511,305
EXPENSES:
Losses and loss adjustment expenses	427,370	373,387	273,288
Policy acquisition costs, net of ceding commission income (1)	145,968	128,276	107,906
General and administrative expenses, net of ceding commission income(2)	65,787	81,537	80,544
Goodwill impairment	60,500	—	—
Total expenses	699,625	583,200	461,738
Operating (loss) income	(68,064)	10,185	49,567
Interest expense, net	7,970	7,972	8,523
Other non-operating loss, net	—	—	48
(Loss) income before income taxes	(76,034)	2,213	40,996
(Benefit) provision for income taxes	(1,307)	(7,113)	12,360
Net (loss) income	$(74,727)	$9,326	$28,636
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized gains (losses) on investments	(13,661)	20,738	19,765
Reclassification adjustment for net realized investment gains	(64)	(22,395)	(1,734)
Income tax benefit (expense) related to items of other comprehensive (loss) income	3,095	384	(4,174)
Total comprehensive (loss) income	$(85,357)	$8,053	$42,493
Weighted average shares outstanding
Basic	27,804,355	27,978,519	29,213,910
Diluted	27,804,355	27,988,966	29,232,981
(Loss) earnings per share
Basic	$(2.69)	$0.33	$0.98
Diluted	$(2.69)	$0.33	$0.98

(1)
Policy acquisition costs includes $47.1 million, $43.0 million and $47.0 million of ceding commission income for the reporting years 2021, 2020 and 2019, respectively.
(2)
General and administration includes $15.6 million, $14.1 million and $15.4 million of ceding commission income for the reporting years 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Deficit)	Total Stockholders' Equity
Balance at December 31, 2018	29,477,756	3	325,292	195,750	(89,185)	(6,527)	425,333
Net unrealized change in investments, net of tax	—	—	—	—	—	13,857	13,857
Repurchase of common stock	(1,134,686)	—	—	—	(16,183)	—	(16,183)
Restricted stock award withholdings	22,647	—	(3,521)	—	—	—	(3,521)
Convertible Option debt extinguishment, net of tax	—	—	(1,792)	—	—	—	(1,792)
Stock-based compensation on restricted stock	—	—	5,379	—	—	—	5,379
Stock issued on convertible note conversion	285,201	—	4,210	—	—	—	4,210
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(7,120)	—	—	(7,120)
Net income	—	—	—	28,636	—	—	28,636
Balance at December 31, 2019	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2020	—	—	—	(34)	—	—	(34)
Balance at January 1, 2020 (as adjusted for change in accounting principle)	28,650,918	$3	$329,568	$217,232	$(105,368)	$7,330	$448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,273)	(1,273)
Surrendered shares for tax withholding	(247,223)	—	(2,384)	—	—	—	(2,384)
Restricted stock vested	260,267	—	—	—	—	—	—
Issued restricted stock	15,000	—	—	—	—	—	—
Stock buy-back	(930,356)	—	—	—	(9,997)	—	(9,997)
Stock-based compensation on restricted stock	—	—	4,683	—	—	—	4,683
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,772)	—	—	(6,772)
Net income	—	—	—	9,326	—	—	9,326
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax						(10,630)	(10,630)
Surrendered shares for tax withholding	(28,257)	—	(231)	—	—	—	(231)
Restricted stock vested	35,267	—	—	—	—	—	—
Issued restricted stock	254,793	—	—	—	—	—	—
Stock buy-back	(1,256,898)	—	—	—	(8,192)	—	(8,192)
Stock-based compensation on restricted stock	—	—	1,161	—	—	—	1,161
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,674)	—	—	(6,674)
Net loss	—	—	—	(74,727)	—	—	(74,727)
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(74,727)	$9,326	$28,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,161	4,683	5,379
Bond amortization and accretion	4,054	5,229	5,087
Amortization of original issuance discount on debt	1,784	1,415	1,419
Depreciation and amortization	8,449	8,101	10,436
Allowance for bad debt	—	161	290
Net realized gains	(64)	(22,395)	(1,734)
Net change for unrealized gains (losses) in other investments	80	—	(2,429)
Net loss from sale of asset	168	9	—
Net loss on repurchase of debt	—	—	48
Deferred income taxes, net of acquired	(5,956)	6,238	(898)
Goodwill impairment	60,500	—	—
Changes in operating assets and liabilities:
Accrued investment income	(430)	1,640	91
Premiums receivable, net	5,547	(13,948)	(6,685)
Prepaid reinsurance premiums	(20,055)	(21,716)	8,969
Reinsurance premiums receivable and recoverable	85,646	73,823	(110,973)
Income taxes receivable	20,485	(29,053)	32,415
Deferred policy acquisition costs, net	(4,616)	(12,054)	(4,156)
Right-of-use asset, net	(21,292)	(185)	(6,645)
Other assets	(729)	291	(1,728)
Unpaid losses and loss adjustment expenses	(69,175)	45,808	181,174
Unearned premiums	20,801	83,398	13,863
Reinsurance payable	29,810	5,567	(10,624)
Accrued interest	26	(214)	175
Income taxes payable	—	—	12,624
Advance premiums	6,236	1,764	(3,496)
Accrued compensation	(1,311)	3,978	(3,879)
Lease liability	23,017	214	8,369
Other liabilities	(9,278)	18,131	(36,071)
Net cash provided by operating activities	60,130	170,211	119,657
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	208,527	492,216	161,160
Fixed maturity securities purchases	(334,584)	(450,463)	(228,047)
Equity securities sales	184	26	26,766
Equity securities purchases	—	(6)	(4,583)
Return on other investments	2,400	—	—
Other investment purchases	—	(20,034)	(24,250)
Proceeds from other investments sold	—	1,078	19,995
Collection of promissory note receivable	—	—	358
Cost of property and equipment acquired	(1,007)	(755)	(4,984)
Net cash (used in) provided by investing activities	(124,480)	22,062	(53,585)
FINANCING ACTIVITIES
Proceeds from term loan facility	2,782	—	—
Repurchase of convertible notes	—	—	(2,869)
Mortgage loan payments	(306)	(290)	(277)
Principal payments on term loan facility	(4,625)	(9,375)	(15,625)
Tax withholding on share-based compensation awards	(231)	(2,384)	(3,521)
Purchase of treasury stock	(8,192)	(9,997)	(16,183)
Dividends paid	(6,709)	(6,852)	(6,959)
Net cash used in financing activities	(17,281)	(28,898)	(45,434)
(Decrease) increase in cash, cash equivalents, and restricted cash	(81,631)	163,375	20,638
Cash, cash equivalents and restricted cash, beginning of period	446,383	283,008	262,370
Cash, cash equivalents and restricted cash, end of period	$364,752	$446,383	$283,008

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Cash Flows Information:
Income taxes paid, net	$528	$15,691	$14,165
Interest paid	$5,282	$6,206	$7,298
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of promissory notes into Class A Preferred Units	$—	$7,500	$—
Non-cash acquisition of shares of common stock	$2,100	$—	$—
Issuance of shares on conversion of convertible notes	$—	$—	$53,044

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$359,337	$440,956
Restricted cash	5,415	5,427
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$364,752	$446,383

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

To the extent there are negative cash balances with any individual financial institution, the Company excludes the negative amount from cash and cash equivalents negative cash balances and reports as accounts payable and other liabilities

Restricted Cash

Restricted cash related to individual state regulatory deposits, was $5.4 million for each of the respective years ended December 31, 2021 and 2020. The Company earned interest income of $11,918 and $33,400 on its restricted cash deposits.

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

Allowance for Credit Losses (Available-for-Sale-Debt Securities)

The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2021 and 2020, management evaluated and determined a credit allowance was not significant to the financial statements.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), corporations, and a Real Estate Investment Trust (“REIT”). The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2021 and 2020, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.

Equity securities that do not result in consolidation and are not accounted for under the equity method, are measured at fair value. Equity securities without a readily determinable fair value are reported at cost, less impairment, unless we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer (measurement alternative). Change in fair value are reflected in the Company’s consolidated statements of operations. Certain other investments provide the Company with monthly or quarterly return on capital on a regular schedule.

Impairment of Other Investments

The Company maintains various interests in other investments which are without a readily determinable fair value and are measured at cost less impairment for observable changes in price or impairments or at net asset value. The Company reviews these investments each reporting period to determine whether an impairment or observable price change for the investment has occurred. When such events or changes occur, the Company evaluates the fair value compared to its cost basis in the investment. Gains or losses from a change in fair value are included in net realized gains and unrealized gains and losses in the Company’s consolidated statement of operations. For the year ended December 31, 2021, the Company recorded impairment charges totaling $2.2 million on its other investments compared to having no impairment in 2020.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2021. Changes in interest rates after December 31, 2021 may affect the fair value of the Company’s investments.

The Company’s non-financial assets, such as goodwill and intangible assets, are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Refer to Note 3 “Goodwill and Other Intangible Assets” to our consolidated statements included in this Annual Report on Form 10-K, for further information on our 2021 goodwill impairment charge. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to our consolidated statements included in this Annual Report on Form 10-K, for further information.

Premiums

The Company records direct and assumed premiums written as revenue net of ceded amounts on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded $451,000 and $451,600 allowance for the year ended December 31, 2021 and 2020. Bad debt expense related to uncollectible premiums was $0, $161,300 and $290,300 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

We earn ceding commission on our gross and net quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2021 and 2020, we earned ceding commission income of $62.7 million and $57.1 million of which $47.1 million and $43.0 million was allocable to policy acquisition costs.

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

Reinsurance

The Company follows industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies the Company writes to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss. As a result, a reasonable possibility exists that an estimated recovery may change significantly in the near term from the amounts included in the Company’s consolidated financial statements.

The Company’s reinsurance agreements are generally short-term, prospective contracts. The Company records an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of new reinsurance agreements. The Company amortizes its prepaid reinsurance premiums over the 12-month contract period.

When the Company incurs losses recoverable under its reinsurance program, the Company records amounts recoverable from its reinsurers on paid losses plus an estimate of amounts recoverable on unpaid losses. The estimate of amounts recoverable on unpaid losses is a function of the Company’s liability for unpaid losses associated with the reinsured policies; therefore, the amount changes in conjunction with any changes to the estimate of unpaid losses. Given that an estimate of amounts recoverable from reinsurers on unpaid losses may change at any point in the future because of its relation to the Company’s reserves for unpaid losses, a reasonable possibility exists that an estimated recovery may change significantly from initial estimates. .

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

The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2021, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends,

(iii) the low interest rate environment and (iv) the stressed global economy, including the impact of COVID-19. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance, if any.

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

Leases

We lease office space under finance and operating leases with expiration dates through 2031. We determine whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on our consolidated balance sheets at lease commencement. We primarily use our incremental borrowing rates for our operating leases (rates are not readily determinable) and implicit rates for our financing leases in determining the present value of lease payments. The Company used the implicit rates within the finance leases. We measure right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs we incur and (iii) tenant incentives under the lease. We begin recognizing rent expense when the lessor makes the underlying asset available to us, we do not assume renewals or early terminations unless we are reasonably certain to exercise these options at commencement, and we do not allocate consideration between lease and non-lease components.

For short-term leases, we record rent expense in our consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.

Goodwill and Intangible Assets

On January 1, 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350) ("ASU 2017-04"), which changed the guidance on goodwill impairment. Under the new guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. Refer to Note 3 “Goodwill and Other Intangible Assets” to our consolidated statements included in this Annual Report on Form 10-K, for further information on our 2021 goodwill impairment charge."

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

Assessments

Guaranty fund and other insurance-related assessments imposed upon the Company’s insurance company affiliates are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover guaranty or other insurance-related assessments, the Company recoups such assessments from our policyholders in the form of a policy surcharge. Once the recoupment period begins, the entire recoupment amount is recorded as an asset on our balance sheet. There were no assessments during the periods presented.

The Company collects other assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. The Convertible notes are accounted for in accordance with ASC 470-20. At the time of issuance and until December 1, 2017, the Company recorded the fair value of the derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. As of December 31, 2021, the Company has $23.4 million of the Convertible Notes outstanding. This amount is net of $21.1 million of Convertible Notes reacquired and held by an insurance company subsidiary. Refer to the paragraph below under Debt Extinguishment for accompanying information regarding the repurchases, and Note 14 “Long-Term Debt” to our consolidated statements included in this Annual Report on Form 10-K, for further information.

Debt Extinguishment

The Company has reacquired Convertible Notes over a series of transactions in 2019, 2018 and most recently in January 2022. In accordance with ASC 470 “Debt”, the Company evaluated the accounting treatment to determine if the repurchase of the Convertible Notes constituted a debt extinguishment. ASC 405-20-40-1 provides implementation guidance in order to determine if the Company is legally released from being the primary obligor under the liability, either judicially or by the creditor. Based on the reacquisition of the Convertible Notes, the Company derecognized the related debt and conversion option liability. Upon extinguishment, the Company performed a discounted cash flow (“DCF”) analysis for each transaction based on its date and principal amount, leveraging market debt yield data as of each trade date to estimate the costs of the debt.

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

Income tax

Income taxes are accounted for under the asset and liability method, that recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities based on the tax rates expected to be in effect during the periods in which the temporary differences reverse. Temporary differences arise when income or expenses are recognized in different periods in the consolidated financial statements than on the tax returns. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Income taxes includes both estimated federal and state income taxes.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. The Company has reclassed from other assets and accounts payable, the right-of-use lease asset and lease liability, respectively on the balance sheet for the year 2020 to conform to the current year's presentation. This also changed presentation only on the Statement of Cashflows for 2020 and 2019. No presentation changes impacted the Changes in Stockholders' Equity or the Statement of Operations.

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

In August 2020, the FASB issued ASU 2020-06 related to the measurement and disclosure requirements for convertible instruments and contracts in an entity’s own equity. The pronouncement simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s in own equity. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company expects that its adoption of ASU 2020-06 will not have an impact on its senior convertible notes. The Company expects that in the periods in which the Company reports a net income, the number of shares outstanding for the diluted earnings per share calculation will include approximately 2.8 million additional shares under the if-converted method, impacting the Company's consolidated EPS results. The Company intends to adopt the ASU 2020-06 during the first quarter of 2022.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective for contract modifications made between March 12, 2020 and December 31, 2022. The new guidance reduces the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate (LIBOR), affected by reference rate reform. The adoption of the new guidance provides relief from current GAAP and is not anticipated to have a material impact on the Company’s consolidated financial statements. The Company has concluded that the ASU 2020-04 will have no material impact on the Company's consolidated financial statements. For additional information refer to Note 14 “Long-Term Debt” to our consolidated statements included in this Annual Report on Form 10-K, for further information.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.

Note 2. Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2021	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$73,923	$184	$282	$73,825
States, municipalities and political subdivisions	106,727	242	1,270	105,699
Special revenue	291,005	1,084	3,520	288,569
Hybrid securities	99	—	—	99
Industrial and miscellaneous	203,491	636	2,965	201,162
Total	$675,245	$2,146	$8,037	$669,354

(1)
Includes securities at December 31, 2021 with a carrying amount of $22.5 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The table below summarizes the Company’s fixed maturity securities at December 31, 2021 and 2020 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$42,200	6%	$42,323	6%
Due after one year through five years	311,799	46%	309,744	46%
Due after five years through ten years	224,654	34%	220,777	34%
Due after ten years	96,592	14%	96,510	14%
Total	$675,245	100%	$669,354	100%

	December 31, 2020
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$68,587	12%	$69,027	12%
Due after one year through five years	142,969	26%	145,675	26%
Due after five years through ten years	166,240	30%	168,979	30%
Due after ten years	175,376	32%	177,330	32%
Total	$553,172	100%	$561,011	100%

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Net Realized and Unrealized (Losses) Gains

The proceeds from the sale of debt securities were $30.4 million, $381.3 million and $171.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Years ended December 31,
	2021		2020		2019
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
	(in thousands)
Debt Securities Available-for-sale
Realized gains	$716	$26,029	$22,466	$374,863	$2,119	$157,125
Realized losses	(652)	4,359	(71)	6,368	(211)	14,580
Net realized gains	$64	$30,388	$22,395	$381,231	$1,908	$171,705

The following table presents the reconciliation of net realized and unrealized (losses) gains on the Company’s investments reported for the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Gross realized gains on sales of available-for-sale securities	$716	$22,466	$2,119
Gross realized losses on sales of available-for-sale securities	(652)	(71)	(211)
Gross realized and unrealized on equity securities	—	—	2,703
Gross realized and unrealized losses on equity securities	—	—	(1,441)
Gross realized and unrealized gains in other investments	2,100	—	1,050
Gross realized and unrealized losses in other investments	—	—	(57)
Impairment charge in other investments	(2,180)	—	—
Net realized and unrealized (losses) gains	$(16)	$22,395	$4,163

Equity Investments

For the years ended December 31, 2021 and 2020, the Company had no net realized and unrealized gains or (losses) reported. For the year ended December 31, 2019, the Company net realized gains were $3.8 million and net realized losses were $1.5 million, respectively.

The following table presents the Company's equity investments as of December 31, 2021 and 2020, respectively.

For the Year Ended December 31,	2021	2020
Common stock	$—	$—
Membership Shares	1,415	1,599
Total equity investments, at cost	$1,415	$1,599

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Debt securities available-for-sale	$7,220	$12,067	$13,761
Equity securities	—	—	1,436
Cash and cash equivalents	71	223	1,470
Other investments	1,435	1,100	505
Net investment income	8,726	13,390	17,172
Investment expenses	3,074	1,088	2,740
Net investment income, less investment expenses	$5,652	$12,302	$14,432

The following tables present, for all debt securities available-for-sale in an unrealized loss position, for which no allowance for credit loss is established (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	43	$282	$57,420	—	$—	$—
States, municipalities and political subdivisions	98	1,270	80,972	—	—	—
Special revenue	253	3,485	195,450	14	35	1,214
Industrial and miscellaneous	191	2,387	146,746	18	578	11,598
Total	585	$7,424	$480,588	32	$613	$12,812

	Less Than Twelve Months			Twelve Months or More
December 31, 2020	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	3	$1	$73	1	$—	$7
States, municipalities and political subdivisions	6	4	5,158	—	—	—
Special revenue	27	24	16,439	9	3	73
Industrial and miscellaneous	26	39	16,025	—	—	—
Total	62	$68	$37,694	10	$3	$80

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of high credit quality with investment grade ratings. The Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The debt issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, the Company believes these unrealized losses generally were caused by a decrease in market interest rates since the time the securities were purchased and not as a result of credit losses.

Other Investments

Non-Consolidated Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which is accounted for using the equity method, with income reported in net realized and unrealized gains and losses. The Company also makes passive investments in a Real Estate Investment Trust (“REIT”) and Insuretech company, which are accounted for using the measurement alternative method, which is reported at cost less impairment (if any), plus or minus changes from observable price changes, as described in the table below.

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2021 and 2020 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2021	2020
Other Real Estate LLC (1)	Other Investments	Equity Method	$1,843	$3,000
Real Estate Corporation(2)	Other Investments	Measure Alternative	2,977	4,000
Class A Preferred Units(3)	Other Investments	Amortized Cost	15,000	17,400
Non-real estate related (4)	Other Investments	Equity Method	2,009	2,009
Insurtech Stock (5)	Other Investments	Measure Alternative	2,100	—
Total non-consolidated VIEs			$23,929	$26,409
(1)
For the year ended December 31, 2021, a $1.2 million loss using the equity method of valuation was recognized in net realized and unrealized gains (losses) on the Statement of Operations.
(2)
For the year ended December 31, 2021, a $1.0 million impairment was recognized in net realized and unrealized gains (losses) on the Statement of Operations.
(3)
The Class A preferred units issued originally at $7.5 million and $9.9 million were measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2024, respectively.
(4)
Certain underlying assets of the funds are expected to be liquidated over the period of approximately 3 to 5 years from December 31, 2021. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, or transfer its investment, without the consent of the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and interest processed from the underlying assets.
(5)
For the year ended December 31, 2021, the Company acquired common shares and warrants of an Insurtech company and this investment is reported using the measurement alternative method.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2021 and 2020:

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$23,929	$23,929	$26,409	$26,409

The Company’s maximum exposure to loss with respect to these investments is limited to the investments carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. For the year ended December 31, 2021, the Company recognized $1.0 million for other investment impairment on its Real Estate Corporation investment and $1.2 million loss on its Other Real Estate investment as a result of changes in its equity method valuation. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

Note 3. Goodwill and Other Intangible Assets

For the years ended December 31, 2021 and 2020, goodwill was $92.0 million and $152.5 million, respectively, and intangible assets were $55.9 million and $62.3 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Amount
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	—
Balance as of December 31, 2020	$152,459
Goodwill acquired	—
Impairment	(60,500)
Balance as of December 31, 2021	$91,959

The Company utilizes a combination of approaches to value the Company’s single reporting unit. The estimate of fair value was derived from the weighting of the income approach (discounted cash flow model) in conjunction with the market approach (guideline public company method and guideline transaction method) to determine the fair value of the single reporting unit.

The estimate of fair value from the income approach was based on significant estimates and assumptions related to forecasts of future income and losses and LAE expenses, which are sensitive to changes in expectations about future market or economic conditions. The determination of the fair value using the guideline public company method requires management to make significant assumptions related to the price to tangible book value multiples and price to earnings multiples as well significant assumptions related to control premiums. The determination of the fair value using the guideline transaction method requires management to review the value of the business based on pricing multiples derived from the sale of companies that are similar to the Company.

As a result of the analysis, we impaired a portion of our goodwill, reducing our carrying value of goodwill from $152.5 million to $92 million based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) our market cap was below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $60.5 million goodwill impairment charge, which is not tax deductible.

Other Intangible Assets

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2021 and 2020, respectively (amounts in thousands):

	For the Year Ended December 31,
	2021	2020
Amortizing intangible assets	(in thousands)
Brand	$1,210	$1,210
Agent relationships	15,500	15,500
Renewal rights	57,200	57,200
Customer relations	870	870
Trade names	9,000	9,000
Non-compete	4,790	4,790
	88,570	88,570
Accumulated amortization	(33,959)	(27,608)
Total infinite-lived intangible assets, net	54,611	60,962
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$55,926	$62,277

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2022	$6,351
2023	6,351
2024	6,351
2025	6,315
2026	6,078
Thereafter	23,165
$54,611

Amortization expense of intangible assets was $6.4 million, $6.4 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(74,727)	$9,326	$28,636
Weighted average shares outstanding	27,804,355	27,978,519	29,213,910
Basic (loss) earnings per share:	$(2.69)	$0.33	$0.98

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(74,727)	$9,326	$28,636
Weighted average shares outstanding	27,804,355	27,978,519	29,213,910
Add: Effect of dilutive securities
Impact of unvested equity awards	—	10,447	19,071
Diluted weighted average common shares outstanding	27,804,355	27,988,966	29,232,981
Diluted (loss) earnings per share:	$(2.69)	$0.33	$0.98

The Company had 2,809,453, 2,029,162 and 1,914,770 antidilutive shares for the years ended December 31, 2021, 2020 and 2019, respectively. The convertible notes were excluded from the computations because the conversion price on these notes were greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the treasury method.

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

For the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$73,825	$364	$73,461	$—
States, municipalities and political subdivisions	105,699	—	105,699	—
Special revenue	288,569	—	288,569	—
Hybrid securities	99	—	99	—
Industrial and miscellaneous	201,162	—	201,162	—
Total debt securities	$669,354	$364	$668,990	$—

December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$30,593	$371	$30,222	$—
States, municipalities and political subdivisions	85,670	—	85,670	—
Special revenue	274,321	—	274,321	—
Hybrid securities	100	—	100	—
Industrial and miscellaneous	170,327	—	170,327	—
Total debt securities	$561,011	$371	$560,640	$—

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

Certain of our investments in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis as of December 31, 2021:

Other Investments	Carrying Value Balance, January 1, 2021	Amounts impaired	Carrying Value Balance, December 31, 2021
	(in thousands)
Goodwill (1)	$152,459	$(60,500)	91,959
Real Estate Corporation, measurement alternative (2)	4,000	(1,023)	2,977
Total	$156,459	$(61,523)	$94,936

(1)
Non-cash impairment charge recorded in operating expenses in the consolidated statement of operations by the insurance companies and non-insurance companies. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation.
(2)
Impairment on these investments were recognized in the second quarter of 2021 based on the estimated fair value of the Company’s ownership interest.

For the December 31, 2021, the goodwill impairment charge was recorded following the Company's annual valuation review and principally stemmed from its common stock valuation and prevailing valuation multiples in the property insurance market. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit. The impairment was based on the following factors: (i) the fair value of our stock trading significantly below book value, (ii) market capitalization control premium; and (iii) financial performance such as a negative or declining cash flows due to recent weather related catastrophes. There were no non-recurring fair value adjustments during 2020 and 2019.

Note 6. Other Comprehensive Income

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the years ended December 31, 2021, 2020 and 2019, respectively:

	For the Year Ended December 31,
	2021			2020			2019
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized gains on investments, net	$(13,661)	3,081	$(10,580)	$20,738	$(4,807)	$15,931	$19,765	$(4,575)	$15,190
Reclassification adjustment of realized (gains) losses included in net (loss) income	(64)	14	(50)	(22,395)	5,191	$(17,204)	(1,734)	401	$(1,333)
Effect on other comprehensive (loss) income	$(13,725)	$3,095	$(10,630)	$(1,657)	$384	$(1,273)	$18,031	$(4,174)	$13,857

Note 7. Other Assets

The following table summarizes the Company’s other assets for the years ended December 31, 2021 and 2020:

Description	December 31, 2021	December 31, 2020
	(in thousands)
Other amounts receivable	$1,934	$1,816
State underwriting pooling & assoc.	3,956	4,753
Prepaid expense	6,382	4,726
Premium taxes	—	248
Total other assets	$12,272	$11,543

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

The components of lease costs were as follows (in thousands):

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Amortization of ROU assets - Finance leases	$1,969	$98
Interest on lease liabilities - Finance leases	785	25
Variable lease cost (cost excluded from lease payments)	557	538
Operating lease cost (cost resulting from lease payments)	1,359	1,362
Total lease cost	$4,670	$2,023

Right-of-use lease asset and Lease Liability was as follows (in thousands):

	Balance Sheet Classification	December 31, 2021	December 31, 2020
Right-of-use assets - operating	Right-of-use lease asset, net	$5,035	$5,955
Right-of-use assets - finance	Right-of-use lease asset, net	$22,718	$506
Lease Liability - operating	Lease liability	$6,551	$7,610
Lease Liability - finance	Lease liability	$24,621	$545

Weighted-average remaining lease term and discount rate for our operating and financing leases was as follows:

	December 31, 2021	December 31, 2020
Weighted average lease term - Finance leases	9.1	3.76
Weighted average lease term - Operating leases	6.23	6.99
Weighted average discount rate - Finance leases	4.18%	6.92%
Weighted average discount rate - Operating leases	5.33%	5.30%

Supplemental disclosure of cash flow information related to leases were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash payments for:	(in thousands)
Finance lease - Operating cash flows	$291	$25
Finance lease - Financing cash flows	$599	$82

Operating lease - Operating cash flows (fixed payments)	$1,505	$1,452
Operating lease - Operating cash flows (liability reduction)	$1,133	$1,031

Maturities of lease liabilities were as follows as of December 31, 2021 (in thousands):

December 31, 2021
2022	$4,566
2023	4,500
2024	4,194
2025	3,970
2026	3,990
2027 and thereafter	16,224
Total lease payments	37,444
Less: imputed interest	(6,272)
Present value of lease liabilities	$31,172

Note 9. Property and Equipment

Property and equipment, net consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	7,204	6,358
Office furniture and equipment	1,355	2,027
Tenant and leasehold improvements	8,255	8,133
Vehicle fleet	720	850
Total, at cost	30,257	30,091
Less: accumulated depreciation and amortization	(12,831)	(11,406)
Property and equipment, net	$17,426	$18,685

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $1.6 million, $2.2 million, respectively. The Company’s own real estate consists of 15 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
2022	$2,763
2023	2,905
2024	2,801
2025	2,473
2026	2,525
2027 and Thereafter	17,140
Total	$30,607

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

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the year ended December 31, 2021, 2020 and 2019 the Company allocated ceding commission income of $47.1 million and $43.0 million and $47.0 million to policy acquisition costs and $15.6 million and $14.1 million and $15.4 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2021, 2020 and 2019.

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning balance of deferred ceding commission income	$39,995	$37,464	$44,819
Ceding commission deferred	$63,131	59,664	55,095
Less: ceding commission earned	$(62,721)	(57,134)	(62,450)
Ending balance of deferred ceding commission income	$40,405	$39,995	$37,464

Note 11. Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Beginning Balance	$89,265	$77,211	$73,055
Policy acquisition costs deferred	$193,106	171,275	149,095
Amortization	$(188,490)	(159,220)	(144,939)
Ending Balance	$93,881	$89,265	$77,211

Note 12. Reinsurance

Overview

Reinsurance

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

2021-2022 Reinsurance Towers

Millions

$1,432.3
$1,332.3	Layer 4 FL - SE Only 100% of $100M xs $40M Nil Reinst.
Layer 3 100% of $160M xs $40M Nil Reinst.
$1,224.2

$1,194.0	FHCF Layer 90% of $869.3M xs $354.9M ($782.4M)
$705.7

$354.9	Layer 2 100% of $250M xs $40M 1@100% w/ RPP
$140.0	Layer 1 94% of $100M xs $40M 1@100% w/ RPP ($94M)	6% of $50M xs $40M, 1@100% ($3M)
Cat 43 6% of $50M xs $40M ($3M)
$40.0	20% Co-Par	Top and Agg 80% of $20M xs $20M xs $10M AAD ($8M)
$30.0	Retention

FL 1st Event

Millions
$1,062.0
$1,061.6	Northeast Only 100% of $222M xs $40M Nil Reinst.

$840.0	Multi-Zonal 100% of $290M xs $40M 1@100% w/ RPP
$550.0	Layer 3 100% of $160M xs $40M Nil Reinst.
$390.0	Layer 2 100% of $250M xs $40M 1@100% w/ RPP
$140.0	Layer 1 94% of $100M xs $40M 1@100% w/ RPP ($94M)	6% of $50M xs $40M, 1@100% ($3M)
Cat 43 6% of $50M xs $40M ($3M)
$40.0	20% Co-Par	Top and Agg 80% of $20M xs $20M xs $10M AAD ($8M)
$30.0
Retention
$20.0		Net Quota Share 56.5% of $20M ($11.3M)

NE 1st Event

Millions

$680.0	Multi-Zonal 100% of $290M xs $40M 1@100% w/ RPP
$390.0	Layer 2 100% of $250M xs $40M 1@100% w/ RPP
$140.0	Layer 1 94% of $100M xs $40M 1@100% w/ RPP ($94M)	6% of $50M xs $40M, 1@100% ($3M)
Cat 43 6% of $50M xs $40M ($3M)
$40.0	20% Co-Par	Top and Agg 80% of $20M xs $20M xs $10M AAD ($8M)
$30.0	Retention

HI 1st Event

* xs = in excess

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

Additionally, the Company placed 100% of an occurrence contract for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2021, expiring December 31, 2022. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

The Company placed 50% of an aggregate contract for the Company’s business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 1, 2021, expiring March 31, 2022. The limit on the contract is $20.0 million with an aggregate retention of $21.0 million, with a $21.0 million per occurrence cap, and a $1.0 million franchise deductible.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2021 ceding 50.0% of the net premiums and losses and 5% of the prior year quota share is in run off.

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

For a discussion of 2020-2021 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” further “Note 12. Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,164,879	$1,144,162	$625,748
Ceded	(553,147)	(533,091)	(198,378)
Net	$611,732	$611,071	$427,370

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,080,100	$996,842	$609,593
Ceded	(473,836)	(452,120)	(236,206)
Net	$606,264	$544,722	$373,387

	For the Year Ended December 31, 2019
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$937,937	$924,247	$696,289
Ceded	(436,564)	(445,534)	(423,001)
Net	$501,373	$478,713	$273,288

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of period	$659,341	$613,533	$432,359
Less: reinsurance recoverable on unpaid losses	397,688	393,630	250,507
Net balance, beginning of period	261,653	219,903	181,852
Incurred related to:
Current year	430,907	392,976	276,985
Prior years	(3,537)	(19,589)	(3,696)
Total incurred	427,370	373,387	273,289
Paid related to:
Current year	247,903	228,394	137,764
Prior years	152,711	103,243	97,474
Total paid	400,614	331,637	235,238
Net balance, end of period	288,409	261,653	219,903
Plus: reinsurance recoverable on unpaid losses	301,757	397,688	393,630
Balance, end of period	$590,166	$659,341	$613,533

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred for the years ended December 31, 2021, 2020 and 2019 reflect prior year favorable development of $3.5 million, $19.6 million and $3.7 million, respectively, associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim payments and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts

The information by accident year is presented as required supplementary information and are unaudited.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019	2020	2021	Net IBNR Reserves	Reported Claims
2012 & prior	$102,723	$105,765	$107,842	$106,493	$106,331	$106,654	$106,446	$106,628	$106,437	$106,506	$22	53,356
2013		61,157	61,483	62,969	62,166	62,354	62,378	62,564	62,829	62,812	48	13,098
2014			118,991	114,899	113,847	114,984	115,838	115,234	115,409	115,708	321	18,493
2015				179,255	197,744	203,792	205,164	206,011	205,437	204,961	1,154	26,120
2016					237,207	242,611	250,990	250,235	250,067	250,482	3,226	27,606
2017						189,163	195,240	192,749	194,618	195,602	3,226	73,260
2018							199,565	193,672	192,474	198,064	2,688	34,281
2019								258,876	231,545	228,419	12,599	26,007
2020									370,058	364,380	36,620	34,948
2021										388,949	144,245	—
									Total	$2,115,883	$204,149

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2012 & prior	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012 & prior	$92,909	$101,323	$102,750	$104,093	$104,362	$105,053	$105,875	$106,475	$106,689	$106,747
2013		35,771	50,716	55,589	57,647	59,395	60,581	61,191	62,235	62,337
2014			68,732	95,076	101,456	108,509	112,518	113,609	113,975	114,898
2015				103,918	162,654	181,672	192,967	197,524	199,600	201,495
2016					132,679	211,512	233,540	238,868	241,875	244,820
2017						103,148	169,743	178,622	184,313	188,928
2018							84,552	152,592	170,301	187,386
2019								124,664	185,667	205,442
2020									210,548	313,811
2021										213,830
									Total	$1,839,694

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$276,197
Reinsurance recoverable on unpaid losses	301,757
Unpaid Unallocated Loss Adjustment Expense	12,212
Unpaid losses and loss adjustment expenses	$590,166

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2021 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	56%	29%	6%	9%	0%	0%

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

As of December 31, 2021, the Company had $22.9 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $506,000 and net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the year ended December 31, 2021, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.4 million, on the outstanding Convertible Notes.

At December 31, 2020, the Company had $22.1 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $1.3 million and net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the year ended December 31, 2020, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.4 million, on the outstanding Convertible Notes.

As of December 31, 2019, the Company had $21.3 million of the Convertible Notes outstanding, net of debt issuance and debt discount costs which totaled approximately $2.1 million and net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the year ended December 31, 2019, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.5 million on the Convertible Notes.

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

For 2019 debt repurchases, the Company removed the respective net debt amount and the related portion of the derivative that was included in shareholders’ equity. The extinguishment of debt was measured at the then-current fair value at the time of purchase, with any difference recorded as a gain or loss on the extinguishment. In accordance with the purchase agreement governing the Company’s offer and sale of convertible debt, the Company or its affiliates are prohibited from reselling the notes once acquired. The repurchased Convertible Notes hold no registration rights.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments against the loan. For each of the respective years ended December 31, 2021 and 2020, the Company made principal and interest payments of $892,850 on the mortgage loan.

Senior Secured Credit Facility

The Company is party to a five-year, $125.0 million credit agreement (as amended from time to time, the “Credit Agreement”) with a syndicate of lenders consisting of $75.0 million senior secured term loan facility (the “Term Loan Facility”) and a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

The Credit Agreement, as amended, provides for (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $75 million (inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. As of December 31, 2021, there was $70.0 million in aggregate principal outstanding on the Term Loan Facility. On July 28, 2021, the principal amount of the term loan outstanding under the Term Loan Facility was increased by $13.75 million to a total of $70.0 million from $56.25 million prior to the advance.

For the period January 1, 2021 to July 28, 2021, the Company made principal and interest payments of approximately $3.8 million and $1.2 million, respectively against the Term Loan Facility. For the period July 29, 2021 to December 31, 2021, the Company made principal and interest payments of approximately $875,000 and $846,270 million, respectively on Term Loan Facility, as amended. For the year ended December 31, 2020, the Company made interest payments of approximately $2.6 million on the term loan.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of December 31, 2021, and December 31, 2020, we had no borrowings and no letters of credit outstanding under the Revolving Credit Facility. For the years ended December 31, 2021 and 2020, the Company made interest payments of $196,500 and $403,000 under the Revolving Credit Facility, respectively.

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

At December 31, 2021, the effective interest rate on for the Term Loan Credit Facility was 2.9375%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

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

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta, with a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of December 31, 2021, the fair value of the collateralized securities was $22.5 million and the equity investment in FHLB common stock was $1.4 million. As of December 31, 2021 and 2020, the Company made quarterly interest payments of approximately $601,000 and $604,000 per the terms of the agreement, respectively. As of December 31, 2021, and December 31, 2020, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston carried at $215,900 and $222,900, respectively.

The following table summarizes the Company’s long-term debt:

	December 31, 2021	December 31, 2020
	(in thousands)
Convertible debt	$23,413	$23,413
Mortgage loan	11,521	11,827
Credit loan facility	69,125	60,000
Revolving credit facility	—	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$123,259	$124,440
Deferred finance costs	$2,502	$3,442
Total long-term debt	$120,757	$120,998

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

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2022	$3,822
2023	23,039
2024	4,292
2025	5,624
2026	53,331
Thereafter	33,151
Total principal payments	$123,259

Note 15. Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Federal:
Current	$3,015	$(14,863)	$9,674
Deferred	(5,872)	6,859	584
(Benefit)/provision for Federal income tax	(2,857)	(8,004)	10,258
State:
Current	1,634	1,501	1,785
Deferred	(84)	(610)	317
Provision for State income tax expense	1,550	891	2,102
(Benefit)/provision for income taxes	$(1,307)	$(7,113)	$12,360

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Expected income tax expense at federal rate	21.0%	21.0%	21.0%
State tax expense	(1.0)%	25.9%	3.6%
Permanent items	(0.5)%	16.0%	0.9%
Goodwill impairment	(16.7)%	—	—
Non-deductible stock compensation	(0.2)%	22.4%	(0.4)%
Tax exempt interest	0.1%	(18.4)%	(1.6)%
Executive compensation 162(m)	(0.2)%	20.3%	6.1%
Political contributions	(0.2)%	6.2%	0.3%
Tax rate change	(0.5)%	(409.1)%	0.6%
Other	0.0%	(5.6)%	(0.4)%
Reported income tax expense	1.7%	(321.3)%	30.1%

The effective tax rates for 2021, 2020 and 2019 were affected by various permanent tax differences, including disallowed executive compensation deductions which were further limited in 2017 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The effective tax rate for 2020 benefitted from a tax rate change related to a carryback of a tax net operating loss, which was carried back five years under The CARES Act. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

On March 27, 2020, former President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act to mitigate the economic impacts of the COVID-19 crisis. The CARES Act amended the law for net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021. Net operating losses generated by a corporation during these taxable years are allowed a five-year carryback period. As the Company had a 2020 tax net operating loss, the Company’s 2020 rate reconciliation reflects the favorable $7.1 million tax benefit from carrying back tax losses to years for which the statutory rate was 35%.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as December 31 were as follows:

	For the Year Ended December 31,
	2021	2020
Deferred tax assets:	(in thousands)
Unearned premiums	$15,805	$15,303
Unearned commission	9,459	9,272
Net operating loss	1,222	1,885
Tax-related discount on loss reserve	3,872	3,322
Stock-based compensation	84	113
Accrued expenses	1,182	982
Leases	792	394
Unrealized losses	1,913	—
Other	472	343
Total deferred tax asset	34,801	31,614
Deferred tax liabilities:
Deferred acquisition costs	$21,977	$20,694
Prepaid expenses	177	236
Unrealized gain	—	1,814
Property and equipment	1,504	1,669
Note discount	187	326
Basis in purchased investments	34	53
Basis in purchased intangibles	14,550	15,693
Internal revenue code 481(a)	4,416	8,577
Other	1,382	1,029
Total deferred tax liabilities	44,227	50,091
Net deferred tax liability	$(9,426)	$(18,477)

The Company had no capital loss carryforward as of December 31, 2021.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. We had non-deductible goodwill of $87.3 million and $144.4 million for the years ended December 31, 2021 and 2020, respectively. Of the goodwill that may be amortized for income tax purposes, the remaining tax basis to amortize is $4.4 million for the year ended December 31, 2021 and $4.9 million for the year ended December 31, 2020.

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

As of December 31, 2021, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which report under the statutory-basis of accounting which differs from GAAP, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory-basis net loss of $38.3 million and $24.3 million for the years ended December 31, 2021 and 2020, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain statutory-basis capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain statutory-basis capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $302.1 million at December 31, 2021. The combined statutory-basis surplus for Heritage P&C, NBIC, and Zephyr was $333.3 million at December 31, 2020. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2021, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

The NAIC published risk-based capital guidelines for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory-basis surplus provides for policy holders. Most states, including Florida, Hawaii, and Rhode Island, have enacted the NAIC guidelines as statutory requirements, and insurers having less statutory-basis surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. State insurance regulatory authorities could require an insurer to cease operations in the event the insurer fails to maintain the required statutory capital.

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $6.8 million and $13.7 million for the years ended December 31, 2021 and 2020.

Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory-basis surplus to fall below minimum risk-based capital requirements.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2021 and 2020.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. Refer to Note 1 “Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” to our consolidated statements included in this Annual report on Form 10-K, for further information for a description of how the Company recovers assessments imposed upon it. Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. There are currently no assessments to be collected from policyholders and remitted to any governmental or quasi-governmental entities. If an assessment becomes levied the Company would multiply the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

The Company reported its insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory-basis accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices.

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3A Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to meet and maintain certain minimum levels of solvency and liquidity. Each year Osprey is required to file with the Bermuda Monetary Authority (the “Authority”) a Capital and Solvency Return, Statutory Financial Return and Audited Financial Statements within four months of its relevant financial year end. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2021. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 18. Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2021 and 2020:

Description	December 31, 2021	December 31, 2020
	(in thousands)
Deferred ceding commission	40,406	$39,995
Outstanding claim checks	—	10,864
Accounts payable and other payables	10,086	9,248
Accrued dividends	1,634	1,670
Accrued interest and issuance costs	735	833
Other liabilities	195	80
Premium tax	871	—
Commission payables	17,598	18,245
Total other liabilities	$71,525	$80,935

Note 19. Accrued Bonus Compensation

At December 31, 2021, the Company recognized bonus compensation expense of $3.4 million, of which $3.0 million was unpaid. At December 31, 2020, the Company recognized employee bonus compensation expense in aggregate of $6.4 million, of which $2.1 million related to the consolidated severance payment due, as disclosed in Part IV, Item 6. Exhibit 10.5 Separation agreement dated December 1, 2020, and of which $2.9 million was unpaid as of December 31, 2020.

Note 20. Related Party Transactions

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2021 and 2020, the Company paid agency commission to Comegys of approximately $843,180 and $1.0 million, respectively.

Note 21. Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2021 and 2020, the contributions made to the plan on behalf of the participating employees were approximately $1.3 million and $1.2 million, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the years ended December 31, 2021 and 2020, the Company incurred medical premium costs of $3.5 million and $4.1 million, respectively. An additional liability from the Company's legacy self-insured healthcare plan was accrued for approximately $422,800 and $1.4 million for unpaid claims as of December 31, 2021 and December 31, 2020, respectively.

Note 22. Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2021, the Company had 26,753,511 shares of common stock outstanding, 10,536,737, treasury shares of common stock and 283,092 shares of unvested restricted common stock issued reflecting total paid-in capital of $332.8 million as of such date.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended the Company’s existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. As of December 31, 2021, the Company repurchased in aggregate 1,256,898 shares of its common stock under its repurchase program for $8.2 million. The stock purchase program expired on December 31, 2021.

On December 19, 2021, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2021, for the purpose or repurchasing up to an aggregate of $25.0 million of Common Stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2022 (the "New Share Repurchase Plan").

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

Dividends

For the year ended December 31, 2021, we recorded quarterly cash dividends totaling approximately $6.7 million as follows:

	Quarter Ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Cash dividend per common share	$0.06	$0.06	$0.06	$0.06
Total cash dividends paid	$1,670,032	$1,677,911	$1,680,432	$1,680,149
Record date	December 15, 2020	March 15, 2021	June 15, 2021	September 15, 2021
Payment date	January 15, 2021	April 6, 2021	July 6, 2021	October 6, 2021

Note 23. Stock-Based Compensation

Common Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2021, there were 870,733 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

During the quarter ended March 31, 2021, the Company issued to its Chief Executive Officer 95,878 shares of performance-based restricted stock with a fair value at the time of grant of $10.43 per share. The performance-based restricted stock has a three-year performance period beginning on January 1, 2021 and ending on December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition. In addition, the Company issued this executive 47,939 shares of time-based restricted stock with a market value at the time of grant of $10.43 per share. The time-based restricted stock will vest in three equal installments of 15,979 on December 27, 2021, and 15,980 on December 27, 2022 and 2023, respectively.

During the second quarter ended June 30, 2021, the Company issued to its Chief Financial Officer 28,012 shares of performance-based restricted stock with a fair value at the time of grant of $10.71 per share. The performance-based restricted stock has a three-year performance period beginning on January 1, 2021 and ending December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition. In addition, the Company issued this executive 14,006 shares of time-based restricted stock with a fair value at the time of grant of $10.71 per share. The time-based restricted stock will vest in three equal installments 4,668 on December 27, 2021 and 4,669 on December 27, 2022 and 2023, respectively.

During the fourth quarter ended December 31, 2021, the Company issued to certain executives in aggregate 18,159 shares of restricted stock with a grant date fair value of $6.89 per share. Each of the restricted stock grants vest in three equal installments on December 27, 2021, 2022 and 2023. The Company also awarded 50,799 shares of performance-based restricted stock with a fair value at the time of grant of $6.89 per share. The performance-based restricted stock has a three-year performance period beginning on January 1, 2021 and ending on December 31, 2023 and will vest following the end of the performance period but no later than March 5, 2024. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

In 2020, the Company awarded 10,000 and 5,000 shares of restricted stock with at the time of grant a fair value of $10.60 per share and $10.83 per share, respectively. The 2020 restricted stock grants vest over a 2 year and 12 month, period commencing from the date of grant, respectively. No restricted stock was granted during the year ended December 31, 2019.

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

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employee’s vest in equal installments generally over a three to five year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards granted prior to 2021 have the right to receive dividends; dividends accrue but are not paid until vesting for recipients of restricted stock awards granted 2021 and thereafter.

Restricted stock activity for the three years ended December 31, 2021, 2020 and 2019 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2018	605,801	$20.41
Granted	—	—
Vested	(22,647)	14.28
Canceled and surrendered	(237,620)	14.82
Non-vested, at December 31, 2019	345,534	$19.56
Granted	15,000	10.68
Vested	(13,044)	13.17
Canceled and surrendered	(247,223)	9.49
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	174,689	9.45
Granted - Time-based restricted stock	80,104	9.68
Vested	(43,711)	9.61
Canceled and surrendered	(28,257)	10.69
Non-vested, at December 31, 2021	283,092	$9.32

Awards are being amortized to expense over a one to five year vesting period. The Company recognized $1.2 million, $4.7 million and $5.4 million of compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, the Company granted in aggregate 254,793 shares of time-based and performance-based restricted stock. During the year ended December 31, 2021, 71,968 shares of restricted stock were vested and released. Of the stock released to employees, 28,257 shares were withheld to cover withholding taxes of $231,000. During the year ended December 31, 2020, 260,267 shares of restricted stock were vested and released. Of the stock released to employees, 247,223 shares were withheld by the Company to cover withholding taxes of $2.4 million. During 2019, 237,620 shares were withheld to cover withholding taxes of $3.5 million arising from the vesting of restricted stock. We recognized no tax benefit from the restricted stock awards and related paid dividends for the years 2021, 2020 and 2019, respectively.

At December 31, 2021, there was approximately $1.0 million unrecognized expense related to time-based unvested restricted stock and an additional $1.0 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2020, there was $1.1 million of unrecognized expense.

Additional information regarding our outstanding unvested restricted stock at December 31, 2021 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	50,000	16.35	1.00
April 24, 2020	5,000	10.60	0.25
January 4, 2021	127,837	10.43	2.00
April 13, 2021	37,349	10.71	2.00
October 18, 2021	62,906	6.89	2.00
	283,092

Note 24. Selected Quarterly Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$142,199	$146,499	$162,445	$159,928
Investment income	$1,293	$956	$1,548	$1,855
Total revenues	$147,243	$150,197	$167,408	$166,712
Total operating expenses(1)	$153,075	$154,187	$182,785	$209,578
Operating (loss) income	$(5,832)	$(3,990)	$(15,377)	$(42,865)
Net (loss) income	$(5,148)	$(3,950)	$(16,410)	$(49,218)
Basic net (loss) income per share	$(0.19)	$(0.14)	$(0.59)	$(1.79)
Diluted net (loss) income per share	$(0.19)	$(0.14)	$(0.59)	$(1.79)

For the year ended December 31, 2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$126,006	$129,057	$138,230	$151,430
Investment income	$3,670	$3,296	$2,817	$2,519
Total revenues	$132,706	$136,012	$165,119	$159,548
Total operating expenses	$119,946	$129,049	$169,601	$164,604
Operating income (loss)	$12,760	$6,963	$(4,482)	$(5,056)
Net income (loss)	$7,620	$4,132	$(5,233)	$2,808
Basic net income (loss) per share	$0.27	$0.15	$(0.19)	$0.10
Diluted net income (loss) per share	$0.27	$0.15	$(0.19)	$0.10

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

(1)
The fourth quarter results include a $60.5 million impairment of goodwill. Refer to Note 3 “Goodwill and Other Intangible Assets” to our consolidated statements included in this Annual Report on Form 10-K, for further information on our 2021 goodwill impairment charge.

Note 25. Subsequent Events

On March 4, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2022 to stockholders of record as of March 17, 2022.

In January 2022, the Company reacquired $11.7 million of its outstanding Convertible Senior Notes. Payment was made in cash. The Convertible Notes were retired at the time of repurchase.

In January 2022, the Company withdrew $15 million from the Revolving Credit Facility to reacquire a part of the outstanding Convertible Senior Notes.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

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

Item 9B. Other Information

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

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
10.7†

Amendment to Employment agreement, dated October 7, 2019, by and between Heritage Insurance Holdings, Inc. and Kirk H. Lusk (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.8

Credit Agreement, dated December 14, 2018, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party thereto as guarantors, the lenders from time to time party thereto, Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on March 12, 2019)

10.9

First Amendment to Credit Agreement, dated as of May 17, 2019, by and between Heritage Insurance Holdings, Inc. and the Lenders party, the Guarantors and Regions Bank (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.10

Second Amendment to Credit Agreement, dated April 27, 2020, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020)

10.11

Third Amendment to Credit Agreement, dated June 1, 2020, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2020)

10.12

Fourth Amendment of Credit Agreement, data March 24, 2021, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc., from time to time party as guarantors, the lenders from time to time party, and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.23 to our Form 10-Q filed on, May 7, 2021)

10.13

Fifth Amendment to Credit Agreement, dated July 28, 2021, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to our Form 8-K filed on August 3, 2021).

10.14†

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

10.18†

Restricted Stock Award Agreement, dated November 4, 2015, by and between Heritage Insurance Holdings, Inc. and Rich Widdicombe (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.19†

Restricted Stock Award Agreement, dated February 12, 2018, by and between Heritage Insurance Holdings, Inc. and Timothy Moura (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020)

10.20†	Employment Agreement dated January 5, 2021 between Heritage Insurance Holdings, Inc. and Ernie Garateix (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2021)

10.21†	Employment Agreement dated April 13, 2021 between Heritage Insurance Holdings, Inc., and Kirk Lusk (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 14, 2021)
10.22†	Employee Agreement dated January 1, 2015 between Heritage Insurance Holdings, Inc. and Sharon Binnun (incorporated by reference to Exhibit 10.20 to our Form 10-Q filed on May 7, 2021)
10.23†	Employment Agreement dated April 2, 2018 between Zephyr Insurance Company, Inc., and Tim Johns (incorporated by reference to Exhibit 10.21 to our Form 10-Q filed on May 7, 2021)
10.24†	Form of Restricted Stock Award Agreement (Time-Based and Performance-Based Vesting) (incorporated by reference to Exhibit 10.22 to our Form 10-Q filed on May 7, 2021)
10.25†	Employment Agreement dated September 1, 2021 between Heritage Insurance Holdings, Inc., and Sharon Binnun (incorporated by reference to Exhibit 10.24 to our Form 10-Q filed on November 8, 2021)
10.26†	Employment Agreement dated September 1, 2021 between Heritage Insurance Holdings, Inc., and Tim Moura (incorporated by reference to Exhibit 10.25 to our Form 10-Q filed on November 8, 2021)

21	Subsidiaries of the Registrant *

23.1	Consent of Plante Moran, PLLC *

24.1	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 14, 2022	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
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

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 14, 2022
/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 14, 2022
/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer)	March 14, 2022
/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 14, 2022

/s/ IRINI BARLAS
Irini Barlas	Director	March 14, 2022

/s/ MARK BERSET
Mark Berset	Director	March 14, 2022

/s/ STEVEN MARTINDALE
Steven Martindale	Director	March 14, 2022

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 14, 2022

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 14, 2022

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 14, 2022

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2021	2020
	(in thousands)
ASSETS
Cash and cash equivalents	$6,404	$5,865
Investment in and advances to subsidiaries	484,096	574,548
Other assets	4,728	4,944
Total Assets	$495,227	$585,357
LIABILITIES
Other liabilities	$152,177	$143,013
Total Liabilities	$152,177	$143,013
STOCKHOLDERS' EQUITY
Common stock	$3	$3
Paid-in-capital	332,797	331,867
Treasury	(123,557)	(115,365)
Accumulated other comprehensive income	(4,573)	6,057
Retained earnings	138,381	219,782
Total Stockholders' Equity	$343,051	$442,344
Total Liabilities and Stockholders' Equity	$495,227	$585,357

Condensed Statement of Operations

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$1,511	$5,717	$6,180
Total revenue	1,511	5,717	6,180
Expenses:
General and administrative expense	10,498	13,021	11,699
Amortization of debt issuance cost	2,500	2,128	2,190
Interest expense, net	5,895	7,769	7,609
Other non-operating expense, net	—	—	48
Total expenses	$18,893	$22,918	$21,546
Loss before income taxes and equity in net income of subsidiaries	(17,382)	(17,201)	(15,366)
Benefit from income taxes	(3,526)	(3,425)	(511)
Loss before equity in net income of subsidiaries	(13,856)	(13,776)	(14,855)
Equity in net income of subsidiaries	(60,871)	23,102	43,491
Consolidated net (loss) income	$(74,727)	$9,326	$28,636

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
Cash flows from operating activities:	2021	2020	2019
	(in thousands)
Net loss	$(13,856)	$(13,776)	$(14,855)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,161	4,683	5,379
Net realized gains	—	—	49
Amortization of debt issuance cost	1,657	—	—
Impairment on other investments	1,157	—	—
Deferred income taxes	(69)	(343)	334
Changes in operating assets and liabilities
Prepaid	1,160	317	(659)
Income taxes payable	10,764	(8,585)	351
Accrued interest on debt	306	400	444
Other assets	(2,100)	(2,448)	2,182
Dividends payable	(36)	(80)	—
Other liabilities	(416)	460	(4,094)
Net cash used in operating activities	$(271)	$(19,372)	$(10,869)
Investing Activities:
Dividends received from subsidiaries	41,138	47,256	70,590
Collection of principle note receivable	—	—	358
Investments and advances to subsidiaries	(22,189)	(5,872)	(15,865)
Net cash provided by investing activities	18,949	41,385	55,083
Financing Activities:
Mortgage loan payments	(613)	(290)	(277)
Repurchase of convertible notes	—	—	(2,869)
Repayment of long-term debt	(2,430)	(9,375)	(15,625)
Shares tendered for income tax withholdings	(231)	(2,384)	(3,521)
Purchase of treasury stock	(8,192)	(9,997)	(16,183)
Dividends paid	(6,673)	(6,772)	(6,959)
Net cash used in financing activities	(18,139)	(28,818)	(45,434)
Increase (decrease) in cash and cash equivalents	539	(6,806)	(1,221)
Cash and cash equivalents, beginning of period	5,865	12,671	13,892
Cash and cash equivalents, end of year	$6,404	$5,865	$12,671

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)
Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage Insurance”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Clearwater, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We also provide commercial residential insurance for properties in Florida, New Jersey, and New York and are also licensed in the state of Pennsylvania. In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and may sponsor catastrophe bonds issued by Citrus Re.

The accompanying condensed financial statements included the activity of Heritage Insurance and the equity basis of its consolidated subsidiaries. Accordingly, these condensed financial statements have been presented for the parent company only. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Heritage Insurance and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.
In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2021 and 2020.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2021
Allowance for doubtful accounts	$451	—	—	—	$451
Year ended December 31, 2020
Allowance for doubtful accounts	$290	161	—	—	$451

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
	(in thousands)
2021	$590,166	$430,907	$(3,537)	$400,614	$5,652
2020	$659,341	$392,976	$(19,589)	$331,637	$12,302
2019	$613,533	$276,985	$(3,696)	$235,238	$14,432

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2021	$93,881	$188,490	$611,732	$611,071	$590,419
2020	$89,265	$159,220	$606,264	$544,722	$569,618
2019	$77,211	$144,939	$501,373	$478,713	$486,220

Report of Independent Registered Public Accounting Firm

on Supplemental Information

To the Board of Directors and Stockholders

Heritage Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Heritage Insurance Holdings, Inc. (the “Company”) as of and for the year ended December 31, 2021, and issued our report thereon dated March 14, 2022, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

East Lansing, Michigan

March 14, 2022