Form 10-Q
period 2022-03-31
Heritage Insurance Holdings, Inc.
filed 2022-05-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-36462

Heritage Insurance Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	45-5338504
(State of Incorporation)	(IRS Employer Identification No.)

1401 N. Westshore Blvd

Tampa, FL 33607

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 2, 2022 was 26,469,720.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iii) business and risk management strategies, including acquisitions, strategic investments and risk diversification; (iv) our estimates with respect to tax and accounting matters including the impact on our financial statements; (vi) future dividends, if any; (vi) our expectations related to our financing activities; (vii) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (viii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements and the source of funds needed to fund our business and risk management strategies; (ix) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (x) our intentions with respect to our credit risk investments; (xi) the future impact of the COVID-19 pandemic; and (xii) the potential effects of our current legal proceedings.

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

•
a lack of redundancy in our operations;
•
our failure to attract and retain qualified employees and independent agents or our loss of key personnel; and
•
the impact of macroeconomic and geopolitical conditions, including the impact of supply chain constraints, inflationary pressures, labor availability and the conflict between Russia and Ukraine.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements we make in our Form 10-Q are valid only as of the date of our Form 10-Q and may not occur in light of the risks, uncertainties and assumptions that we describe from time to time in our filings with the SEC. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from our forward-looking statements is included in the section entitled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $711,156 and $675,245)	$673,511	$669,354
Equity securities, at fair value, (cost $1,417 and $1,415)	1,417	1,415
Other investments, net	14,561	23,929
Total investments	689,489	694,698
Cash and cash equivalents	286,170	359,337
Restricted cash	7,416	5,415
Accrued investment income	3,290	3,167
Premiums receivable, net	74,512	71,925
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	288,779	269,391
Prepaid reinsurance premiums	178,565	265,873
Income tax receivable	1,365	11,739
Deferred income tax asset, net	12,451	—
Deferred policy acquisition costs, net	90,641	93,881
Property and equipment, net	17,144	17,426
Right-of-use lease asset, net	26,963	27,753
Intangibles, net	54,338	55,926
Goodwill	91,959	91,959
Other assets	13,314	12,272
Total Assets	$1,836,396	$1,980,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$588,420	$590,166
Unearned premiums	586,236	590,419
Reinsurance payable	116,218	191,728
Long-term debt, net	123,689	120,757
Deferred income tax liability, net	—	9,426
Advance premiums	39,167	24,504
Accrued compensation	5,770	8,014
Lease liability	30,475	31,172
Accounts payable and other liabilities	64,655	71,525
Total Liabilities	$1,554,630	$1,637,711

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,469,720 shares issued and 26,444,720 outstanding at March 31, 2022 and 26,803,511 shares issued and 26,753,511 outstanding at December 31, 2021	3	3
Additional paid-in capital	333,213	332,797
Accumulated other comprehensive loss, net of taxes	(28,894)	(4,573)
Treasury stock, at cost, 11,257,855 and 10,536,737 shares at March 31, 2022 and December 31, 2021	(128,557)	(123,557)
Retained earnings	106,001	138,381
Total Stockholders' Equity	281,766	343,051
Total Liabilities and Stockholders' Equity	$1,836,396	$1,980,762

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2022	2021
REVENUES:
Gross premiums written	$283,196	$274,181
Change in gross unearned premiums	4,172	(3,770)
Gross premiums earned	287,368	270,411
Ceded premiums	(134,439)	(128,212)
Net premiums earned	152,929	142,199
Net investment income	2,000	1,293
Net realized (losses) gains	(16)	80
Other revenue	3,695	3,671
Total revenues	158,608	147,243
EXPENSES:
Losses and loss adjustment expenses	140,038	97,909
Policy acquisition costs, net of ceding commission income (1)	38,257	35,366
General and administrative expenses, net of ceding commission income(2)	19,724	19,800
Total expenses	198,019	153,075
Operating Loss	(39,411)	(5,832)
Interest expense, net	1,972	1,878
Loss before income taxes	(41,383)	(7,710)
Benefit for income taxes	(10,624)	(2,562)
Net loss	$(30,759)	$(5,148)
OTHER COMPREHENSIVE LOSS
Change in net unrealized losses on investments	(31,770)	(10,597)
Reclassification adjustment for net realized investment losses (gains)	16	(80)
Income tax benefit related to items of other comprehensive loss	7,433	2,475
Total comprehensive loss	$(55,080)	$(13,350)
Weighted average shares outstanding
Basic	26,787,379	27,827,804
Diluted	26,787,379	27,827,804
Loss per share
Basic	$(1.15)	$(0.19)
Diluted	$(1.15)	$(0.19)

(1)
Policy acquisition costs includes $11.7 million and $11.3 million of ceding commission income for the three months ended March 31, 2022 and 2021, respectively.
(2)
General and administration includes $3.9 million and $3.7 million of ceding commission income for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Losses)	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(30,759)	$(5,148)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	505	260
Bond amortization and accretion	910	917
Amortization of original issuance discount on debt	521	455
Depreciation and amortization	2,047	2,020
Allowance for bad debt	(14)	76
Net realized investment gains	16	(80)
Deferred income taxes	(14,444)	(4,893)
Changes in operating assets and liabilities:
Accrued investment income	(123)	(135)
Premiums receivable, net	(2,573)	(6,941)
Prepaid reinsurance premiums	87,308	73,595
Reinsurance recoverable on paid and unpaid claims	(19,388)	28,761
Income taxes receivable	10,374	2,328
Deferred policy acquisition costs, net	3,240	389
Right of use leased asset	790	245
Other assets	(1,042)	(1,790)
Unpaid losses and loss adjustment expenses	(1,746)	(21,459)
Unearned premiums	(4,183)	3,793
Reinsurance payable	(75,510)	(17,712)
Accrued interest	(342)	(666)
Accrued compensation	(2,244)	(1,213)
Advance premiums	14,663	3,229
Operating lease liabilities	(697)	(271)
Other liabilities	(6,515)	(16,533)
Net cash (used in) provided by operating activities	(39,206)	39,227
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	22,132	40,470
Fixed maturity securities purchases	(58,969)	(113,890)
Equity securities sales and return of capital	9,368	177
Equity securities reinvestments of dividends	(2)	—
Cost of property and equipment acquired	(177)	(421)
Net cash used in investing activities	(27,648)	(73,664)
FINANCING ACTIVITIES
Repayment of term note	(875)	(1,875)
Mortgage loan payments	(81)	(77)
Draw from revolver	15,000	—
Repurchase of convertible notes	(11,633)	—
Purchase of treasury stock	(5,000)	—
Tax withholdings on share-based compensation awards	(89)	(127)
Dividends paid	(1,634)	(1,670)
Net cash used in financing activities	(4,312)	(3,749)
Decrease in cash, cash equivalents, and restricted cash	(71,166)	(38,186)
Cash, cash equivalents and restricted cash, beginning of period	364,752	446,383
Cash, cash equivalents and restricted cash, end of period	$293,586	$408,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$1,578	$1,808

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$286,170	$359,337
Restricted cash	7,416	5,415
Total	$293,586	$364,752

Restricted cash primarily represents funds held to meet regulatory requirements in certain states in which the Company operates.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 14, 2022 (the “2021 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2021 Form 10-K.

Reclassification

Certain prior year amounts reported on the condensed consolidated balance sheet have been reclassified to conform to the current year presentation.

Accounting Pronouncements adopted

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" . The ASU i) simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The if-converted method will be the only permissible method for computing the dilutive effect of the convertible debt instruments. Interest expense no longer includes amortization of debt discount. The Company adopted the guidance of ASU 2020-06 on January 1, 2022, reporting no material impact to the Company's consolidated condensed financial statements or disclosures for the quarter ended March 31, 2022.

Accounting Pronouncements not yet adopted

In March 2022, the FASB issued ASU 2022-02, “2022-02 Financial Instruments-Credit Losses” (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those periods. Early adoption is permitted. The Company will adopt ASU 2022-02 during the first quarter of 2023 and will provide the required disclosures, if determined to be material.

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements annual report on Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.

No other new accounting pronouncements issued but not yet effective have had, or are expected to have, a material impact on the Company’s results of operations or financial position.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

March 31, 2022	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$105,575	$10	$2,504	$103,081
States, municipalities and political subdivisions	107,919	11	6,631	101,299
Special revenue	299,712	59	17,449	282,322
Industrial and miscellaneous	197,950	113	11,254	186,809
Total	$711,156	$193	$37,838	$673,511
(1)
Includes securities at March 31, 2022 with a carrying amount of $20.4 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

Net Realized (Losses) Gains

The proceeds from the sale of debt securities were $3.1 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the three months ended March 31, 2022 and 2021, respectively:

	2022		2021
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$7	$910	$83	$10,431
Total realized losses	(23)	1,685	(3)	642
Net realized (losses) and gains	$(16)	$2,595	$80	$11,073

The table below summarizes the Company’s debt securities at March 31, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$55,378	7.8%	$55,109	8.2%
Due after one year through five years	339,179	47.7%	324,660	48.2%
Due after five years through ten years	233,249	32.8%	214,130	31.8%
Due after ten years	83,350	11.7%	79,612	11.8%
Total	$711,156	100.0%	$673,511	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Debt securities	$2,275	$1,418
Equity securities	—	—
Cash and cash equivalents	16	28
Other investments	230	371
Net investment income	2,521	1,817
Less: Investment expenses	521	524
Net investment income, less investment expenses	$2,000	$1,293

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2022 and December 31, 2021, respectively:

	Less Than Twelve Months			Twelve Months or More
March 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	82	$2,504	$97,916	—	$—	$—
States, municipalities and political subdivisions	113	6,170	87,509	8	461	5,340
Special revenue	446	15,252	217,316	36	2,197	22,707
Industrial and miscellaneous	208	7,014	135,467	55	4,240	36,812
Total fixed maturity securities	849	$30,940	$538,208	99	$6,898	$64,859

	Less Than Twelve Months			Twelve Months or More
December 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	43	$282	$57,420	—	$—	$—
States, municipalities and political subdivisions	98	1,270	80,972	—	—	—
Special revenue	253	3,485	195,450	14	35	1,214
Industrial and miscellaneous	191	2,387	146,746	18	578	11,598
Total fixed maturity securities	585	$7,424	$480,588	32	$613	$12,812

The Company completes a detailed analysis each quarter to assess whether the decline in the fair value of any investment below its cost basis is the result of a credit loss. All available-for-sale securities with unrealized losses are reviewed. The Company considers many factors in completing its quarterly review of securities with unrealized losses for credit-related impairment to determine whether a credit loss exists, including the extent to which fair value is below cost, the implied yield to maturity, rating downgrades of the security and whether or not the issuer has failed to make scheduled principal or interest payments. The Company also takes into consideration information about the financial condition of the issuer and industry factors that could negatively impact the capital markets.

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. For the three months ending March 31, 2022, management concluded that the decline in the fair value was not a result from credit losses but rather as a direct result from the increase in the market interest rates. Therefore, the Company did not have an allowance for credit losses as of March 31, 2022 or December 31, 2021.

Quarterly, the Company considers whether it intends to sell an available-for-sale security or if it is more likely than not that it will be required to sell the security before recovery of its amortized costs. In these instances, a decline in fair value is recognized in net income based on the fair value of the security at the time of assessment, resulting in a new cost basis for the security.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method, with income reported in earnings. The Company also makes passive investments in a Real Estate Investment Trust (“REIT”) and an Insurtech company, which are accounted for using the measurement alternative method, which is reported at cost less impairment (if any), plus or minus changes from observable price changes.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$14,561	$14,561	$23,929	$23,929

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. The Company did not hold any Level 3 assets or liabilities as of March 31, 2022 or December 31, 2021.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

March 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$103,081	$361	$102,720	$—
States, municipalities and political subdivisions	101,299	—	101,299	—
Special revenue	282,322	—	282,322	—
Industrial and miscellaneous	186,809	—	186,809	—
Total investments	$673,511	$361	$673,150	$—

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$73,825	$364	$73,461	$—
States, municipalities and political subdivisions	105,699	—	105,699	—
Special revenue	288,569	—	288,569	—
Hybrid securities	99	—	99	—
Industrial and miscellaneous	201,162	—	201,162	—
Total investments	$669,354	$364	$668,990	$—

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

Certain of our investments in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. For the year ended December 31, 2021, the Company recorded a goodwill impairment following its annual valuation review of approximately $61 million. In addition, in the second quarter of 2021, the Company recognized an impairment in other investments of approximately $1.0 million based on the estimated fair value of the Company's ownership interest. For the quarter-ended March 31, 2022, there were no non-recurring fair value adjustments.

NOTE 4. OTHER COMPREHENSIVE LOSS

The following table is a summary of other comprehensive loss and discloses the tax impact of each component of other comprehensive loss for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(31,770)	$7,437	$(24,333)	$(10,597)	$2,457	$(8,140)
Reclassification adjustment of realized losses (gains) included in net loss	16	(4)	12	(80)	18	(62)
Effect on other comprehensive loss	$(31,754)	$7,433	$(24,321)	$(10,677)	$2,475	$(8,202)

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

Components of the Company’s lease costs for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Amortization of ROU assets - Finance leases	$646	$37
Interest on lease liabilities - Finance leases	249	9
Variable lease cost (cost excluded from lease payments)	186	121
Operating lease cost (cost resulting from lease payments)	353	340
Total lease cost	$1,434	$507

Supplemental cash flow information and non-cash activity related to the Company’s operating and financing leases were as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Finance lease - Operating cash flows	$247	$9
Finance lease - Financing cash flows	$509	$30

Operating lease - Operating cash flows (fixed payments)	$393	$367
Operating lease - Operating cash flows (liability reduction)	$308	$271

Supplemental balance sheet information related to the Company’s operating and financing leases as of March 31, 2022 were as follows (in thousands):

	Balance Sheet Classification	March 31, 2022
Right-of-use assets - operating	Right-of-use lease asset, net	$4,924
Right-of-use assets - finance	Right-of-use lease asset, net	$22,039
Lease liability - operating (1)	Lease liability	$6,400
Lease liability - finance	Lease liability	$24,075

(1) Includes $1.3 million in lease incentives received in the first quarter of 2019.

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

	March 31, 2022	March 31, 2021
Weighted average lease term - Finance leases	8.87 yrs.	3.54 yrs.
Weighted average lease term - Operating leases	6.00 yrs.	6.78 yrs.
Weighted average discount rate - Finance leases	4.2%	6.9%
Weighted average discount rate - Operating leases	5.3%	5.3%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

March 31, 2022
2022 remaining	$3,454
2023	4,545
2024	4,238
2025	3,970
2026	3,990
Thereafter	16,224
Total lease payments	36,421
Less: imputed interest	(5,946)
Present value of lease liabilities	$30,475

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	7,315	7,204
Office furniture and equipment	1,366	1,355
Tenant and leasehold improvements	8,309	8,255
Vehicle fleet	720	720
Total, at cost	30,434	30,257
Less: accumulated depreciation and amortization	(13,290)	(12,831)
Property and equipment, net	$17,144	$17,426

Depreciation and amortization expense for property and equipment was approximately $459,000 and $432,300 for the three months ended March 31, 2022 and 2021, respectively. The Company’s real estate consists of 15 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At March 31, 2022 and December 31, 2021, goodwill was $92.0 million and intangible assets were $54.3 million and $55.9 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2021	$91,959
Goodwill acquired	—
Impairment	—
Balance as of March 31, 2022	$91,959

Management tests goodwill and other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that goodwill or our other intangible assets might be impaired.

Other Intangible Assets

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for each of the respective three-month periods ended March 31, 2022 and 2021 was $1.6 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2022 or 2021.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2022 - remaining	$4,763
2023	$6,351
2024	$6,351
2025	$6,315
2026	$6,114
Thereafter	$23,129
Total	$53,023

NOTE 8. LOSS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Basic loss per share:
Net loss attributable to common stockholders (000's)	$(30,759)	$(5,148)
Weighted average shares outstanding	26,787,379	27,827,804
Basic loss per share:	$(1.15)	$(0.19)

Diluted loss per share:
Net loss attributable to common stockholders (000's)	$(30,759)	$(5,148)
Weighted average shares outstanding	26,787,379	27,827,804
Weighted average dilutive shares	—	—
Total weighted average dilutive shares	26,787,379	27,827,804
Diluted loss per share:	$(1.15)	$(0.19)

The Company had 1,903,039 and 1,629,503 antidilutive shares for the period ended March 31, 2022 and 2021, respectively. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended March 31, 2022 and 2021, the Company allocated ceding commission income of $11.7 million and $11.3 million to policy acquisition costs and $3.9 million and $3.7 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Beginning balance of deferred ceding commission income	$40,405	$39,995
Ceding commission deferred	12,454	13,029
Less: ceding commission earned	(15,614)	(15,033)
Ending balance of deferred ceding commission income	$37,245	$37,991
1.
Deferred ceding commission income is classified in “Accounts payable and other liabilities” on the Company’s condensed consolidated balance sheet.

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Beginning Balance	$93,881	$89,265
Policy acquisition costs deferred	49,992	46,675
Amortization	(53,232)	(47,064)
Ending Balance	$90,641	$88,876

NOTE 11. INCOME TAXES

For the three months ended March 31, 2022 and 2021, the Company recorded an income tax benefit of $10.6 million and $2.6 million, respectively, which corresponds to effective tax rates of 25.7% and 33.2%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences, including disallowed executive compensation deductions which was further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred tax liability:

	March 31, 2022	December 31, 2021
Deferred tax assets:	(In thousands)
Unearned premiums	$20,639	$15,805
Unearned commission	8,718	9,459
Net operating loss	857	1,222
Tax-related discount on loss reserve	4,130	3,872
Stock-based compensation	175	84
Accrued expenses	867	1,182
Leases	814	792
Unrealized losses	9,347	1,913
Consolidated loss limitation	7,949	—
Other	405	472
Total deferred tax asset	53,901	34,801
Deferred tax liabilities:
Deferred acquisition costs	21,218	21,977
Prepaid expenses	193	177
Property and equipment	1,410	1,504
Note discount	102	187
Basis in purchased investments	33	34
Basis in purchased intangibles	13,348	14,550
Internal revenue code 481(a)-Accounting method change	3,312	4,416
Other	1,834	1,382
Total deferred tax liabilities	41,450	44,227
Net deferred tax asset (liability)	$12,451	$(9,426)

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2018 through 2021.

At March 31, 2022 and December 31, 2021, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

Purchasing a sufficient amount of reinsurance to cover catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of the Company’s risk strategy. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies the Company writes to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss.

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

For a detailed discussion of the Company’s 2021-2022 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2021 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Premium written:
Direct	$283,196	$274,181
Ceded	(47,131)	(54,617)
Net	$236,066	$219,564
Premiums earned:
Direct	$287,368	$270,411
Ceded	(134,439)	(128,212)
Net	$152,929	$142,199
Loss and Loss Adjustment Expenses
Direct	$199,668	$125,495
Ceded	(59,630)	(27,585)
Net	$140,038	$97,909

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance, beginning of period	$590,166	$659,341
Less: reinsurance recoverable on unpaid losses	301,757	397,688
Net balance, beginning of period	288,409	261,653
Incurred related to:
Current year	137,626	99,504
Prior years	2,412	(1,595)
Total incurred	140,038	97,909
Paid related to:
Current year	39,628	25,826
Prior years	77,136	62,266
Total paid	116,764	88,092
Net balance, end of period	311,683	271,470
Plus: reinsurance recoverable on unpaid losses	276,737	366,412
Balance, end of period	$588,420	$637,882

As of March 31, 2022, the Company reported $311.7 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $319.4 million attributable to IBNR net of reinsurance recoverable, or 74.4% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

As of March 31, 2022, the Company had $11.7 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $101,560 and net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended March 31, 2022 and 2021, the Company made interest payments, net of affiliated Convertible Notes of approximately $630,650 and $687,750, on the Convertible Notes, respectively.

In January 2022, the Company reacquired and retired $11.7 million of its outstanding Convertible Senior Notes. Payment was made in cash and the Convertible Notes were retired at the time of repurchase. In addition, the Company expensed $242,700 which was the proportionate amount of the unamortized issuance and debt discount costs associated with this repurchase.

Senior Secured Credit Facility

The Company is party to a five-year, $150.0 million credit agreement (as amended from time to time, the “Credit Agreement”) with a syndicate of lenders.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. On December 31, 2021, there was $69.1 million in aggregate principal outstanding on the Term Loan Facility. As of March 31, 2022, there was $68.3 million in aggregate principal outstanding on the Term Loan Facility.

For the three months ended March 31, 2022 and 2021, the Company made principal and interest payments of approximately $1.4 million and $2.6 million, respectively on the Term Loan Facility.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of December 31, 2021, the Company had no borrowings and no letters of credit outstanding under the Revolving Credit Facility. As of March 31, 2022, the Company had $15.0 million of borrowings and a $7.5 million letter of credit outstanding under the Revolving Credit Facility. For the three months ended March 31, 2022 and March 31, 2021, the Company made interest payments of $100,908 and $116,805 under the Revolving Credit Facility, respectively.

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

At March 31 2022, the effective interest rate on for the Term Loan Facility and Revolving Credit Facility was 3.0% and 3.19%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments towards the loan. For each of the respective three-month periods ended March 31, 2022 and 2021, the Company made principal and interest payments of approximately $223,200 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of March 31, 2022, the fair value of the collateralized securities was $22.2 million and the equity investment in FHLB common stock was $1.2 million. For each of the three months ended March 31, 2022, and 2021, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $150,160. As of March 31, 2022, and December 31, 2021, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $221,800 and $215,900, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(in thousands)
Convertible debt	$11,779	$23,413
Mortgage loan	11,440	11,521
Credit loan facility	68,250	69,125
Revolving credit facility	15,000	—
FHLB loan agreement	19,200	19,200
Total principal amount	$125,669	$123,259
Deferred finance costs	$1,980	$2,502
Total long-term debt	$123,689	$120,757

As of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Credit Agreement, Convertible Notes indenture, cash borrowings and other loans. The Company’s ability to secure future debt financing depends, in part, on its ability to remain in such compliance. Provided there is no default or an event of default, the Company is permitted to pay out dividends in an aggregate amount not to exceed $10.0 million in any fiscal year.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that the Company is subject to with respect to its long-term debt.

The schedule of principal payments on long-term debt as of March 31, 2022 is as follows:

Year	Amount
(In thousands)
2022 remaining	$2,867
2023	23,039
2024	4,292
2025	5,624
2026	68,331
Thereafter	21,516
Total	$125,669

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of March 31, 2022 and December 31, 2021:

Description	March 31, 2022	December 31, 2021
	(In thousands)
Deferred ceding commission	$37,245	$40,406
Outstanding claims checks	3,978	—
Accounts payable and other payables	7,498	10,086
Accrued interest and issuance costs	393	735
Accrued dividends	1,621	1,634
Premium tax	—	871
Other liabilities	548	195
Commission payables	13,372	17,598
Total other liabilities	$64,655	$71,525

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $294.5 million at March 31, 2022 and $302.1 million at December 31, 2021. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At March 31, 2022, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2022 and 2021.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended March 31, 2022 and 2021, the Company paid agency commission to Comegys of approximately $458,720 and $309,800, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2022 and 2021, the contributions made to the plan on behalf of the participating employees were approximately $396,600 and $322,200, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended March 31, 2022 and 2021, the Company incurred medical premium costs including the new 2021-2022 healthcare premiums, of $1.2 million and $990,100, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2022, the Company had 26,444,720 shares of common stock outstanding, 11,257,855 treasury shares of common stock and 655,268 unvested restricted common stock with accrued dividends reflecting total paid-in capital of $333.2 million as of such date.

As more fully disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2021, there were, 26,753,511 shares of common stock outstanding, 10,536,737 treasury shares of common stock and 283,092 unvested shares of restricted common stock, representing $332.8 million of additional paid-in capital.

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

Stock Repurchase Program

On December 19, 2021, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2021, for the purpose or repurchasing up to an aggregate of $25.0 million of Common Stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2022 (the "New Share Repurchase Plan"). As of March 31, 2022, the Company repurchased in aggregate 721,118 shares of its common stock under its repurchase program for $5.0 million.

At March 31, 2022, the Company has the capacity under the New Share Repurchase Plan to repurchase $20.0 million of its common shares until December 31, 2022.

Dividends

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

NOTE 21. STOCK-BASED COMPENSATION

Common, Restricted and Performance-based Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants. The Plan allows for a variety of equity awards including stock options, restricted stock awards and performance-based awards.

At March 31, 2022 there were 473,557 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

Effective January 1, 2022, the Board of Directors approved the recommendations made by the Compensation Committee to revise the non-employee director compensation policy to provide that: (i) each non‐ employee director of the Company is entitled to an annual cash fee of $125,000, payable quarterly; (ii) each member of a committee of the Board is entitled to an additional annual cash fee of $2,500; (iii) each chair of a committee of the Board is entitled to an additional $5,000 annual cash fee; (iv) the chair of the Board, to the extent the chair is a non‐employee director, is entitled to an additional annual cash fee of $20,000; and (v) each non‐employee director of the Company is granted annually a number of shares of restricted stock with a value equal to $40,000 at the date of issuance, a grant date of the date of the annual meeting of stockholders of the Company and which restricted stock will vest on the earlier of the one‐year anniversary of the date of issuance and the day immediately prior to the date of the following year’s annual meeting of stockholders of the Company.

In January 2022, the Company awarded to non-employee directors in aggregate 21,768 shares of restricted stock with a fair value at the time of grant of $5.88 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.

During the 2022 first quarter, the Company awarded 3,636 and 115,327 shares of time-based restricted stock with at the time of grant a fair value of $5.50 and $6.72 per share, respectively to certain employees. The time-based restricted stock will vest in two and three year equal installments on December 27, 2022, 2023 and 2024, respectively. In addition, the Company awarded 10,909 shares and 245,536 of performance-based restricted stock with at the time grant a fair value of $5.50 and $6.72 per share, respectively. The performance-based restricted stock has a three-year performance period beginning on January 1, 2022 and ending on December 31, 2024 and will vest following the end of the performance period but no later than March 5, 2025.

For the performance-based restricted stock the numbers of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted Stock

The Company has also granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employee’s vest in equal installments generally over a two to five year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards granted prior to 2021 have the right to receive dividends; dividends accrue but are not paid until vesting for recipients of restricted stock awards granted 2021 and thereafter.

Restricted stock activity for the three months ended March 31, 2022 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	140,731	6.56
Vested	(15,151)	5.88
Canceled and surrendered	(9,849)	5.88
Non-vested, at March 31, 2022	655,268	$7.82

Awards are being amortized to expense over the two to five-year vesting period. The Company recognized $505,730 and $260,000 of compensation expense for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $89,000. For the comparable period of 2021, 25,000 shares were vested and released of which 12,500 shares were withheld by the Company to cover withholding taxes of $127,000.

At March 31, 2022, there was approximately $1.6 million unrecognized expense related to time-based non-vested restricted stock and an additional $1.7 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2021, there was $2.0 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at March 31, 2022 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	25,000	16.35	0.75
September 3, 2018	5,000	10.60	0.25
April 24, 2020	127,837	10.43	2.00
September 21, 2020	37,349	10.71	2.00
January 4, 2021	62,906	6.89	2.00
January 1, 2022	21,768	5.88	0.25
March 3, 2022	14,545	5.50	2.88
March 16, 2022	360,863	6.72	2.88
	655,268

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2022.

On May 4, 2022, the Company and its subsidiary guarantors amended the Credit Agreement by entering into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.

Pursuant to the Sixth Amendment, the consolidated fixed charge coverage ratio included in the Credit Agreement will be calculated based on the Company’s consolidated tangible net worth, rather than the Company’s consolidated net worth as was required under the existing Credit Agreement. Specifically, the Sixth Amendment provides that, effective as of March 31, 2022 and for future fiscal quarters, the Company’s consolidated tangible net worth as of the end of a fiscal quarter may not be less than the sum of (1) $162,333,750, plus (2) 25% of the sum of the positive consolidated net income of the Company and its subsidiaries with respect to each full fiscal quarter, plus (3) 100% of the net cash proceeds of certain equity issuance transactions of the Company and its subsidiaries. All other material terms of the Credit Agreement remained unchanged.

On May 5, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2022 to stockholders of record as of June 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

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

Recent Developments

COVID-19 and Other Matters

We continue to monitor the short- and long-term impacts of the COVID-19 virus and its variants. For the quarter ended March 31, 2022, we saw negligible impact to our business. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. The majority of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. We could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition. Changes in the cost of materials and labor for home repairs can influence our loss costs associated with claims.

While we acknowledge uncertainties associated with future economic conditions, we do not expect a material impact to our business going forward. We will continue to monitor economic conditions and, in the case of a prolonged economic slowdown as a result of COVID-19, will take necessary actions to mitigate any negative impacts to our business, operations or financial results.

Financial Results for the first quarter of 2022

•
Net loss for the quarter was $30.8 million, or $1.15 per share, up from net loss of $5.1 million or $0.19 per share in the prior year quarter.
•
Book value per share of $10.65, on March 31, 2022 was down 16.9% from December 31, 2021. The decrease is attributable to underwriting losses in the first quarter 2022 coupled with unrealized losses on the Company’s available-for-sale fixed income securities portfolio. The unrealized losses were unrelated to credit risk but were primarily due to the sharp first-quarter decline in bond prices in a higher interest rate environment.
•
Gross premiums earned of $287.4 million, up 6.3% from $270.4 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months.
•
Gross premiums written of $283.2 million, up 3.3% from the prior year quarter, with intentional exposure-management and re-underwriting efforts resulting in a 4.0% reduction in Florida, offset by growth of 11.4% in other regions.
•
Premiums in force of $1.2 billion, up 4.7% from first quarter 2021.
•
Net current accident year weather losses of $63.8 million, up substantially from $31.4 million in the prior year quarter. Current accident year weather losses include $45.0 million of net current accident quarter catastrophe losses, up from $15.4 million in the prior year quarter, and $18.8 million of other weather losses, up from $16.1 million in the prior year quarter.
•
Total capital returned to shareholders of $6.7 million, representing a $0.06 per share regular quarterly dividend and repurchase of 721,118 shares of stock.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$283,196	$274,181	$9,015	3.3%
Change in gross unearned premiums	4,172	(3,770)	7,942	(210.7)%
Gross premiums earned	287,368	270,411	16,957	6.3%
Ceded premiums	(134,439)	(128,212)	(6,227)	4.9%
Net premiums earned	152,929	142,199	10,730	7.5%
Net investment income	2,000	1,293	707	54.7%
Net realized gains	(16)	80	(96)	NM
Other revenue	3,695	3,671	24	0.7%
Total revenue	$158,608	$147,243	$11,365	7.7%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $283.2 million, up 3.3% year-over-year, reflecting a 4.0% intentional exposure management related reduction in Florida that was offset by11.4% growth in other states. Rate increases meaningfully benefited written premiums throughout the book of business. The reduction in Florida gross written premium reflects our strategy to manage our Florida total insurance value ("TIV") and attritional loss ratios by controlling renewals and new business written.

Premiums-in-force were $1.2 billion in first quarter 2022, up 4.7% from first quarter 2021, while policies-in-force were down 5.5%, with the delta largely stemming from rate increases. Policies-in-force were 559,496, a 5.5% reduction from 591,924 policies at first quarter 2021. The reduction in policies in force from the second quarter of 2021 reflects our exposure management initiatives.

Gross premiums earned

Gross premiums earned were $287.4 million in first quarter 2022, up 6.3% from $270.4 million in the prior year quarter. The increase reflects higher gross premiums written over the last twelve months.

Ceded premiums

Ceded premiums were $134.4 million in first quarter 2022, up 4.9% from $128.2 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by an increase in TIV for the respective reinsurance contract periods.

Net premiums earned

Net premiums earned were $152.9 million in first quarter 2022, up 7.5% from $142.2 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $2.0 million in first quarter 2022, compared to $1.4 million in the prior year quarter. The increase is primarily due to higher balances in our fixed income portfolio than the prior year quarter.

Other revenue

Other revenue was $3.7 million in first quarter 2022, relatively flat when compared to the prior year quarter.

Total revenue

Total revenue was $158.6 million in first quarter 2022, up 7.7% from $147.2 million in the prior year quarter. The increase primarily stems from higher net premiums earned, as described above.

	For the Three Months Ended March 31,
(Unaudited)	2022	2021	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	140,038	97,909	42,129	43.0%
Policy acquisition costs	38,257	35,366	2,891	8.2%
General and administrative expenses	19,724	19,800	(76)	(0.4)%
Total operating expenses	198,019	153,075	44,944	29.4%

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $140.0 million in first quarter 2022, up 43.0% from $97.9 million in the prior year quarter. The increase stems from higher net weather losses, as described above.

Policy acquisition costs

Policy acquisition costs were $38.3 million in first quarter 2022, up 8.2% from $35.4 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written and is partially offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $19.7 million in first quarter 2022, relatively flat when compared to the prior year quarter.

	For the Three Months Ended March 31,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands, except per share amounts)
Operating loss	(39,411)	(5,832)	(33,579)	575.8%
Interest expense, net	1,972	1,878	94	5.0%
Loss before income taxes	(41,383)	(7,710)	(33,672)	436.8%
Benefit for income taxes	(10,624)	(2,562)	(8,062)	314.6%
Net loss	$(30,759)	$(5,148)	$(25,611)	497.5%
Basic net loss per share	$(1.15)	$(0.19)	$(0.96)	NM
Diluted net loss per share	$(1.15)	$(0.19)	$(0.96)	NM

Interest expense, net

Net interest expense was $2.0 million in the first quarter of 2022, relatively flat quarter-over-quarter.

Benefit for income taxes

Benefit for income taxes was $10.6 million in first quarter 2022 compared to $2.6 million in the prior year quarter. The effective tax rate was 25.7% in first quarter 2022, 7.6 points below the prior year quarter’s 33.2% rate. The lower effective tax rate relates to the impact of permanent tax differences on projected results of operations for the calendar year. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net loss

First quarter 2022 net loss was $30.8 million ($1.15 loss per share), up from net loss of $5.2 million ($0.19 loss per share) in the prior year quarter. The year-over-year change primarily stems from a larger underwriting loss driven by significantly higher weather losses, which was partly offset by growth in net earned premium, as described above.

Ratios

	For the Three Months Ended March 31,
(Unaudited)	2022	2021
Ceded premium ratio	46.8%	47.4%

Net loss and LAE ratio	91.6%	68.9%
Net expense ratio	37.9%	38.8%
Net combined ratio	129.5%	107.7%

Ceded premium ratio

The ceded premium ratio was 46.8% in first quarter 2022, down 0.6 points from 47.4% in the prior year quarter, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums.

Net loss and LAE ratio

The net loss and LAE ratio was 91.6% in first quarter 2022, up 22.7 points from 68.9% in the prior year quarter, driven by higher weather losses compared to the prior year quarter, which was partly offset by the 7.5% increase in net premiums earned.

Net expense ratio

The net expense ratio was 37.9% in first quarter 2022, relatively flat compared to 38.8% in the prior year quarter.

Net combined ratio

The net combined ratio was 129.5% in first quarter 2022, up 21.8 points from 107.7% in the prior year quarter. The increase primarily stems from a higher net loss and LAE ratio with a relatively flat net expense ratio.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of March 31, 2022, we had $286.2 million of cash and cash equivalents and $689.5 million in investments, compared to $359.3 million and $694.7 million, respectively, as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the timing of reinsurance payments for our catastrophe excess of loss ("XOL") program.

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

Cash Flows

	For the Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,206)	$39,227	$(78,433)
Investing activities	(27,648)	(73,664)	46,016
Financing activities	(4,312)	(3,749)	(563)
Net (decrease) increase in cash and cash equivalents	$(71,166)	$(38,186)	$(32,980)

Operating Activities

Net cash used in operating activities was $39.2 million for the three months ended March 31, 2022 compared to net cash provided by operating activities of $39.2 million for the comparable period in 2021. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first three months of 2022 compared to the first three months of 2021.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $27.6 million as compared to net cash used in investing activities of $73.7 million for the comparable period in 2021. The change in cash used in investing activities relates primarily to allocations of funds for investment in each period. Strategic sales of investments to yield realized gains in 2020 produced proceeds which were invested in early 2021.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $4.3 million, as compared to cash used in financing activities of $3.7 million for the comparable period in 2021. While net cash used in financing activities was relatively flat from the prior year quarter, we drew $15 million from our Revolving Credit Facility (defined below) to purchase and retire $11.7 million of Convertible Notes (defined below) during the first quarter of 2022, as described in Note 14.

Credit Facilities

The Company is party to a Credit Agreement by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), Regions Bank, as Administrative Agent and Collateral Agent, BMO Harris Bank N.A., as Syndication Agent, Hancock Whitney Bank and Canadian Imperial Bank of Commerce, as Co-Documentation Agents, and Regions Capital Markets and BMO Capital Markets Corp., as Joint Lead Arrangers and Joint Bookrunners (as amended from time to time, the “Credit Agreement”).

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. As of March 31, 2022, there was $68.3 million in aggregate principal outstanding on the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of March 31, 2022, we had $15 million in borrowings and a $7.5 million letters of credit outstanding under the Revolving Credit Facility.

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to LIBOR (based on one, two, three or six-month interest periods), adjusted for statutory reserve requirements, plus an applicable margin or (2) a base rate determined by reference to the greatest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the LIBOR index rate applicable for an interest period of one month plus 1.00%, plus an applicable margin. The Credit Agreement provides for mechanisms for the transition away from LIBOR as a benchmark interest rate and replacement of LIBOR with an alternative benchmark rate.

The applicable margin for loans under the Credit Facilities varies from 2.5% per annum to 3.0% per annum (for LIBOR loans) and 1.5% to 2.0% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2022, the borrowing under our Credit Facilities were accruing interest at a rate of 3.0 % per annum.

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.50 to 1.00 (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of March 31, 2022, there was $11.7 million principal amount of outstanding Convertible Notes.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the three months ended March 31, 2022, we reassessed our critical accounting policies and estimates as disclosed within our 2021 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.758 years and 3.744 years at March 31, 2022 and 2021, and 3.903 years at December 31, 2021. As interest rates continue to rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

On July 28, 2021, the Company amended its Credit Agreement to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate for its indebtedness under the Credit Agreement and replace LIBOR with an alternative benchmark rate.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2022.

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

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its annual report on Form 10-K for the year ended December 31, 2021 filed on March 14, 2022. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we purchased 721,118 shares of common stock for an aggregate of $5.0 million under out stock repurchase program. In addition, we acquired 9,849 shares of common stock for a total cost of $89,000 during the quarter ended March 31, 2022 that were not part of the publicly announced stock repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations with the vesting of restricted stock awards.

A summary of our common stock repurchases during the quarter ended March 31, 2022, is set forth in the table below (in thousands, except shares and price per share):

	Total Number of Shares Purchased	Average Price (1) Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2022	9,849	$5.88	—	$25,000
February 1 - February 29, 2022	—	$—	—	$25,000
March 1 - March 31, 2022	721,118	$6.93	721,118	$20,000
Total	730,967		721,118
(1)
Represents the balance before commission and fees at the end of each period.
(2)
Effective December 31, 2021, the Board of Directors established a new share repurchase program. The new share repurchase program, which commenced on December 31, 2021, allows the Company to repurchase up to an aggregate of $25.0 million of Common Stock, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors, in such manner as will comply with the terms of applicable federal and state securities laws and regulations, at any time or from time to time on or prior to December 31, 2022.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On May 4, 2022, the Company and its subsidiary guarantors amended the Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.

Pursuant to the Sixth Amendment, the consolidated fixed charge coverage ratio included in the Credit Agreement will be calculated based on the Company’s consolidated tangible net worth, rather than the Company’s consolidated net worth as was required under the existing Credit Agreement. Specifically, the Sixth Amendment provides that, effective as of March 31, 2022 and for future fiscal quarters, the Company’s consolidated tangible net worth as of the end of a fiscal quarter may not be less than the sum of (1) $162,333,750, plus (2) 25% of the sum of the positive consolidated net income of the Company and its subsidiaries with respect to each full fiscal quarter, plus (3) 100% of the net cash proceeds of certain equity issuance transactions of the Company and its subsidiaries. All other material terms of the Credit Agreement remained unchanged.

The above summary description of the Sixth Amendment is subject to, and qualified in its entirety by reference to, the Sixth Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference herein.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information contained in Item 1.01 is hereby incorporated into this Item 2.03 by reference thereto.

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
4.2

Indenture, dated as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 16, 2017)

10.1*

Sixth Amendment to Credit Agreement, dated May 4, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 9, 2022	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 9, 2022	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)