Form 10-Q
period 2022-06-30
Heritage Insurance Holdings, Inc.
filed 2022-08-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on August 2, 2022 was 26,569,096.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (iii) business and risk management strategies, including acquisitions, strategic investments and risk diversification; (iv) our estimates with respect to tax and accounting matters including the impact on our financial statements; (v) future dividends, if any; (vi) our expectations related to our financing activities; (vii) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (viii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements and the source of funds needed to fund our business and risk management strategies; (ix) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (x) our ability to successfully mitigate the effects of inflation on our business; (xi) our intentions with respect to our credit risk investments; (xii) the future impact of the COVID-19 pandemic; and (xiii) the potential effects of our current legal proceedings.

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
•
disruptions to our independent distribution agency channel;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $689,163 and $675,245)	$635,458	$669,354
Equity securities, at fair value, (cost $1,514 and $1,415)	1,514	1,415
Other investments, net	17,352	23,929
Total investments	654,324	694,698
Cash and cash equivalents	290,932	359,337
Restricted cash	5,416	5,415
Accrued investment income	3,215	3,167
Premiums receivable, net	81,277	71,925
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	289,106	269,391
Prepaid reinsurance premiums	468,748	265,873
Income tax receivable	13,281	11,739
Deferred income tax asset, net	9,762	—
Deferred policy acquisition costs, net	99,468	93,881
Property and equipment, net	19,622	17,426
Right-of-use lease asset, net	26,047	27,753
Intangibles, net	52,751	55,926
Goodwill	—	91,959
Other assets	15,956	12,272
Total Assets	$2,029,905	$1,980,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$553,909	$590,166
Unearned premiums	655,351	590,419
Reinsurance payable	375,284	191,728
Long-term debt, net	122,990	120,757
Deferred income tax liability, net	—	9,426
Advance premiums	37,827	24,504
Accrued compensation	7,730	8,014
Lease liability	29,647	31,172
Accounts payable and other liabilities	66,621	71,525
Total Liabilities	$1,849,359	$1,637,711

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 26,569,096 shares issued and 26,544,096 outstanding at June 30, 2022 and 26,803,511 shares issued and 26,753,511 outstanding at December 31, 2021	3	3
Additional paid-in capital	333,747	332,797
Accumulated other comprehensive loss, net of taxes	(41,194)	(4,573)
Treasury stock, at cost, 11,257,855 and 10,536,737 shares at June 30, 2022 and December 31, 2021	(128,557)	(123,557)
Retained earnings	16,547	138,381
Total Stockholders' Equity	180,546	343,051
Total Liabilities and Stockholders' Equity	$2,029,905	$1,980,762

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
REVENUES:
Gross premiums written	$365,284	$337,700	$648,480	$611,881
Change in gross unearned premiums	(69,073)	(52,054)	(64,901)	(55,824)
Gross premiums earned	296,211	285,646	583,579	556,057
Ceded premiums earned	(137,940)	(139,147)	(272,379)	(267,359)
Net premiums earned	158,271	146,499	311,200	288,698
Net investment income	2,163	956	4,163	2,249
Net realized losses	(102)	(1,000)	(118)	(920)
Other revenue	3,438	3,742	7,133	7,414
Total revenues	163,770	150,197	322,378	297,441
EXPENSES:
Losses and loss adjustment expenses	101,522	100,834	241,560	198,743
Policy acquisition costs, net of ceding commission income (1)	38,375	37,833	76,632	73,199
General and administrative expenses, net of ceding commission income(2)	17,466	15,520	37,190	35,320
Goodwill impairment	91,959	—	91,959	—
Total expenses	249,322	154,187	447,341	307,262
Operating Loss	(85,552)	(3,990)	(124,963)	(9,821)
Interest expense, net	1,751	1,925	3,723	3,803
Loss before income taxes	(87,303)	(5,915)	(128,686)	(13,624)
Provision (benefit) for income taxes	563	(1,965)	(10,061)	(4,527)
Net loss	$(87,866)	$(3,950)	$(118,625)	$(9,097)
OTHER COMPREHENSIVE LOSS
Change in net unrealized losses on investments	(16,161)	3,625	(47,932)	(6,972)
Reclassification adjustment for net realized investment losses (gains)	102	(22)	118	(102)
Income tax benefit (expense) related to items of other comprehensive losses (gains)	3,759	(835)	11,193	1,640
Total comprehensive loss	$(100,166)	$(1,182)	$(155,246)	$(14,531)
Weighted average shares outstanding
Basic	26,453,456	27,904,923	26,620,418	27,866,364
Diluted	26,453,456	27,904,923	26,620,418	27,866,364
Loss per share
Basic	$(3.32)	$(0.14)	$(4.46)	$(0.33)
Diluted	$(3.32)	$(0.14)	$(4.46)	$(0.33)

(1)
Policy acquisition costs includes $11.5 million and $23.2 million of ceding commission income for the three and six months ended June 30, 2022 and $11.9 million and $23.2 million for the three and six months of June 30, 2021, respectively.
(2)
General and administration includes $3.9 million and $7.7 million of ceding commission income for the three and six months ended June 30, 2022 and $3.9 million and $7.6 million for the three and six months ended June 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766
Net unrealized change in investments, net of tax	—	—	—	—	—	(12,300)	(12,300)
Adjustment to shares tendered for income taxes withholding	—	—	31	—	—	—	31
Issued restricted stock	99,376	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	503	—	—	—	503
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,588)	—	—	(1,588)
Net loss	—	—	—	(87,866)	—	—	(87,866)
Balance at June 30, 2022	26,544,096	$3	$333,747	$16,547	$(128,557)	$(41,194)	$180,546

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448
Net unrealized change in investments, net of tax	—	—	—	—	—	2,768	2,768
Stock-based compensation on restricted stock	—	—	287	—	—	—	287
Issued restricted stock	42,018	—	—	—	—	—	—
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(3,950)	—	—	(3,950)
Balance at June 30, 2021	27,946,941	$3	$332,287	$207,325	$(115,365)	$623	$424,873

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(118,625)	$(9,097)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,008	547
Bond amortization and accretion	1,745	1,960
Amortization of original issuance discount on debt	776	830
Goodwill impairment	91,959	—
Depreciation and amortization	4,100	4,042
Allowance for bad debt	4	111
Net realized investment gains	118	(102)
Net change for unrealized losses in other investments	—	1,022
Deferred income taxes	(7,995)	2,780
Changes in operating assets and liabilities:
Accrued investment income	(48)	(265)
Premiums receivable, net	(9,356)	(6,288)
Prepaid reinsurance premiums	(202,875)	(170,812)
Reinsurance recoverable on paid and unpaid claims	(19,715)	40,119
Income taxes receivable	(1,542)	(7,776)
Deferred policy acquisition costs, net	(5,587)	(6,702)
Right of use leased asset	1,706	(22,889)
Other assets	(3,684)	(4,313)
Lease incentives	1,622	1,470
Unpaid losses and loss adjustment expenses	(36,257)	(33,362)
Unearned premiums	64,932	55,894
Reinsurance payable	183,556	230,865
Accrued interest	95	(210)
Accrued compensation	(284)	(585)
Advance premiums	13,323	18,357
Operating lease liabilities	(1,525)	23,685
Other liabilities	(4,986)	(14,879)
Net cash (used in) provided by operating activities	(47,535)	104,402
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	43,188	84,902
Purchases in other investments	(7,500)	—
Fixed maturity securities purchases	(58,969)	(176,381)
Return of capital in other investments	14,077	784
Equity securities reinvestments of dividends	(99)	—
Leasehold improvements	(3,358)	(1,470)
Cost of property and equipment acquired	(1,385)	(747)
Net cash used in investing activities	(14,046)	(92,912)
FINANCING ACTIVITIES
Repayment of term note	(1,750)	(1,875)
Mortgage loan payments	(160)	(152)
Draw from revolver	15,000	—
Repurchase of convertible notes	(11,633)	—
Purchase of treasury stock	(5,000)	—
Tax withholdings on share-based compensation awards	(58)	(127)
Dividends paid	(3,222)	(3,349)
Net cash used in financing activities	(6,823)	(5,503)
(Decrease) increase in cash, cash equivalents, and restricted cash	(68,404)	5,987
Cash, cash equivalents and restricted cash, beginning of period	364,752	446,383
Cash, cash equivalents and restricted cash, end of period	$296,348	$452,370
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$5,885	$489
Interest paid	$2,273	$2,721

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$290,932	$359,337
Restricted cash	5,416	5,415
Total	$296,348	$364,752

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

Accounting Pronouncements adopted

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" . The ASU i) simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The if-converted method will be the only permissible method for computing the dilutive effect of the convertible debt instruments. Interest expense no longer includes amortization of debt discount. The Company adopted the guidance of ASU 2020-06 on January 1, 2022, reporting no material impact to the Company's consolidated condensed financial statements or disclosures.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

June 30, 2022	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$102,663	$—	$3,203	$99,460
States, municipalities and political subdivisions	105,378	4	9,561	95,821
Special revenue	296,842	22	25,172	271,692
Industrial and miscellaneous	184,280	28	15,823	168,485
Total	$689,163	$54	$53,759	$635,458
(1)
Includes securities at June 30, 2022 with a carrying amount of $28.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

Net Realized (Losses) Gains

The proceeds from the sale of debt securities for the three and six months ended June 30, 2022 and 2021 were $5.9 million and $9.0 million and $15.1 million and $29.5 million, respectively.

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the three and six months ended June 30, 2022 and 2021, respectively:

	2022		2021
Three Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$28	$1,291	$22	$12,464
Total realized losses	(130)	4,546	—	175
Net realized (losses) and gains	$(102)	$5,837	$22	$12,639

	2022		2021
Six Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$32	$2,336	$105	$22,895
Total realized losses	(150)	6,096	(3)	817
Net realized (losses) and gains	$(118)	$8,432	$102	$23,712

The table below summarizes the Company’s debt securities at June 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$53,698	8%	$53,190	8%
Due after one year through five years	336,935	49%	316,690	50%
Due after five years through ten years	222,938	32%	195,700	31%
Due after ten years	75,592	11%	69,878	11%
Total	$689,163	100%	$635,458	100%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Debt securities	$2,428	$1,760	$4,703	$3,178
Equity securities	—	—	—	—
Cash and cash equivalents	144	27	160	54
Other investments	82	216	312	588
Net investment income	2,654	2,003	5,175	3,820
Less: Investment expenses	491	1,047	1,012	1,571
Net investment income, less investment expenses	$2,163	$956	$4,163	$2,249

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2022 and December 31, 2021, respectively:

	Less Than Twelve Months			Twelve Months or More
June 30, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	93	$3,203	$99,221	—	$—	$—
States, municipalities and political subdivisions	114	8,972	84,638	8	589	5,202
Special revenue	468	21,921	209,925	42	3,251	24,998
Industrial and miscellaneous	231	9,684	128,596	59	6,139	37,668
Total fixed maturity securities	906	$43,779	$522,380	109	$9,980	$67,868

	Less Than Twelve Months			Twelve Months or More
December 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	43	$282	$57,420	—	$—	$—
States, municipalities and political subdivisions	98	1,270	80,972	—	—	—
Special revenue	253	3,485	195,450	14	35	1,214
Industrial and miscellaneous	191	2,387	146,746	18	578	11,598
Total fixed maturity securities	585	$7,424	$480,588	32	$613	$12,812

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. For the three and six months ending June 30, 2022, management concluded that the decline in the fair value was not a result of credit losses but rather as a direct result from the increase in the market interest rates. Therefore, the Company did not have an allowance for credit losses as of June 30, 2022 or December 31, 2021.

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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs - Equity Method	$3,785	$3,785	$3,852	$3,852
Investments in non-consolidated VIEs - Amortized Cost	$8,490	$8,490	$15,000	$15,000
Investments in non-consolidated VIEs - Measure Alternative	$5,077	$5,077	$5,077	$5,077
Total non-consolidated VIEs	$17,352	$17,352	$23,929	$23,929

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. The Company did not hold any Level 3 assets or liabilities as of June 30, 2022 or December 31, 2021.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$99,460	$—	$99,460	$—
States, municipalities and political subdivisions	95,821	—	95,821	—
Special revenue	271,692	—	271,692	—
Industrial and miscellaneous	168,485	—	168,485	—
Total investments	$635,458	$—	$635,458	$—

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$73,825	$364	$73,461	$—
States, municipalities and political subdivisions	105,699	—	105,699	—
Special revenue	288,569	—	288,569	—
Hybrid securities	99	—	99	—
Industrial and miscellaneous	201,162	—	201,162	—
Total investments	$669,354	$364	$668,990	$—

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

Certain of our investments in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. For the year ended December 31, 2021, the Company recorded a goodwill impairment following its annual valuation review of approximately $61 million. In addition, in the second quarter of 2021, the Company recognized an impairment in other investments of approximately $1.0 million based on the estimated fair value of the Company's ownership interest. During the second quarter of 2022, Management concluded that it had a full impairment of its goodwill and that its carrying value of $92.0 million should be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) our market cap was below book value.

NOTE 4. OTHER COMPREHENSIVE LOSS

The following table is a summary of other comprehensive loss and discloses the tax impact of each component of other comprehensive loss for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(16,161)	$3,783	$(12,378)	$3,625	$(840)	$2,785
Reclassification adjustment of realized losses (gains) included in net loss	102	(24)	78	(22)	5	(17)
Effect on other comprehensive loss	$(16,059)	$3,759	$(12,300)	$3,603	$(835)	$2,768

	For the Six Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(47,932)	$11,220	$(36,712)	$(6,972)	$1,616	$(5,356)
Reclassification adjustment of realized losses (gains) included in net loss	118	(27)	91	(102)	24	(78)
Effect on other comprehensive loss	$(47,814)	$11,193	$(36,621)	$(7,074)	$1,640	$(5,434)

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

Components of the Company’s lease costs for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Amortization of ROU assets - Finance leases	$646	$637
Interest on lease liabilities - Finance leases	246	252
Variable lease cost (cost excluded from lease payments)	185	140
Operating lease cost (cost resulting from lease payments)	352	339
Total lease cost	$1,429	$1,368

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Amortization of ROU assets - Finance leases	$1,292	$674
Interest on lease liabilities - Finance leases	495	261
Variable lease cost (cost excluded from lease payments)	426	261
Operating lease cost (cost resulting from lease payments)	705	679
Total lease cost	$2,919	$1,875

Supplemental cash flow information and non-cash activity related to the Company’s operating and financing leases were as follows (in thousands):

	At June 30, 2022	At June 30, 2021
Finance lease - Operating cash flows	$493	$18
Finance lease - Financing cash flows	$1,022	$61

Operating lease - Operating cash flows (fixed payments)	$792	$746
Operating lease - Operating cash flows (liability reduction)	$625	$554

Supplemental balance sheet information related to the Company’s operating and financing leases as of June 30, 2022 were as follows (in thousands):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Right-of-use assets - operating	Right-of-use lease asset, net	$4,654	$5,035
Right-of-use assets - finance	Right-of-use lease asset, net	$21,393	$22,718
Lease liability - operating	Lease liability	$6,084	$6,551
Lease liability - finance	Lease liability	$23,563	$24,621

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

	June 30, 2022	June 30, 2021
Weighted average lease term - Finance leases	8.63 yrs.	9.62 yrs.
Weighted average lease term - Operating leases	5.86 yrs.	6.60 yrs.
Weighted average discount rate - Finance leases	4.2%	4.2%
Weighted average discount rate - Operating leases	5.4%	5.3%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

June 30, 2022
2022 remaining	$2,298
2023	4,545
2024	4,238
2025	3,970
2026	3,990
Thereafter	16,224
Total lease payments	35,265
Less: imputed interest	(5,618)
Present value of lease liabilities	$29,647

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	8,578	7,204
Office furniture and equipment	1,366	1,355
Tenant and leasehold improvements	9,990	8,255
Vehicle fleet	720	720
Total, at cost	33,377	30,257
Less: accumulated depreciation and amortization	(13,755)	(12,831)
Property and equipment, net	$19,622	$17,426

Depreciation and amortization expense for property and equipment was approximately $466,000 and $432,000 for the three months ended June 30, 2022 and 2021, respectively and $925,000 and $864,000 for the six months ended June 30, 2022 and 2021, respectively. The Company’s real estate consists of 15 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At June 30, 2022 and December 31, 2021, goodwill was $0 and $92.0 million and intangible assets were $52.8 million and $55.9 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2021	$91,959
Goodwill acquired	—
Impairment	(91,959)
Balance as of June 30, 2022	$—

Management tests goodwill and other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that goodwill or our other intangible assets might be impaired. Management has concluded a triggering event has occurred for which it deemed an interim evaluation of goodwill is appropriate. During the second quarter of 2022, Management concluded the remaining balance of its goodwill is fully impaired and that its carrying value of $92.0 million be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) our market cap was below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, most of which is not tax deductible.

Other Intangible Assets

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for three months ended June 30, 2022 and 2021 was $1.6 million and for the six months ended June 30, 2022 and 2021 was $3.2 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2022 or 2021.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2022 - remaining	$3,176
2023	$6,351
2024	$6,351
2025	$6,315
2026	$6,114
Thereafter	$23,129
Total	$51,436

NOTE 8. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic loss per share:
Net loss attributable to common stockholders (000's)	$(87,866)	$(3,950)	$(118,625)	$(9,097)
Weighted average shares outstanding	26,453,456	27,904,923	26,620,418	27,866,364
Basic loss per share:	$(3.32)	$(0.14)	$(4.46)	$(0.33)

Diluted loss per share:
Net loss attributable to common stockholders (000's)	$(87,866)	$(3,950)	$(118,625)	$(9,097)
Weighted average shares outstanding	26,453,456	27,904,923	26,620,418	27,866,364
Total weighted average dilutive shares	26,453,456	27,904,923	26,620,418	27,866,364
Diluted loss per share:	$(3.32)	$(0.14)	$(4.46)	$(0.33)

The Company had 2,370,531 and 2,452,412 antidilutive shares for the six-month period ended June 30, 2022 and 2021, respectively. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended June 30, 2022 and 2021, the Company allocated ceding commission income of $11.5 million and $11.9 million to policy acquisition costs and $3.9 million and $3.9 million to general and administrative expense, respectively. For the six months ended June 30, 2022 and 2021, the Company allocated ceding commission income of $23.2 million and $23.2 million to policy acquisition costs and $7.7 million and $7.6 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Beginning balance of deferred reinsurance ceding commission income	$37,245	$37,991	$40,405	$39,995
Ceding commission deferred	16,610	17,759	29,064	30,788
Less: ceding commission earned	(15,326)	(15,810)	(30,940)	(30,843)
Ending balance of deferred reinsurance ceding commission income	$38,529	$39,940	$38,529	$39,940

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Beginning Balance	$90,641	$88,876	$93,881	$89,265
Policy acquisition costs deferred	49,842	49,729	99,834	96,404
Amortization	(41,015)	(42,638)	(94,247)	(89,702)
Ending Balance	$99,468	$95,967	$99,468	$95,967

NOTE 11. INCOME TAXES

For the three months ended June 30, 2022 and 2021, the Company recorded a tax provision of $563,000 and an income tax benefit ($2.0) million, respectively, which corresponds to effective tax rates of (0.6)% and 33.2%, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded an income tax benefit of $10.1 million and $4.5 million, respectively, which corresponds to effective tax rates of 7.8% and 33.2%, respectively. The effective tax rate for the three and six months ended June 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge described in Note 7. Goodwill and Other Intangible Assets. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences, including disallowed executive compensation deductions which was further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred asset (liability):

	June 30, 2022	December 31, 2021
Deferred tax assets:	(In thousands)
Unearned premiums	$9,184	$15,805
Unearned commission	9,019	9,459
Net operating loss	1,486	1,222
Tax-related discount on loss reserve	4,216	3,872
Stock-based compensation	224	84
Accrued expenses	1,251	1,182
Leases	822	792
Unrealized losses	13,106	1,913
Federal net operating loss carryforward	10,661	—
Other	450	472
Total deferred tax asset	50,419	34,801
Deferred tax liabilities:
Deferred acquisition costs	23,284	21,977
Prepaid expenses	144	177
Property and equipment	1,313	1,504
Note discount	85	187
Basis in purchased investments	32	34
Basis in purchased intangibles	11,811	14,550
Internal revenue code 481(a)-Accounting method change	2,208	4,416
Other	1,780	1,382
Total deferred tax liabilities	40,657	44,227
Net deferred tax asset (liability)	$9,762	$(9,426)

As of June 30, 2022, the Company has a gross operating loss carryforward for federal and state income tax purposes of $45.5 million, which will expire after 2042. The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2018 through 2021.

Osprey Re, our reinsurance affiliate, based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

At June 30, 2022 and December 31, 2021, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2021 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). Additionally, for the 2022 hurricane season, the Company purchased a portion of our catastrophe excess of loss reinsurance program from Citrus Re Ltd. (“Citrus Re), a Bermuda special purpose insurer formed in 2014, through the 2022-1 notes, which cover catastrophe losses incurred for specific states. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

2022-2023 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2022, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re Ltd., and Osprey Re Ltd (“Osprey”), the Company’s captive reinsurer. The FHCF covers Florida risks only and the Company elected to participate at 90% for the 2022 hurricane season. Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re is fully collateralized.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2022-2023 reinsurance program provides first event coverage up to $1.3 billion for Heritage P&C, first event coverage up to $1.2 billion for NBIC, and first event coverage up to $780.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $35.0 million would be ceded to Osprey; NBIC – $30.0 million of which $30 million would be ceded to Osprey in a shared contract with Zephyr; and Zephyr – $40 million, of which $30 million would be ceded to Osprey in a shared contract with NBIC.

The Company is responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.2 billion of limit purchased in 2022 includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2022-2023 catastrophe excess of loss reinsurance programs is approximately $359.5 million. This cost estimate is based on projected exposures for which there is a true up as of August 31, 2022.

Additionally, the Company placed an occurrence contract for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2021, expiring December 31, 2022. The limit on the contract is $20.0 million with a retention of $20.0 million and has one reinstatement available.

The Company placed an aggregate contract for the Company’s business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 1, 2021, expiring March 31, 2022. The limit on the contract is $20.0 million with an aggregate retention of $21.0 million, with a $21.0 million per occurrence cap, and a $1.0 million franchise deductible.

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

Per Risk Coverage

For losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $750,000 per claim. The limit recovered for an individual loss is $250,000 and total limit for all losses is $750,000. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Premium written:
Direct	$365,284	$337,700	$648,480	$611,881
Ceded	(428,124)	(383,555)	(475,254)	(438,172)
Net	$(62,839)	$(45,855)	$173,226	$173,709
Premiums earned:
Direct	$296,211	$285,646	$583,579	$556,057
Ceded	(137,940)	(139,147)	(272,379)	(267,359)
Net	$158,271	$146,499	$311,200	$288,698
Loss and Loss Adjustment Expenses
Direct	$137,582	$162,788	$337,250	$288,282
Ceded	(36,060)	(61,954)	(95,689)	(89,539)
Net	$101,522	$100,834	$241,560	$198,743

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$588,420	$637,882	$590,166	$659,341
Less: reinsurance recoverable on unpaid losses	276,737	366,412	301,757	397,688
Net balance, beginning of period	311,683	271,470	288,409	261,653
Incurred related to:
Current year	101,441	101,445	239,065	200,949
Prior years	81	(611)	2,495	(2,206)
Total incurred	101,522	100,834	241,560	198,743
Paid related to:
Current year	59,713	69,795	99,341	95,621
Prior years	34,822	43,409	111,958	105,675
Total paid	94,535	113,204	211,299	201,296
Net balance, end of period	318,670	259,100	318,670	259,100
Plus: reinsurance recoverable on unpaid losses	235,239	366,879	235,239	366,879
Balance, end of period	$553,909	$625,979	$553,909	$625,979

As of June 30, 2022, the Company reported $318.7 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $236.3 million attributable to IBNR net of reinsurance recoverable, or 74.1% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

As of June 30, 2022, the Company had $11.8 million of the Convertible Notes outstanding, net of issuance and debt discount costs in aggregate of approximately $25,700 and net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended June 30, 2022 and 2021, the Company made interest payments, net of affiliated Convertible Notes of approximately $680,150 and $687,500, on the Convertible Notes, respectively.

In January 2022, the Company reacquired and retired $11.7 million of its outstanding Convertible Senior Notes. Payment was made in cash and the Convertible Notes were retired at the time of repurchase. In addition, the Company expensed $242,700 which represents the proportionate amount of the unamortized issuance and debt discount costs associated with this repurchase.

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

Term Loan Facility: The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. On December 31, 2021, there was $69.1 million in aggregate principal outstanding on the Term Loan Facility. As of June 30, 2022, there was $67.4 million in aggregate principal outstanding on the Term Loan Facility.

For the six months ended June 30, 2022, the Company made principal and interest payments of approximately $1.8 million and $783,400, respectively and for the comparable period of 2021, the Company made principal and interest payments of $1.9 million $1.0 million, respectively on the Term Loan Facility.

On May 4, 2022, the Company and its subsidiary guarantors amended the Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Sixth Amendment to Credit Agreement (the “Sixth Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent and collateral agent.

Pursuant to the Sixth Amendment, the consolidated fixed charge coverage ratio included in the Credit Agreement will be calculated based on the Company’s consolidated tangible net worth, rather than the Company’s consolidated net worth as was required under the existing Credit Agreement. Specifically, the Sixth Amendment provides that, effective as of March 31, 2022 and for future fiscal quarters, the Company’s consolidated tangible net worth, which is gross of accumulated other comprehensive income, as of the end of a fiscal quarter may not be less than the sum of (1) $162,333,750, plus (2) 25% of the sum of the positive consolidated net income of the Company and its subsidiaries with respect to each full fiscal quarter, plus (3) 100% of the net cash proceeds of certain equity issuance transactions of the Company and its subsidiaries. All other material terms of the Credit Agreement remained unchanged.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of December 31, 2021, the Company had no borrowings and no letters of credit outstanding under the Revolving Credit Facility. As of June 30, 2022, the Company had $15.0 million of borrowings and a $7.5 million letter of credit outstanding under the Revolving Credit Facility. For the six months ended June 30, 2022 and 2021, the Company made interest payments of $100,406, and $168,369 under the Revolving Credit Facility, respectively.

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

At June 30 2022, the effective interest rate on for the Term Loan Facility and Revolving Credit Facility was 3.526% and 4.0625%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments toward the loan. For each of the respective six-month periods ended June 30, 2022 and 2021, the Company made principal and interest payments of approximately $446,425 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of June 30, 2022, the fair value of the collateralized securities was $22.2 million and the equity investment in FHLB common stock was $1.2 million. For each of the six-month periods ended June 30, 2022, and 2021, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $300,320. As of June 30, 2022, and December 31, 2021, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $319,100 and $215,900, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Convertible debt	$11,779	$23,413
Mortgage loan	11,361	11,521
Credit loan facility	67,375	69,125
Revolving credit facility	15,000	—
FHLB loan agreement	19,200	19,200
Total principal amount	$124,715	$123,259
Deferred finance costs	$1,725	$2,502
Total long-term debt	$122,990	$120,757

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

The schedule of principal payments on long-term debt as of June 30, 2022 is as follows:

Year	Amount
(In thousands)
2022 remaining	$1,912
2023	23,039
2024	4,292
2025	5,624
2026	68,331
Thereafter	21,517
Total	$124,715

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of June 30, 2022 and December 31, 2021:

Description	June 30, 2022	December 31, 2021
	(In thousands)
Deferred reinsurance ceding commission	$38,529	$40,406
Accounts payable and other payables	8,616	10,086
Accrued interest and issuance costs	831	735
Accrued dividends	1,626	1,634
Premium tax	—	871
Other liabilities	110	195
Commission payables	16,909	17,598
Total other liabilities	$66,621	$71,525

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

The Company’s insurance subsidiaries Heritage P&C, NBIC, Zephyr, and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $296.8 million at June 30, 2022 and $302.1 million at December 31, 2021. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At June 30, 2022, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2022 and 2021.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended June 30, 2022 and 2021, the Company paid agency commission to Comegys of approximately $18,206 and $249,250, respectively. For the six months ended June 30, 2022 and 2021, the Company paid agency commission to Comegys of approximately $476,924 and $559,050, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and six months ended June 30, 2022, the contributions made to the plan on behalf of the participating employees were approximately $334,800 and $731,400, respectively. For the three and six months ended June 30, 2021, the contributions made to the plan on behalf of the participating employees were approximately $365,100 and $687,300, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the six months ended June 30, 2022 and 2021, the Company incurred medical premium costs including the new 2021-2022 healthcare premiums, of $2.4 million and $1.0 million, respectively. As of June 30, 2022 and 2021, the Company had $122,000 and $679,200 of unapplied insurance premiums and additional liability recorded for unpaid claims, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2022, the Company had 26,544,096 shares of common stock outstanding, 11,257,855 treasury shares of common stock and 727,876 unvested restricted common stock with accrued dividends reflecting total paid-in capital of $333.7 million as of such date.

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

Stock Repurchase Program

On December 19, 2021, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2021, for the purpose or repurchasing up to an aggregate of $25.0 million of Common Stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2022 (the "New Share Repurchase Plan"). For the six months ended June 30, 2022, the Company repurchased in aggregate 721,118 shares of its common stock under its repurchase program for $5.0 million.

At June 30, 2022, the Company has the capacity under the New Share Repurchase Plan to repurchase $20.0 million of its common shares until December 31, 2022.

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

At June 30, 2022 there were 374,181 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

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

In January 2022, the Company awarded to non-employee directors in aggregate 21,768 shares of restricted stock with a fair value at the time of grant of $5.88 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 23, 2022, at which time the restricted stock was effectively vested.

In June 2022, the Company awarded to non-employee directors in aggregate 99,376 shares of restricted stock with a fair value at the time of grant of $3.22 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.

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

Restricted stock activity for the six months ended June 30, 2022 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	240,107	5.18
Vested	(41,919)	4.81
Canceled and surrendered	(9,849)	5.88
Non-vested, at June 30, 2022	727,876	$7.33

Awards are being amortized to expense over the two to five-year vesting period. For the three months ended June 30, 2022 and 2021, the Company recognized $505,000 and $260,000 of compensation expense, respectively. The Company recognized $1.0 million and $1.4 million of compensation expense for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, 51,768 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $58,000. For the comparable period of 2021, 30,000 shares were vested and released of which 12,500 shares were withheld by the Company to cover withholding taxes of $127,000.

At June 30, 2022, there was approximately $1.6 million unrecognized expense related to time-based non-vested restricted stock and an additional $1.5 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2021, there was $2.1 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2022 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	25,000	16.35	0.75
April 24, 2020	127,837	10.43	2.00
September 21, 2020	37,349	10.71	2.00
January 4, 2021	62,906	6.89	2.00
March 3, 2022	14,545	5.50	2.88
March 16, 2022	360,863	6.72	2.88
June 23, 2022	99,376	3.22	1.00
	727,876

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2022.

Holders of the 5.875% Convertible Senior Notes due 2037 (the “Notes”) issued by the Company had an optional put right, pursuant to the indenture governing the Notes, to require the Company to repurchase the aggregate principal amount of Notes that are validly tendered. The Company has received notice from the Depositary for the Notes that, on July 29, 2022, $10,895,000 aggregate principal amount of the Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Notes, and the Company has requested that the trustee cancel the Notes tendered. The outstanding balance as of June 30, 2022 of non-affiliated Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from its revolver to replenish the cash used to pay the $10.9 million for the purchase of the tendered Notes.

The Company expects to use its revolving credit facility to issue a standby letter of credit in the amount of $31.8 million to serve as collateral for a reinsurance agreement Osprey Re will enter into with our insurance company affiliates.

On August 3, 2022, the Board of Directors decided for the second quarter of 2022 to allocate the $0.06 per share typically used to pay a quarterly dividend to shareholders to repurchase common stock. The Board of Directors will re-evaluate dividend distribution on a quarterly basis and will make a determination, in part, based on the current stock trading price as compared to book value.

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

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, North Carolina, Rhode Island, South Carolina, New Jersey, New York, North Carolina, and Virginia and commercial residential insurance in Florida, New Jersey, and New York. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

Trends

Inflation, Underwriting and Pricing

We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates, resulting in an increase in the average premium per policy of 11.5% for the quarter ended June 30, 2022 as compared to the prior year quarter. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it takes an average of eighteen months for the impact of a rate change to be fully recognized in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steadily in the range of 90% despite the rate increases we have implemented, in large part due to a challenging property insurance market in most of the regions in which we operate. Weather losses and a higher cost of reinsurance have impacted these markets. While we believe our rates are generally competitive with private market insurers operating in our space, we are committed to achieving rate adequacy to address a higher cost of doing business in our markets.

We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Some of our markets are also seeing claim costs impacted by litigated claims, which substantially increases loss costs. Our response to this phenomenon is a combination of raising rates and reducing exposure, particularly in the geographic regions which generate the highest number of litigated claims. We initiated an exposure reduction plan for the tri-county area of Florida in 2016 due to claims abuse from water damage claims. We have since experienced a claims surge throughout much of Florida, generated from assignment of benefits, excessive roof claims, and unwarranted litigated claims which far exceeded levels experienced in other states. Our exposure reduction plan then expanded to the entire state of Florida. Our policy count and total insured value (“TIV”) in Florida declined by 22.2% and 13.5%%, respectively, since December 31, 2020. While we see improvement in the geographic distribution of our business, which is becoming more rate adequate, our Florida loss costs have continued to increase from a combination of adverse weather and exacerbation of losses on weather and other claims from the litigated claims environment. Recent legislative changes have been made in Florida which we believe have helped to make some progress toward reducing losses from abusive claim reporting practices.

The following table, which provides policy count, in-force premium, and TIV, demonstrates the results of our exposure management as relates to Florida. Florida premiums-in-force declined 5.7% as of June 30, 2022 as compared to the prior year quarter despite much larger reductions of our policies-in-force and TIV, primarily due to rate increases. For states outside of Florida, the premiums-in-force increased at a much larger rate than the increases in policies in force and TIV, primarily due to rate increases.

	At June 30,		YOY % Change
	2022	2021
Policies in force:
Florida	195,987	241,581	-18.9%
Other States	354,534	352,205	0.7%
Total	550,521	593,786	-7.3%

Premiums in force:
Florida	$564,814,121	$598,869,936	-5.7%
Other States	648,621,713	574,888,835	12.8%
Total	$1,213,435,834	$1,173,758,771	3.4%

Total Insured Value:
Florida	$103,200,520,845	$121,256,973,834	-14.9%
Other States	299,177,714,835	280,332,366,098	6.7%
Total	$402,378,235,680	$401,589,339,932	0.2%

Recent Developments

COVID-19 and Other Matters

We continue to monitor the short- and long-term impacts of the COVID-19 virus and its variants. For the six months ended June 30, 2022, we saw negligible impact to our business. As a residential property insurer, we view our business as somewhat insulated because property owners and renters generally view our products as a necessity. Most of our gross and net premiums written are from renewals of expiring policies. New business, which accounts for a smaller portion of our revenue, may be impacted if consumers are not buying as many new homes in our geographies, but this could be partially or fully offset by increased retention in our renewal portfolio. We could experience disruptions to our independent agency distribution channel, which may have a negative impact on our revenues and financial condition. Changes in the cost of materials for home repairs resultant from COVID-19 related supply shortages can influence our loss costs associated with claims.

While we acknowledge uncertainties associated with future economic conditions, we do not expect a material impact to our business going forward relating to COVID-19 other than supply chain related issues which may cause inflation to the cost of building material. We will continue to monitor economic conditions and, in the case of a prolonged economic slowdown as a result of COVID-19, will take necessary actions to mitigate any negative impacts to our business, operations or financial results.

Goodwill Impairment Charge

We evaluate goodwill and other intangible assets for impairment annually, or whenever events or changes in circumstances indicate that it is likely that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. Any impairment is charged to operations in the period that the impairment is identified. The evaluation of goodwill impairment requires considerable management judgment and includes a review of a variety of factors as described below. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our financial results. During the second quarter of 2022, we concluded it was appropriate to perform an interim evaluation of goodwill for potential impairment given a variety of market factors as described below. As a result of the analysis, we impaired the entire amount of remaining goodwill, which reduced our carrying value of goodwill from $92.0 million to $0 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) trading of our stock below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $92.0 million non-cash goodwill impairment charge, most of which is not tax deductible.

Second Quarter 2022 Financial Results

The discussion of our financial condition and results of operations that follows provides information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, including certain key performance indicators such as net combined ratio, net expense ratio and net loss ratio, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this document.

•
Net loss of $87.9 million, or $3.32 per diluted share, down from a net loss of $4.0 million or $0.14 per diluted share in the prior year quarter, with the reduction stemming from a net $90.8 million, non-cash goodwill impairment charge contributing a $3.43 loss per share, partly offset by underwriting income generated in the quarter.
•
Book value per common share of $6.80, on June 30, 2022 was down 47.0% from $12.82 on December 31, 2021, driven by the goodwill impairment charge, the increase in accumulated other comprehensive loss, resultant from unrealized losses on the Company’s available-for-sale fixed income securities portfolio, and underwriting losses from the first quarter of 2022. The unrealized losses were unrelated to credit risk but were due to the sharp decline in bond prices during 2022 caused by a higher interest rate environment.
•
Net combined ratio of 99.4%, down 5.8 points from 105.2% in the prior year quarter, driven by lower net loss and expense ratios described below.
•
Net loss ratio of 64.1%, 4.7 points lower from the prior year quarter amount of 68.8%, driven by higher net earned premium.
•
Net current accident year weather losses of $38.1 million, up 7.3% from $35.5 million in the prior year quarter. Current accident year weather losses include $32.1 million of net current accident quarter catastrophe losses, up from $24.5 million in the prior year quarter, and $6.0 million of other weather losses, down from $11.0 million in the prior year quarter.
•
Net expense ratio of 35.3%, down 1.1 points from the prior year quarter amount of 36.4%.
•
Exposure management highlights:
o
Premiums-in-force of $1.2 billion, up 3.4% year-over-year, with the increase driven by higher average premium per policy of 11.5% over the prior year quarter.
o
Policies-in-force declined 7.4%, driven by a planned reduction of approximately 46,000 property insurance policies in the state of Florida, a strategy designed to improve underwriting results.
o
Our efforts to increasingly diversify business outside Florida and into markets in the Northeast, Mid-Atlantic, West, and Pacific regions have resulted in the following reductions in Florida: an 18.9% reduction in policies-in-force, and a 14.9% reduction of Total Insured Value (“TIV”) resulting in only a 5.7% reduction in premiums-in-force year-over-year, driven by higher policy rates.
o
Overall TIV increased by 0.2%, despite the total reduction in policy count of approximately 43,000, due to higher average TIV for most states reflecting continued selective underwriting.
•
Gross premiums earned of $296.2 million, up 3.7% from $285.6 million in the prior year quarter, reflecting higher gross premiums written over preceding last twelve months driven by the higher average premium per policy.
•
Gross premiums written of $365.3 million, up 8.2% from $337.7 million the prior year quarter, driven by an increase in average premium per policy of 11.5%. Higher rates resulted in a 4.6% gross written premium increase in Florida, and a 12.1% increase in gross written premium in other regions, which also experienced a moderate increase in policy count.
•
Total capital returned to shareholders of $1.6 million, reflecting $0.06 per share regular quarterly dividend.
•
Continued execution of our diversification strategy, with 74.4% of TIV outside of Florida, up from 69.8% as of second quarter 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenue

	For the Three Months Ended June 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$365,284	$337,700	$27,584	8.2%
Change in gross unearned premiums	(69,073)	(52,054)	(17,019)	32.7%
Gross premiums earned	296,211	285,646	10,565	3.7%
Ceded premiums earned	(137,940)	(139,147)	1,207	(0.9)%
Net premiums earned	158,271	146,499	11,772	8.0%
Net investment income	2,163	956	1,207	126.3%
Net realized losses	(102)	(1,000)	898	(89.8)%
Other revenue	3,438	3,742	(304)	(8.1)%
Total revenue	$163,770	$150,197	$13,573	9.0%

Total revenue

Total revenue was $163.8 million in second quarter 2022, up 9.0% from $150.2 million in the prior year quarter. The increase primarily stems from higher net premiums earned and an increase in investment income, as described in detail below.

Gross premiums written

Gross premiums written were $365.3 million, up 8.2% from $337.7 million the prior year quarter, reflecting a 4.6% growth in Florida and 12.1% growth in other states, primarily from increased rates as well as a small increase in policy count in states outside of Florida. Rate increases continued to meaningfully benefit written premiums throughout the book of business.

Premiums-in-force were $1.2 billion in second quarter 2022, up 3.4% from second quarter 2021, while policies-in-force were down 7.3%, with the difference largely stemming from rate increases. The reduction in policies-in-force from the second quarter of 2021 reflects our exposure management initiatives.

Gross premiums earned

Gross premiums earned were $296.2 million in second quarter 2022, up 3.7% from $285.6 million in the prior year quarter. The increase reflects higher gross premiums written over the last twelve months, which is primarily related to higher rates on a smaller book of business based on policy count.

Ceded premiums earned

Ceded premiums earned were $137.9 million in second quarter 2022, down 0.9% from $139.1 million in the prior year quarter. The decrease is driven by higher ceded premium for the second quarter of 2021 associated with our severe convective storm reinsurance contract, partly offset by higher ceded premium on our net quota share reinsurance program, which is driven by growth in our northeast business, and higher ceded premium on our June 1, 2022 catastrophe excess of loss program driven by higher TIV and higher reinsurance rates due to current market conditions.

Net premiums earned

Net premiums earned were $158.3 million in second quarter 2022, up 8.0% from $146.5 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $2.1 million in second quarter 2022, compared to a net investment loss of $44,000 in the prior year quarter. The increase is driven by a realized loss recognized on an investment held outside our managed portfolio in the prior year quarter as well as higher balances in our fixed income portfolio than the prior year quarter.

Other revenue

Other revenue was $3.4 million in second quarter 2022, down by 8.1% from $3.7 million in the prior year quarter, driven primarily by a decline in policy fee income associated with the reduction of policies in force.

	For the Three Months Ended June 30,
(Unaudited)	2022	2021	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	$101,522	$100,834	$688	0.7%
Policy acquisition costs	38,375	37,833	542	1.4%
General and administrative expenses	17,466	15,520	1,946	12.5%
Goodwill impairment	91,959	—	91,959	NM
Total operating expenses	249,322	154,187	95,135	61.7%

NM -Not meaningful

Total operating expenses

Total operating expenses were up $95.1 million, or 61.7% in the second quarter 2022, primarily due to the previously mentioned $92.0 million goodwill impairment charge taken in the quarter.

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $101.5 million in second quarter 2022, slightly up from $100.8 million in the prior year quarter. Net current accident year weather losses include $38.1 million, up 7.3% from $35.5 million in the prior year quarter. Current accident year weather losses include $32.1 million of net current accident quarter catastrophe losses, up from $24.5 million in the prior year quarter, and $6.0 million of other weather losses, down from $11.0 million in the prior year quarter. We experienced a 4.0% decline in attritional losses from the prior year quarter, despite the increase in gross earned premiums.

Policy acquisition costs

Policy acquisition costs were $38.4 million in second quarter 2022, up 1.4% from $37.8 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $17.5 million in second quarter 2022, up 12.5% from $15.5 million in the prior year quarter. The increase is primarily attributable to a state tax credit of $1.5 million recorded in the prior year quarter.

Goodwill impairment

As a result of our analysis, at June 30, 2022 we impaired the entire amount of remaining goodwill, reducing our carrying value of goodwill from $92.0 million to $0. See the section titled “Goodwill Impairment Charge” above for more detail on our goodwill impairment charge.

	For the Three Months Ended June 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income (loss)	$(85,552)	$(3,990)	$(81,562)	NM
Interest expense, net	1,751	1,925	(174)	(9.0)%
Income (loss) before income taxes	(87,303)	(5,915)	(81,388)	NM
Provision (benefit) for income taxes	563	(1,965)	2,528	(128.7)%
Net income (loss)	$(87,866)	$(3,950)	$(83,916)	NM
Basic net income (loss) per share	$(3.32)	$(0.14)	$(3.18)	NM
Diluted net income (loss) per share	$(3.32)	$(0.14)	$(3.18)	NM

NM -Not meaningful

Net loss

Second quarter 2022 net loss was $87.9 million ($3.32 loss per share), down from net loss of $4.0 million ($0.14 loss per share) in the prior year quarter, with the reduction stemming primarily from a $90.8 million (net of a $1.2 million tax deductible portion) non-cash goodwill impairment charge (contributing a $3.43 loss per share), partly offset by underwriting income for the quarter.

Interest expense, net

Net interest expense was $1.8 million in the second quarter of 2022, down due to a reduction in debt discount associated with the repurchase of convertible notes in the first quarter of 2022.

Provision (benefit) for income taxes

Provision for income taxes was $563,000 in second quarter 2022 compared to a benefit for income taxes of $2.0 million in the prior year quarter. The effective tax rate in second quarter 2022 was impacted by the mostly non-deductible goodwill impairment charge described above. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Three Months Ended June 30,
(Unaudited)	2022	2021
Ceded premium ratio	46.6%	48.7%

Net loss and LAE ratio	64.1%	68.8%
Net expense ratio	35.3%	36.4%
Net combined ratio	99.4%	105.2%

Net combined ratio

The net combined ratio was 99.4% in second quarter 2022, down 5.8 points from 105.2% in the prior year quarter. The decrease stems from improvements in all three of our key operating ratios, resultant from a focus on rate adequacy and effective exposure management, as described above.

Ceded premium ratio

The ceded premium ratio was 46.6% in second quarter 2022, down 2.1 points from 48.7% in the prior year quarter, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned described above.

Net loss and LAE ratio

The net loss and LAE ratio was 64.1% in second quarter 2022, down 4.7 points from 68.8% in the prior year quarter, driven by relatively flat losses and an increase in net premiums earned as described above.

Net expense ratio

The net expense ratio was 35.3% in second quarter 2022, down 1.1 point from 36.4% in the prior year quarter, driven by a lower PAC ratio.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

	For the Six Months Ended June 30,
	2022	2021	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$648,480	$611,881	$36,599	6.0%
Change in gross unearned premiums	(64,901)	(55,824)	(9,077)	16.3%
Gross premiums earned	583,579	556,057	27,522	4.9%
Ceded premiums earned	(272,379)	(267,359)	(5,020)	1.9%
Net premiums earned	311,200	288,698	22,502	7.8%
Net investment income	4,163	2,249	1,914	85.1%
Net realized losses	(118)	(920)	802	(87.2)%
Other revenue	7,133	7,414	(281)	(3.8)%
Total revenue	$322,378	$297,441	$24,938	8.4%

Total revenue

Total revenue was $322.4 million for the six months ended June 30, 2022, up 8.4% from $297.4 million in the prior year period. The increase primarily stems from higher net premiums earned and investment income, as described below.

Gross premiums written

Gross premiums written were $648.5 million for the six months ended June 30. 2022, up 6.0% from $611.9 million in the prior year period. We experienced growth of 11.8% outside of Florida and 0.7% growth in Florida. Growth throughout our book of business was largely driven by rate increases resulting in a higher average premium per policy as described above.

Premiums-in-force were $1.2 billion at second quarter 2022, up 3.4% from second quarter 2021, while policies-in-force were down 7.3%, with the difference largely stemming from rate increases. The reduction in policies in force from the second quarter of 2021 reflects our exposure management initiatives.

Gross premiums earned

Gross premiums earned were $583.6 million for the six months ended June 30. 2022, up 4.9% from $556.1 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months.

Ceded premiums earned

Ceded premiums earned were $272.4 million for the six months ended June 30, 2022, up 1.9% from $267.4 million in the prior year period. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by an increase in TIV for the respective reinsurance contract periods and higher rate-on-line, as well as higher premium ceded under our net quota share program driven by growth in our northeast business, partly offset by higher premium for the six months ended June 30, 2021 for our severe convective storm reinsurance program.

Net premiums earned

Net premiums earned were $311.2 million for the six months ended June 30, 2022, up 7.8% from $288.7 million in the prior year period. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $4.0 million for the six months ended June 30, 2022, compared to $1.3 million in the prior year period. The increase is primarily due to higher balances in our fixed income portfolio than the prior six-month period, coupled with a realized loss recognized on an investment held outside our managed portfolio in the prior year quarter.

Other revenue

Other revenue was $7.1 million for the six months ended June 30, 2022, down 3.8% from $7.4 million in the prior year period, driven primarily by a decline in policy fee income associated with the reduction of policies in force.

	For the Six Months Ended June 30,
(Unaudited)	2022	2021	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	$241,560	$198,743	$42,817	21.5%
Policy acquisition costs	76,632	73,199	3,433	4.7%
General and administrative expenses	37,190	35,320	1,870	5.3%
Goodwill impairment	91,959	—	91,959	NM
Total operating expenses	447,341	307,262	140,079	45.6%

NM -Not meaningful

Total operating expenses

Total operating expenses were $447.3 million for the six months ended June 30, 2022, up 45.6% from $307.3 million in the prior year period, primarily due to the previously mentioned $92.0 million goodwill impairment charge taken in the quarter, and a $42.8 million increase in losses and loss adjustment expenses detailed below.

Losses and loss adjustment expenses

Losses and LAE were $241.6 million for the six months ended June 30, 2022, up 21.5% from $198.7 million in the prior year period. Net current accident year weather losses include $101.9 million, up 52.3% from $66.9 million in the prior year period. Current accident year weather losses include $77.2 million of net current accident year catastrophe losses, up from $39.8 million in the prior year period, and $24.7 million of other weather losses, down from $27.1 million in the prior year period. We experienced a 2.3% increase in attritional losses from the prior year period.

Policy acquisition costs

Policy acquisition costs were $76.6 million for the six months ended June 30, 2022, up 4.7% from $73.2 million in the prior year period. The increase is primarily attributable to growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $37.2 million for the six months ended June 30, 2022, up 5.3% from $35.3 million in the prior year period. The increase is primarily attributable to a $1.5 million state tax credit recorded in the prior year period.

Goodwill impairment

As a result of our analysis on June 30, 2022, we impaired the entire amount of remaining goodwill, reducing our carrying value of goodwill from $92.0 million to $0. See the section titled “Goodwill Impairment Charge” above for more detail on our goodwill impairment charge.

	For the Six Months Ended June 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating income (loss)	$(124,963)	$(9,821)	$(115,142)	NM
Interest expense, net	3,723	3,803	(80)	(2.1)%
Income (loss) before income taxes	(128,686)	(13,624)	(115,062)	844.5%
Provision (benefit) for income taxes	(10,061)	(4,527)	(5,534)	122.2%
Net income (loss)	$(118,625)	$(9,097)	$(109,528)	NM
Basic net income (loss) per share	$(4.46)	$(0.33)	$(4.13)	NM
Diluted net income (loss) per share	$(4.46)	$(0.33)	$(4.13)	NM

NM -Not meaningful

Net loss

Net loss for the six months ended June 30, 2022 was $118.6 million ($4.46 loss per share), compared to a net loss of $9.1 million ($0.33 loss per share) in the prior year period. The year-over-year change primarily stems from a $90.8 million (net of a $1.2 million tax deductible portion) non-cash goodwill impairment charge (contributing a $3.41 loss per share), coupled with an underwriting loss generated for the six-month period driven by higher weather losses over the prior period, as described above.

Interest expense, net

Net interest expense was $3.7 million for the six months ended June 30, 2022, slightly down from the prior year period.

Provision (benefit) for income taxes

Benefit for income taxes was $10.1 million for the six months ended June 30, 2022 compared to $4.5 million in the prior year period. The effective tax rate was 7.8% for the six months ended June 30, 2022 compared to 33.2% for the prior year period. The effective tax rate for the six months ended June 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge as described above. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Six Months Ended June 30,
(Unaudited)	2022	2021
Ceded premium ratio	46.7%	48.1%

Net loss and LAE ratio	77.6%	68.8%
Net expense ratio	36.6%	37.6%
Net combined ratio	114.2%	106.4%

Net combined ratio

The net combined ratio was 114.2% for the six-month period ended June 30, 2022, up 7.8 points from 106.4% in the prior year period. The increase primarily stems from a higher net loss and LAE ratio, partly offset by a decrease in the net expense ratio.

Ceded premium ratio

The ceded premium ratio was 46.7% for the six-month period ended June 30, 2022, down 1.4 points from 48.1% in the prior year period, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 77.6% for the six-month period ended June 30, 2022, up 8.8 points from 68.8% in the prior year period, driven by higher weather losses compared to the prior year period, which was partly offset by the 7.8% increase in net premiums earned.

Net expense ratio

The net expense ratio was 36.6% for the six-month period ended June 30, 2022, down 1.0 point from 37.6% in the prior year period, driven by a lower PAC ratio.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of June 30, 2022, we had $290.9 million of cash and cash equivalents and $654.3 million in investments, compared to $359.3 million and $694.7 million, respectively, as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the timing of reinsurance payments for our catastrophe excess of loss ("XOL") program as well as timing of reinsurance recoveries. The decrease in investments is due to the unrealized losses on the Company’s available-for-sale fixed income securities portfolio. The unrealized losses resulted from the sharp decline in bond prices during 2022 as a result of the higher interest rate environment. The Company’s fixed income portfolio average credit rating is A+ with a duration of 3.6 years at June 30, 2022.

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

Cash Flows

	For the Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$(47,535)	$104,402	$(151,937)
Investing activities	(14,046)	(92,912)	78,866
Financing activities	(6,823)	(5,503)	(1,320)
Net (decrease) increase in cash and cash equivalents	$(68,404)	$5,987	$(74,391)

Operating Activities

Net cash used in operating activities was $47.5 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $104.4 million for the comparable period in 2021. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first six months of 2022 compared to the first six months of 2021.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $14.0 million as compared to net cash used in investing activities of $92.9 million for the comparable period in 2021. The change in cash used in investing activities relates primarily to allocations of funds for investment in each period. Strategic sales of investments to yield realized gains in 2020 produced proceeds which were re-invested in 2021, driving up the cash used for investing activities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022 was $6.8 million, as compared to cash used in financing activities of $5.5 million for the comparable period in 2021. The increase in cash used for financing activities was driven by our $15 million draw from our Revolving Credit Facility (defined below) to purchase and retire $11.7 million of Convertible Notes, and our purchase of $5 million of treasury stock during the first half of 2022.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021 and increasing to $1.3 million per quarter commencing with the quarter ending December 31, 2024, with the remaining balance payable at maturity. The Term Loan Facility matures on July 27, 2026. As of June 30, 2022, there was $67.4 million in aggregate principal outstanding on the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $75 million inclusive of a $5 million sublimit for the issuance of letters of credit and a $10 million sublimit for swingline loans. As of June 30, 2022, we had $15 million in borrowings and a $7.5 million letters of credit outstanding under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 2.5% per annum to 3.0% per annum (for LIBOR loans) and 1.5% to 2.0% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for LIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2022, the borrowing under our Credit Facilities were accruing interest at a rate of 3.5625 % per annum.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of June 30, 2022, there was $11.7 million principal amount of outstanding Convertible Notes.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company has received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10,895,000 aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the trustee cancel the Convertible Notes tendered. The outstanding balance as of June 30, 2022 of non-affiliated Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from its revolver to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

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

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. During the six months ended June 30, 2022, we reassessed our critical accounting policies and estimates as disclosed within our 2021 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.629 years and 3.801 years at June 30, 2022 and 2021, and 3.903 years at December 31, 2021. As interest rates continue to rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

On July 28, 2021, the Company amended its Credit Agreement to provide mechanics relating to a transition away from LIBOR as a benchmark interest rate for its indebtedness under the Credit Agreement and replace LIBOR with an alternative benchmark rate.

The The Federal Reserve has tightened monetary policy, including multiple interest rate increases in the first half of 2022; however, the outlook is less certain for longer-term rates during the second half of 2022 and beyond. At June 30, 2022, we have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2022.

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
4.2

Indenture, dated as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 16, 2017)

10.1

Sixth Amendment to Credit Agreement, dated May 4, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed on May 9, 2022)

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 8, 2022	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 8, 2022	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)