Form 10-Q
period 2022-09-30
Heritage Insurance Holdings, Inc.
filed 2022-11-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on November 7, 2022 was 25,876,390.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements about (i) our ability to meet our investment objectives and to manage and mitigate market risk with respect to our investments; (ii) the expected positive impact of our strategic initiatives on our future financial results, including focus on profitability, exposure management, rate adequacy and our ability to create value for our shareholders; (iii) our ability to achieve consistent long-term quarterly earnings and drive shareholder value; (iv) expected continued changes in our portfolio to reduce exposure and generate long term returns; (v) the expected benefits of excess and surplus insurance products; (vi) expected losses from Hurricane Ian (vii) the adequacy of our reinsurance program and our ability to diversify risk and safeguard our financial position; (viii) business and risk management strategies, including acquisitions, strategic investments and risk diversification; (ix) our estimates with respect to tax and accounting matters including the impact on our financial statements; (x) future dividends, if any; (xi) our expectations related to our financing activities; (xii) the sufficiency of our liquidity to pay our insurance company affiliates’ claims and expenses, as well as to satisfy commitments in the event of unforeseen events; (xiii) the sufficiency of our capital resources, together with cash provided from our operations, to meet currently anticipated working capital requirements and the source of funds needed to fund our business and risk management strategies; (xiv) the potential effects of the seasonality of our business, including effects on our reinsurance business and financial results; (xv) our ability to successfully mitigate the effects of inflation on our business; (xvi) our intentions with respect to our credit risk investments; (xvii) the future impact of the COVID-19 pandemic; and (xviii) the potential effects of our current legal proceedings.

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
•
continued and increase impact of abusive and unwarranted claims;
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
•
the terms of our indebtedness and our inability to comply with the financial and other covenants of our debt facilities;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $704,365 and $675,245)	$633,192	$669,354
Equity securities, at fair value, (cost $1,514 and $1,415)	1,514	1,415
Other investments, net	17,084	23,929
Total investments	651,790	694,698
Cash and cash equivalents	297,548	359,337
Restricted cash	6,265	5,415
Accrued investment income	3,517	3,167
Premiums receivable, net	76,126	71,925
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	866,625	269,391
Prepaid reinsurance premiums	381,368	265,873
Income tax receivable	13,760	11,739
Deferred income tax asset, net	14,637	—
Deferred policy acquisition costs, net	100,649	93,881
Property and equipment, net	22,784	17,426
Right-of-use lease asset, net	25,218	27,753
Intangibles, net	51,163	55,926
Goodwill	—	91,959
Other assets	11,133	12,272
Total Assets	$2,522,583	$1,980,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$1,209,352	$590,166
Unearned premiums	651,913	590,419
Reinsurance payable	278,298	191,728
Long-term debt, net	121,283	120,757
Deferred income tax liability, net	—	9,426
Advance premiums	37,855	24,504
Accrued compensation	8,067	8,014
Lease liability	28,901	31,172
Accounts payable and other liabilities	69,217	71,525
Total Liabilities	$2,404,886	$1,637,711

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 25,923,930 shares issued and 25,898,930 outstanding at September 30, 2022 and 26,803,511 shares issued and 26,753,511 outstanding at December 31, 2021	3	3
Additional paid-in capital	334,246	332,797
Accumulated other comprehensive loss, net of taxes	(54,573)	(4,573)
Treasury stock, at cost, 11,890,599 and 10,536,737 shares at September 30, 2022 and December 31, 2021	(130,286)	(123,557)
Retained (deficit) earnings	(31,693)	138,381
Total Stockholders' Equity	117,697	343,051
Total Liabilities and Stockholders' Equity	$2,522,583	$1,980,762

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUES:
Gross premiums written	$304,501	$274,178	$952,981	$886,059
Change in gross unearned premiums	3,458	20,231	(61,442)	(35,593)
Gross premiums earned	307,959	294,409	891,539	850,466
Ceded premiums earned	(148,266)	(131,964)	(420,645)	(399,323)
Net premiums earned	159,693	162,445	470,894	451,143
Net investment income	2,887	1,548	7,050	3,797
Net realized losses	(3)	(6)	(121)	(926)
Other revenue	2,916	3,421	10,049	10,835
Total revenues	165,493	167,408	487,872	464,849
EXPENSES:
Losses and loss adjustment expenses	155,849	129,632	397,409	328,376
Policy acquisition costs, net of ceding commission income (1)	39,194	35,984	115,826	109,183
General and administrative expenses, net of ceding commission income(2)	17,758	17,169	54,947	52,490
Goodwill impairment	—	—	91,959	—
Total expenses	212,801	182,785	660,141	490,049
Operating Loss	(47,308)	(15,377)	(172,269)	(25,200)
Interest expense, net	2,027	2,150	5,750	5,953
Loss before income taxes	(49,335)	(17,527)	(178,019)	(31,153)
Benefit for income taxes	(1,095)	(1,117)	(11,155)	(5,644)
Net loss	$(48,240)	$(16,410)	$(166,864)	$(25,509)
OTHER COMPREHENSIVE LOSS
Change in net unrealized losses on investments	(17,471)	(1,344)	(65,403)	(8,316)
Reclassification adjustment for net realized investment losses (gains)	3	6	121	(96)
Income tax expense related to items of other comprehensive losses	4,089	310	15,282	1,950
Total comprehensive loss	$(61,619)	$(17,438)	$(216,864)	$(31,971)
Weighted average shares outstanding
Basic	26,369,265	27,938,028	26,536,700	27,902,814
Diluted	26,369,265	27,938,028	26,536,700	27,902,814
Loss per share
Basic	$(1.83)	$(0.59)	$(6.29)	$(0.91)
Diluted	$(1.83)	$(0.59)	$(6.29)	$(0.91)

(1)
Policy acquisition costs includes $11.7 million and $34.9 million of ceding commission income for the three and nine months ended September 30, 2022 and $12.0 million and $35.2 million for the three and nine months of September 30, 2021, respectively.
(2)
General and administration includes $3.8 million and $11.5 million of ceding commission income for the three and nine months ended September 30, 2022 and $4.0 million and $11.6 million for the three and nine months ended September 30, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766
Net unrealized change in investments, net of tax	—	—	—	—	—	(12,300)	(12,300)
Adjustment to shares tendered for income taxes withholding	—	—	31	—	—	—	31
Issued restricted stock	99,376	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	503	—	—	—	503
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,588)	—	—	(1,588)
Net loss	—	—	—	(87,866)	—	—	(87,866)
Balance at June 30, 2022	26,544,096	$3	$333,747	$16,547	$(128,557)	$(41,194)	$180,546
Net unrealized change in investments, net of tax	—	—	—	—	—	(13,379)	(13,379)
Adjustment to shares tendered for income taxes withholding	—	—	—	—	—	—	—
Forfeiture on restricted stock	(12,422)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	499	—	—	—	499
Stock buy-back	(632,744)	—	—	—	(1,729)	—	(1,729)
Cash dividends declared ($0.06 per common stock)	—	—	—	—	—	—	—
Net loss	—	—	—	(48,240)	—	—	(48,240)
Balance at September 30, 2022	25,898,930	$3	$334,246	$(31,693)	$(130,286)	$(54,573)	$117,697

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax	—	—	—	—	—	(8,202)	(8,202)
Shares tendered for income taxes withholding	(12,500)	—	(127)	—	—	—	(127)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	143,817	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	260	—	—	—	260
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,679)	—	—	(1,679)
Net loss	—	—	—	(5,148)	—	—	(5,148)
Balance at March 31, 2021	27,904,923	$3	$332,000	$212,955	$(115,365)	$(2,145)	$427,448
Net unrealized change in investments, net of tax	—	—	—	—	—	2,768	2,768
Restricted stock vested	—	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	287	—	—	—	287
Issued restricted stock	42,018	—	—	—	—	—	—
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(3,950)	—	—	(3,950)
Balance at June 30, 2021	27,946,941	$3	$332,287	$207,325	$(115,365)	$623	$424,873
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,028)	(1,028)
Shares tendered for income taxes withholding	(6,473)	—	(45)	—	—	—	(45)
Restricted stock vested	10,267	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	320	—	—	—	320
Stock buy-back	(148,109)	—	—	—	(1,005)	—	(1,005)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,680)	—	—	(1,680)
Net loss	—	—	—	(16,410)	—	—	(16,410)
Balance at September 30, 2021	27,802,626	$3	$332,562	$189,235	$(116,370)	$(405)	$405,025

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(166,864)	$(25,509)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,507	866
Bond amortization and accretion	2,561	3,018
Amortization of original issuance discount on debt	919	1,454
Goodwill impairment	91,959	—
Depreciation and amortization	6,233	6,345
Allowance for bad debt	10	106
Net realized investment losses (gains)	121	(96)
Net change for unrealized losses in other investments	—	1,022
Deferred income taxes, net	(8,781)	(2,862)
Changes in operating assets and liabilities:
Accrued investment income	(350)	(305)
Premiums receivable, net	(4,211)	2,488
Prepaid reinsurance premiums	(115,495)	(92,354)
Reinsurance recoverable on paid and unpaid claims	(597,234)	8,663
Income taxes receivable, net	(2,021)	(3,266)
Deferred policy acquisition costs, net	(6,768)	(6,160)
Right of use leased asset	2,535	(22,192)
Other assets	1,139	(1,676)
Lease incentives	1,622	2,622
Unpaid losses and loss adjustment expenses	619,186	(23,195)
Unearned premiums	61,494	35,686
Reinsurance payable	86,570	162,812
Accrued interest	(160)	(15)
Accrued compensation	53	105
Advance premiums	13,351	15,073
Operating lease liabilities	(2,271)	23,809
Other liabilities	(585)	(13,667)
Net cash (used in) provided by operating activities	(15,480)	72,772
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	56,334	147,406
Purchases in other investments	(7,500)	—
Fixed maturity securities purchases	(88,137)	(258,548)
Return of capital in other investments	14,345	1,684
Equity securities reinvestments of dividends	(99)	—
Leasehold improvements	(3,539)	(2,622)
Proceeds from sale of assets	—	45
Cost of property and equipment acquired	(4,911)	(892)
Net cash used in investing activities	(33,507)	(112,927)
FINANCING ACTIVITIES
Repayment of term note	(2,625)	(3,750)
Mortgage loan payments	(240)	(228)
Draw from credit facility	25,000	—
Proceeds from term loan facility	—	2,781
Repurchase of convertible notes	(22,529)	—
Purchase of treasury stock	(6,729)	(1,005)
Tax withholdings on share-based compensation awards	(58)	(171)
Dividends paid	(4,771)	(5,029)
Net cash used in financing activities	(11,952)	(7,402)
Decrease in cash, cash equivalents, and restricted cash	(60,939)	(47,557)
Cash, cash equivalents and restricted cash, beginning of period	364,752	446,383
Cash, cash equivalents and restricted cash, end of period	$303,813	$398,826
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$6,222	$489
Interest paid	$4,245	$4,214

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$297,548	$359,337
Restricted cash	6,265	5,415
Total	$303,813	$364,752

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

Significant accounting policies

a)
Income Taxes

During a third quarter assessment of the Company's deferred tax position, a valuation allowance of $10.7 million was recorded against the Company's deferred tax asset as of September 30, 2022. Based on the Internal Revenue Code (“IRC”) Section 953(d) election made for Osprey Re, the Company's captive reinsurer domiciled in Bermuda, the Company concluded a valuation allowance for its net deferred tax assets was necessary because those net deferred tax assets can only be applied to offset future taxable income of Osprey Re. Based on current available evidence, management does not believe there will be sufficient future Osprey Re taxable income over the next year in order to realize those net deferred tax assets. In the event Osprey Re recognizes future taxable income, the proportionate amount of the net operating loss carryforward will be used and an equivalent amount of the valuation allowance will reverse.

b)
Changes to Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to condensed consolidated financial statements contained in the Company’s 2021 Form 10-K.

Reclassification

Certain prior year amounts reported on the condensed consolidated statements of cashflows have been reclassified to conform to the current year presentation.

Accounting Pronouncements adopted

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" . The ASU i)simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The if-converted method will be the only permissible method for computing the dilutive effect of the convertible debt instruments. Interest expense no longer includes amortization of debt discount. The Company adopted the guidance of ASU 2020-06 on January 1, 2022, reporting no material impact to the Company's consolidated condensed financial statements or disclosures.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

September 30, 2022	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$118,629	$11	$4,354	$114,286
States, municipalities and political subdivisions	105,221	1	13,037	92,185
Special revenue	290,424	47	34,153	256,318
Industrial and miscellaneous	190,091	44	19,732	170,403
Total	$704,365	$103	$71,276	$633,192
(1)
Includes securities at September 30, 2022 with a carrying amount of $26.4 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

Net Realized (Losses)Gains

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the three and nine months ended September 30, 2022 and 2021, respectively:

	2022		2021
Three Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$50	$2	$3,470
Total realized losses	(3)	110	(8)	226
Net realized (losses) and gains	$(3)	$160	$(6)	$3,696

	2022		2021
Nine Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$32	$2,451	$106	$24,265
Total realized losses	(153)	6,206	(10)	1,043
Net realized (losses) and gains	$(121)	$8,657	$96	$25,308

As of September 30, 2021, the Company recorded on its condensed consolidated statement of operations in net realized (losses) gains an impairment of approximately $1.0 million on its REIT investment which is excluded from the table above.

The table below summarizes the Company’s debt securities at September 30, 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$95,442	14%	$93,586	15%
Due after one year through five years	342,738	49%	313,712	50%
Due after five years through ten years	199,300	28%	165,917	26%
Due after ten years	66,885	9%	59,977	9%
Total	$704,365	100%	$633,192	100%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Debt securities	$2,992	$1,986	$7,695	$5,164
Equity securities	—	—	—	—
Cash and cash equivalents	273	17	433	72
Other investments	135	514	447	1,101
Net investment income	3,400	2,517	8,575	6,337
Less: Investment expenses	513	969	1,525	2,540
Net investment income, less investment expenses	$2,887	$1,548	$7,050	$3,797

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2022 and December 31, 2021, respectively:

	Less Than Twelve Months			Twelve Months or More
September 30, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	93	$4,023	$98,801	5	$331	$8,911
States, municipalities and political subdivisions	61	5,166	39,273	64	7,871	47,766
Special revenue	378	15,277	121,001	153	18,876	103,038
Industrial and miscellaneous	190	7,376	98,431	103	12,356	66,066
Total fixed maturity securities	722	$31,842	$357,506	325	$39,434	$225,781

	Less Than Twelve Months			Twelve Months or More
December 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	43	$282	$57,420	—	$—	$—
States, municipalities and political subdivisions	98	1,270	80,972	—	—	—
Special revenue	253	3,485	195,450	14	35	1,214
Industrial and miscellaneous	191	2,387	146,746	18	578	11,598
Total fixed maturity securities	585	$7,424	$480,588	32	$613	$12,812

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

If the decline in fair value of an available-for-sale security below its amortized cost is considered to be the result of a credit loss, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. For the three and nine months ending September 30, 2022, management concluded that the decline in the fair value was not a result of credit losses but rather as a direct result from the increase in the market interest rates. Therefore, the Company did not have an allowance for credit losses as of September 30, 2022 or December 31, 2021.

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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs - Equity Method	$3,517	$3,517	$3,852	$3,852
Investments in non-consolidated VIEs - Amortized Cost	$8,490	$8,490	$15,000	$15,000
Investments in non-consolidated VIEs - Measure Alternative	$5,077	$5,077	$5,077	$5,077
Total non-consolidated VIEs	$17,084	$17,084	$23,929	$23,929

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. The Company did not hold any Level 3 assets or liabilities as of September 30, 2022 or December 31, 2021.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$114,286	$—	$114,286	$—
States, municipalities and political subdivisions	92,185	—	92,185	—
Special revenue	256,318	—	256,318	—
Industrial and miscellaneous	170,403	—	170,403	—
Total investments	$633,192	$—	$633,192	$—

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$73,825	$364	$73,461	$—
States, municipalities and political subdivisions	105,699	—	105,699	—
Special revenue	288,569	—	288,569	—
Hybrid securities	99	—	99	—
Industrial and miscellaneous	201,162	—	201,162	—
Total investments	$669,354	$364	$668,990	$—

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

For the year ended December 31, 2021, the Company recorded a goodwill impairment following its annual valuation review of approximately $61 million. In the second quarter of 2021, the Company recognized an impairment in other investments of approximately $1.0 million based on the estimated fair value of the Company's ownership interest. During the second quarter of 2022, Management concluded that it had a full impairment of its remaining goodwill and that the carrying value of $92.0 million should be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company's markets; and (iii) the Company's market cap was below book value.

NOTE 4. OTHER COMPREHENSIVE LOSS

The following table is a summary of other comprehensive loss and discloses the tax impact of each component of other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(17,471)	$4,090	$(13,381)	$(1,344)	$311	$(1,033)
Reclassification adjustment of realized losses (gains) included in net loss	3	(1)	2	6	(1)	5
Effect on other comprehensive loss	$(17,468)	$4,089	$(13,379)	$(1,338)	$310	$(1,028)

	For the Nine Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(65,403)	$15,310	$(50,093)	$(8,316)	$1,928	$(6,388)
Reclassification adjustment of realized losses (gains) included in net loss	121	(28)	93	(96)	22	(74)
Effect on other comprehensive loss	$(65,282)	$15,282	$(50,000)	$(8,412)	$1,950	$(6,462)

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

Components of the Company’s lease costs for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Amortization of ROU assets - Finance leases	$651	$647
Interest on lease liabilities - Finance leases	244	263
Variable lease cost (cost excluded from lease payments)	287	112
Operating lease cost (cost resulting from lease payments)	350	339
Total lease cost	$1,532	$1,361

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Amortization of ROU assets - Finance leases	$1,943	$1,321
Interest on lease liabilities - Finance leases	739	524
Variable lease cost (cost excluded from lease payments)	713	373
Operating lease cost (cost resulting from lease payments)	1,055	1,018
Total lease cost	$4,450	$3,236

Supplemental cash flow information and non-cash activity related to the Company’s operating and financing leases were as follows (in thousands):

	At September 30, 2022	At September 30, 2021
Finance lease - Operating cash flows	$737	$31
Finance lease - Financing cash flows	$1,540	$100

Operating lease - Operating cash flows (fixed payments)	$1,188	$1,123
Operating lease - Operating cash flows (liability reduction)	$942	$840

Supplemental balance sheet information related to the Company’s operating and financing leases as of September 30, 2022 were as follows (in thousands):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Right-of-use assets - operating	Right-of-use lease asset, net	$4,437	$5,035
Right-of-use assets - finance	Right-of-use lease asset, net	$20,781	$22,718
Lease liability - operating	Lease liability	$5,821	$6,551
Lease liability - finance	Lease liability	$23,080	$24,621

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

	September 30, 2022	September 30, 2021
Weighted average lease term - Finance leases	8.37 yrs.	9.34 yrs.
Weighted average lease term - Operating leases	5.68 yrs.	6.40 yrs.
Weighted average discount rate - Finance leases	4.2%	4.2%
Weighted average discount rate - Operating leases	5.4%	5.3%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

September 30, 2022
2022 remaining	$1,161
2023	4,592
2024	4,263
2025	3,970
2026	3,990
Thereafter	16,225
Total lease payments	34,201
Less: imputed interest	(5,300)
Present value of lease liabilities	$28,901

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(In thousands)
Land	$2,582	$2,582
Building	10,141	10,141
Computer hardware and software	12,089	7,204
Office furniture and equipment	1,381	1,355
Tenant and leasehold improvements	10,172	8,255
Vehicle fleet	720	720
Total, at cost	37,085	30,257
Less: accumulated depreciation and amortization	(14,301)	(12,831)
Property and equipment, net	$22,784	$17,426

Depreciation and amortization expense for property and equipment was approximately $544,900 and $736,000 for the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $1.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company’s real estate consists of 15 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Intangible Assets

At September 30, 2022 and December 31, 2021, goodwill was $0 and $92.0 million and intangible assets were $51.2 million and $55.9 million, respectively. The Company has determined the useful life of the other intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing concurrent with goodwill.

Goodwill
(in thousands)
Balance as of December 31, 2021	$91,959
Goodwill acquired	—
Impairment	(91,959)
Balance as of September 30, 2022	$—

Management tests goodwill and other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that goodwill or the Company’s other intangible assets might be impaired. During the second quarter of 2022, management determined a triggering event occurred for which it deemed an interim evaluation of goodwill was appropriate and concluded the remaining balance of its goodwill was fully impaired. The carrying value of $92.0 million was written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company’s markets; and (iii) the Company’s market cap was below book value. These factors reduced the Company’s previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, as of the second quarter of 2022, most of which was not tax deductible.

Other Intangible Assets

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for three months ended September 30, 2022 and 2021 was $1.6 million and for the nine months ended September 30, 2022 and 2021 was $4.8 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2022 or 2021.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2022 - remaining	$1,588
2023	$6,351
2024	$6,351
2025	$6,315
2026	$6,114
Thereafter	$23,129
Total	$49,848

NOTE 8. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share (“EPS”) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic loss per share:
Net loss attributable to common stockholders (000's)	$(48,240)	$(16,410)	$(166,864)	$(25,509)
Weighted average shares outstanding	26,369,265	27,938,028	26,536,700	27,902,814
Basic loss per share:	$(1.83)	$(0.59)	$(6.29)	$(0.91)

Diluted loss per share:
Net loss attributable to common stockholders (000's)	$(48,240)	$(16,410)	$(166,864)	$(25,509)
Weighted average shares outstanding	26,369,265	27,938,028	26,536,700	27,902,814
Total weighted average dilutive shares	26,369,265	27,938,028	26,536,700	27,902,814
Diluted loss per share:	$(1.83)	$(0.59)	$(6.29)	$(0.91)

The Company had 196,914 and 2,677,355 antidilutive shares as of September 30, 2022 and 2021, respectively. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended September 30, 2022 and 2021, the Company allocated ceding commission income of $11.7 million and $12.0 million to policy acquisition costs and $3.8 million and $4.0 million to general and administrative expense, respectively. For the nine months ended September 30, 2022 and 2021, the Company allocated ceding commission income of $34.9 million and $35.2 million to policy acquisition costs and $11.5 million and $11.6 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Beginning balance of deferred reinsurance ceding commission income	$38,529	$39,940	$40,405	$39,995
Ceding commission deferred	17,046	17,659	46,110	48,447
Less: ceding commission earned	(15,486)	(15,978)	(46,426)	(46,821)
Ending balance of deferred reinsurance ceding commission income	$40,089	$41,621	$40,089	$41,621

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Beginning Balance	$99,468	$95,967	$93,881	$89,265
Policy acquisition costs deferred	39,194	47,976	139,028	144,380
Amortization	(38,013)	(48,518)	(132,260)	(138,220)
Ending Balance	$100,649	$95,425	$100,649	$95,425

NOTE 11. INCOME TAXES

The Company files a consolidated federal income tax return. Deferred federal income taxes reflect the future tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred taxes for temporary differences between the financial statement and tax return basis of assets and liabilities.

Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which the Company has already recorded the tax benefit in its income statement. Deferred tax liabilities generally represent tax expense recognized in the Company's financial statements for which payment has been deferred or expenditures for which the Company has already taken a deduction in its tax return but have not yet been recognized in its financial statements. Under GAAP the Company is required to evaluate the recoverability of its deferred tax assets and establish a valuation allowance if necessary to reduce its deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances.

The Company establishes or adjusts valuation allowances for deferred tax assets when it estimates that it is more likely than not that future taxable income will be insufficient to realize the value of the deferred tax assets. The Company evaluates all significant available positive and negative evidence as part of its analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income and tax-planning strategies that would result in the realization of deferred tax assets. The underlying assumptions its uses in forecasting future taxable income require significant judgment and take into account the Company's recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in its results of operations.

As of September 30, 2022. the Company recognized a valuation allowance of $10.7 million against the net deferred tax assets generated at its foreign domiciled captive reinsurer, Osprey Re. The Company can only realize those net deferred tax assets to the extent Osprey Re contributes future taxable income to the consolidated group. Management believes there is not sufficient evidence at the current time to realize the Osprey Re net deferred tax assets within the next calendar year. The valuation allowance is accounted for as an increase to income tax expense for the quarter. Osprey Re’s future taxable income can be used to apply against its net deferred tax assets to reduce taxable income and the valuation allowance will decrease proportionately resulting in a reduction of income tax expense. Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and its effective tax rate in the future.

For the three months ended September 30, 2022 and 2021, the Company recorded a tax benefit of $1.1 million and $1.1 million, respectively, which corresponds to effective tax rates of 2.2% and 6.4%, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded an income tax benefit of $11.2 million and $5.6 million, respectively, which corresponds to effective tax rates of 6.3% and 18.1%, respectively. The effective tax rates for the three and nine months ended September 30, 2022 were impacted by the mostly non-deductible goodwill impairment charge taken in the second quarter of 2022 described in Note 7. Goodwill and Other Intangible Assets as well as the valuation allowance described above. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was also affected by various permanent tax differences, including disallowed executive compensation deductions which was further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. Finally, the effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred asset (liability):

	September 30, 2022	December 31, 2021
Deferred tax assets:	(In thousands)
Unearned premiums	$13,454	$15,805
Unearned commission	9,384	9,459
State net operating loss	1,490	1,222
Tax-related discount on loss reserve	4,799	3,872
Stock-based compensation	455	84
Accrued expenses	1,481	1,182
Leases	841	792
Unrealized losses	17,195	1,913
Federal net operating loss carryforward	15,752	—
Other	416	472
Valuation allowance	(10,650)	—
Total deferred tax asset	54,617	34,801
Deferred tax liabilities:
Deferred acquisition costs	23,561	21,977
Prepaid expenses	118	177
Property and equipment	1,221	1,504
Note discount	225	187
Basis in purchased investments	666	34
Basis in purchased intangibles	—	14,550
Internal revenue code 481(a)-Accounting method change	1,104	4,416
Amortization of goodwill	11,459	—
Other	1,626	1,382
Total deferred tax liabilities	39,980	44,227
Net deferred tax asset (liability)	$14,637	$(9,426)

As of September 30, 2022, the Company has a gross operating loss carryforward for federal and state income tax purposes of $20.7 million and $45.8 million, respectively, which will expire after 2042. The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2018 through 2021.

Osprey Re, our reinsurance affiliate, based in Bermuda, made an irrevocable election under IRC Section 953(d) to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, the Company's reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation. Furthermore, limitations may be imposed on the ability to utilize Osprey Re’s deferred tax assets to the extent it has not contributed income to the consolidated group during its inclusion in the consolidated group.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2021 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). Additionally, for the 2022 hurricane season, the Company purchased a portion of the Company's catastrophe excess of loss reinsurance program from Citrus Re Ltd. (“Citrus Re), a Bermuda special purpose insurer formed in 2014, through the 2022-1 notes, which cover catastrophe losses incurred for specific states. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2022-2023 reinsurance program provides first event coverage up to $1.3 billion for Heritage P&C, first event coverage up to $1.2 billion for NBIC, and first event coverage up to $780.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $35.0 million would be ceded to Osprey; NBIC – $30.0 million of which $30.0 million would be ceded to Osprey in a shared contract with Zephyr; and Zephyr – $40.0 million, of which $30.0 million would be ceded to Osprey in a shared contract with NBIC.

The Company is responsible for all losses and loss adjustment expenses in excess of the Company's reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.2 billion of limit purchased in 2022 includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.

The Company's estimated net cost for the 2022-2023 catastrophe excess of loss reinsurance programs was approximately $359.5 million. This cost estimate is based on projected exposures for which there is a true up as of August 31, 2022.

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

General Excess of Loss

The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2021 through June 30, 2022, the coverage is in two layers in excess of the Company’s retention of the first $500,000 of loss. The first layer is $250,000 excess $500,000 for property and casualty losses and the second layer for property losses is $2.75 million excess $750,000. The second layer for casualty losses is $1.25 million excess $750,000. For the contract period of July 1, 2022 through June 30, 2023, the coverage for property losses is $2.75 million excess $750,000 and for casualty losses is $1.25 million excess $750,000.

In addition, the Company purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

For a detailed discussion of the Company’s 2021-2022 Reinsurance Program please refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2021 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Premium written:
Direct	$304,501	$274,178	$952,981	$886,059
Ceded	(60,885)	(53,505)	(536,139)	(491,677)
Net	$243,616	$220,673	$416,842	$394,382
Premiums earned:
Direct	$307,959	$294,409	$891,539	$850,466
Ceded	(148,266)	(131,964)	(420,645)	(399,323)
Net	$159,693	$162,445	$470,894	$451,143
Loss and Loss Adjustment Expenses
Direct	$809,993	$195,099	$1,147,243	$483,382
Ceded	(654,144)	(65,467)	(749,834)	(155,006)
Net	$155,849	$129,632	$397,409	$328,376

NOTE 13. RESERVE FOR UNPAID LOSSES

The Company determines the reserve for unpaid losses on an individual-case basis for all incidents reported. The liability also includes amounts which are commonly referred to as incurred but not reported, or “IBNR”, claims as of the balance sheet date. The

Company estimates its IBNR reserves by projecting its ultimate losses using industry accepted actuarial methods and then deducting actual loss payments and case reserves from the projected ultimate losses. Hurricane Ian struck Florida as a strong Category 4 hurricane on September 28, 2022. Gross catastrophe losses from Hurricane Ian are estimated to be of $655.4 million with net retained losses of $40.0 million. Gross losses from Hurricane Irma caused an increase in the ending balance as indicated below.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$553,909	$625,979	$590,166	$659,341
Less: reinsurance recoverable on unpaid losses	235,239	366,879	301,757	397,688
Net balance, beginning of period	318,670	259,100	288,409	261,653
Incurred related to:
Current year	156,855	130,425	395,921	331,374
Prior years	(1,006)	(793)	1,489	(2,998)
Total incurred	155,849	129,632	397,410	328,376
Paid related to:
Current year	70,914	75,508	170,255	171,128
Prior years	24,088	27,273	136,047	132,950
Total paid	95,002	102,781	306,302	304,078
Net balance, end of period	379,517	285,951	379,517	285,951
Plus: reinsurance recoverable on unpaid losses	829,835	350,195	829,835	350,195
Balance, end of period	$1,209,352	$636,146	$1,209,352	$636,146

As of September 30, 2022, the Company reported $379.5 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $266.8 million attributable to IBNR net of reinsurance recoverable, or 70.34% of net reserves for unpaid losses and loss adjustment expenses.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

As of September 30, 2022, the Company had $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the nine-month periods ended September 30, 2022 and 2021, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.0 million and $1.3 million, on the Convertible Notes, respectively.

Holders of the 5.875% Convertible Senior Notes due 2037 (the “Notes”) issued by the Company had an optional put right, pursuant to the indenture governing the Notes, to require the Company to repurchase the aggregate principal amount of Notes that are validly tendered. The Company received notice from the Depositary for the Notes that, on July 29, 2022, $10,895,000 aggregate principal amount of the Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Notes, and the Company directed the trustee to cancel the Notes tendered. Prior to this transaction, the outstanding balance as of September 30, 2022 of non-affiliated Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company used $10.0 million from its revolving credit facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Notes.

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

On November 7, 2022, the Company and its subsidiary guarantors entered into an amendment to the Credit Agreement to, among other things, (i) decrease the revolving credit facility from $75 million to $50 million, (ii) establish a new $25 million term loan facility to refinance loans outstanding under the existing revolving credit facility and to pay fees, costs and expenses related thereto, (iii) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the revolving credit facility commitments and/or term loan commitments, (iii) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (iii) increase the applicable margin for loans under the Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%). The Seventh Amendment also modified certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement. For additional information regarding the changes to the financial covenants in the Credit Agreement, refer to Part II, Item 5, “Other Information” in this Quarterly Report on Form 10-Q.

The Credit Agreement, as amended, provides for (1) a five-year senior secured term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Term Loan Facility. As amended by the Seventh Amendment, the principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of September 30, 2022, there was $66.5 million in aggregate principal outstanding on the Term Loan Facility and as of November 7, 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $73.9 million in aggregate principal outstanding on the Term Loan Facility.

For the nine months ended September 30, 2022, the Company made principal and interest payments of approximately $2.6 million and $1.7 million, respectively and for the comparable period of 2021, the Company made interest payments of approximately $1.5 million on the Term Loan Facility.

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

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of September 30, 2022, we had $25.0 million in borrowings and a $22.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to the Seventh Amendment, the borrowings under the Revolving Credit Facility were repaid in full.

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin and a credit adjustment spread equal to 0.10% or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin.

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.50 to 1.00, stepping down to 2.25 to 1.00 as of the second quarter of 2024 and 2.00 to 1.00 as of the second quarter of 2025, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries, which is required to be not less than $100 million plus 50% of positive quarterly net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio

At September 30, 2022, the effective interest rate on for the Term Loan Facility and Revolving Credit Facility was 5.88% and 5.69%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. On October 30, 2022, the interest rate shall adjust to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%. The Company makes monthly principal and interest payments toward the loan. For each of the respective nine-month periods ended September 30, 2022 and 2021, the Company made principal and interest payments of approximately $670,000 on the mortgage loan.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of September 30, 2022, the fair value of the collateralized securities was $26.4 million and the equity investment in FHLB common stock was $1.2 million. For each of the nine-month periods ended September 30, 2022, and 2021, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $450,500. As of September 30, 2022, and December 31, 2021, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston valued at $319,100 and $215,900, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Convertible debt	$885	$23,413
Mortgage loan	$11,281	$11,521
Credit loan facility	$66,500	$69,125
Revolving credit facility	$25,000	$—
FHLB loan agreement	$19,200	$19,200
Total principal amount	$122,866	$123,259
Deferred finance costs	$1,583	$2,502
Total long-term debt	$121,283	$120,757

After giving effect to Seventh Amendment, as of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Credit Agreement, Convertible Notes indenture, cash borrowings and other loans. The Company’s ability to secure future debt financing depends, in part, on its ability to remain in such compliance.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that the Company is subject to with respect to its long-term debt.

The schedule of principal payments on long-term debt as of September 30, 2022 is as follows:

Year	Amount
(In thousands)
2022 remaining	$957
2023	23,039
2024	4,292
2025	5,624
2026	78,331
Thereafter	10,623
Total	$122,866

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following as of September 30, 2022 and December 31, 2021:

Description	September 30, 2022	December 31, 2021
	(In thousands)
Deferred reinsurance ceding commission	$40,089	$40,406
Accounts payable and other payables	11,057	10,086
Accrued interest and issuance costs	575	735
Accrued dividends	72	1,634
Premium tax	1,523	871
Other liabilities	30	195
Commission payables	15,871	17,598
Total other liabilities	$69,217	$71,525

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

The Company’s insurance subsidiaries Heritage P&C, NBIC, Zephyr, and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, NBIC and PIC was $261.4 million at September 30, 2022 and $302.1 million at December 31, 2021. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company is in compliance. At September 30, 2022, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2022 and 2021.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended September 30, 2022 and 2021, the Company paid agency commission to Comegys of approximately $53,735 and $53,900, respectively. For the nine months ended September 30, 2022 and 2021, the Company paid agency commission to Comegys of approximately $549,988 and $595,700, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three and nine months ended September 30, 2022, the contributions made to the plan on behalf of the participating employees were approximately $276,090 and $1.0 million, respectively. For the three and nine months ended September 30, 2021, the contributions made to the plan on behalf of the participating employees were approximately $293,000 and $985,000, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the nine months ended September 30, 2022 and 2021, the Company incurred medical premium costs including the new 2021-2022 healthcare premiums, of $3.4 million and $2.6 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had $0 million and $1.4 million of unapplied insurance premiums and additional liability recorded for unpaid claims, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2022, the Company had 25,898,930 shares of common stock outstanding, 11,890,599 treasury shares of common stock and 715,454 unvested restricted common stock with accrued dividends reflecting total paid-in capital of $334.2 million as of such date.

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

Stock Repurchase Program

On December 19, 2021, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2021, for the purpose or repurchasing up to an aggregate of $25.0 million of Common Stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2022 (the "New Share Repurchase Plan"). For the nine months ended September 30, 2022, the Company repurchased in aggregate 1,353,862 shares of its common stock under its repurchase programs for $6.7 million.

At September 30, 2022, the Company has the capacity under the New Share Repurchase Plan to repurchase $18.3 million of its common shares until December 31, 2022.

Dividends

On March 4, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2022 to stockholders of record as of March 17, 2022.

On May 5, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2022 to stockholders of record as of June 14, 2022.

On August 3, 2022, the Board of Directors elected to allocate the $0.06 per share typically used to pay a quarterly dividend to shareholders to repurchase common stock totaling $1.7 million. The Board of Directors re-evaluates dividend distribution on a quarterly basis and will make a determination, in part, based on the current stock trading price as compared to book value.

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations and the limitations under the Company’s debt facilities.

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

At September 30, 2022 there were 386,603 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

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

During the first quarter of 2022, the Company awarded 3,636 shares and 115,327 shares of time-based restricted stock with at the time of grant a fair value of $5.50 and $6.72 per share, respectively to certain employees. The time-based restricted stock will vest in two and three year equal installments on December 27, 2022, 2023 and 2024, respectively. In addition, during the first quarter of 2022, the Company awarded 10,909 shares and 245,536 shares of performance-based restricted stock with at the time grant a fair value of $5.50 and $6.72 per share, respectively. The performance-based restricted stock has a three-year performance period beginning on January 1, 2022 and ending on December 31, 2024 and will vest following the end of the performance period but no later than March 5, 2025.

In January 2022, the Company awarded to non-employee directors in aggregate 21,768 shares of restricted stock with a fair value at the time of grant of $5.88 per share. The awards will vest on the date of the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 23, 2022, at which time the restricted stock was effectively vested.

In June 2022, the Company awarded to non-employee directors in aggregate 99,376 shares of restricted stock with a fair value at the time of grant of $3.22 per share. The awards will vest on the earlier of the one year anniversary of the grant date and the date immediately prior to the date of the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.

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

Restricted stock activity for the nine months ended September 30, 2022 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	240,107	5.18
Vested	(41,919)	4.81
Canceled and surrendered	(22,271)	4.40
Non-vested, at September 30, 2022	715,454	$7.40

Awards are being amortized to expense over the two to five-year vesting period. For the three months ended September 30, 2022 and 2021, the Company recognized $499,000 and $320,000 of compensation expense, respectively. The Company recognized $1.5 million and $867,000 of compensation expense for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, 51,768 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $58,000. For the comparable period of 2021, 40,267 shares were vested and released of which 18,973 shares were withheld by the Company to cover withholding taxes of $171,000.

At September 30, 2022, there was approximately $1.2 million unrecognized expense related to time-based non-vested restricted stock and an additional $1.4 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2021, there was $2.1 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2022 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	25,000	16.35	0.75
April 24, 2020	127,837	10.43	2.00
September 21, 2020	37,349	10.71	2.00
January 4, 2021	62,906	6.89	2.00
March 3, 2022	14,545	5.50	2.88
March 16, 2022	360,863	6.72	2.88
June 23, 2022	86,954	3.22	1.00
	715,454

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2022.

On November 7, 2022, Heritage Insurance Holdings, Inc. and its subsidiary guarantors (together, the “Company”) amended that certain Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent, collateral agent, swingline lender and issuing bank.

The Seventh Amendment amended the Credit Agreement to, among other things, (i) decrease the revolving credit facility from $75 million to $50 million, (ii) establish a new $25 million term loan facility to refinance loans outstanding under the existing revolving credit facility and to pay fees, costs and expenses related thereto, (iii) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the revolving credit facility commitments and/or term loan commitments, (iii) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (iii) increase the applicable margin for loans under the Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%).

The Seventh Amendment also modifies certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future. Specifically, starting in the first quarter of 2023, the Seventh Amendment amends certain financial covenants as follows: (1) require additional leverage ratios under the Consolidated Leverage Ratio covenant (as defined in the Credit Agreement) after the initial step down to 2.50x in the second quarter of 2023 not to exceed 2.25x as of the second quarter of 2024 and 2.00x as of the second quarter of 2025, (2) apply all (A) Restricted Payments (as defined in the Credit Agreement) and (B) fee forgiveness & other capital contributions to the Company’s regulated insurance companies that are not a party to the Credit Agreement (“Non-credit Parties”) that exceed $38 million, when calculating (i) Consolidated Tangible Net Worth (as defined in the Credit Agreement) which is required to be not less than $100 million plus 50% of positive quarterly net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions and (ii) Consolidated Fixed Charge Ratio (as defined in the Credit Agreement) which is required to be 1.20x. The Seventh Amendment also (A) eliminates the current $10 million basket available to the Company to pay dividends to its shareholders or to repurchase its securities, (B) provides for a dividend of up to $2.0 million in the fourth quarter of 2024 under certain conditions and (C) restricts future dividends based on maintenance of certain financial ratios, including Consolidated Tangible

Net Worth. As a result, going forward, dividends and stock repurchases may be limited or restricted entirely and the Company’s ability to contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement may be limited.

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

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia and commercial residential insurance in Florida, New Jersey, and New York. We provide personal residential insurance in Florida on both an admitted and non-admitted basis and in California on a non-admitted basis. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

Trends

Inflation, Underwriting and Pricing

We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates, resulting in an increase in the average premium per policy of 13.6% for the quarter ended September 30, 2022 as compared to the prior year quarter. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. our retention has remained steadily in the range of 90% despite the rate increases we have implemented, in large part due to a challenging property insurance market in many of the regions in which we operate. Weather losses and a higher cost of reinsurance have impacted these markets. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on managing exposure and achieving rate adequacy throughout the book of business.

We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Our Florida personal lines market is also seeing claim costs impacted by litigated claims, which substantially increases loss costs thereby driving up rates for the insurance buying public. Our response to this phenomenon is a combination of raising rates and reducing exposure. Since that time the claims abuse has extended throughout much of Florida, generated from assignment of benefits, excessive roof claims, and unwarranted litigated claims which far exceeds levels experienced in other states. Correspondingly, our exposure reduction plan expanded to personal lines business throughout the state of Florida.

Our industry experienced higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in the Spring 2022 renewals. We anticipate continued cost increases and availability constraints for the 2023 renewal season. As described herein, we are carefully managing exposure by reducing new business written in certain geographies, non-renewing unprofitable business in compliance with regulatory requirements, increasing rates, and narrowing our underwriting requirements.

While we see improvement in the geographic distribution of our business, which is becoming more rate adequate, our Florida loss costs have continued to increase from a combination of adverse weather and exacerbation of losses on weather and other claims resultant from the litigated claims environment. Recent legislative changes have been made in Florida in each of the last three years, which we believe is making some progress toward reducing losses from abusive claim reporting practices.

The table below shows reductions in Florida policy count and total insured value (“TIV”) of 17.6% and 10.3%, respectively, from the prior year quarter. During this period, Florida premium in force declined by only 2.6% as rate increases dampened the impact of the reduction in policy count. For markets outside of Florida, the premiums-in-force increased at a much larger rate than the increases in policies in force and TIV, primarily due to rate increases.

	At September 30,
	2022	2021	% Change
Policies in force:
Florida	188,383	228,572	-17.6%
Other States	352,989	352,714	0.1%
Total	541,372	581,286	-6.9%

Premiums in force:
Florida	$569,589,537	$584,994,491	-2.6%
Other States	672,812,875	589,527,230	14.1%
Total	$1,242,402,412	$1,174,521,721	5.8%

Total Insured Value:
Florida	$102,784,056,201	$114,537,338,974	-10.3%
Other States	304,657,398,158	284,498,624,168	7.1%
Total	$407,441,454,359	$399,035,963,142	2.1%

Strategic Profitability Initiatives

The following provides an update to the Company’s strategic initiatives that we expect will enable Heritage to achieve consistent long-term quarterly earnings and drive shareholder value. The Supplemental Information table included in this earnings release demonstrates progress made since third quarter 2021.

•
Generate underwriting profit though rate adequacy and more selective underwriting.
o
Premiums-in-force of $1.24 billion are up 5.8% from the prior year quarter, while policy count is down 6.9%, driven by higher rates.
o
Average premium per policy throughout the book increased 13.6% over the prior year quarter.
o
Continued focus on tightening underwriting criteria while also restricting new business written in over-concentrated markets or products.
•
Optimize capital allocation toward products and geographies that maximize long-term returns.
o
Reduction of policy count for Florida personal lines product is a key focus and will continue if meaningful legislation to reduce abusive claims practices does not occur. Florida PRES policies in force intentionally declined by 18.8% as compared to the prior year period.
o
Continued offering of Florida commercial lines product with 18.2% growth in annual premium while value TIV increased only 4.2%.
•
Improve portfolio diversity.
o
Diversification efforts led to a premium in-force growth of 14.1% in other States other than Florida.
o
Overall premium-in-force increase of 5.8%, despite an 8.5% reduction in Florida admitted personal lines business.
o
TIV in other states improved to 74.8%, compared to 71.3% as of the third quarter of 2021.

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general supply chain disruptions and inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims.

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

Third Quarter 2022 Financial Results

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

•
Third quarter net loss of $48.2 million or $1.83 per diluted share, compared to a net loss of $16.4 million or $0.59 per diluted share in the prior year quarter, driven primarily by current accident year weather losses including a $40 million net retention for Hurricane Ian. In addition the Company recorded a $10.7 million valuation allowance against our net deferred tax asset related to certain tax elections made by Osprey Re, our captive reinsurer domiciled in Bermuda.
•
Gross premiums written of $304.5 million, up 11.1% from $274.2 million in the prior year quarter, reflecting a 4.8% rate related increase in Florida, despite a policy count reduction of approximately 40,000, and 15.4% growth in other states primarily due to rate increases. Rate increases continued to meaningfully benefit written premiums throughout the book of business.
•
Gross premiums written of $304.5 million, up 11.1% from $274.2 million in the prior year quarter, reflecting a 4.8% rate related increase in Florida, despite a policy count reduction of approximately 40,000, and 15.4% growth in other states primarily due to rate increases. Rate increases continued to meaningfully benefit written premiums throughout the book of business.
•
Gross premiums earned of $308.0 million, up 4.6% from $294.4 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by higher average premium per policy.
•
Net earned premiums of $159.7 million, down 1.7% from $162.4 million in the prior year quarter, reflecting a 12.4% increase in contract year reinsurance cost with higher ceded premium outpacing the increase in gross earned premiums for the quarter.
•
Net current accident year weather losses of $63.8 million, up 24.2% from $51.4 million in the prior year quarter. Current accident year catastrophe weather losses are $40.0 million up 150.5% from $16.0 million in the prior year quarter. The catastrophe loss for the current quarter represents our $40.0 million retention for Hurricane Ian. Current accident year other weather losses are $23.8 million, down 32.8% from $35.4 million in the prior year quarter.
•
Ceded premium ratio of 48.1%, up 3.3 points from 44.8% in the prior year quarter driven by a higher cost of the 2022-2023 catastrophe excess of loss program, stemming from both higher costs and higher TIV.
•
Net loss ratio of 97.6%, 17.8 points higher than the prior year quarter of 79.8%, driven by higher losses incurred and slightly lower net earned premium than the prior year quarter.
•
Net expense ratio of 35.7%, up 3.0 points from the prior year quarter amount of 32.7%, mostly driven by the reduction of net earned premium from the prior year quarter, with a small portion of the increase related to higher underwriting costs associated with an increase in gross premiums written.
•
Net combined ratio of 133.3%, up 20.8 points from 112.5% in the prior year quarter, driven by a higher net loss ratio and net expense ratio as described above.
•
Effective tax rate was 2.2% compared to 6.4% in the prior year quarter, driven by the impact of permanent differences in relation to the pre-tax loss each quarter, as well as a $10.7 million valuation allowance as described above in the current period quarter.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

Revenue

	For the Three Months Ended September 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$304,501	$274,178	$30,323	11.1%
Change in gross unearned premiums	3,458	20,231	(16,773)	(82.9)%
Gross premiums earned	307,959	294,409	13,550	4.6%
Ceded premiums earned	(148,266)	(131,964)	(16,302)	12.4%
Net premiums earned	159,693	162,445	(2,752)	(1.7)%
Net investment income	2,887	1,548	1,339	86.5%
Net realized losses	(3)	(6)	3	(50.0)%
Other revenue	2,916	3,421	(505)	(14.8)%
Total revenue	$165,493	$167,408	$(1,916)	(1.1)%

Total revenue

Total revenue was $165.5 million in the third quarter of 2022, down 1.1% from $167.4 million in the prior year quarter. The decrease primarily stems from lower net premiums earned, driven by higher reinsurance costs, partly offset by an increase in investment income, as described in detail below.

Gross premiums written

Gross premiums written were $304.5 million, up 11.1% from $274.2 million the prior year quarter, reflecting a 4.8% growth in Florida and 15.4% growth in other states, primarily from increased rates as well as a small increase in policy count in states outside of Florida. Rate increases continued to meaningfully benefit written premiums throughout the book of business.

Premiums-in-force were $1.24 billion in the third quarter of 2022, up 5.8% from third quarter 2021, while policies-in-force were down 6.9%. The increase in premiums-in-force reflects the impact of rate increases more than offsetting the premiums associated with the reduction in policies-in-force. The reduction in policies-in-force from the third quarter of 2021 reflects our exposure management initiatives.

Gross premiums earned

Gross premiums earned were $308.0 million in the third quarter of 2022, up 4.6% from $294.4 million in the prior year quarter. The increase reflects higher gross premiums written over the last twelve months, which is primarily related to higher rates on a smaller book of business based on policy count.

Ceded premiums earned

Ceded premiums earned were $148.3 million in the third quarter of 2022, up 12.4% from $132.0 million in the prior year quarter. The growth results primarily from higher reinsurance costs due to market conditions and higher TIV, as well as higher ceded premium for our net quota share reinsurance program, driven by growth in our northeast business.

Net premiums earned

Net premiums earned were $159.7 million in the third quarter of 2022, down 1.7% from $162.4 million in the prior year quarter, reflecting a 12.4% increase in contract year reinsurance cost with higher ceded premium outpacing the increase in gross earned premiums for the quarter.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $2.9 million in the third quarter 2022, compared to a net investment gain of $1.5 million in the prior year quarter. The increase is driven by a higher interest rate environment compared to the prior year quarter.

Other revenue

Other revenue was $2.9 million in the third quarter of 2022, down by 14.8% from $3.4 million in the prior year quarter, driven primarily by a decline in policy fee income associated with the reduction of policies in force.

	For the Three Months Ended September 30,
(Unaudited)	2022	2021	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	$155,849	$129,632	$26,217	20.2%
Policy acquisition costs	39,194	35,984	3,210	8.9%
General and administrative expenses	17,758	17,169	589	3.4%
Total operating expenses	212,801	182,785	30,017	16.4%

Total operating expenses

Total operating expenses were up $30.0 million, or 16.4% in the third quarter of 2022. As described below, the driver was primarily from the increase in losses and loss adjustment expenses as well as an increase in acquisition costs.

Losses and loss adjustment expenses

Losses and loss adjustment expenses (“LAE”) were $155.8 million in the third quarter of 2022, up from $129.6 million in the prior year quarter driven by higher weather and attritional losses. Net current accident year weather losses were $63.8 million, up 24.2% from $51.4 million in the prior year quarter. Current accident year weather losses include $40.0 million of net current accident quarter catastrophe losses from Hurricane Ian, up from $16.0 million in the prior year quarter, and $23.8 million of other weather losses, down from $35.4 million in the prior year quarter.

Policy acquisition costs

Policy acquisition costs were $39.2 million in the third quarter of 2022, up 8.9% from $36.0 million in the prior year quarter. The increase is primarily attributable to growth of 11.1% in gross premiums written.

General and administrative expenses

General and administrative expenses were $17.8 million in the third quarter of 2022, up 3.4% from $17.2 million in the prior year quarter, driven primarily by compensation related items.

	For the Three Months Ended September 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating loss	$(47,308)	$(15,377)	$(31,931)	207.7%
Interest expense, net	2,027	2,150	(123)	(5.7)%
Loss before income taxes	(49,335)	(17,527)	(31,809)	181.5%
Benefit for income taxes	(1,095)	(1,117)	23	(2.0)%
Net loss	$(48,240)	$(16,410)	$(31,831)	194.0%
Basic net loss per share	$(1.83)	$(0.59)	$(1.24)	210.2%
Diluted net loss per share	$(1.83)	$(0.59)	$(1.24)	210.2%
Net loss

Third quarter 2022 net loss was $48.2 million ($1.83 loss per share), down from net loss of $16.4 million ($0.59 loss per share) in the prior year quarter, driven primarily from the increase in net losses and loss adjustment expenses incurred as described above and the relatively small benefit for income taxes as described below.

Interest expense, net

Net interest expense was $2.0 million in the third quarter of 2022, slightly down from $2.2 million in the prior year quarter mostly due to a reduction in debt discount associated with the repurchase of convertible notes in the second quarter of 2022.

Benefit for income taxes

Benefit for income taxes was $1.1 million in third quarter 2022 compared to $1.1 million in the prior year quarter. The effective tax rate in third quarter 2022 was impacted by the impact of permanent tax differences on projected results of operations for the calendar year as well as impacts to the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information. The effective tax rate was 2.2% compared to 6.4% in the prior year quarter, driven by the impact of permanent differences in relation to the pre-tax loss each quarter, as well as a $10.7 million valuation allowance in the current period quarter. The valuation allowance was recorded against our deferred tax asset related to our captive reinsurer, Osprey Re, for which net operating losses can only be used to offset income at Osprey Re due to the 953(d) election made when Osprey Re was formed. This was accounted for as an increase of income tax expense for the quarter.

Ratios

	For the Three Months Ended September 30,
(Unaudited)	2022	2021
Ceded premium ratio	48.1%	44.8%

Net loss and LAE ratio	97.6%	79.8%
Net expense ratio	35.7%	32.7%
Net combined ratio	133.3%	112.5%

Net combined ratio

The net combined ratio was 133.3% in the third quarter of 2022, up 20.8 points from 112.5% in the prior year quarter. The increase stems primarily from the increase in the net loss and LAE ratio, as described below.

Ceded premium ratio

The ceded premium ratio was 48.1% in the third quarter of 2022, up 3.3 points from 44.8% in the prior year quarter, reflecting a higher cost of the 2022-2023 catastrophe excess of loss program, stemming from both higher costs and higher TIV, driving the growth in ceded premiums earned to outpace the growth in gross premiums earned described above.

Net loss and LAE ratio

The net loss and LAE ratio was 97.6% in the third quarter of 2022, up 17.8 points from 79.8% in the prior year quarter, driven by higher weather and attritional losses. Net current accident year weather losses of $63.8 million, up 24.2% from $51.4 million in the prior year quarter. Current accident year weather losses include $40.0 million of net current accident quarter catastrophe losses from Hurricane Ian, up from $16.0 million in the prior year quarter, and $23.8 million of other weather losses, down from $35.4 million in the prior year quarter.

Net expense ratio

The net expense ratio was 35.7% in the third quarter of 2022, up 3.0 points from 32.7% in the prior year quarter. This was driven by higher underwriting costs associated with the growth in gross premiums written.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$952,981	$886,059	$66,922	7.6%
Change in gross unearned premiums	(61,442)	(35,593)	(25,849)	72.6%
Gross premiums earned	891,539	850,466	41,073	4.8%
Ceded premiums earned	(420,645)	(399,323)	(21,322)	5.3%
Net premiums earned	470,894	451,143	19,751	4.4%
Net investment income	7,050	3,797	3,253	85.7%
Net realized losses	(121)	(926)	805	(86.9)%
Other revenue	10,049	10,835	(786)	(7.3)%
Total revenue	$487,872	$464,849	$23,022	5.0%

Total revenue

Total revenue was $487.9 million for the nine months ended September 30, 2022, up 5.0% from $464.8 million in the prior year period. The increase primarily stems from higher net premiums earned and investment income, as described below.

Gross premiums written

Gross premiums written were $953.0 million for the nine months ended September 30. 2022, up 7.6% from $886.1 million in the prior year period. We experienced growth of 13.1% outside of Florida and 1.8% growth in Florida. Growth throughout our book of business was largely driven by rate increases resulting in a higher average premium per policy.

Premiums-in-force were $1.24 billion in the third quarter of 2022, up 5.8% from third quarter 2021, while policies-in-force were down 6.9%, with the difference largely stemming from rate increases. The reduction in policies-in-force from the third quarter of 2021 reflects our exposure management initiatives.

Gross premiums earned

Gross premiums earned were $891.5 million for the nine months ended September 30. 2022, up 7.0% from $850.5 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months, driven primarily by higher rates.

Ceded premiums earned

Ceded premiums earned were $420.6 million for the nine months ended September 30, 2022, up 5.3% from $399.3 million in the prior year period. The increase is attributable to the higher cost of the current year catastrophe excess of loss contract for which the impact was partly offset by a $18 million ceded premium on the severe convective storm contract included in the prior year amount.

Net premiums earned

Net premiums earned were $470.9 million for the nine months ended September 30, 2022, up 4.4% from $451.1 million in the prior year period. On a year-to-date basis, growth in gross premiums earned exceeded the growth in ceded premiums earned. However, on a quarter-to-date basis, the growth in ceded premiums earned exceeded the growth in gross premiums earned. This relates primarily to the cost of our severe convective storm reinsurance contract in 2021, which was fully earned by the second quarter of 2021.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $6.9 million for the nine months ended September 30, 2022, compared to $2.9 million in the prior year period. The increase is primarily due to higher balances in our fixed income portfolio than the prior nine-month period, coupled with a higher interest rate environment.

Other revenue

Other revenue was $10.0 million for the nine months ended September 30, 2022, down 7.3% from $10.8 million in the prior year period, driven primarily by a decline in policy fee income associated with the reduction of policies in force.

	For the Nine Months Ended September 30,
(Unaudited)	2022	2021	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	$397,409	$328,376	$69,033	21.0%
Policy acquisition costs	115,826	109,183	6,643	6.1%
General and administrative expenses	54,947	52,490	2,457	4.7%
Goodwill impairment	91,959	—	91,959	NM
Total operating expenses	660,141	490,049	170,092	34.7%

NM -Not meaningful

Total operating expenses

Total operating expenses were $660.1 million for the nine months ended September 30, 2022, up 34.7% from $490.0 million in the prior year period, primarily due to the $92.0 million pre-tax goodwill impairment charge taken in the second quarter of 2022, and a $69.0 million increase in losses and loss adjustment expenses detailed below.

Losses and loss adjustment expenses

Losses and LAE were $397.4 million for the nine months ended September 30, 2022, up 21.0% from $328.4 million in the prior year period driven by higher weather and attritional losses. Net current accident year weather losses were $165.7 million, up 40.1% from $118.3 million in the prior year period. Current accident year catastrophe weather losses were $117.1 million, up from $55.8 million in the prior year period, with current accident year other weather losses of $48.6 million, down from $62.5 million in the prior year period. Net current accident year catastrophe weather losses include a $40.0 million retention for Hurricane Ian.

Policy acquisition costs

Policy acquisition costs were $115.8 million for the nine months ended September 30, 2022, up 6.1% from $109.2 million in the prior year period. The increase is primarily attributable to growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $54.7 million for the nine months ended September 30, 2022, up 4.7% from $52.5 million in the prior year period. The increase is primarily attributable to a $1.5 million state tax credit recorded in the prior year period.

Goodwill impairment

As a result of our analysis for goodwill impairment performed during the second quarter of 2022, we impaired the entire amount of remaining goodwill, reducing our carrying value of goodwill from $92.0 million to $0. See the section titled “Goodwill Impairment Charge” above for more detail on our goodwill impairment charge.

	For the Nine Months Ended September 30,
(Unaudited)	2022	2021	$ Change	% Change
	(in thousands, except per share and share amounts)
Operating loss	$(172,269)	$(25,200)	$(147,069)	NM
Interest expense, net	5,750	5,953	(203)	(3.4)%
Loss before income taxes	(178,019)	(31,153)	(146,866)	471.4%
Benefit for income taxes	(11,155)	(5,644)	(5,511)	97.6%
Net loss	$(166,864)	$(25,509)	$(141,355)	NM
Basic net loss per share	$(6.29)	$(0.91)	$(5.37)	NM
Diluted net loss per share	$(6.29)	$(0.91)	$(5.37)	NM

NM -Not meaningful

Net loss

Net loss for the nine months ended September 30, 2022 was $166.9 million ($6.29 loss per share), compared to a net loss of $25.5 million ($0.91 loss per share) in the prior year period. The year-over-year change primarily stems from a $90.8 million (net of a $1.2 million tax deductible portion) non-cash goodwill impairment charge, as described above, coupled with an underwriting loss generated for the nine-month period driven by higher weather and attritional losses over the prior period, which includes a net retention of $40.0 million related to Hurricane Ian, as described above. Additionally, the benefit for income taxes was lower than our statutory rate, as described below.

Interest expense, net

Net interest expense was $5.8 million for the nine months ended September 30, 2022, slightly down from the prior year period.

Benefit for income taxes

Benefit for income taxes was $11.2 million for the nine months ended September 30, 2022 compared to $5.6 million in the prior year period. The effective tax rate was 6.3% for the nine months ended September 30, 2022 compared to 18.1% for the prior year period. The effective tax rate for the nine months ended September 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge as described above as well as a valuation allowance of $10.7 million recorded against our deferred tax asset, related to our captive reinsurer, Osprey Re, related to the IRC Section 953(d) election made when Osprey Re was formed. As a result of this election, net operating losses for Osprey Re may only be used to offset taxable income at Osprey Re.

The impact of permanent tax differences on projected results of operations for the calendar year also impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Nine Months Ended September 30,
(Unaudited)	2022	2021
Ceded premium ratio	47.2%	47.0%

Net loss and LAE ratio	84.4%	72.8%
Net expense ratio	36.3%	35.8%
Net combined ratio	120.7%	108.6%

Net combined ratio

The net combined ratio was 120.7% for the nine-month period ended September 30, 2022, up 12.1 points from 108.6% in the prior year period. The increase primarily stems from a higher net loss and LAE ratio as well as a small increase in the net expense ratio, as described below.

Ceded premium ratio

The ceded premium ratio was 47.2% for the nine-month period ended September 30, 2022, relatively flat from 47.0% in the prior year period. The cost of the current year catastrophe excess of loss contract was higher than the prior year but the impact was partly offset by a $18 million ceded premium on the severe convective storm contract included in the prior year amount.

Net loss and LAE ratio

The net loss and LAE ratio was 84.4% for the nine-month period ended September 30, 2022, up 11.6 points from 72.8% in the prior year period, driven by higher weather and attritional losses, including the $40 million retention for Hurricane Ian, compared to the prior year period, which was partly offset by the 4.4% increase in net premiums earned.

Net expense ratio

The net expense ratio was 36.3% for the nine-month period ended September 30, 2022, slightly up from 35.8% in the prior year period, driven by a lower PAC ratio.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of September 30, 2022, we had $297.5 million of cash and cash equivalents and $651.8 million in investments, compared to $359.3 million and $694.7 million, respectively, as of December 31, 2021. The decrease in cash and cash equivalents was primarily due to the timing of reinsurance payments for our catastrophe excess of loss program as well as timing of reinsurance recoveries. The decrease in investments is due to the unrealized losses on the Company’s available-for-sale fixed income securities portfolio. The unrealized losses resulted from the continued decline in bond prices throughout 2022 as a result of the higher interest rate environment. The Company’s fixed income portfolio average credit rating is A+ with a duration of 3.4 years at September 30, 2022.

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

As part of the Seventh Amendment to the Credit Agreement, discussed below, going forward, dividends and stock repurchases may be limited or restricted entirely and our ability to contribute capital to our insurance subsidiaries that are not parties to the Credit Agreement may be limited.

Cash Flows

	For the Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(15,480)	$72,772	$(88,252)
Investing activities	(33,507)	(112,927)	79,420
Financing activities	(11,952)	(7,402)	(4,550)
Net (decrease) increase in cash and cash equivalents	$(60,939)	$(47,557)	$(13,382)

Operating Activities

Net cash used in operating activities was $15.5 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $72.8 million for the comparable period in 2021. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first nine months of 2022 compared to the first nine months of 2021.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $33.5 million as compared to net cash used in investing activities of $112.9 million for the comparable period in 2021. The change in cash used in investing activities relates primarily to allocations of funds for investment in each period. Strategic sales of investments to yield realized gains in 2020 produced proceeds which were re-invested in 2021, driving up the cash used for investing activities for that period.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $12.0 million, as compared to cash used in financing activities of $7.4 million for the comparable period in 2021. The increase in cash used for financing activities was driven by draws from our Revolving Credit Facility (defined below) totaling $25 million to purchase and retire $22.5 million of Convertible Notes and a larger amount of treasury stock purchases during the nine months ended September 30, 2022.

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

Based on the Company’s results for the third quarter of 2022, management considered it likely at that time that the Company would be out of compliance with certain financial covenants in the Credit Agreement. In order to avoid a covenant violation, on November 7, 2022, the Company and its subsidiary guarantors entered into an amendment to the Credit Agreement to, among other things, (i) decrease the revolving credit facility from $75 million to $50 million, (ii) establish a new $25 million term loan facility to refinance loans outstanding under the existing revolving credit facility and to pay fees, costs and expenses related thereto, (iii) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the revolving credit facility commitments and/or term loan commitments, (iii) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (iii) increase the applicable margin for loans under the Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%). The Seventh Amendment also modified certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement. For additional information regarding the changes to the financial covenants in the Credit Agreement, refer to Part II, Item 5, “Other Information” in this Quarterly Report on Form 10-Q.

The Credit Agreement, as amended, provides for (1) a five-year senior secured term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).

Term Loan Facility. As amended by the Seventh Amendment, the principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of September 30, 2022, there was $66.5 million in aggregate principal outstanding on the Term Loan Facility and as of November 7, 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $73.9 million in aggregate principal outstanding on the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of September 30, 2022, we had $25.0 million in borrowings and a $22.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to the Seventh Amendment, the borrowings under the Revolving Credit Facility were repaid in full.

At our option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin (described below) and a credit adjustment spread equal to 0.10% or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin (described below).

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2022, the borrowing under our Credit Facilities were accruing interest at a rate of 5.88% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio.

We may prepay the loans under the Credit Facilities, in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of SOFR loans. In addition, we are required to prepay the loan under the Term Loan Facility with the proceeds from certain financing transactions, involuntary dispositions or asset sales (subject, in the case of asset sales, to reinvestment rights).

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

The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Company is required to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.50 to 1.00, stepping down to 2.25 to 1.00 as of the second quarter of 2024 and 2.00 to 1.00 as of the second quarter of 2025, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated net worth for the Company and its subsidiaries, which is required to be not less than $100 million plus 50% of positive quarterly net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of September 30, 2022, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company has received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10,895,000 aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the trustee cancel the Convertible Notes tendered. The outstanding balance as of September 30, 2022 of non-affiliated Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from its revolver to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $26.4 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. As of September 30, 2022, the common stock is value at $1.2 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan was used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. In September 2022, we assessed our deferred tax position and recorded a $10.7 million valuation against our net deferred tax asset at September 30, 2022. We intend to continue maintaining the valuation allowance on our net deferred tax asset until there is sufficient evidence to support the reversal of all or some portion of the allowance. We have made no other material changes or additions with regard to those policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.358 years and 3.891 years at September 30, 2022 and 2021, and 3.903 years at December 31, 2021. As interest rates continue to rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at December 31, 2021.

Under the amended term loan agreement dated November 7, 2022, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin and a credit adjustment spread equal to 0.10% or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin, eliminating any reference to LIBOR.

The Federal Reserve has tightened monetary policy, including multiple interest rate increases in the first half of 2022; however, the outlook is less certain for longer-term rates during the second half of 2022 and beyond. At September 30, 2022, we have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2022.

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

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its annual report on Form 10-K for the year ended December 31, 2021, filed on March 14, 2022. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company's Board of Directors authorized during the second quarter of 2022 the $0.06 per share typically used to pay a quarterly dividend to shareholders to be allocated to repurchase common stock. The authorization was for $2.0 million to repurchase common stock commencing in August 2022.

During the third quarter ended September 30, 2022, the Company purchased 632,744 shares of common stock in aggregate of $1.7 million with an average share price of $2.73 per share.

A summary of our common stock repurchases during the quarter ended September 30, 2022, is set forth in the table below (in thousands, except shares and price per share):

	Total Number of Shares Purchased	Average Price (1) Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2022	—	$—	—	$20,000
August 1 - August 31, 2022	237,911	$2.78	237,911	$19,328
September 1 - September 30, 2022	394,833	$2.70	394,833	$18,252
Total	632,744		632,744

(1)
Represents the balance before commission and fees at the end of each period.
(2)
Effective December 31, 2021, the Board of Directors established a new share repurchase program with an initial value of $25.0 million and with an expiration date of December 31, 2022.

Item 5. Other Information

Item 1.01 Entry into a Material Definitive Agreement

Seventh Amendment to Credit Agreement

On November 7, 2022, Heritage Insurance Holdings, Inc. and its subsidiary guarantors (together, the “Company”) amended that certain Credit Agreement dated as of December 14, 2018 (as amended to date, the “Credit Agreement”) by entering into the Seventh Amendment to the Credit Agreement (the “Seventh Amendment”) with the lenders party to the Credit Agreement, and Regions Bank, as administrative agent, collateral agent, swingline lender and issuing bank.

The Seventh Amendment amended the Credit Agreement to, among other things, (i) decrease the revolving credit facility from $75 million to $50 million, (ii) establish a new $25 million term loan facility to refinance loans outstanding under the existing revolving credit facility and to pay fees, costs and expenses related thereto, (iii) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the revolving credit facility commitments and/or term loan commitments, (iii) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (iii) increase the applicable margin for loans under the Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%).

The Seventh Amendment also modifies certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future. Specifically, starting in the first quarter of 2023, the Seventh Amendment amends certain financial covenants as follows: (1) require additional leverage ratios under the Consolidated Leverage Ratio covenant (as defined in the Credit Agreement) after the initial step down to 2.50x in the second quarter of 2023 not to exceed 2.25x as of the second quarter of 2024 and 2.00x as of the second quarter of 2025, (2) apply all (A)

Restricted Payments (as defined in the Credit Agreement) and (B) fee forgiveness & other capital contributions to the Company’s regulated insurance companies that are not a party to the Credit Agreement (“Non-credit Parties”) that exceed $38 million, when calculating (i) Consolidated Tangible Net Worth (as defined in the Credit Agreement) which is required to be not less than $100 million plus 50% of positive quarterly net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions and (ii) Consolidated Fixed Charge Ratio (as defined in the Credit Agreement) which is required to be 1.20x . The Seventh Amendment also (A) eliminates the current $10 million basket available to the Company to pay dividends to its shareholders or to repurchase its securities, (B) provides for a dividend of up to $2 million in the fourth quarter of 2024 under certain conditions and (C) restricts future dividends based on maintenance of certain financial ratios, including Consolidated Tangible Net Worth. As a result, going forward, dividends and stock repurchases may be limited or restricted entirely and the Company’s ability to contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement may be limited.

All other material terms of the Credit Agreement remain unchanged.

Based on the Company’s results for the third quarter of 2022, management considered it likely at that time that the Company would be out of compliance with certain financial covenants in the Credit Agreement. In order to avoid a covenant violation, the parties agreed to the terms of the Seventh Amendment as described above.

Certain Relationships

The lenders under the Credit Agreement and their affiliates may in the future engage in transactions with and perform services, including commercial banking, financial advisory and investment banking services, for the Company and its affiliates in the ordinary course of business for which they may receive customary fees and expenses.

The above summary description of the Seventh Amendment does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Seventh Amendment, a copy of which is filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

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

Seventh Amendment to Credit Agreement, dated November 7, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 9, 2022	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 9, 2022	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)