Form 10-K
period 2022-12-31
Heritage Insurance Holdings, Inc.
filed 2023-03-13
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36462

Heritage Insurance Holdings, Inc.

Delaware	45-5338504
(STATE OF INCORPORATION)	(I.R.S. ID)

1401 N. Westshore Blvd., Tampa, FL, 33607

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was $62,160,178 on June 30, 2022, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 3, 2023, the number of shares outstanding of the Registrant’s common stock was 25,558,751.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy and ability to fully execute our business plan; our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; strategic initiatives and their impact on shareholder value; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; statements of management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; projections of revenue, earnings, capital structure, reserves and other financial items; assumptions underlying our critical accounting policies and estimates; assumptions underlying statements regarding us and our business; statements regarding the impact of legislation; expectations regarding claims and related expenses, and our reinsurers’ obligations; and other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

•
the possibility that actual losses may exceed reserves, which are based on estimates;
•
the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•
our exposure to catastrophic weather events;
•
our failure to adequately assess and price the risks we underwrite;
•
the fluctuation in our results of operations, including as a result of factors outside of our control;
•
increased costs of reinsurance, non-availability of reinsurance, non-collectability of reinsurance and our ability to obtain reinsurance on terms and at a cost acceptable to us;
•
inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•
increased competition, competitive pressures, industry developments and market conditions;
•
continued and increased impact of abusive and unwarranted claims;
•
our inability to effectively manage our growth and integrate acquired companies;
•
our failure to execute our diversification strategy;
•
our reliance on independent agents to write insurance policies for us on a voluntary basis and our ability to attract and retain agents;
•
the failure of our claims department to effectively manage or remediate claims;
•
the failure of policy renewals to meet our expectations;
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
•
the terms of our indebtedness, including restrictions that limit our flexibility in operating our business, and our inability to comply with the financial and other covenants of our debt facilities;
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

PART I

Item 1. Business

Our Business

Heritage Insurance Holdings, Inc. (“we”, “our”, “us”, “Heritage” and the “Company”) is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance through our insurance company subsidiaries. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, actuarial analysis, distribution and claims processing and adjusting. We are led by a highly experienced and diverse management team with significant expertise in the residential property insurance industry and deep industry relationships.

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

Our financial strength ratings are important in establishing our competitive position and can significantly impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA’s ratings assigned to insurance companies ranges from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following insurance financial strength ratings (“IFSR”) to our key operating subsidiaries.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	A-	N/A

Additionally, KBRA has assigned an investment grade issuer rating to Heritage Insurance Holdings, Inc. The KBRA outlook for Heritage P&C and Zephyr is stable and the KBRA outlook for Heritage Insurance Holdings, Inc. and NBIC is negative.

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

Our Company

Our primary products are personal and commercial residential property insurance. On an admitted basis, we provide personal residential insurance in fourteen eastern and gulf states and commercial residential insurance in three of those states. We also write personal residential insurance on an admitted basis in Hawaii and on an excess and surplus lines basis in California and Florida. We are licensed, but inactive, in Pennsylvania.

We conduct our operations under one business and reporting segment.

As of December 31, 2022, we had 514,924 personal residential policies in force, representing $1.1 billion of annualized premium, 2,756 commercial residential policies in force, representing $154.6 million of annualized premium, and 12,227 commercial general liability policies in force, representing $11.0 million of annualized premium, for a total of 529,907 policies and $1.3 billion of annualized premium. For the year ended December 31, 2022, we had gross premiums written of $1.3 billion and an operating loss of $157.4 million. The operating loss for the year ended December 31, 2022 included a non-cash, mostly non-deductible goodwill impairment charge of $92.0 million. At December 31, 2022, we had total assets of $2.4 billion and total stockholders’ equity of $131.0 million.

Our Strategy

Our overall short-term strategy has shifted from growing premiums to rebalancing our portfolio of over $1 billion in gross written premium to optimize our portfolio toward products and geographies that maximize long term returns to our shareholders, while mitigating risk from a single or series of catastrophic weather events. We intend to improve underwriting results by undertaking the following:

Improve the Profitability of our Portfolio

We believe that our goal to improve the profitability of our business will be achieved through disciplined underwriting, diversification of our book of business, and rate adequacy, as well as a robust reinsurance program. More selective underwriting has led to an intentional decline in policy count for our admitted personal lines product while achieving a higher average premium per policy through rate actions. Given our coastal exposure, which includes exposure to hurricanes and other severe weather events, our reinsurance program provides meaningful balance sheet protection and reduces earnings volatility. We continue to take underwriting and rate actions to improve the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance, and we trade with high quality reinsurers who are either rated or who collateralize our risk transfer. Our reinsurance program includes excess of loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain reasonable pricing and contract terms and conditions. We continue to evaluate cost-efficient alternatives to traditional reinsurance, such as the issuance of catastrophe bonds by Citrus Re Ltd. (“Citrus Re”), a Bermuda special purpose insurer. In addition, each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and in-sourcing critical aspects of claims adjusting and remediation services. We have over 300 full-time employees dedicated to claims management. This includes personnel who in take claim information an in-house insurance defense team, claims examiners, and claims vendor management and mediation personnel. We have additional contracted claims adjusting and loss mitigation resources in all states in which we conduct business and deploy those additional resources as needed. Our CAN subsidiary provides emergency claims and mitigation services to our policyholders. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.

Expand and Cultivate Relationships with Large Independent Agencies

As described in our competitive strengths below, we believe that continuing to expand and cultivate our relationships with large independent agencies and other stakeholders will foster a higher quality book of business. We have also established relationships with auto insurance carriers who package their auto product with our residential property insurance product to provide diversification opportunities.

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

Our Competitive Strengths

We believe that our business diversification to date and our ability to capitalize on our future business prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Ernesto Garateix, Chief Executive Officer, Kirk Lusk, Chief Financial Officer and a highly experienced and diverse senior management team with significant expertise in the residential property insurance industry and deep industry relationships. Our former President, Richard Widdicombe, who serves as Chairman of the Board also has extensive experience in and an in-depth knowledge of the insurance industry.

Strong, Conservative Capital Structure

As of December 31, 2022, we had stockholders’ equity of $131.0 million and Heritage P&C, NBIC and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $106.7 million, $89.6 million and $80.0 million, respectively. The surplus for each of our insurance subsidiaries is well in excess of the minimum capital levels required by our insurance regulators and Demotech.

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

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjusting, water mitigation, and repair services provides us with a competitive advantage. Through our management of both claims adjusting and repair services, we are less reliant on third parties and are generally able to begin the adjustment and mitigation process in a timely manner, which helps manage our loss costs. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

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

ESG Strategy

The advancement of the environmental, social and governance (“ESG”) framework is intended to promote awareness, sustainable and inclusive development of insurance markets which has been an area of focus for standard setters and regulatory agencies at the state and federal level. We continue to progress in integrating ESG strategies into our business and operations. Specifically:

•
Environment - we are currently focused on becoming more energy efficient, mitigating and adapting to climate change, conserving water and reducing waste.
•
Social – we have put emphasis on creating an inclusive equal opportunity workplace and inspiring employees to support community relations.
•
Governance – we are committed in our pursuit to create an ethical and transparent organization.

We continue to enhance our ESG policies as we assess, analyze and identify critical topics. We continue to monitor the expansion of these policies to ensure compliance with future regulations and seek to implement best practices in response to any emerging guidance.

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

Products and Distribution

Heritage P&C writes voluntary personal residential insurance policies through a network of more than 2,000 independent agents in the states in which it is licensed. Approximately 28% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida.

NBIC writes personal lines policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 500 retail independent agents, representing over 800 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent 15.6% of annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York.

Zephyr writes personal and commercial insurance policies through a network of approximately 70 independent agencies in Hawaii. Approximately 50.6% of our premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

Our Markets

The following charts depict the geographic distribution of our in-force premium as of December 31, 2022 and 2021, respectively. Our Florida personal lines in-force premium has declined as part of our strategy to re-allocate capital to products and geographies that maximize long-term returns.

* * Other includes CA, DE, GA, MD, MS and VA

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

All of our underwriting is performed internally. The underwriting team includes actuarial staff, underwriters, our risk management team, and product development personnel. Our underwriting team leverages our proprietary data analytics, which include a number of automated processes, to analyze a number of risk evaluation factors, including the age, construction, location and value of the residence, premiums to be received from insuring the residence, geographic concentrations of policies and the cost of reinsurance. The underwriting criteria that we consider continues to evolve with our business and strategy.

We also review our expiring policies to determine if those risks continue to meet our underwriting guidelines. If a given policy no longer meets our criteria, we will take appropriate action, including raising rates, or, to the extent permitted by applicable law, not offering to renew the policy.

Policy Administration

We utilize web-based software solutions and insurance personnel to perform policy administration services, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of our policy volume, and provides detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria, as necessary. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policies to our customers on a timely basis.

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

To encourage our Florida policyholders to allow us to manage their claims from beginning to end, we developed a program that provides participating customers with a 10% discount on their claim deductible, and gives us control over inspection, claims adjusting and repair services.

Loss and Loss Adjustment Expense Reserves

Our liability for losses and loss adjustment expenses represents our estimated ultimate liability of (i) claims that have been incurred and reported, but not yet paid (case reserves), (ii) claims that have been incurred but not yet reported to us (“IBNR”), and (iii) loss adjustment expenses (“LAE”) which are intended to cover the cost of settling claims, including investigation and defense of lawsuits resulting from such claims.

Considerable time can pass between the occurrence of an insured loss, the reporting of the loss, and the payment of that loss. Our liability for losses and LAE, which we believe represents the best estimate at a given point in time based on facts, circumstances and historical trends then known, may necessarily be adjusted to reflect additional facts that become available during the loss settlement period. We continually review and adjust our estimated losses as necessary based on industry development trends, evolving claims experience and new information obtained.

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2022, 2021 and 2020, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Technology

Technology has become an integral part of our organization and makes us more efficient, cost-effective and customer-centric. Our business depends upon the development, implementation and use of integrated technology systems to automate various processes such as underwriting, claims processing, billing and customer service. This leads to improved efficiency, reduced errors and faster turnaround times. These systems have enabled us to offer more personalized experience and better service to both our agents as well as our customers. Our technology platform has streamlined our various business processes making them faster and more efficient across our multi-state insurance business. The technology platform is supported by a robust enterprise data warehouse and analytics platform that provides key performance indicator measurements and actionable insights for our management, at the same time supporting all of our regulatory compliance reporting needs.

We license policy, billing and claims administration and catastrophe modeling software from third parties. We also own or license other technology systems used by our insurance company affiliates. Many of our technology platforms run on cloud-based solutions, and some run on servers hosted in a data center. All of our platforms are resilient and have disaster recovery backups.

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

We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2022 and 2021, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) our captive reinsurance subsidiary, Osprey. We also sponsored catastrophe bonds in 2022 through Citrus Re. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure on catastrophe and non-catastrophe losses and provides ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

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

We are responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, our total available coverage depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. In the fourth quarter of 2022 we re-estimated our ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, Heritage has exhausted the private layers of reinsurance specific to Hurricane Irma but has a 45% participation in the FHCF limit remaining. Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, a portion of the increase will be retained and a portion will be ceded to the FHCF.

For the contract period ending May 31, 2023, our insurance company subsidiaries purchased catastrophe excess of loss reinsurance from the following sources: (i) FHCF (i.e., Florida residential admitted market risks only), (ii) over 50 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized, (iii) Osprey Re, our captive reinsurance subsidiary, and (iv) Citrus Re. There is no single reinsurer representing more than 10% of the limit purchased for our program other than the FHCF.

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings as of December 31, 2022. To the extent a reinsurer is not rated, the reinsurance program is fully collateralized. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Manager / Reinsurers	A.M. Best Rating	S&P Rating
Aeolus Re Ltd.	collateralized	collateralized
Allianz Risk Transfer AG (Bermuda Branch)	A+ g	AA-
Allianz Risk Transfer AG (Bermuda Branch) (obo PIMCO)	A+ g	AA-
Allied World Assurance Company, Ltd	A g	A
American Agricultural Insurance Company	A	NR
Arch Reinsurance Limited	A+	A+
Arch Reinsurance Limited (obo Quantedge Capital USA Inc)	A+	A+
Arch Reinsurance Limited (obo Securis ILS Management Ltd)	A+	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1910	A	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1969	A	A+
Ascot Bermuda Limited	A g	NR
Aspen American Insurance Company	A g	A-
Aspen Bermuda Limited	A g	A-
AXIS Specialty Limited	A g	A+
Berkley Insurance Company	A+	A+
BGS Services (Bermuda) Limited/Lloyd's Syndicate 2987	A	A+
Chaucer Insurance Company DAC (Bermuda)	A g	A
Chubb Tempest Reinsurance Ltd.	A++	AA
Conduit Reinsurance Limited	A-	NR
D.E. Shaw Re (Bermuda) Ltd., Bermuda	collateralized	collateralized
DUAL Commercial LLC (Tamesis Americas)/Allianz Global Risks US Ins Co	A+ g	AA
Eclipse Re Ltd/Segregated Account EC0035	collateralized	collateralized
Endurance Specialty Insurance Ltd.	A+ g	A+
Everest Reinsurance Company	A+ g	A+
Fidelis Insurance Bermuda Limited	A ug	A-
Fidelis Underwriting Limited	A ug	A-
Fubon Insurance Co., Ltd.	A u	A-
General Insurance Corporation of India	B++	NR
Hannover Re (Bermuda), Ltd.	A+ g	AA-
Hannover Rueck SE (obo Chard Re)	A+	AA-
Hannover Rueck SE (obo Eskatos Capital Management)	A+	AA-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hannover Rueck SE (obo Securis)	A+	AA-
Harco National Insurance Company	A- p	NR
Hiscox Insurance Company (Bermuda) Limited	A g	A
Houston Casualty Company (UK Branch)	A++ g	A+
Insurance Company of the West	A p	NR
Lloyd's Syndicate 0033 (HIS)	A	A+
Lloyd's Syndicate 0626 (IRK)	A	A+
Lloyd's Syndicate 0727 (SAM)	A	A+
Lloyd's Syndicate 1084 (CSL)	A	A+
Lloyd's Syndicate 1301 (IGO)	A	A+
Lloyd's Syndicate 1414 (ASC)	A	A+
Lloyd's Syndicate 1729 (DUW)	A	A+
Lloyd's Syndicate 1856 (IQU)	A	A+
Lloyd's Syndicate 1947 (GIC)	A	A+
Lloyd's Syndicate 2623 (AFB)	A	A+
Lloyd's Syndicate 2791 (MAP)	A	A+
Lloyd's Syndicate 2987 (BRT)	A	A+
Lloyd's Syndicate 4020 (ARK)	A	A+
Lloyd's Syndicate 4444 (CNP)	A	A+
Lloyd's Syndicate 5886 (WBC)	A	A+
Munich Reinsurance America, Inc.	A+ g	AA-
Nautical Management Ltd on behalf of Syndicate 2357	A	A
Nautical Management Ltd./Markel Bermuda Limited	A	A
Odyssey Reinsurance Company	A	A
Partner Reinsurance Company Limited (Marilla Distribution Platform)	A+ g	A+
Prospero Re Ltd.	collateralized	collateralized
Renaissance Reinsurance Ltd.	A+	A+
Satec Srl/New Reinsurance Company Ltd.	A+ g	AA-
SCOR Reinsurance Company	A+ g	A+
SiriusPoint America Insurance	A- g	A-
SiriusPoint Bermuda Insurance Company Ltd.	A- g	A-
Swiss Reinsurance America Corporation	A+ g	AA-
Swiss Reinsurance America Corporation (Marilla Distribution Platform)	A+ g	AA-
Taiping Reinsurance Company Limited	A	A
The Cincinnati Insurance Company	A+	A+
Topsail Re	collateralized	collateralized
Transatlantic Reinsurance Company	A++	AA+
Validus Reinsurance, Ltd.	A g	A+
Vantage Risk Ltd.	A- g	NR
XL Reinsurance America Inc.	A+ g	AA-

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

As of December 31, 2022, we held $280.9 million in cash and cash equivalents and $653.6 million in investments, which were comprised of $635.6 million in fixed maturities, $1.5 million in common stock and $16.5 million in other invested assets. Of the $635.6 million of fixed maturities, $24.3 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

Human Capital

At December 31, 2022, we had 612 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. We provide all employees a wide range of professional development experiences, both formal and informal. Our formal offerings include leadership development experiences, vocational training, and a certification program. Most training and courses are delivered virtually.

We are committed to the health and safety of our employees, which is critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. We provide competitive compensation and benefits as well as a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, telemedicine, paid time off, family leave, employee assistance programs and free education, training and development programs.

We are committed to the wellness of our employees and our community and as part of that commitment we have volunteer programs to support our local community’s wellness which provides our employees paid time to volunteer to Heritage-sponsored volunteer opportunities.

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

We maintain reserves to cover our estimated ultimate liabilities for losses and loss adjustment expenses, also referred to as loss reserves. Our loss reserves are based primarily on our historical data and statistical projections of what we believe the resolution and administration of claims will cost based on facts and circumstances then known to us. Our claims experience and our experience with the risks related to certain claims is inherently limited. We use company historical data to the extent it is available and rely on industry historical data which may not be indicative of future periods. As a result, our projections and our estimates may be inaccurate, which in turn may cause our actual losses to exceed our loss reserves. If our actual losses exceed our loss reserves, our financial results and our ability to expand our business and to compete in the property and casualty insurance industry may be negatively affected.

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

As of December 31, 2022, nearly all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, earthquakes, and winter storms. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. In the fourth quarter of 2022 we re-estimated our ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, Heritage has exhausted the private layers of reinsurance specific to Hurricane Irma but has a 45% participation in the FHCF limit remaining Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, a portion of the increase will be retained and a portion will be ceded to the FHCF. In total, for the period from June 1, 2022 through May 31, 2023, we have purchased an aggregate limit of $3.2 billion of catastrophe reinsurance coverage for Heritage

P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.

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

The cost of reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market, as well as the frequency and magnitude of natural and man-made catastrophes. Our total cost of obtaining reinsurance over the last few years has increased, both on an absolute basis and as a percentage of premiums-in-force, and is expected to continue to increase in the future. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

We may not be able to collect reinsurance amounts due to us from the reinsurers with which we have contracted.

Reinsurance is a method of transferring part of an insurance company’s risk under an insurance policy to another insurance company. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss. We use reinsurance arrangements to significantly limit and manage the amount of risk we retain, to stabilize our underwriting results, and to increase our underwriting capacity. Our ability to recover amounts due from reinsurers under the reinsurance treaties we currently have in effect is subject to the reinsurance company’s ability and willingness to pay and to meet its obligations to us. We attempt to select financially strong reinsurers with an A.M. Best or S&P rating of “A-” or better or we require the reinsurer to fully collateralize its exposure. While we monitor from time to time their financial condition, we also rely on our reinsurance broker and rating agencies in evaluating our reinsurers’ ability to meet their obligations to us.

Our reinsurance coverage in any given year may be concentrated with one or a limited group of reinsurers. No single private market reinsurer represented more than 10% of the overall limit purchased from our total reinsurance coverage. Any failure on the part of any one reinsurance company to meet its obligations to us could have a material adverse effect on our financial condition or results of operations.

All residential insurance companies that write admitted business in Florida, including Heritage P&C, are required to obtain reinsurance through the FHCF, and this coverage comprises a substantial portion of the Heritage P&C reinsurance program for our Florida insured properties. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, the FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, the FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

We carry a significant amount of intangible assets on our consolidated balance sheets. Earnings for future periods may be impacted by impairment charges for intangible assets.

We have a significant amount of intangible assets that could be subject to impairment. If we determine that a significant impairment has occurred in the value of our unamortized intangible assets, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

The inherent uncertainty of models and our reliance on such models as a tool to evaluate risk may have an adverse effect on our financial results.

We license analytic and modeling software from third parties to facilitate our pricing, assess our risk exposure and determine our reinsurance needs. Given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might impact our exposure to losses. If these models understate the exposures we are assuming, we may not properly assess the risk and we may make poor decisions relating to pricing, underwriting, and the related amount of reinsurance we purchase. As a result, our financial results may be adversely impacted, perhaps significantly.

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

We may not be able to effectively integrate newly acquired businesses or achieve expected profitability from acquisitions.

We have in the past and may in the future expand through the acquisition of complementary businesses. This could occur through an acquisition of a company or a portion of a company’s business. Any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations and information systems, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses, changes for impairment of long-terms assets or goodwill and risks associated with unanticipated liabilities

In connection with an acquisition, we could incur debt, recognize amortization expenses related to intangible assets, have to take large and immediate write-offs, including but not limited to goodwill impairment, and assume liabilities. We may also use our common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to accept our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

We may not be able to effectively execute our business diversification strategy.

We have and intend to continue to invest significant time and resources to employ our business strategies, including the rebalancing of our portfolio toward products and geographies that maximize long-term returns to our shareholders, and we may not achieve the return on our investment that we expect. Initial timetables for optimizing and diversifying our portfolio of policies may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of our business plan. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to re-allocate capital among our portfolio of policies. There can be no assurance that we will be successful in deploying this strategy. Additionally, to the extent our business strategies include any geographic expansion, new line of business and/or new product or service, such expansion or new products or services could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

We rely on independent agents to write insurance policies for us, and if we are not able to attract and retain independent agents, our revenues would be negatively affected.

We write personal and commercial insurance policies through a network of independent agents. Our southeastern personal residential insurance policies are written through a network of more than 2,000 independent agents. Approximately 28% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida. Of our network of approximately 500 retail independent agents for business in the northeastern U.S., our three largest relationships represent approximately $79.0 million in annualized premiums. Of our network of approximately 70 Hawaiian independent agencies, approximately 50.6% are affiliated with three large multi-producer agencies.

Our strategic focus is to improve the underwriting performance of our policies throughout the states in which we are licensed, which will further increase our reliance on our network of independent agents. If any of our independent agents cease writing policies for us, or if any of our master agency agreements are terminated, we may suffer a reduction in the number of products we are able to sell, which would negatively impact our results of operations.

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

Our future growth and future capital requirements will depend on the number of insurance policies we write, the kinds of insurance products we offer, the geographic markets in which we do business and, to the extent part of our business strategy in the future, policy and/or geographic expansion, all balanced by the business risks we choose to assume and cede. Growth initiatives require capital. Our existing sources of funds include possible sales of common or preferred stock, incurring debt and our earnings from operations and investments. Unexpected catastrophic events in our coverage areas, such as hurricanes, may result in greater claims losses than anticipated, which could require us to limit or halt our growth while we redeploy our capital to pay these unanticipated claims unless we are able to raise additional capital.

To the extent that our present capital is insufficient to meet future operating requirements or to cover losses, we may need to raise additional funds through financing or curtail our growth. Based on our current operating plan, we believe that our current capital together with our anticipated retained income will support our operations. However, we cannot provide any assurance in that regard, since many factors will affect the amount and timing of our capital needs, including profitability of our business, the availability and cost of reinsurance, market disruptions and other unforeseeable developments. If we require additional capital, it is possible that equity or debt financing may not be available on acceptable terms or at all. In the case of equity financings, dilution to our stockholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of existing stockholders. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition or results of operations could be materially adversely affected.

Our financial results may be negatively affected by the fact that a portion of our income is generated by the investment of our company’s capital, premiums and loss reserves.

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2022, approximately 97% of our total investments was invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. This risk could be amplified in periods of rising interest rates. We currently hold all of our cash in accounts with eight financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry and multi-peril personal lines business has continued to increase in recent years, often driven by actual and social inflation. Litigation and assignment of benefits (“AOB”) in the State of Florida is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. The Florida legislature enacted several reform bills in the last three years with the intention to limit AOB and frivolous litigation. There can be no assurance that this new legislation will reduce the future impact of AOB or litigated claims practices.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2022, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our subsidiary, HPCI, has agreed to continue to maintain a risk-based capital ratio of at least 300%. Our subsidiary, NBIC, has agreed to maintain a risk-based capital ratio requirement of 350%.

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

Litigation or regulatory actions could have a material adverse impact on us.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates increased during 2022 and it appears likely that interest rates will continue to increase during 2023, which may decrease our net income and cash flows.

Our credit agreement contains restrictions that can limit our flexibility in operating our business.

The agreement governing our credit facilities contains various covenants that limit our ability to engage in certain transactions. These covenants limit our and our subsidiaries’ ability to, among other things:

•
incur additional indebtedness;
•
declare or make any restricted payments, including dividends;
•
make investments, including the contribution of capital to our insurance subsidiaries;
•
create liens on any of our current or future assets;
•
consolidate, merge, sell, or otherwise dispose of all or substantially all of our current or future assets; and
•
enter into certain transactions with our affiliates.

These covenants could place us at a disadvantage compared to some of our competitors that may have fewer restrictive covenants and may not be required to operate under these restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing and business opportunities. If we fail to comply with these covenants, it could result in an event of default under our credit facilities. If any default occurs, all amounts outstanding under our credit facilities may become immediately due and payable.

Dividend payments on our common stock in the future are uncertain.

Although we have paid dividends on our common stock in the past, the declaration and payment of dividends will be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

We depend on the ability of our subsidiaries to generate and transfer funds to meet debt obligations and to make dividend payments.

We do not have significant revenue generating operations of our own. As such, our ability to make scheduled payments on our debt obligations and pay dividends depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

Our stock price in recent years has been volatile and is likely to continue to be volatile, which may impact the value of stock held by investors.

The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:

o
our operating results, including a shortfall in revenues or operating performance from that expected by securities analysts and investors;
o
recognition of large unanticipated accounting charges, such as impairment charges;
o
changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
o
a downgrade of our Demotech or KBRA rating;
o
the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate; and
o
the other risk factors described in this Annual Report.

In recent years, the U.S. stock market has experienced extreme price and volume fluctuations, which have sometimes affected the market price of the securities issued by a particular company in a manner unrelated to our operational performance. This type of market effect could impact the price of our common stock as well. This volatility means that the price of our common stock may have declined substantially at such time as our stockholders may look to sell shares of our common stock, which reduces the value of their investment.

General Risk Factors

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

The development and expansion of our insurance business is dependent upon the successful development and implementation of advanced technology, including modeling, underwriting and information technology systems. We have engaged service providers to provide us with policy and other administration services for certain policies and we intend to continue to utilize third party systems. The failure of any of these systems to function as planned could adversely affect our future business volume service levels and results of operations. In addition, we have licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable systems, or that our technology or applications will continue to operate as intended. Moreover, we cannot be certain that we would be able to replace these systems without slowing our underwriting or claims handling response time. A major defect or failure in our internal controls or information technology systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

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

We are dependent on our executives, key employees and the ability to hire and retain a qualified workforce.

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

Additionally, our future success is also based on our ability to develop the talent and skills of our human resources and attract and retain experienced and qualified employees. For example, if the quality of our underwriters, claims or other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results. There is strong competition within the insurance industry and from businesses outside the insurance industry for qualified employees. The unexpected loss of key employees in any of our could have a material adverse impact on our business because of the loss of such skills, knowledge of our products and years of industry experience.

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

Approximately 96% of the building in Clearwater is leased to unaffiliated tenants. We believe that these properties are suitable and adequate to meet the needs of our business.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. As of March 3, 2023, we had 25,558,751 shares of common stock outstanding, including 622,011 shares of restricted stock for which restrictions have not lapsed.

Holders of Record

As of March 3, 2023, there were 48 holders of record of our common stock.

Dividends

While we have historically declared quarterly dividends, our board of directors did not declare a dividend for the second, third or fourth quarters of 2022. The declaration and payment of dividends will continue to be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Refer to Note 22 “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Stock Repurchase Program

During the three months ended December 31, 2022, we purchased 341,075 shares of common stock for an aggregate of $625,000 under our stock repurchase program. In addition, we acquired 18,422 shares of common stock for a total cost of $35,739 during the quarter ended December 31, 2022 that were not part of the publicly announced stock repurchase program authorization. These shares were delivered to the Company by employees to satisfy tax withholding obligations with the vesting of restricted stock awards.

A summary of our common stock repurchases during the quarter ended December 31, 2022, is set forth in the table below (in thousands, except shares and price per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2022	47,540	$2.40	47,540	$18,127
November 1 - November 30, 2022	—	—	—	$18,127
December 1 - December 31, 2022	311,957	$1.70	293,535	$10,000
Total	359,497		341,075

(1)
Represents the balance before commission and fees at the end of each period.
(2)
The reported repurchases were made under the prior $25.0 million repurchase plan, which expired on December 31, 2022. Effective December 31, 2022, the Board of Directors established a new share repurchase program. The new share repurchase program, which commenced upon the expiration of the prior repurchase share plan, allows the Company to repurchase up to an aggregate of $10.0 million of Common Stock, through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, and/or in privately negotiated transactions at management’s discretion based on market and business conditions, applicable legal requirements, and other factors, in such manner as will comply with the terms of applicable federal and state securities laws and regulations, at any time or from time to time on or prior to December 31, 2023.

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock over the period from December 31, 2016 through 2022, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Dec-16	Dec-17	Dec-18	Dec-19	Dec-21	Dec-22
Heritage Insurance Holdings, Inc	$100	$115	$94	$85	$65	$38
NASDAQ Insurance Index	$100	$103	$94	$120	$121	$137
Russell 2000 Index	$100	$113	$99	$123	$146	$165

Item 6. [Reserved]

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

Trends

Inflation, Underwriting and Pricing

We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates and inflation guard factors resulting in an increase in the average premium per policy of 18.1% for the year ended December 31, 2022 as compared to the prior year 2021. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steadily in the range of 90% despite the rate increases we have implemented, in large part due to a challenging property insurance market in many of the regions in which we operate. Weather losses and a higher cost of reinsurance have impacted these markets. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on managing exposure and achieving rate adequacy throughout our book of business.

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

Our industry experienced higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in the Spring 2022 renewals. We anticipate continued cost increases and availability constraints for the 2023 renewal season. As described herein, we are carefully managing exposure by reducing new business written in certain geographies, non-renewing unprofitable business in compliance with regulatory requirements, increasing rates, where permitted by regulators, and narrowing our underwriting requirements.

While we see improvement in the geographic distribution of our business, which is becoming more rate adequate, our Florida loss costs have continued to increase from a combination of adverse weather and exacerbation of losses on weather and other claims resulting from the litigated claims environment.

Recent legislative changes have been made in Florida in each of the last three years, which we believe is making some progress toward reducing losses from abusive claim reporting practices.

The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. We plan to evaluate the impact of this legislation before growing exposures in the Florida personal lines market.

The table below provides policy count, premiums-in-force, and TIV for Florida and all other states. Our goal is to reduce exposure in Florida given historical abusive claims practices. Florida policies-in-force and TIV have each declined from the prior year but premiums in force increased as a result of rate actions taken. For markets outside of Florida, the premiums-in-force increased while the policy count decreased due to rate actions taken.

	At December 31,
Policies in force:	2022	2021	% Change
Florida	182,673	215,074	(15.1)%
Other States	347,234	356,242	(2.5)%
Total	529,907	571,318	(7.2)%

Premiums in force:
Florida	$599,596,526	$560,431,244	7.0%
Other States	684,469,189	611,972,698	11.8%
Total	$1,284,065,715	$1,172,103,942	9.6%

Total Insured Value:
Florida	$103,752,777,168	$107,144,880,580	(3.2)%
Other States	306,070,446,229	290,830,572,887	5.2%
Total	$409,823,223,397	$397,975,453,467	3.0%

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that we expect will enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit though rate adequacy and more selective underwriting.
o
Significant rating actions throughout the book of business resulting in an increase in average premium per policy of 18.1% over fourth quarter 2021 and 5.6% over third quarter 2022.
o
Premiums-in-force of $1.3 billion are up 9.6% from fourth quarter 2021 while policy count is down 7.2% through more selective underwriting.
o
Continued focus on timely rate actions, tightening underwriting criteria, and expanding restrictions on new business written in over-concentrated markets or products.
•
Optimize capital allocation toward products and geographies that maximize long-term returns.
o
Increased commercial residential premium by 41.1% year over year while TIV only increased 21.5% and policies in force increased by only 0.4%.
o
Reduced policy count for Florida personal lines business by 16.2% as compared fourth quarter 2021. The disciplined underwriting and rating actions have reduced Florida personal lines TIV by 11.1% while reducing premiums in force by only 1.9%.
o
This disciplined underwriting approach resulted in a policy count reduction of 2.5% in other states while generating a 11.9% increase in premiums in force.
•
Improve portfolio diversity.
o
No state represents over 26% of the Company’s TIV.
o
The top four states grew TIV by an average 2.2% while the smallest five states grew by 56.7%.
o
As a result of diversification efforts, the top five personal lines states represented 79.2% of all TIV at fourth quarter 2022 compared to 79.8% of all TIV at fourth quarter 2021.
•
Provide coverages suitable to the market and return targets.
o
Offering Excess & Surplus lines (“E&S”) policies in California and Florida.
o
Expanding E&S to South Carolina during second quarter of 2023.
o
Continue to evaluate other states for E&S and other products.

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

Provision for income taxes consists of federal and state corporate level income taxes. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year. The effective tax rate can vary from the 26.5% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment. The 2022 and 2021 effective tax rates were adversely impacted by the mostly non-deductible goodwill impairment reported of $92.0 million and $60.5 million, respectively. At December 31, 2022, the Company recognized a valuation allowance of $6.4 million against the net deferred tax asset generated at its foreign domiciled captive reinsurer, Osprey Re. The Company can only realize those net deferred tax assets to the extent Osprey Re generates future taxable income.

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

Goodwill impairment Charge

We evaluate goodwill and other intangible assets for impairment annually, or whenever events or changes in circumstances indicate that it is likely that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. Any impairment is charged to operations in the period that the impairment is identified. The evaluation of goodwill impairment requires considerable management judgment and includes a review of a variety of factors as described in Note 3, Goodwill and Other Intangible assets to our consolidated financial statements. Any adverse change in those factors could have a significant impact on the recoverability of goodwill and a material impact on our financial results. During the second quarter of 2022, we concluded it was appropriate to perform an interim evaluation of goodwill for potential impairment given a variety of market trends. As a result of the analysis, management determined the entire amount of remaining goodwill was impaired, which reduced our carrying value of goodwill from $92.0 million to $0 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) trading of our stock below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $92.0 million non-cash goodwill impairment charge, most of which is not tax deductible.

Overview of 2022 Financial Results

In the following section, we discuss our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022.

The discussion of our financial condition and results of operations that follows provides information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, including certain key performance indicators such as net combined ratio, ceded premium ratio, net expense ratio and net loss ratio, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

•
Net loss for the year ended December 31, 2022 was $154.4 million or $5.86 per diluted share, compared to a net loss of $74.7 million or $2.69 per diluted share in the prior year, with the increase stemming from a $90.8 million, net of income tax, non-cash goodwill impairment charge in the second quarter contributing a $3.45 loss per share, compared to a $60.5 million, non-cash goodwill impairment charged reported in the fourth quarter of 2021 contributing a $2.18 loss per share; combined with higher losses and loss adjustments expenses incurred for the year ended December 31, 2022, which included net losses associated with Hurricanes Ian and Nicole. In addition, the Company recorded a $6.4 million valuation allowance against our net deferred tax asset related to certain tax elections made by Osprey Re, our captive reinsurer domiciled in Bermuda. The total amount of these expenses exceeded the increase in total revenue as described below.
•
Gross premiums written of $1.3 billion, up 9.5% from $1.2 billion in the prior year, driven primarily by rate actions taken in all states with a policy count reduction of 7.2% driven substantially by a reduction in the number of Florida personal lines policies. Rate increases continued to meaningfully benefit written premiums throughout the book of business.
•
Gross premiums earned of $1.2 billion, up 5.7% from $1.1 billion in the prior year, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy.
•
Net premiums earned of $637.1 million, up 4.3% from $611.1 million in the prior year, reflecting the higher gross earned premium outpacing the increase in ceded premiums for the year.
•
Losses and loss adjustment expenses incurred of $501.2 million, up 17.3% from $427.4 million in the prior year. The increase primarily stems from retained losses from Hurricanes Ian and Nicole in 2022 as well as an increase in attritional losses. Additionally, we experienced $3.7 million of adverse prior year development compared to $3.5 million of favorable prior year development in the prior year.
•
Ceded premium ratio of 47.3%, up 0.7 points from 46.6% in the prior year driven by a higher cost of the 2022-2023 catastrophe excess of loss program, stemming primarily from higher costs, which was partly offset by a higher cost for severe convective storm coverage in 2021 which did not recur in 2022. The ceded premium ratio change was dampened by the increase in gross premiums earned which exceeded the increase in the cost of the reinsurance program.
•
Net loss ratio of 78.7%, 8.8 points higher than the prior year of 69.9%, driven by higher losses incurred and higher ceded premium as described above.
•
Net expense ratio of 35.6%, up 0.9 points from the prior year amount of 34.7%, driven by a higher ceded premium ratio as described above, as well as higher policy acquisition associated with the increase in gross premiums written.
•
Net combined ratio of 114.3%, up 9.7 points from 104.6% in the prior year, driven by higher net loss and net expense ratios as described above.
•
Effective tax rate was 7.1% compared to 1.7% in the prior year. The effective tax rate for 2022 was significantly lower than the statutory rate due to a non-cash, mostly tax non-deductible goodwill impairment of $92.0 million recorded in the second quarter as well as a $6.4 million valuation allowance against our Osprey Re net deferred tax assets whose utilization may be limited under the Internal Revenue Code. The effective tax rate for 2021 was lower than the statutory rate primarily due to a mostly non-deductible non-cash goodwill impairment of $60.5 million. The effective tax rate can also vary driven by the impact of permanent differences in relation to the pre-tax income or loss each year.

Consolidated Results of Operations

The following table summarizes our results of operations for the years indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,275,031	$1,164,879	$110,152	9.5%
Change in gross unearned premiums	(66,207)	(20,717)	(45,490)	219.6%
Gross premiums earned	1,208,824	1,144,162	64,662	5.7%
Ceded premiums	(571,759)	(533,091)	(38,668)	7.3%
Net premiums earned	637,065	611,071	25,994	4.3%
Net investment income	11,977	5,652	6,325	111.9%
Net realized gains	(258)	(16)	(242)	NM
Other revenue	13,676	14,854	(1,178)	(7.9%)
Total revenue	$662,460	$631,561	$30,899	4.9%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$501,162	$427,370	$73,792	17.3%
Policy acquisition costs	156,304	145,968	10,335	7.1%
General and administrative expenses	70,396	65,787	4,610	7.0%
Goodwill impairment	91,959	60,500	31,459	52.0%
Total operating expenses	819,821	699,625	120,196	17.2%
Operating (loss) income	(157,361)	(68,064)	(89,296)	131.2%
Interest expense, net	8,809	7,970	839	10.5%
Loss before income taxes	(166,170)	(76,035)	(90,135)	118.5%
Benefit for income taxes	(11,807)	(1,307)	(10,500)	803.4%
Net loss	$(154,362)	$(74,727)	$(79,635)	106.6%
Basic net loss per share	$(5.86)	$(2.69)	$(3.17)	118.0%
Diluted net loss per share	$(5.86)	$(2.69)	$(3.17)	118.0%

NM – not meaningful

Total revenue

Total revenue was $662.5 million for the year ended December 31, 2022, up 4.9% compared to $631.6 million in the prior year. The increase primarily stems from higher net premiums earned and investment income partly offset by a reduction in policy fee income, as described below.

Gross premiums written

Gross premiums written of $1.3 billion, up 9.5% year-over-year from $1.2 billion. We experienced premiums written growth of 12.1% outside Florida and 7.1% in Florida. Growth throughout our book of business was largely driven by rate increases resulting in a higher average premium per policy. Premiums-in-force were $1.3 billion as of December 31, 2022, representing a 9.6% increase from the prior year due to continued proactive underwriting and rate actions despite a reduction in policy count reduction of approximately 40,000. The reduction in policies-in-force from the fourth quarter of 2021 reflects our intentional exposure management initiatives.

Gross premiums earned

Gross premiums earned were $1.2 billion for the year ended December 31, 2022, up 5.7% compared to $1.1 billion in the prior year. The increase in gross premiums earned reflects higher gross premiums written over the last twelve months driven by rate increases, which resulted in higher average premium per policy, as described above.

Ceded premiums

Ceded premiums were $571.8 million for the year ended December 31, 2022, up 7.3% compared to $533.1 million in the prior year. The increase is primarily attributable to a higher cost of catastrophe excess of loss reinsurance coupled with higher ceded premiums for our quota share coverage due to the higher gross premiums written in the northeast, partly offset by a lower cost for our severe convective storm coverage from the prior year.

Net premiums earned

Net premiums earned were $637.1 million for the year ended December 31, 2022, up 4.3% compared to $611.1 million in the prior year. The increase primarily stems from higher gross premiums earned, partly offset by higher ceded premiums as described above.

Net investment income

Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $11.7 million for the year ended December 31, 2022, up 109.0% compared to $5.6 million in the prior year. The increase stems from a higher interest rate environment in 2022 as compared to the prior year.

Other revenue

Other revenue was $13.7 million for the year ended December 31, 2022, down 7.9% compared to $14.9 million in the prior year. The decrease was driven largely by lower policy fee income as a result of the reduction in policy count in Florida.

	Year Ended December 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES:
Losses and loss adjustment expenses	$501,162	$427,370	$73,792	17.3%
Policy acquisition costs	156,304	145,968	10,335	7.1%
General and administrative expenses	70,396	65,787	4,610	7.0%
Goodwill impairment	91,959	60,500	31,459	52.0%
Total operating expenses	$819,821	$699,625	$120,196	17.2%

Total operating expenses

Total operating expenses were $819.8 million, or 17.2% from $699.6 million in the prior year. As described below, the drivers included the increase in losses and loss adjustment expenses, an increase in acquisition costs, and additional goodwill impairment.

Losses and loss adjustment expenses (LAE)

Losses and LAE were $501.2 million for the year ended December 31, 2022, up 17.3% compared to $427.4 million in the prior year. The increase was driven primarily by more severe catastrophe weather activity in 2022 than in 2021. The remainder was driven by higher attritional losses, as well as unfavorable loss development of $3.7 million in 2022 compared to favorable loss development of $3.5 million in 2021.

Policy acquisition costs

Policy acquisition costs were $156.3 million for the year ended December 31, 2022, up 7.1% compared to $146.0 million in the prior year. Higher acquisition costs were driven by the increase in gross premiums written.

General and administrative expenses

General and administrative expenses were $70.4 million for the year ended December 31, 2022, up 7.0% compared to $65.8 million in the prior year. The increase is primarily attributable to higher human capital costs, mostly driven by employee benefits costs, as well as the non-recurrence of a $1.5 million state tax credit recorded in 2021.

Goodwill impairment

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill is evaluated at the reporting unit level, for which we have one reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. The Goodwill impairment evaluation includes a review of a variety of factors as described below, which require considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

As a result of our analysis for goodwill impairment, we impaired $60.5 million of goodwill in the fourth quarter of 2021 and impaired the entire amount of remaining goodwill in the second quarter of 2022, reducing our carrying value of goodwill from $92.0 million at December 31, 2021 to $0 at December 31, 2022. See the section titled “Goodwill Impairment Charge” above and Note 3 of the notes to our consolidated financial statements for more detail on our impairment of goodwill.

	Year Ended December 31,
	2022	2021	$ Change	% Change
Operating income	$(157,361)	$(68,064)	$(89,296)	131.2%
Interest expense, net	8,809	7,970	839	10.5%
Loss before income taxes	(166,170)	(76,035)	(90,135)	118.5%
Benefit for income taxes	(11,807)	(1,307)	(10,500)	803.4%
Net loss	$(154,362)	$(74,727)	$(79,635)	106.6%
Basic net (loss) income per share	$(5.86)	$(2.69)	$(3.17)	118.0%
Diluted net (loss) income per share	$(5.86)	$(2.69)	$(3.17)	118.0%

Net loss

Net loss for the year ended December 31, 2022 was $154.4 million, up 106.6% from net loss of $74.7 million in the prior year. The increase primarily relates to a goodwill impairment charge as described in Note 3 to the consolidated financial statements coupled with higher catastrophe weather losses described above and a $6.4 million valuation allowance against our net deferred tax asset as described above, partly offset by higher total revenue as described above.

Interest expense, net

Interest expense was $8.8 million for the year ended December 31, 2022, above the prior year by 10.5% as a result of rising interest rates.

Benefit for income taxes

The benefit for income taxes was $11.8 million for the year ended December 31, 2022 compared to a benefit for income taxes of $1.3 million for the year ended December 31, 2021. The effective tax rate for the current year is 7.1% compared to 1.7% for the prior year. Our effective tax rate for both years was impacted by the non-deductible goodwill impairment of $92.0 million recognized during the second quarter of 2022 and $60.5 million during the fourth quarter of 2021. See further discussion of the goodwill impairment in the Note 3 of the Notes to our consolidated financial statements. The effective tax rate for the year ended December 31, 2022 was also impacted by a $6.4 million valuation allowance against our net deferred tax asset related to certain tax elections made by Osprey Re, our captive reinsurer domiciled in Bermuda, whose utilization may be limited under the Internal Revenue Code. Finally, the effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year, including changes to pre-tax income and from the impact of permanent differences on pre-tax income or loss.

Ratios

	Year Ended December 31,
	2022	2021
Ceded premium ratio	47.3%	46.6%

Net loss and LAE ratio	78.7%	69.9%
Net expense ratio	35.6%	34.7%
Net combined ratio	114.3%	104.6%

Net combined ratio

The net combined ratio was 114.3% for the year ended December 31, 2022, up 9.7 points from 104.6% in the prior year. The increase stems primarily from a higher net loss and net expense ratios, described below.

Ceded premium ratio

The ceded premium ratio was 47.3% for the year ended December 31, 2022, up 0.7 points from 46.6% in the prior year. The increase primarily stems from ceded premium growth that was partly offset by growth in gross premiums earned as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 78.7% for the year ended December 31, 2022, up 8.8 points from 69.9% in the prior year. The increase primarily relates to higher weather and attritional losses in the current year as a percentage of net premium earned, mostly driven by Hurricanes Ian and Nicole and $3.7 million of unfavorable prior year reserve development in 2022 compared to $3.5 million of favorable prior year reserve development in 2021, as a percentage of net premiums earned.

Net expense ratio

The net expense ratio was 35.6% for the year ended December 31, 2022, up 0.9 points from 34.7% in the prior year. The increase primarily stems from the impact of a higher ceded premium ratio as well as higher policy acquisition associated with the increase in gross premiums written.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2022, we held $280.9 million in cash and cash equivalents and $653.6 million in investments, compared to $359.3 million and $694.7 million as of December 31, 2021. The decrease in cash and cash equivalents was primarily driven by payment of reinsurance premiums, claim payment, stock repurchases, and payment of dividends. The decrease in investments was driven by higher unrealized losses on our fixed income securities caused by rising interest rates.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2022	2021	2020	2022 vs 2021 Change	2021 vs 2020 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$(34,260)	$60,130	$170,211	$(94,390)	$(110,081)
Investing activities	(37,862)	(124,480)	22,062	86,618	(146,542)
Financing activities	(5,058)	(17,281)	(28,898)	12,223	11,617
Net change in cash, cash equivalents, and restricted cash	$(77,180)	$(81,631)	$163,376	$4,451	$(245,006)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $34.3 million compared to net cash provided by of $60.1 million during the prior year. The decrease in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $37.9 million compared to net cash used of $124.5 million in the prior year. The change in cash used in investing activities relates primarily to allocations of funds for investment in each period. Strategic sales of investments to yield realized gains in 2020 produced proceeds which were re-invested in 2021, driving up the cash used for investing activities for that period.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $5.1 million, compared to net cash used of $17.3 million in the prior year. The decrease in cash used for financing activities was primarily driven by draws from our Revolving Credit Facility (defined below) totaling $35 million to purchase and retire $22.5 million of Convertible Notes and contribute capital to our captive reinsurer, Osprey Re.

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

Based on the Company’s results for the third quarter of 2022, management considered it likely at that time that the Company would be out of compliance with certain financial covenants in the Credit Agreement. In order to avoid a covenant violation, on November 7, 2022, the Company and its subsidiary guarantors entered into an amendment to the Credit Agreement to, among other things, (i) decrease the Revolving Credit Facility commitments from $75 million to $50 million, (ii) establish a new $25 million Term Loan Facility (defined below) to refinance loans outstanding under the existing Revolving Credit Facility and to pay fees, costs and expenses related thereto, (iii) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the Revolving Credit Facility commitments and/or Term Loan Facility commitments, (iii) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (iv) increase the applicable margin for loans under the

Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%). The amendment also modified certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of November 7, 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $73.9 million in aggregate principal outstanding under the Term Loan Facility. As of December 31, 2022, there was $89.1 million in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of September 30, 2022, we had $25.0 million in borrowings and a $22.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to the amendment, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company borrowed $10.0 million under the Revolving Credit facility. At December 31, 2022, the Company had unused letters of credit totaling $32.6 million.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2022, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 7.32% and 7.42% per annum, respectively.

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

At any time prior to February 1, 2037, the Company may redeem for cash all or any portion of the Convertible Notes, at the Company’s option, at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically. Holders of the Convertible Notes are able to cause the Company to repurchase their Convertible Notes for cash on any of August 1, 2022, August 1, 2027 and August 1, 2032, in each case at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the relevant repurchase date.

The Convertible Note Indenture contains customary terms and covenants and events of default. If an Event of Default (as defined in the Convertible Note Indenture) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in aggregate principal amount of the Convertible Notes then outstanding by notice to the Company and the Trustee, may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization (as set forth in the Convertible Note Indenture) with respect to the Company, 100% of the principal of, and accrued and unpaid interest, if any, on, the Convertible Notes automatically become immediately due and payable.

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of December 31, 2022, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of December 31, 2022 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $24.3 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. As of December 31, 2022, the common stock was valued at $1.5 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2022:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$119,873	$16,563	$30,253	73,057	$—
Convertible debt (1)	1,613	52	104	104	1,353
Mortgage loan (1)	17,783	893	1,786	1,786	13,318
FHLB agreement (1)	19,802	19,802	—	—	—
Operating lease obligations	36,898	4,678	9,301	9,360	13,559
Total Contractual Obligations	$195,969	$41,988	$41,444	$84,307	$28,230
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

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2022 and 2021 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are canceled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. We recorded bad debt expense of approximately $0, $0 and $161,300 in 2022, 2021, 2020, respectively.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2022 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $300.6 million of recorded case reserves, we recorded $831.2 million of IBNR reserves as of December 31, 2022 to achieve overall gross reserves of $1.1 billion. At December 31, 2022, ceded IBNR and net IBNR were $546.0 million and $285.2 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income and stockholders’ equity as of and for the year ended December 31, 2022 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$372,126	$294,847	20.8%	$393,989	(5.9)%

Impact on:
Net loss	$(154,363)	$(97,564)	(36.8)%	$(170,433)	(10.4)%
Stockholders’ equity	$131,039	$187,838	(43.3)%	$114,969	12.3%
Cash, cash equivalents and investments(1)	$934,451	$991,250	(6.1)%	$918,381	1.7%

(1)
Estimated cash, cash equivalents and investments is intended to reflect the impact of loss reserves, net of taxes.

Policy Acquisition Costs. We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy. We also earn ceding commission on our quota share reinsurance contracts, which is presented as a reduction of policy acquisition costs with any unearned ceding commission recognized as a liability. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes based upon the proportion these costs bear to production of new business. For the years ended December 31, 2022, 2021 and 2020, we earned ceding commission income of $61.8 million, $62.7 million and $57.1 million of which $46.5 million, $47.1 million and $43.0 million was allocable to policy acquisition costs.

Deferred taxes. At December 31, 2022, we assessed our deferred tax position and hold a $6.4 million valuation against our net deferred tax assets. We intend to continue maintaining the valuation allowance on our net deferred tax asset until there is sufficient evidence to support the reversal of all or some portion of the allowance.

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2022 and 2021.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2022, 2021 and 2020.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at December 31, 2022, include interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised primarily of investment grade (investments receiving Standard & Poor's Global Ratings (“S&P”) or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations (“CLO”) and other asset-backed securities (“ABS”), and mortgage-backed securities (“MBS”). Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. Investment securities are managed by a nationally recognized asset manager and are overseen by the investment committee appointed by our board of directors. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for any equity securities held are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.

Interest Rate Risk

On November 7, 2022, the Company amended its Credit Agreement to replace LIBOR with an alternative benchmark rate. Borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin and a credit adjustment spread equal to 0.10% or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin, eliminating any reference to LIBOR.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. Our fixed income securities portfolio contains interest rate-sensitive instruments, and its performance could be adversely affected by changes in interest rates resulting from governmental monetary policies, domestic and international economic and political conditions, and other factors beyond our control. All else being equal, a rise in interest rates will decrease the fair value of our existing fixed income investments, and a decline in interest rates will increase the fair value of our existing fixed income investments.

However, new and reinvested money used to purchase fixed income securities would benefit from rising interest rates and would be negatively impacted by falling interest rates. We seek to mitigate our interest rate risk associated with holding fixed income investments by monitoring and managing the effective duration of our portfolio to maximize yield while managing interest rate risk at an acceptable level.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.179 years at December 31, 2022 and 3.903 years at December 31, 2021. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2022, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with our average credit quality rating at December 31, 2021.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2022 (in thousands, except percentages):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$575,037	$(60,535)	(10)%
200 basis point increase	$595,204	$(40,368)	(6)%
100 basis point increase	$615,383	$(20,189)	(3)%
100 basis point decrease	$655,773	$20,201	3%
200 basis point decrease	$675,984	$40,412	6%
300 basis point decrease	$695,985	$60,413	10%

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

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2022 (in thousands, except percentages):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$127,865	18%	$116,694	18%
AA+, AA, AA-	$346,935	49%	$307,965	48%
A+, A, A-1+	$132,405	19%	$121,391	19%
BBB+, BBB, BBB-	$98,234	14%	$89,421	14%
Not rated	$109	0%	$101	0%
	$705,548	100%	$635,572	100%

Below investment grade securities have different characteristics than investment grade corporate fixed-maturity securities. Risk of loss from default by the borrower is greater with below-investment grade securities. Typically, below investment grade securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, issuers of below-grade securities usually have higher levels of debt and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers.

Our equity investment portfolio at December 31, 2022 consisted of membership shares held of FHLB common stock which are carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were canceled, as the membership cannot be sold.

The following table illustrates the composition of our equity portfolio at December 31, 2022 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,514	100%
Subtotal	$1,514	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,514	100%

Foreign Currency Exchange Risk

At December 31, 2022, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Heritage Insurance Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2022 and 2021; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements; maintaining effective internal control over financial reporting; and its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 13 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $1.1 billion at December 31, 2022. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2022, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2022 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE.

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
•
We verified the consistency of the estimation process between the current year and those used in prior years and assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE, including the key factors considered by management in arriving at such estimates. With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and their engaged actuaries to develop their unpaid losses and LAE reserve estimate.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our engaged actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.

We have served as the Company’s auditor since 2018.

Denver, Colorado

March 13, 2023

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $705,548 and $675,245)	$635,572	$669,354
Equity securities, at fair value, (cost $1,514 and $1,415)	1,514	1,415
Other investments, net	16,484	23,929
Total investments	653,570	694,698
Cash and cash equivalents	280,881	359,337
Restricted cash	6,691	5,415
Accrued investment income	3,817	3,167
Premiums receivable, net	92,749	71,925
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $45	805,059	269,391
Prepaid reinsurance premiums	306,977	265,873
Income taxes receivable	12,118	11,739
Deferred income tax asset, net	16,841	—
Deferred policy acquisition costs, net	99,617	93,881
Property and equipment, net	25,729	17,426
Right-of-use lease asset, finance	20,132	22,718
Right-of-use lease asset, operating	7,335	5,035
Intangibles, net	49,575	55,926
Goodwill	—	91,959
Other assets	11,509	12,272
Total Assets	$2,392,600	$1,980,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$1,131,807	$590,166
Unearned premiums	656,641	590,419
Reinsurance payable	199,803	191,728
Long-term debt, net	128,943	120,757
Deferred income tax liability, net	—	9,426
Advance premiums	26,516	24,504
Accrued compensation	6,594	8,014
Lease liability, finance	22,557	24,621
Lease liability, operating	8,690	6,551
Accounts payable and other liabilities	80,010	71,525
Total Liabilities	$2,261,561	$1,637,711

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 37,796,107 shares issued and 25,539,433 outstanding at December 31, 2022 and 37,340,248 shares issued and 26,753,511 outstanding at December 31, 2021	3	3
Additional paid-in capital	334,711	332,797
Accumulated other comprehensive income, net of taxes	(53,585)	(4,573)
Treasury stock, at cost, 12,231,674 shares and 10,536,737 shares at December 31, 2022 and December 31, 2021	(130,900)	(123,557)
Retained (deficit) earnings	(19,190)	138,381
Total Stockholders' Equity	131,039	343,051
Total Liabilities and Stockholders' Equity	$2,392,600	$1,980,762

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021	2020
REVENUES:
Gross premiums written	$1,275,031	$1,164,879	$1,080,100
Change in gross unearned premiums	(66,207)	(20,717)	(83,258)
Gross premiums earned	1,208,824	1,144,162	996,842
Ceded premiums earned	(571,759)	(533,091)	(452,120)
Net premiums earned	637,065	611,071	544,722
Net investment income	11,977	5,652	12,302
Net realized (losses) gains	(258)	(16)	22,395
Other revenue	13,676	14,854	13,966
Total revenues	662,460	631,561	593,385
EXPENSES:
Losses and loss adjustment expenses	501,162	427,370	373,387
Policy acquisition costs, net of ceding commission income (1)	156,304	145,968	128,276
General and administrative expenses, net of ceding commission income(2)	70,396	65,787	81,537
Goodwill impairment	91,959	60,500	—
Total expenses	819,821	699,625	583,200
Operating (loss) income	(157,361)	(68,064)	10,185
Interest expense, net	8,809	7,970	7,972
(Loss) income before income taxes	(166,170)	(76,034)	2,213
Benefit for income taxes	(11,807)	(1,307)	(7,113)
Net (loss) income	$(154,363)	$(74,727)	$9,326
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized gains (losses) on investments	(64,335)	(13,661)	20,738
Reclassification adjustment for net realized investment losses (gains)	258	(64)	(22,395)
Income tax benefit (expense) related to items of other comprehensive (loss) income	15,065	3,095	384
Total comprehensive (loss) income	$(203,375)	$(85,357)	$8,053
Weighted average shares outstanding
Basic	26,343,826	27,804,355	27,978,519
Diluted	26,343,826	27,804,355	27,988,966
(Loss) earnings per share
Basic	$(5.86)	$(2.69)	$0.33
Diluted	$(5.86)	$(2.69)	$0.33

(1)
Policy acquisition costs includes $46.5 million, $47.1 million and $43.0 million of ceding commission income for the reporting years 2022, 2021 and 2020, respectively.
(2)
General and administration includes $15.4 million, $15.6 million and $14.1 million of ceding commission income for the reporting years 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Deficit)	Total Stockholders' Equity
Balance at December 31, 2019	28,650,918	$3	$329,568	$217,266	$(105,368)	$7,330	$448,799
Cumulative effect of adoption accounting guidance for expected credit losses, net of tax at January 1, 2021	—	—	—	(34)	—	—	(34)
Balance at January 1, 2021 (as adjusted for change in accounting principle)	28,650,918	$3	$329,568	$217,232	$(105,368)	$7,330	$448,765
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,273)	(1,273)
Surrendered shares for tax withholding	(247,223)	—	(2,384)	—	—	—	(2,384)
Restricted stock vested	260,267	—	—	—	—	—	—
Issued restricted stock	15,000	—	—	—	—	—	—
Stock buy-back	(930,356)	—	—	—	(9,997)	—	(9,997)
Stock-based compensation on restricted stock	—	—	4,683	—	—	—	4,683
Deferred tax adjustment for credit expected losses	—	—	—	(4)	—	—	(4)
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,772)	—	—	(6,772)
Net income	—	—	—	9,326	—	—	9,326
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax						(10,630)	(10,630)
Surrendered shares for tax withholding	(28,257)	—	(231)	—	—	—	(231)
Restricted stock vested	35,267	—	—	—	—	—	—
Issued restricted stock	254,793	—	—	—	—	—	—
Stock buy-back	(1,256,898)	—	—	—	(8,192)	—	(8,192)
Stock-based compensation on restricted stock	—	—	1,161	—	—	—	1,161
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,674)	—	—	(6,674)
Net loss	—	—	—	(74,727)	—	—	(74,727)
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax						(49,012)	(49,012)
Surrendered shares for tax withholding	(28,271)	—	(94)	—	—	—	(94)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	496,552	—	—	—	—	—	—
Forfeiture on restricted stock	(12,422)	—	—	—	—	—	—
Stock buy-back	(1,694,937)	—	—	—	(7,343)	—	(7,343)
Stock-based compensation on restricted stock	—	—	2,008	—	—	—	2,008
Cash dividends declared ($0.12 per share of common stock)	—	—	—	(3,208)	—	—	(3,208)
Net loss	—	—	—	(154,363)	—	—	(154,363)
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$(154,363)	$(74,727)	$9,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,008	1,161	4,683
Bond amortization and accretion	3,121	4,054	5,229
Amortization of original issuance discount on debt	1,037	1,784	1,415
Depreciation and amortization	8,359	8,449	8,101
Allowance for bad debt	(1)	—	161
Net realized gains	258	(64)	(22,395)
Net change for unrealized gains (losses) in other investments	—	80	—
Net loss from sale of asset	(399)	168	9
Deferred income taxes	(11,202)	(5,956)	6,238
Goodwill impairment	91,959	60,500	—
Changes in operating assets and liabilities:
Accrued investment income	(650)	(430)	1,640
Premiums receivable, net	(20,823)	5,547	(13,948)
Prepaid reinsurance premiums	(41,104)	(20,055)	(21,716)
Reinsurance premiums receivable and recoverable	(535,668)	85,646	73,823
Income taxes receivable	(379)	20,485	(29,053)
Deferred policy acquisition costs, net	(5,736)	(4,616)	(12,054)
Right-of-use asset, net	286	(21,292)	(185)
Other assets	763	(729)	291
Unpaid losses and loss adjustment expenses	541,641	(69,175)	45,808
Unearned premiums	66,222	20,801	83,398
Reinsurance payable	8,075	29,810	5,567
Accrued interest	(3)	26	(214)
Leasehold incentives	1,622	—	—
Advance premiums	2,012	6,236	1,764
Accrued compensation	(1,420)	(1,311)	3,978
Lease liability, net	75	23,017	214
Other liabilities	10,050	(9,278)	18,131
Net cash (used in) provided by operating activities	(34,260)	60,130	170,211
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	93,726	208,527	492,216
Fixed maturity securities purchases	(127,400)	(334,584)	(450,463)
Equity securities sales	—	184	26
Equity securities purchases	—	—	(6)
Return on other investments	14,945	2,400	—
Other investment purchases	(7,599)	—	(20,034)
Leasehold improvements	(3,825)	—	—
Proceeds from other investments sold	848	—	1,078
Software in progress	(6,884)	—	—
Cost of property and equipment acquired	(1,673)	(1,007)	(755)
Net cash (used in) provided by investing activities	(37,862)	(124,480)	22,062
FINANCING ACTIVITIES
Proceeds from term loan facility	35,000	2,782	—
Repurchase of convertible notes	(22,529)	—	—
Mortgage loan payments	(322)	(306)	(290)
Principal payments on term loan facility	(5,000)	(4,625)	(9,375)
Tax withholding on share-based compensation awards	(94)	(231)	(2,384)
Purchase of treasury stock	(7,343)	(8,192)	(9,997)
Dividends paid	(4,770)	(6,709)	(6,852)
Net cash used in financing activities	(5,058)	(17,281)	(28,898)
(Decrease) increase in cash, cash equivalents, and restricted cash	(77,180)	(81,631)	163,375
Cash, cash equivalents and restricted cash, beginning of period	364,752	446,383	283,008
Cash, cash equivalents and restricted cash, end of period	$287,572	$364,752	$446,383

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Cash Flows Information:
Income taxes (refunded) paid, net	$(285)	$528	$15,691
Interest paid	$7,837	$5,282	$6,206
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of promissory notes into Class A Preferred Units	$—	$—	$7,500
Non-cash acquisition of shares of common stock	$—	$2,100	$—

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$280,881	$359,337
Restricted cash	6,691	5,415
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$287,572	$364,752

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

Business Description

Heritage Insurance Holdings, Inc. is an insurance holding company. Our insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), Narragansett Bay Insurance Company (“NBIC”) and Pawtucket Insurance Company (“PIC”). PIC is currently inactive and has no policies in force or outstanding claims. Our other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of our insurance subsidiaries’ business; Contractors’ Alliance Network, LLC, our vendor network manager; Skye Lane Properties, LLC, our property management subsidiary; Osprey Re Ltd., our reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”); NBIC Holdings, Inc., and NBIC Service Company which provides services to NBIC.

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

To the extent there are negative cash balances with any individual financial institution, the Company excludes the negative amount from cash and cash equivalents negative cash balances and reports as accounts payable and other liabilities.

Restricted Cash

Restricted cash related to individual state regulatory deposits was $6.7 and $5.4 million for the years ended December 31, 2022 and 2021, respectively. The Company earned interest income of $12,612 and $11,918 on its restricted cash deposits.

Investments

Fixed-Maturity Securities

The Company classifies all of its investments in debt securities as available-for-sale and reports them at fair value. Subsequent to its acquisition of debt securities available-for-sale, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. Refer to Note 2 “Investments” to these consolidated financial statements for further information.

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

Allowance for Credit Losses (Available-for-Sale-Debt Securities)

The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2022 and 2021, management evaluated and determined a credit allowance was not significant to the financial statements.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), corporations, and a Real Estate Investment Trust (“REIT”). The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or entitled to benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2022 and 2021, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.

Equity securities that do not result in consolidation and are not accounted for under the equity method, are measured at fair value. Equity securities without a readily determinable fair value are reported at cost, less impairment, unless we identify observable price changes in orderly transactions for the identical or a similar investment of the same issuer (measurement alternative). Changes in fair value are reflected in the Company’s consolidated statements of operations. Certain other investments provide the Company with monthly or quarterly return on capital on a regular schedule.

Impairment of Other Investments

The Company maintains various interests in other investments without a readily determinable fair value that are evaluated for impairment at each reporting period. When such events or changes occur, the Company evaluates the estimated present value of future cash flows compared to its cost basis in the investment to evaluate whether there may be an impairment. For the year ended December 31, 2022, the Company recorded no impairment charges on its other investments compared to recording an impairment of $2.2 million for the year ended December 31, 2021.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2022. Changes in interest rates after December 31, 2022 may affect the fair value of the Company’s investments.

The Company’s non-financial assets, such as goodwill and intangible assets, are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Refer to Note 3 “Goodwill and Other Intangible Assets” to these consolidated financial statements for further information on our 2021 and 2022 goodwill impairment charges. At December 31, 2022, all goodwill had been written off. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

Premiums

The Company records direct and assumed premiums written as revenue on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. An allowance of $451,000 was recorded as of December 31, 2022 and 2021. Bad debt expense related to uncollectible premiums was $0, $0 and $161,300 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

We earn ceding commission on our quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2022 and 2021, we earned ceding commission income of $61.9 million and $62.7 million of which $46.5 million and $47.1 million was allocable to policy acquisition costs.

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

The Company remains liable for claims payments if any reinsurer is unable to meet its obligations under the reinsurance agreements. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar geographic regions, activities or economics characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. The Company contracts with a diverse population of reinsurers to secure its annual reinsurance coverage, for which the excess of loss treaties generally become effective June 1st each year.

Allowance for Credit Losses for Reinsurance Recoverables

The allowance for credit losses for reinsurance recoverable is evaluated based on historical loss experience adjusted for current events and reasonable and supportable forecasts from both internal and external sources.

The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2022, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends,

(iii) the interest rate environment and (iv) the stressed global economy. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance, if any.

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

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized less accumulated amortization once they are it is placed in service and are included as a component of fixed assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchased or licensed and developed both internally and with third party vendors. As such, capitalized costs will be amortized over the term of the useful life of the software.

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

Goodwill and Intangible Assets

On January 1, 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASC 350) ("ASU 2017-04"), which changed the guidance on goodwill impairment. Under the guidance, the qualitative assessment of the recoverability of goodwill remains the same, but the second step of the two-step quantitative test, which required calculation of the implied fair value of goodwill, has been eliminated. Instead, an impairment charge is recognized when the carrying value of a reporting unit exceeds its fair value. Any excess of carrying value over fair value is written down as an impairment. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The remaining balance of goodwill was written off during the second quarter of 2022. The Company reviews amortizable intangible assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If the Company concludes that impairment exists, the carrying amount is reduced to fair value. Refer to Note 3 “Goodwill and Other Intangible Assets” to these consolidated financial statements, for further information on our 2022 goodwill impairment charge."

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

Assessments

Guaranty fund and other insurance-related assessments imposed upon the Company’s insurance company affiliates are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover assessments which are paid in advance to the guaranty fund or other insurance-related entity, the Company recoups such assessments from our policyholders in the form of a policy surcharge. Once the recoupment period begins, the entire recoupment amount is recorded as an asset on our balance sheet. There were no such assessments during the periods presented.

The Company collects pass through assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. As of December 31, 2022, the Company has approximately $885,000 of the Convertible Notes outstanding. This amount is net of $21.1 million of Convertible Notes reacquired and held by an insurance company subsidiary. Refer Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

Debt Issuance and Discount Costs

In connection with the issuance of debt, any debt issuance and discount costs are reflected on the balance sheet as an offset to long-term debt and amortized using the effective interest method over the life of the underlying debt instrument. As of December 31, 2022, all debt issuance and discount costs have been fully amortized.

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

Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the reported period. Common equivalent shares include incremental shares from diluted vested and unvested shares of restricted common stock and convertible notes outstanding during the period based on the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

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

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". The ASU i) simplifies the accounting for convertible debt and convertible preferred stock by reducing the number of accounting models, and amends certain disclosures, ii) amends and simplifies the derivative scope exception guidance for contracts in an entity's own equity, including share-based compensation, and iii) amends the diluted earnings per share calculations for convertible instruments and contracts in an entity's own equity. The if-converted method will be the only permissible method for computing the dilutive effect of the convertible debt instruments. Interest expense no longer includes amortization of debt discount. The Company adopted the guidance of ASU 2020-06 on January 1, 2022, reporting no material impact to the Company's consolidated condensed financial statements or disclosures for the year ended December 31, 2022.

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

In June 2022, the FASB issued ASU 2022-03 , Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this guidance.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements have or will have a material impact on its consolidated financial statements.

Note 2. Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2022	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$121,811	$24	$4,093	$117,742
States, municipalities and political subdivisions	104,361	—	12,734	91,627
Special revenue	284,946	1	34,817	250,130
Industrial and miscellaneous	194,430	90	18,447	176,073
Total	$705,548	$115	$70,091	$635,572

(1)
Includes securities at December 31, 2022 with a carrying amount of $24.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. The decline in fair value is deemed to be caused by rising interest rates resulting in no credit loss allowance recorded for the year ended December 31, 2022.

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

The table below summarizes the Company’s fixed maturity securities at December 31, 2022 and 2021 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$115,959	16%	$113,683	18%
Due after one year through five years	344,554	49%	314,420	49%
Due after five years through ten years	182,793	27%	150,906	25%
Due after ten years	62,242	9%	56,564	9%
Total	$705,548	100%	$635,572	100%

	December 31, 2021
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$42,200	6%	$42,323	6%
Due after one year through five years	311,799	46%	309,744	46%
Due after five years through ten years	224,654	33%	220,777	33%
Due after ten years	96,592	15%	96,510	15%
Total	$675,245	100%	$669,354	100%

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Net Realized and Unrealized (Losses) Gains

The proceeds from the sale of debt securities were $27.1 million, $30.4 million and $381.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the years ended December 31, 2022, 2021 and 2020, respectively:

	For the Years ended December 31,
	2022		2021		2020
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
	(in thousands)
Debt Securities Available-for-sale
Realized gains	$37	$4,836	$716	$26,029	$22,466	$374,863
Realized losses	(295)	22,245	(652)	4,359	(71)	6,368
Net realized (losses) gains	$(258)	$27,081	$64	$30,388	$22,395	$381,231

The following table presents the reconciliation of net realized and unrealized (losses) gains on the Company’s investments reported for the years ended December 31, 2022, 2021 and 2020, respectively:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Gross realized gains on sales of available-for-sale securities	$64	$716	$22,466
Gross realized losses on sales of available-for-sale securities	(322)	(652)	(71)
Gross realized and unrealized gains in other investments	—	2,100	—
Impairment charge in other investments	—	(2,180)	—
Net realized and unrealized (losses) gains	$(258)	$(16)	$22,395

Equity Investments

For the years ended December 31, 2022, 2021 and 2020, the Company had no net holding realized and unrealized gains or (losses) reported.

The following table presents the Company's equity investments as of December 31, 2022 and 2021, respectively.

For the Year Ended December 31,	2022	2021
Common stock	$—	$—
Membership Shares	1,514	1,415
Total equity investments	$1,514	$1,415

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2022, 2021 and 2020, respectively:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Debt securities available-for-sale	$11,037	$7,220	$12,067
Equity securities	50	—	—
Cash and cash equivalents	2,257	71	223
Other investments	693	1,435	1,100
Net investment income	14,037	8,726	13,390
Investment expenses	2,060	3,074	1,088
Net investment income, less investment expenses	$11,977	$5,652	$12,302

Unrealized Losses on Debt Securities

The following tables present, for all debt securities available-for-sale in an unrealized loss position, for which no allowance for credit loss is established (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	61	$2,040	$56,389	36	$2,053	$56,389
States, municipalities and political subdivisions	28	1,967	17,730	95	10,767	68,852
Special revenue	273	5,832	57,881	259	28,985	167,384
Industrial and miscellaneous	95	1,535	32,387	197	16,912	134,462
Total	457	$11,374	$164,386	587	$58,717	$427,087

	Less Than Twelve Months			Twelve Months or More
December 31, 2021	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	43	$282	$57,420	—	$—	$—
States, municipalities and political subdivisions	98	1,270	80,972	—	—	—
Special revenue	253	3,485	195,450	14	35	1,214
Industrial and miscellaneous	191	2,387	146,746	18	578	11,598
Total	585	$7,424	$480,588	32	$613	$12,812

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. The Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The debt issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, the Company believes these unrealized losses generally were caused by a decrease in market interest rates since the time the securities were purchased and not as a result of credit losses.

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

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2022 and 2021 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2022	2021
Other Real Estate LLC	Other Investments	Equity Method	$1,508	$1,843
Real Estate Corporation(1)	Other Investments	Measure Alternative	2,377	2,977
Preferred Interests (2)	Other Investments	Amortized Cost	8,490	15,000
Non-real estate related (3)	Other Investments	Equity Method	2,009	2,009
Insurtech Stock (4)	Other Investments	Measure Alternative	2,100	2,100
Total non-consolidated VIEs			$16,484	$23,929

(1)
For the year ended December 31, 2021, a $1.0 million impairment was recognized in net realized and unrealized gains (losses) on the Statement of Operations.
(2)
The preferred membership interests issued originally at $7.5 million and $9.9 million were measured at amortized cost under the guidance of ASC 320 and are subject to a fixed principal and interest payment schedule with maturity dates of February 1, 2023 and April 1, 2024, respectively. As of December 31, 2022, the Company received in aggregate a return of capital of approximately $14.0 million and executed a new preferred membership interest agreement in aggregate of $8.5 million subject to fixed principal and interest schedules with a maturity date of July 1, 2027.
(3)
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
(4)
For the year ended December 31, 2021, the Company acquired common shares and warrants of an Insurtech company.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
	(in thousands)
Investments in non-consolidated VIEs	$16,484	$16,484	$23,929	$23,929

The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

Note 3. Goodwill and Other Intangible Assets

For the years ended December 31, 2022 and 2021, goodwill was $0 million and $92.0 million, respectively, and intangible assets were $49.6 million and $55.9 million, respectively. The Company has recorded $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

Goodwill

Amount
Balance as of December 31, 2019	$152,459
Goodwill acquired	—
Impairment	(60,500)
Balance as of December 31, 2021	$91,959
Goodwill acquired	—
Impairment	(91,959)
Balance as of December 31, 2022	$(0)

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

The tables below detail the finite-lived intangible assets, net as of December 31, 2022 and 2021, respectively (amounts in thousands):

	For the Year Ended December 31,
	2022	2021
Amortizing intangible assets	(in thousands)
Brand	$1,210	$1,210
Agent relationships	15,500	15,500
Renewal rights	57,200	57,200
Customer relations	870	870
Trade names	9,000	9,000
Non-compete	4,790	4,790
	88,570	88,570
Accumulated amortization	(40,310)	(33,959)
Total infinite-lived intangible assets, net	48,260	54,611
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$49,575	$55,926

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2023	$6,351
2024	6,351
2025	6,315
2026	6,114
2027	5,881
Thereafter	17,249
$48,260

Amortization expense of intangible assets was $6.4 million for each of the years ending December 31, 2022, 2021 and 2020, respectively.

Note 4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	For the Year Ended December 31,
	2022	2021	2020
Basic (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(154,363)	$(74,727)	$9,326
Weighted average shares outstanding	26,343,826	27,804,355	27,978,519
Basic (loss) earnings per share:	$(5.86)	$(2.69)	$0.33

Diluted (loss) earnings per share:
Net (loss) income attributable to common stockholders (000's)	$(154,363)	$(74,727)	$9,326
Weighted average shares outstanding	26,343,826	27,804,355	27,978,519
Add: Effect of dilutive securities
Impact of unvested equity awards	—	—	10,447
Diluted weighted average common shares outstanding	26,343,826	27,804,355	27,988,966
Diluted (loss) earnings per share:	$(5.86)	$(2.69)	$0.33

The Company had 84,263 and 1,569,236 anti-dilutive shares for the years ended December 31, 2022 and 2021, respectively. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of our common shares during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

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

For the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$117,742	$—	$117,742	$—
States, municipalities and political subdivisions	91,627	—	91,627	—
Special revenue	250,130	—	250,130	—
Industrial and miscellaneous	176,073	—	176,073	—
Total debt securities	$635,572	$—	$635,572	$—

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$73,825	$364	$73,461	$—
States, municipalities and political subdivisions	105,699	—	105,699	—
Special revenue	288,569	—	288,569	—
Hybrid securities	99	—	99	—
Industrial and miscellaneous	201,162	—	201,162	—
Total debt securities	$669,354	$364	$668,990	$—

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

Certain of our investments in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis as of December 31, 2022:

Other Investments	Carrying Value Balance, January 1, 2022	Amounts impaired	Carrying Value Balance, December 31, 2022
	(in thousands)
Goodwill (1)	$91,959	$(91,959)	—
Total	$91,959	$(91,959)	$—

Other Investments	Carrying Value Balance, January 1, 2021	Amounts impaired	Carrying Value Balance, December 31, 2021
	(in thousands)
Goodwill (1)	$152,459	$(60,500)	91,959
Total	$152,459	$(60,500)	$91,959
(1)
Non-cash impairment charge recorded in operating expenses in the consolidated statement of operations by the legal entity or related holding companies acquired. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation.

During the second quarter of 2022, the Company recorded a goodwill impairment of approximately $92.0 million. Management concluded there was a goodwill impairment based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company’s markets; and (iii) the Company’s market cap was below book value.

For the December 31, 2021, the goodwill impairment charge of $60.5 million was recorded following the Company's annual valuation review and principally stemmed from its common stock valuation and prevailing valuation multiples in the property insurance market. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit. The impairment was based on the following factors: (i) the fair value of our stock trading significantly below book value, (ii) market capitalization control premium; and (iii) financial performance such as a negative or declining cash flows due to recent weather related catastrophes.

Note 6. Other Comprehensive Income

The following table is a summary of other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive (loss) income for the years ended December 31, 2022, 2021 and 2020, respectively:

	For the Year Ended December 31,
	2022			2021			2020
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized gains on investments, net	$(64,335)	15,126	$(49,209)	$(13,661)	3,081	$(10,580)	$20,738	$(4,807)	$15,931
Reclassification adjustment of realized (gains) losses included in net (loss) income	258	(61)	197	(64)	14	(50)	(22,395)	5,191	$(17,204)
Effect on other comprehensive (loss) income	$(64,077)	$15,065	$(49,012)	$(13,725)	$3,095	$(10,630)	$(1,657)	$384	$(1,273)

Note 7. Other Assets

The following table summarizes the Company’s other assets for the years ended December 31, 2022 and 2021:

Description	December 31, 2022	December 31, 2021
	(in thousands)
Other amounts receivable	$1,363	$1,934
State underwriting pooling & assoc.	4,697	3,956
Prepaid expense	4,694	6,382
Unallocated Remittances	755	—
Total other assets	$11,509	$12,272

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

The components of lease costs were as follows (in thousands) for the respective years:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,449	$1,359
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	2,591	1,969
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	977	785
Total finance lease cost	$3,568	$2,754
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$952	$542
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$188	$106

Right-of-use lease asset and Lease Liability was as follows (in thousands):

Operating Leases	December 31, 2022	December 31, 2021
Right of use assets	$7,335	$5,035
Lease liability	$8,690	$6,551
Finance Leases
Right of use assets	$20,132	$22,718
Lease liability	$22,557	$24,621

Weighted-average remaining lease term and discount rate for our operating and financing leases was as follows:

Weighted-average remaining lease term	December 31, 2022		December 31, 2021
Operating lease	6.49	yrs.	6.23	yrs.
Finance lease	8.13	yrs.	9.1	yrs.
Weighted-average discount rate
Operating lease	5.14%		5.33%
Finance lease	4.16%		4.18%

Supplemental disclosure of cash flow information related to leases were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash payments for:	(in thousands)
Finance lease - Operating cash flows	$975	$291
Finance lease - Financing cash flows	$2,063	$599

Operating lease - Operating cash flows (fixed payments)	$1,610	$1,505
Operating lease - Operating cash flows (liability reduction)	$1,251	$1,133

Maturities of lease liabilities for financing and operating leases were as follows as of December 31, 2022 (in thousands):

	Financing Lease	Operating Lease
2023	$3,085	$1,593
2024	3,101	1,572
2025	3,166	1,462
2026	3,197	1,469
2027	3,190	1,504
2028 and thereafter	10,920	2,639
Total lease payments	26,659	10,239
Less: imputed interest	(4,102)	(1,549)
Present value of lease liabilities	$22,557	$8,690

Note 9. Property and Equipment

Property and equipment, net consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Land	$2,582	$2,582
Building	9,599	10,141
Software in progress	6,884	—
Computer hardware and software	8,851	7,204
Office furniture and equipment	1,381	1,355
Tenant and leasehold improvements	10,485	8,255
Vehicle fleet	594	720
Total, at cost	40,376	30,257
Less: accumulated depreciation and amortization	(14,647)	(12,831)
Property and equipment, net	$25,729	$17,426

Through December 31, 2022, the Company had invested approximately $6.9 million for software development and implementation services for a new policy, billing and claims system for which one component is anticipated to be completed and placed in service during the third quarter of 2023 with the remaining components anticipated to be placed in service in early 2024.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $2.0 million, $2.1 million, $1.6 million, respectively. The Company’s own real estate consists of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
2023	$3,000
2024	2,751
2025	2,466
2026	2,518
2027	2,569
2028 and Thereafter	14,571
Total	$27,874

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

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the year ended December 31, 2022, 2021 and 2020 the Company allocated ceding commission income of $46.5 million, $47.1 million and $43.0 million to policy acquisition costs and $15.4 million, $15.6 million and $14.1 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning balance of deferred ceding commission income	$40,405	$39,995	$37,464
Ceding commission deferred	$64,201	63,131	59,664
Less: ceding commission earned	$(61,848)	(62,721)	(57,134)
Ending balance of deferred ceding commission income	$42,757	$40,405	$39,995

Deferred ceding commission income is included in Other Liabilities in the Company's consolidated financial statements.

Note 11. Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Beginning Balance	$93,881	$89,265	$77,211
Policy acquisition costs deferred	$202,793	193,106	171,275
Amortization	$(197,057)	(188,490)	(159,220)
Ending Balance	$99,617	$93,881	$89,265

Note 12. Reinsurance

Overview

Reinsurance

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2021 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). We also sponsored catastrophe bonds in 2022 through Citrus Re Ltd. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

2022-2023 Reinsurance Towers by Region

The following graphics depict our reinsurance program structure for the 2022-2023 hurricane season by region.

Millions
$1,220.3	Layer 4 FL/SE 100% of $100M xs $550M 1@100%
$1,120.3
Layer 3 100% of $160M xs $390M 1@100%
$960.3
$910.6
FHCF Layer 90% of $633.7M xs $276.9M ($570.3M)

$276.9
Layer 2 100% of $250M xs $140M 1@100%
$140.0	Layer 1 100% of $100M xs $40M 1@100%

$40.0	Retention

FL 1st Event

Millions
$1,220.0	Northeast Only 72.97% of $370M xs $850M 1@100%	Northeast Only Bond 27.03% of $370M xs $850M

$850.0		Multi-Zonal 100% of $300M xs $550M 1@100%

$550.0		Layer 3 100% of $160M xs $390M 1@100%

$390.0		Layer 2 100% of $250M xs $140M 1@100%

$140.0		Layer 1 100% of $100M xs $40M 1@100%

$40.0		Retention

$20.0		Net Quota Share 50% of $20M

NE 1st Event

Millions
$780.0	HI Only 100% of $90M xs $690M 1@100%

$690.0	Multi-Zonal 100% of $300M xs $390M 1@100%

$390.0	Layer 2 100% of $250M xs $140M 1@100%

$140.0	Layer 1 100% of $100M xs $40M 1@100%

$40.0	Retention

HI 1st Event

* xs = in excess

2022-2023 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2022, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re Ltd (“Osprey”), the Company’s captive reinsurer. The FHCF covers Florida risks only and the Company elected to participate at 90% for the 2022 hurricane season. Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re is fully collateralized.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2022-2023 reinsurance program provides first event coverage up to $1.2 billion for Heritage P&C, first event coverage up to $1.2 billion for NBIC, and first event coverage up to $780.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $35.0 million would be ceded to Osprey; NBIC – $30.0 million of which $30 million would be ceded to Osprey in a shared contract with Zephyr; and Zephyr – $40 million, of which $30 million would be ceded to Osprey in a shared contract with NBIC.

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

The Company placed an aggregate contract for the Company’s business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 1, 2022, expiring March 31, 2023. The limit on the contract is $20.0 million with an aggregate retention of $21.0 million, with a $21.0 million per occurrence cap, and a $2.0 million franchise deductible.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2022 ceding 41.0% of the net premiums and losses and 16% of the prior year quota share is in run off.

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

General Excess of Loss

The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2022 through June 30, 2023, the coverage is $2.75 million excess $750,000 for property losses and $1.25 million excess $750,000 for casualty losses.

In addition, the Company purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

For a discussion of 2021-2022 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” further “Note 12. Reinsurance” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 14, 2022.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,275,031	$1,208,824	$1,318,001
Ceded	(612,863)	(571,759)	(816,839)
Net	$662,168	$637,065	$501,162

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,164,879	$1,144,162	$625,748
Ceded	(553,147)	(533,091)	(198,378)
Net	$611,732	$611,071	$427,370

	For the Year Ended December 31, 2020
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,080,100	$996,842	$609,593
Ceded	(473,836)	(452,120)	(236,206)
Net	$606,264	$544,722	$373,387

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of period	$590,166	$659,341	$613,533
Less: reinsurance recoverable on unpaid losses	301,757	397,688	393,630
Net balance, beginning of period	288,409	261,653	219,903
Incurred related to:
Current year	497,428	430,907	392,976
Prior years	3,734	(3,537)	(19,589)
Total incurred	501,162	427,370	373,387
Paid related to:
Current year	267,319	247,903	228,394
Prior years	150,126	152,711	103,243
Total paid	417,445	400,614	331,637
Net balance, end of period	372,126	288,409	261,653
Plus: reinsurance recoverable on unpaid losses	759,681	301,757	397,688
Balance, end of period	$1,131,807	$590,166	$659,341

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company’s losses incurred for the year ended December 31, 2022, reflect adverse development of $3.7 million and for the years ended December 31, 2021 and 2020 reflect prior year favorable development of $3.5 million and $19.6 million, respectively, associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as cumulative claim payments and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

The information by accident year is presented as required supplementary information and are unaudited.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2013 & prior	2014	2015	2016	2017	2018	2019	2020	2021	2022	Net IBNR Reserves	Reported Claims
2013 & prior	$166,922	$169,325	$169,462	$168,497	$169,008	$168,824	$169,192	$169,266	$169,318	$169,542	$48	66,479
2014		118,991	114,899	113,847	114,984	115,838	115,234	115,409	115,708	115,572	103	18,506
2015			179,255	197,744	203,792	205,164	206,011	205,437	204,961	204,944	526	26,130
2016				237,207	242,611	250,990	250,235	250,067	250,482	249,315	1,482	27,633
2017					189,163	195,240	192,749	194,618	195,602	211,386	15,657	73,350
2018						199,565	193,672	192,474	198,064	207,569	4,155	34,481
2019							258,876	231,545	230,691	237,250	8,878	26,362
2020								370,058	362,108	372,212	25,904	39,812
2021									388,949	357,677	43,281	33,015
2022										447,827	172,917	38,117
									Total	$2,573,293	$272,951

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2013 & prior	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013 & prior	$137,094	$153,466	$159,682	$162,009	$164,448	$166,456	$167,666	$168,924	$169,084	$169,452
2014		68,732	95,076	101,456	108,509	112,518	113,609	113,975	114,898	115,179
2015			103,918	162,654	181,672	192,967	197,524	199,600	201,495	202,848
2016				132,679	211,512	233,540	238,868	241,875	244,820	246,826
2017					103,148	169,743	178,622	184,313	188,928	194,079
2018						84,552	152,592	170,301	187,386	199,007
2019							124,664	185,667	207,714	222,246
2020								210,548	311,539	336,574
2021									213,830	300,731
2022										226,505
									Total	$2,213,447

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$359,846
Reinsurance recoverable on unpaid losses	759,681
Unpaid Unallocated Loss Adjustment Expense	12,280
Unpaid losses and loss adjustment expenses	$1,131,807

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2022 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	55%	29%	7%	4%	2%	3%

Note 14. Long-Term Debt

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

Holders of the Convertible Notes had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company directed the trustee to cancel the Convertible Notes tendered. Prior to this transaction, the outstanding balance as of July 31, 2022 of non-affiliated Convertible Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company used $10.0 million from its revolving credit facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

In January 2022, the Company reacquired and retired $11.7 million of its outstanding Convertible Notes. Payment was made in cash and the Convertible Notes were retired at the time of repurchase. In addition, the Company expensed $242,700 which represents the proportionate amount of the unamortized issuance and debt discount costs associated with this repurchase.

As of December 31, 2022, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the year ended December 31, 2022, the Company made interest payments, net of affiliated Convertible Notes of approximately $1.4 million, on the outstanding Convertible Notes.

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

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For each of the respective years ended December 31, 2022 and 2021, the Company made principal and interest payments of $892,850 on the mortgage loan, respectively.

Senior Secured Credit Facility

The Company is party to a credit agreement dated as of December 14, 2018 (as amended from time to time, the “Credit Agreement”) with a syndicate of lenders.

On November 7, 2022, the Company and its subsidiary guarantors entered into an amendment to the Credit Agreement (the “Seventh Amendment”) to, among other things, (1) decrease the Revolving Credit Facility (defined below) commitments from $75 million to $50 million, (2) establish a new $25 million Term Loan Facility (defined below) to refinance loans outstanding under the existing Revolving Credit Facility and to pay fees, costs and expenses related thereto, (3) reduce, from $50 million to $25 million, the aggregate amount of potential future increases to the Revolving Credit Facility commitments and/or Term Loan Facility commitments, (4) modify the amortization of the existing term loan facility and new term loan facility to 10% per annum, paid quarterly, and (5) increase the applicable margin for loans under the Credit Agreement to a range from 2.75% to 3.25% per annum for SOFR loans (plus a 0.10% credit adjustment spread) and based on a leverage ratio (an increase from the prior range of 2.50% to 3.00%).

The Seventh Amendment also modified certain financial covenants in the Credit Agreement which may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement. Specifically, starting in the first quarter of 2023, the Seventh Amendment amended certain financial covenants as follows: (1) require additional leverage ratios under the Consolidated Leverage Ratio covenant (as defined in the Credit Agreement) after the initial step down to 2.50x in the second quarter of 2023 not to exceed 2.25x as of the second quarter of 2024 and 2.00x as of the second quarter of 2025, (2) apply all (A) Restricted Payments (as defined in the Credit Agreement) and (B) fee forgiveness & other capital contributions to the Company’s regulated insurance companies that are not a party to the Credit Agreement that exceed $38 million, when calculating (i) Consolidated Tangible Net Worth (as defined in the Credit Agreement) which is required to be not less than $100 million plus 50% of positive quarterly net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions and (ii) Consolidated Fixed Charge Ratio (as defined in the Credit Agreement) which is required to be 1.20x. The Seventh Amendment also (A) eliminated the current $10 million basket available to the Company to pay dividends to its shareholders or to repurchase its securities, (B) provides for a dividend of up to $2 million in the fourth quarter of 2024 under certain conditions and (C) restricts future dividends based on maintenance of certain financial ratios, including Consolidated Tangible Net Worth. As a result, going forward, dividends and stock repurchases may be limited or restricted entirely and the Company’s ability to contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement may be limited.

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

Term Loan Facility. As amended by the Seventh Amendment, the principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2022, there was $89.1 million in aggregate principal outstanding under the Term Loan Facility and as of December 31, 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10.0 million in aggregate principal outstanding under the Revolving Credit Facility.

For the year ended December 31, 2022, the Company made principal and interest payments of approximately $5.0 million and $2.3 million, respectively and for the comparable year of 2021, the Company made principal and interest payments of approximately $4.7 million and $2.0 million on the Term Loan Facility, respectively.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and a $31.8 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to the Seventh Amendment, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million. At December 31, 2022, the Company had $32.6 million letters of credit outstanding under the Revolving Credit Facility. At January 31, 2023, $22.6 million letters of credit were terminated and there remained a letter of credit in the amount of $10 million.

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

At December 31, 2022, the effective interest rate on for the Term Loan Facility and Revolving Credit Facility was 7.317% and 7.423%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a fixed interest rate 3.094% cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta, with a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required securities be pledged as collateral. As of December 31, 2022, the fair value of the collateralized securities was $24.2 million and the equity investment in FHLB common stock was valued at $1.5 million. As of December 31, 2022 and 2021, the Company made quarterly interest payments of approximately $601,000 and $604,000 per the terms of the agreement, respectively. As of December 31, 2022, and December 31, 2021, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston carried at $319,100 and $215,900, respectively.

The following table summarizes the Company’s long-term debt:

	December 31, 2022	December 31, 2021
	(in thousands)
Convertible debt	$885	$23,413
Mortgage loan	11,199	11,521
Credit loan facility	89,125	69,125
Revolving credit facility	10,000	—
FHLB loan agreement	19,200	19,200
Total principal amount	$130,409	$123,259
Deferred finance costs	$1,466	$2,502
Total long-term debt	$128,943	$120,757

As of the date of this report, we were in compliance with the applicable terms of all our covenants and other requirements under the Credit Agreement, Convertible Notes, cash borrowings and other loans. Our ability to secure future debt financing depend, in part, on our ability to remain in such compliance. The covenants in the Credit Agreement may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that we are subject to with respect to our long-term debt.

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2023	$29,039
2024	9,854
2025	9,874
2026	71,018
2027	414
Thereafter	10,210
Total principal payments	$130,409

Note 15. Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Federal:
Current	$(1,196)	$3,015	$(14,863)
Deferred	(9,714)	(5,872)	6,859
Benefit for Federal income tax	(10,910)	(2,857)	(8,004)
State:
Current	592	1,634	1,501
Deferred	(1,489)	(84)	(610)
(Benefit)/Provision for State income tax expense	(897)	1,550	891
Benefit for income taxes	$(11,807)	$(1,307)	$(7,113)

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Expected income tax expense at federal rate	21.0%	21.0%	21.0%
State tax expense	1.0%	(1.0)%	25.9%
Permanent items	(0.3)%	(0.5)%	16.0%
Goodwill impairment	(10.6)%	(16.7)%	0.0%
Non-deductible stock compensation	(0.1)%	(0.2)%	22.4%
Tax exempt interest	0.1%	0.1%	(18.4)%
Executive compensation 162(m)	(0.2)%	(0.2)%	20.3%
Political contributions	0.0%	(0.2)%	6.2%
Tax rate change	0.0%	(0.5)%	(409.1)%
Valuation allowance	(3.8)%	0.0%	0.0%
Other	0.0%	0.0%	(5.6)%
Reported income tax expense	7.11%	1.7%	(321.3)%

The effective tax rates for 2022 and 2021 were impacted by non-deductible goodwill impairment of $92.0 million recognized during the second quarter of 2022 and $60.5 million during fourth quarter of 2021. Furthermore, the 2022 effective tax rate was impacted by the recognition of a $6.4 million valuation allowance related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey Re. The Company may only realize those net deferred tax assets to the extent Osprey Re generates future taxable income.

Additionally, the effective tax rates were affected by various permanent tax differences, including disallowed executive compensation deductions which were further limited in 2017 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The effective tax rate for 2020 benefitted from a tax rate change related to a carryback of a tax net operating loss, which was carried back five years under The Coronavirus Aid, Relief, and Economic Security (CARES) Act.

On March 27, 2020, former President Trump signed into law the CARES Act to mitigate the economic impacts of the COVID-19 crisis. The CARES Act amended the law for net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021. Net operating losses generated by a corporation during these taxable years are allowed a five-year carryback period. As the Company had a 2020 tax net operating loss, the Company’s 2020 rate reconciliation reflects the favorable $7.1 million tax benefit from carrying back tax losses to years for which the statutory rate was 35%.

•
Enactment of the Inflation Reduction Act of 2022

The Inflation Reduction Act of 2022 (Tax Act) was enacted on August 16, 2022. Along with other changes, the Tax Act created a new corporate alternative minimum tax (AMT) for certain corporations based on 15% of adjusted financial statement income for the taxable year. The Company does not meet the requirements to be subject to the AMT for 2023. In addition, the Tax Act imposes a 1% excise tax on corporate stock repurchases. The effective date of these two provisions was January 1, 2023.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of December 31, 2022 and 2021 were as follows:

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:	(in thousands)
Unearned premiums	$17,060	$15,805
Unearned commission	10,053	9,459
Net operating loss	1,189	1,222
Tax-related discount on loss reserve	4,902	3,872
Stock-based compensation	297	84
Accrued expenses	1,016	1,182
Leases	885	792
Unrealized losses	16,987	1,913
Dual Consolidated loss limitation	9,740	—
Other	238	472
Total deferred tax asset	62,367	34,801
Valuation allowance	(6,376)	—
Adjusted deferred tax asset	55,991	34,801
Deferred tax liabilities:
Deferred acquisition costs	$23,420	$21,977
Prepaid expenses	180	177
Property and equipment	2,200	1,504
Note discount	290	187
Basis in purchased investments	28	34
Basis in purchased intangibles	11,178	14,550
Internal revenue code 481(a)	—	4,416
Other	1,854	1,382
Total deferred tax liabilities	39,150	44,227
Net deferred tax assets (liabilities)	$16,841	$(9,426)

The Company had no capital loss carryforward as of December 31, 2022.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2022, the Company recorded a $6.4 million valuation allowance related to a portion of its deferred tax inventory related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey Re. The Company may only realize those net deferred tax assets to the extent Osprey Re generates future taxable income.

As of December 31, 2022, the Company has a gross operating loss carryforward for federal and state income tax purposes of $0 and $27.4 million, respectively, which will expire between 2040 and 2042. The statute of limitations related to our federal and state income tax returns remains open from our filings for 2019 through 2021. There are currently no tax years under examination.

As of December 31, 2022, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

Our reinsurance affiliate, Osprey Re, Ltd., which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

As of December 31, 2022, the Company had no uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which report under the statutory-basis of accounting which differs from GAAP, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory-basis net loss of $33.3 million and $38.3 million for the years ended December 31, 2022 and 2021, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain statutory-basis capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain statutory-basis capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $276.3 million at December 31, 2022. The combined statutory-basis surplus for Heritage P&C, NBIC, and Zephyr was $302.1 million at December 31, 2021. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2022, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

The legislatures of the states of domicile of our insurance affiliates have adopted the National Association of Insurance Commissioners (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the law permits the state insurance regulators to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures regarding enterprise risk, which are satisfied by the provision of related information filed with the SEC.

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

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $4.3 million and $6.8 million for the years ended December 31, 2022 and 2021.

Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory-basis surplus to fall below minimum risk-based capital requirements.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2022 and 2021.

Governmental agencies or certain quasi-governmental entities can levy assessments upon the Company in the states in which the Company writes policies. Refer to Note 1 “Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices” to these consolidated financial statements for further information for a description of how the Company recovers assessments imposed upon it. Governmental agencies or certain quasi-governmental entities can also levy assessments upon policyholders, and the Company collects the amount of the assessments from policyholders as surcharges for the benefit of the assessing agency. There are currently assessments being collected from policyholders and remitted to governmental or quasi-governmental entities. If an assessment becomes levied the Company would multiply the premium written on each policy by these assessment percentages to determine the additional amount that it will collect from the policyholder and remit to the assessing agencies.

The Company reported its insurance subsidiaries’ assets, liabilities and results of operations in accordance with GAAP, which varies from statutory-basis accounting principles prescribed or permitted by state laws and regulations, as well as by general industry practices.

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3A Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to meet and maintain certain minimum levels of solvency and liquidity. Each year Osprey is required to file with the Bermuda Monetary Authority (the “Authority”) a Capital and Solvency Return, Statutory Financial Return and Audited Financial Statements within four months of its relevant financial year end. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2022. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

Note 18. Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2022 and 2021:

Description	December 31, 2022	December 31, 2021
	(in thousands)
Deferred ceding commission	42,758	$40,406
Accounts payable and other payables	17,660	10,086
Accrued dividends	72	1,634
Accrued interest and issuance costs	733	735
Other liabilities	229	195
Premium tax	1,001	871
Commission payables	17,558	17,598
Total other liabilities	$80,010	$71,525

Note 19. Accrued Bonus Compensation

For the year ended December 31, 2022, the Company recognized bonus expense of $2.1 million, of which $2.0 million remains unpaid. For the year ended December 31, 2021, the Company recognized employee bonus compensation expense in aggregate of $3.4 million, of which $3.0 million was unpaid until 2022.

Note 20. Related Party Transactions

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2022, 2021 and 2020, the Company paid agency commission to Comegys of approximately $572,600, $843,180 and $1.0 million, respectively.

Note 21. Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2022, 2021 and 2020, the contributions made to the plan on behalf of the participating employees were approximately $1.3 million, $1.3 million and $1.2 million, respectively.

Effective September 1, 2021, the Company terminated its self-insured healthcare plan and enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the years ended December 31, 2022, 2021 and 2020, the Company incurred medical costs of $4.9 million, $3.5 million and $4.1 million, respectively. As of

December 31, 2022 and 2021, the Company had $221,386 and $422,800 of liability from the Company’s legacy self-insured healthcare plan. The current healthcare plan is fully insured.

Note 22. Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2022, the Company had 25,539,433 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 648,493 shares of unvested shares of restricted common stock issued reflecting total paid-in capital of $334.7 million as of such date.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended the Company’s existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. As of December 31, 2021, the Company repurchased in aggregate 1,256,898 shares of its common stock under its repurchase program for $8.2 million. The stock purchase program expired on December 31, 2022.

On December 19, 2021, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2021, for the purpose of repurchasing up to an aggregate of $25.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2022. As of December 31, 2022, the Company repurchased in aggregate 1,694,937 shares of its common stock under its repurchase program for $7.3 million. The stock purchase program expired on December 31, 2022.

On December 15, 2022, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2022, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2023 (the "New Share Repurchase Plan").

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

Note 23. Stock-Based Compensation

Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., Omnibus Incentive Plan (the “Plan”) effective on May 22, 2014. The Plan authorized 2,981,737 shares of common stock for issuance under the Plan for future grants.

At December 31, 2022, there were 386,603 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

The Company has granted shares of its common stock subject to certain restrictions under the Plan. Restricted stock awards granted to employee’s vest in equal installments generally over a three to five year period from the grant date subject to the recipient’s continued employment. The fair value of restricted stock awards is estimated by the market price at the date of grant and amortized on a straight-line basis to expense over the period of vesting. Recipients of restricted stock awards granted prior to 2021 have the right to receive dividends; dividends accrue but are not paid until vesting for recipients of restricted stock awards granted 2021 and thereafter.

Effective January 1, 2022, the Board of Directors approved the recommendations made by the Compensation Committee to revise the non-employee director compensation policy to provide that: (i) each non‐employee director of the Company is entitled to an annual cash fee of $125,000, payable quarterly; (ii) each member of a committee of the Board is entitled to an additional annual cash fee of $2,500; (iii) each chair of a committee of the Board is entitled to an additional $5,000 annual cash fee; (iv) the chair of the Board, to the extent the chair is a non‐employee director, is entitled to an additional annual cash fee of $20,000; and (v) each non‐employee director of the Company is granted annually a number of shares of restricted stock with a value equal to $40,000 at the date of issuance, a grant date of the date of the annual meeting of stockholders of the Company and which restricted stock will vest on the earlier of the one‐year anniversary of the date of issuance and the day immediately prior to the date of the following year’s annual meeting of stockholders of the Company.

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

In January 2022, the Company awarded to non-employee directors in aggregate 21,768 shares of restricted stock with a fair value at the time of grant of $5.88 per share which were to vest on the date of the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 23, 2022, at which time the restricted stock was effectively vested.

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

Restricted stock activity for the three years ended December 31, 2022, 2021 and 2020 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2019	345,534	$19.56
Granted	15,000	10.68
Vested	(13,044)	13.17
Canceled and surrendered	(247,223)	9.49
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	174,689	9.45
Granted - Time-based restricted stock	80,104	9.68
Vested	(43,711)	9.61
Canceled and surrendered	(28,257)	10.69
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	240,107	5.18
Vested	(90,458)	4.81
Canceled and surrendered	(40,693)	4.40
Non-vested, at December 31, 2022	648,493	$7.38

Awards are being amortized to expense over a one to five year vesting period. The Company recognized $2.0 million, $1.2 million and $4.7 million of compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2022, the Company granted in aggregate 484,130, net of 12,422 canceled shares of time-based and performance-based restricted stock. During the year ended December 31, 2022, 96,961 shares of restricted stock were vested and released. Of the stock released to employees, 28,271 shares were withheld to cover withholding taxes of $94,000. During the year ended December 31, 2021, the Company granted in aggregate 254,793 shares of time-based and performance-based restricted stock. During the year ended December 31, 2021, 71,968 shares of restricted stock were vested and released. Of the stock released to employees, 28,257 shares were withheld to cover withholding taxes of $231,000. During the year ended December 31, 2020, 260,267 shares of restricted stock were vested and released. Of the stock released to employees, 247,223 shares were withheld by the Company to cover withholding taxes of $2.4 million.

At December 31, 2022, there was approximately $926,640 unrecognized expense related to time-based unvested restricted stock and an additional $1.1 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2021, there was $2.0 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at December 31, 2022 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 12, 2018	25,000	16.35	0.0
January 4, 2021	111,857	10.43	1.2
April 13, 2021	32,681	10.71	1.2
October 18, 2021	56,853	6.89	1.2
March 3, 2022	12,727	5.50	2.2
March 16, 2022	322,421	6.72	2.2
June 23, 2022	86,954	3.22	0.5
	648,493

Note 24. Selected Quarterly Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$152,929	$158,271	$159,693	$166,171
Investment income	$2,000	$2,163	$2,887	$4,927
Total revenues	$158,608	$163,770	$165,493	$174,589
Total operating expenses(1)	$198,019	$249,322	$212,801	$159,679
Operating (loss) income	$(39,411)	$(85,552)	$(47,308)	$14,908
Net (loss) income	$(30,759)	$(87,866)	$(48,240)	$12,501
Basic net (loss) income per share	$(1.15)	$(3.32)	$(1.83)	$0.49
Diluted net (loss) income per share	$(1.15)	$(3.32)	$(1.83)	$0.48

For the year ended December 31, 2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$142,199	$146,499	$162,445	$159,928
Investment income	$1,293	$956	$1,548	$1,855
Total revenues	$147,243	$150,197	$167,408	$166,712
Total operating expenses(1)	$153,075	$154,187	$182,785	$209,578
Operating (loss) income	$(5,832)	$(3,990)	$(15,377)	$(42,865)
Net (loss) income	$(5,148)	$(3,950)	$(16,410)	$(49,218)
Basic net (loss) income per share	$(0.19)	$(0.14)	$(0.59)	$(1.79)
Diluted net (loss) income per share	$(0.19)	$(0.14)	$(0.59)	$(1.79)

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

(1)
The second quarter of 2022 and the fourth quarter of 2021 results include a $92.0 million and $60.5 million impairment of goodwill, respectively. Refer to Note 3 “Goodwill and Other Intangible Assets” to these consolidated financial statements for further information on our 2022 and 2021 goodwill impairment charge.

Note 25. Subsequent Events

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of December 31, 2022.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

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

10.27

Sixth Amendment to Credit Agreement, dated May 4, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 9, 2022)

10.28

Seventh Amendment to Credit Agreement, dated November 7, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 9, 2022)

10.29*

Eighth Amendment to Credit Agreement, dated February 8, 2023, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent

21*	Subsidiaries of the Registrant *

23.1*	Consent of Plante Moran, PLLC *

24.1	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 13, 2023	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
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

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 13, 2023
/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 13, 2023
/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer)	March 13, 2023
/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 13, 2023

/s/ IRINI BARLAS
Irini Barlas	Director	March 13, 2023

/s/ MARK BERSET
Mark Berset	Director	March 13, 2023

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 13, 2023

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 13, 2023

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 13, 2023

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2022	2021
	(in thousands)
ASSETS
Cash and cash equivalents	$1,109	$6,404
Investment in and advances to subsidiaries	269,325	484,096
Other assets	7,207	4,728
Total Assets	$277,641	$495,228
LIABILITIES
Other liabilities	$146,602	$152,177
Total Liabilities	$146,602	$152,177
STOCKHOLDERS' EQUITY
Common stock	$3	$3
Paid-in-capital	334,711	332,797
Treasury	(130,900)	(123,557)
Accumulated other comprehensive income	(53,585)	(4,573)
Retained earnings	(19,190)	138,381
Total Stockholders' Equity	$131,039	$343,051
Total Liabilities and Stockholders' Equity	$277,641	$495,228

Condensed Statement of Operations

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$589	$1,511	$5,717
Total revenue	589	1,511	5,717
Expenses:
General and administrative expense	6,671	10,498	13,021
Amortization of debt issuance cost	1,449	2,500	2,128
Interest expense, net	7,471	5,895	7,769
Total expenses	$15,591	$18,893	$22,918
Loss before income taxes and equity in net income of subsidiaries	(15,002)	(17,382)	(17,201)
Benefit from income taxes	(3,147)	(3,526)	(3,425)
Loss before equity in net income of subsidiaries	(11,855)	(13,856)	(13,776)
Equity in net income of subsidiaries	(142,508)	(60,871)	23,102
Consolidated net (loss) income	$(154,363)	$(74,727)	$9,326

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
Cash flows from operating activities:	2022	2021	2020
	(in thousands)
Net loss	$(11,854)	$(13,856)	$(13,776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,008	1,161	4,683
Net realized gains	—	—	—
Amortization of debt issuance cost	1,448	1,657	—
Impairment on other investments	—	1,157	—
Deferred income taxes	474	(69)	(343)
Changes in operating assets and liabilities
Prepaid	8	1,160	317
Income taxes payable	(14,674)	10,764	(8,585)
Accrued interest on debt	—	306	400
Other assets	332	(2,100)	(2,448)
Dividends payable	(1,562)	(36)	(80)
Other liabilities	170	(416)	460
Net cash used in operating activities	$(23,651)	$(271)	$(19,372)
Investing Activities:
Dividends received from subsidiaries	32,200	41,138	47,256
Investments and advances to subsidiaries	(8,948)	(22,189)	(5,872)
Net cash provided by investing activities	23,252	18,949	41,385
Financing Activities:
Mortgage loan payments	(322)	(613)	(290)
Draw from credit facility	35,000	—	—
Repurchase of convertible notes	(22,529)	—	—
Repayment of long-term debt	(6,400)	(2,430)	(9,375)
Shares tendered for income tax withholdings	(94)	(231)	(2,384)
Purchase of treasury stock	(7,343)	(8,192)	(9,997)
Dividends paid	(3,208)	(6,673)	(6,772)
Net cash used in financing activities	(4,896)	(18,139)	(28,818)
(Decrease) increase in cash and cash equivalents	(5,295)	539	(6,806)
Cash and cash equivalents, beginning of period	6,404	5,865	12,671
Cash and cash equivalents, end of year	$1,109	$6,404	$5,865

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)
Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Tampa, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance for single-family homeowners and condominium owners, and rental property insurance in the states of Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We also provide commercial residential insurance for properties in Florida, New Jersey, and New York and are also licensed in the state of Pennsylvania. In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and may sponsor catastrophe bonds issued by Citrus Re Ltd.

The accompanying condensed financial statements included the activity of Heritage and the equity basis of its consolidated subsidiaries. Accordingly, these condensed financial statements have been presented for the parent company only. These condensed financial statements should be read in conjunction with the consolidated financial statements and related notes of Heritage Insurance and subsidiaries set forth in Part II, Item 8 Financial Statements and Supplemental Data of this Annual Report.
In applying the equity method to our consolidated subsidiaries, we record the investment at cost and subsequently adjust for additional capital contributions, distributions and proportionate share of earnings or losses.

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2022 and 2021.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2022
Allowance for doubtful accounts	$451	—	—	—	$451
Year ended December 31, 2021
Allowance for doubtful accounts	$451	—	—	—	$451

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
	(in thousands)
2022	$1,131,807	$497,428	$3,734	$417,445	$11,977
2021	$590,166	$430,907	$(3,537)	$400,614	$5,652
2020	$659,341	$392,976	$(19,589)	$331,637	$12,302

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2022	$99,617	$197,057	$662,168	$637,065	$656,641
2021	$93,881	$188,490	$611,732	$611,071	$590,419
2020	$89,265	$159,220	$606,264	$544,722	$569,618

Report of Independent Registered Public Accounting Firm

on Supplemental Information

To the Board of Directors and Stockholders

Heritage Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Heritage Insurance Holdings, Inc. (the “Company”) as of and for the year ended December 31, 2022 and issued our report thereon dated March 13, 2023, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

Denver, Colorado

March 13, 2023