Form 10-Q
period 2023-03-31
Heritage Insurance Holdings, Inc.
filed 2023-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 2, 2023 was 26,469,720.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; statements concerning projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (iv) statements of management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (v) projections of revenue, earnings, capital structure, reserves and other financial items; (vi) assumptions underlying our critical accounting policies and estimates; (vii) assumptions underlying statements regarding us and our business; (viii) statements regarding the impact of legislation; (ix) expectations regarding claims and related expenses, and our reinsurers’ obligations; (x) beliefs regarding pending legal proceedings and their effect on our financial position; and (xi) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2022 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $671,018 and $705,548)	$613,176	$635,572
Equity securities, at fair value, (cost $1,495 and $1,514)	1,495	1,514
Other investments, net	14,283	16,484
Total investments	628,954	653,570
Cash and cash equivalents	329,965	280,881
Restricted cash	6,699	6,691
Accrued investment income	3,536	3,817
Premiums receivable, net	80,775	92,749
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197 and $45	681,844	805,059
Prepaid reinsurance premiums	188,760	306,977
Income tax receivable	4,264	12,118
Deferred income tax asset, net	17,962	16,841
Deferred policy acquisition costs, net	98,035	99,617
Property and equipment, net	27,603	25,729
Right-of-use lease asset, finance	19,490	20,132
Right-of-use lease asset, operating	7,563	7,335
Intangibles, net	47,987	49,575
Other assets	15,344	11,509
Total Assets	$2,158,781	$2,392,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$980,992	$1,131,807
Unearned premiums	649,864	656,641
Reinsurance payable	95,900	199,803
Long-term debt, net	126,700	128,943
Advance premiums	39,642	26,516
Accrued compensation	5,349	6,594
Lease liability, finance	22,012	22,557
Lease liability, operating	8,890	8,690
Accounts payable and other liabilities	74,708	80,010
Total Liabilities	$2,004,057	$2,261,561

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 37,790,425 shares issued and 25,558,751 outstanding at March 31, 2023 and 37,796,107 shares issued and 25,539,433 outstanding at December 31, 2022	3	3
Additional paid-in capital	335,098	334,711
Accumulated other comprehensive loss, net of taxes	(44,295)	(53,585)
Treasury stock, at cost, 12,231,674 shares at each March 31, 2023 and December 31, 2022	(130,900)	(130,900)
Retained deficit	(5,182)	(19,190)
Total Stockholders' Equity	154,724	131,039
Total Liabilities and Stockholders' Equity	$2,158,781	$2,392,600

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2023	2022
REVENUES:
Gross premiums written	$310,309	$283,196
Change in gross unearned premiums	6,713	4,172
Gross premiums earned	317,022	287,368
Ceded premiums	(150,993)	(134,439)
Net premiums earned	166,029	152,929
Net investment income	5,582	2,000
Net realized gains (losses)	1,898	(16)
Other revenue	3,412	3,695
Total revenues	176,921	158,608
EXPENSES:
Losses and loss adjustment expenses	97,452	140,038
Policy acquisition costs, net of ceding commission income (1)	40,324	38,257
General and administrative expenses, net of ceding commission income(2)	19,054	19,724
Total expenses	156,830	198,019
Operating income (loss)	20,091	(39,411)
Interest expense, net	2,881	1,972
Income (loss) before income taxes	17,210	(41,383)
Provision (benefit) for income taxes	3,202	(10,624)
Net income (loss)	$14,008	$(30,759)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on investments	12,143	(31,770)
Reclassification adjustment for net realized investment losses	2	16
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,855)	7,433
Total comprehensive income (loss)	$23,298	$(55,080)
Weighted average shares outstanding
Basic	25,558,305	26,787,379
Diluted	25,617,568	26,787,379
Earnings (loss) per share
Basic	$0.55	$(1.15)
Diluted	$0.55	$(1.15)

(1)
Policy acquisition costs includes $12.9 million and $11.7 million of ceding commission income for the three months ended March 31, 2023 and 2022, respectively.
(2)
General and administration includes $4.3 million and $3.9 million of ceding commission income for the three months ended March 31, 2023 and 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net Income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$14,008	$(30,759)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	395	505
Bond amortization and accretion	(279)	910
Amortization of original issuance discount on debt	117	521
Depreciation and amortization	2,127	2,047
Allowance for bad debt	27	(14)
Expected credit allowance on reinsurance	152	—
Net realized investment gains	(1,898)	16
Deferred income taxes	(3,976)	(14,444)
Changes in operating assets and liabilities:
Accrued investment income	281	(123)
Premiums receivable, net	11,947	(2,573)
Prepaid reinsurance premiums	118,217	87,308
Reinsurance recoverable on paid and unpaid claims	123,063	(19,388)
Income taxes receivable	7,854	10,374
Deferred policy acquisition costs, net	1,582	3,240
Right of use leased asset	414	790
Other assets	(3,835)	(1,042)
Unpaid losses and loss adjustment expenses	(150,815)	(1,746)
Unearned premiums	(6,777)	(4,183)
Reinsurance payable	(103,903)	(75,510)
Accrued interest	(87)	(342)
Accrued compensation	(1,245)	(2,244)
Advance premiums	13,126	14,663
Operating lease liabilities	(345)	(697)
Other liabilities	(5,204)	(6,515)
Net cash provided by (used in) operating activities	14,946	(39,206)
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	145,070	22,132
Fixed maturity securities purchases	(110,251)	(58,969)
Sale on other investments and return of capital	4,119	9,368
Equity securities reinvestments of dividends	—	(2)
Software in progress	(2,376)	—
Cost of property and equipment acquired	(37)	(177)
Net cash provided by (used in) investing activities	36,525	(27,648)
FINANCING ACTIVITIES
Repayment of term note	(2,375)	(875)
Mortgage loan adjustments (payments)	15	(81)
Draw from revolver	—	15,000
Repurchase of convertible notes	—	(11,633)
Purchase of treasury stock	—	(5,000)
Tax withholdings on share-based compensation awards	(8)	(89)
Dividends paid	(11)	(1,634)
Net cash used in financing activities	(2,379)	(4,312)
Increase (decrease) in cash, cash equivalents, and restricted cash	49,092	(71,166)
Cash, cash equivalents and restricted cash, beginning of period	287,572	364,752
Cash, cash equivalents and restricted cash, end of period	$336,664	$293,586
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes (refund) paid	$(676)	$—
Interest paid	$2,376	$1,578

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$329,965	$280,881
Restricted cash	6,699	6,691
Total	$336,664	$287,572

Restricted cash primarily represents funds held to meet regulatory requirements in certain states in which the Company operates.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 13, 2023 (the “2022 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to the condensed consolidated financial statements contained in the Company’s 2022 Form 10-K.

Accounting Pronouncements not yet adopted

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements contained in the Company’s 2022 Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.

No other new accounting pronouncements issued, but not yet adopted, have had, or are expected to have, a material impact on the Company’s results of operations or financial position.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

March 31, 2023	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$104,455	$62	$3,071	$101,446
States, municipalities and political subdivisions	102,209	—	10,604	91,605
Special revenue	281,872	12	28,823	253,061
Industrial and miscellaneous	182,482	173	15,591	167,064
Total	$671,018	$247	$58,089	$613,176
(1)
Includes securities at March 31, 2023 with a carrying amount of $23.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. The average rating was an A+ for the three months ended March 31, 2023. The unrealized losses are deemed to be caused by interest rates rising after the bonds were purchased and no credit loss allowance was recorded for the three months ended March 31, 2023 or for the year ended December 31, 2022.

Net Realized Gains (Losses)

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the three months ended March 31, 2023 and 2022, respectively:

	2023		2022
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$7	$910
Total realized losses	(2)	356	(23)	1,685
Net realized (losses) gains	$(2)	$356	$(16)	$2,595

The following table presents the reconciliation of net realized gains (losses) on the Company’s investments reported for the three months ended March 31, 2023 and 2022, respectively:

	As of March 31,
	2023	2022
Gross realized gains on sales of available-for-sale securities	$—	$23
Gross realized losses on sales of available-for-sale securities	(2)	(39)
Gross realized gains on sale of other investments	1,900	—
Net realized gains (losses)	$1,898	$(16)

During the first quarter of March 31, 2023, the Company sold its investment in an Insurtech company for $4.0 million, resulting in a $1.9 million realized gain on the investment.

The table below summarizes the Company’s debt securities at March 31, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:			(In thousands)
Due in one year or less	$102,233	15.2%	$100,237	16.3%
Due after one year through five years	336,998	50.2%	311,151	50.7%
Due after five years through ten years	171,332	25.5%	146,215	23.8%
Due after ten years	60,456	9.0%	55,573	9.1%
Total	$671,018	100.0%	$613,176	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Debt securities	$3,023	$2,275
Equity securities	33	—
Cash and cash equivalents	2,204	16
Other investments	730	230
Net investment income	5,990	2,521
Less: Investment expenses	408	521
Net investment income, less investment expenses	$5,582	$2,000

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2023 and December 31, 2022, respectively:

	Less Than Twelve Months			Twelve Months or More
March 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	16	$167	$14,750	73	$2,904	$81,806
States, municipalities and political subdivisions	5	15	1,531	116	10,589	67,028
Special revenue	51	145	8,370	465	28,678	216,363
Industrial and miscellaneous	30	104	10,251	232	15,487	144,875
Total fixed maturity securities	102	$431	$34,902	886	$57,658	$510,072

	Less Than Twelve Months			Twelve Months or More
December 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	61	$2,040	$56,389	36	$2,053	$56,389
States, municipalities and political subdivisions	28	1,967	17,730	95	10,767	68,852
Special revenue	273	5,832	57,881	259	28,985	167,384
Industrial and miscellaneous	95	1,535	32,387	197	16,912	134,462
Total fixed maturity securities	457	$11,374	$164,386	587	$58,717	$427,087

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

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method, with income reported in earnings. The Company also holds a passive investment in a Real Estate Investment Trust (“REIT”), which is accounted for using the measurement alternative method, and reported at cost less impairment (if any), plus or minus changes from observable price changes.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2023 and December 31, 2022, respectively:

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$3,416	$3,416	$3,517	$3,517
Investments in non-consolidated VIEs - Amortized cost	$8,490	$8,490	$8,490	$8,490
Investments in non-consolidated VIEs - Measurement alternative	$2,377	$2,377	$4,477	$4,477
Total non-consolidated VIEs	$14,283	$14,283	$16,484	$16,484

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At March 31, 2023 and December 31, 2022, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

March 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$101,446	$—	$101,446	$—
States, municipalities and political subdivisions	91,605	—	91,605	—
Special revenue	253,061	—	253,061	—
Industrial and miscellaneous	167,064	—	167,064	—
Total investments	$613,176	$—	$613,176	$—

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$117,742	$—	$117,742	$—
States, municipalities and political subdivisions	91,627	—	91,627	—
Special revenue	250,130	—	250,130	—
Industrial and miscellaneous	176,073	—	176,073	—
Total investments	$635,572	$—	$635,572	$—

Financial Instruments excluded from the fair value hierarchy

The carrying value of premium receivables, accounts payable, accrued expense, revolving loans and borrowings under the Company’s senior secured credit facility approximate their fair value. The rate at which revolving loans and borrowings under the Company’s senior secured credit facility bear interest resets periodically at market interest rates.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three months ended March 31, 2023, there were no assets or liabilities that were measured at fair value on a non-recurring basis.

Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$12,143	$(2,855)	$9,288	$(31,770)	$7,437	$(24,333)
Reclassification adjustment of realized losses included in net income (loss)	2	—	2	16	(4)	12
Effect on other comprehensive income (loss)	$12,145	$(2,855)	$9,290	$(31,754)	$7,433	$(24,321)

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Three Months Ended March 31,
	2023	2022
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$393	$353
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	645	646
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	227	249
Total finance lease cost	$872	$895
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$409	$186
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$30	$32

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2023	December 31, 2022
Right of use assets	$7,563	$7,335
Lease liability	$8,890	$8,690
Finance Leases
Right of use assets	$19,490	$20,132
Lease liability	$22,012	$22,557

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	March 31, 2023		December 31, 2022
Operating lease	6.31	yrs.	6.49	yrs.
Finance lease	7.90	yrs.	8.13	yrs.
Weighted-average discount rate
Operating lease	4.9%		5.14%
Finance lease	4.2%		4.16%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2023	$2,316	$1,243
2024	3,101	1,656
2025	3,166	1,548
2026	3,197	1,558
2027	3,190	1,595
2028 and thereafter	10,920	2,846
Total lease payments	25,890	10,446
Less: imputed interest	(3,878)	(1,556)
Present value of lease liabilities	$22,012	$8,890

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	9,260	6,884
Computer hardware and software	8,876	8,851
Office furniture and equipment	1,394	1,381
Tenant and leasehold improvements	10,485	10,485
Vehicle fleet	594	594
Total, at cost	42,790	40,376
Less: accumulated depreciation and amortization	(15,187)	(14,647)
Property and equipment, net	$27,603	$25,729

For the three months ended March 31, 2023, the Company invested $2.4 million for software development and implementation services for a new policy, billing and claims system for which one component is anticipated to be completed and placed in service during the second quarter of 2023 with the remaining components anticipated to be placed in service in early 2024.

Depreciation and amortization expense for property and equipment was approximately $539,000 and $459,000 for the three months ended March 31, 2023 and 2022, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. INTANGIBLE ASSETS

At March 31, 2023 and December 31, 2022, intangible assets were $48.0 million and $49.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses.

Amortization expense of the Company’s intangible assets for each of the respective three month periods ended March 31, 2023 and 2022 was $1.6 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2023 or 2022.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2023 - remaining	$4,763
2024	$6,351
2025	$6,315
2026	$6,114
2027	$5,917
Thereafter	$17,212
Total	$46,672

NOTE 8. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$14,008	$(30,759)
Weighted average shares outstanding	25,558,305	26,787,379
Basic earnings (loss) per share:	$0.55	$(1.15)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$14,008	$(30,759)
Weighted average shares outstanding	25,558,305	26,787,379
Weighted average dilutive shares	59,263	—
Total weighted average dilutive shares	25,617,568	26,787,379
Diluted earnings (loss) per share:	$0.55	$(1.15)

The Company had 1,903,039 antidilutive shares for the period ended March 31, 2022. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of the Company's common stock during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended March 31, 2023 and 2022, the Company allocated ceding commission income of $12.9 million and $11.7 million to policy acquisition costs, respectively, and $4.2 million and $3.9 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning balance of deferred ceding commission income	$42,757	$40,405
Ceding commission deferred	15,021	12,454
Less: ceding commission earned	(17,089)	(15,614)
Ending balance of deferred ceding commission income	$40,689	$37,245

Deferred ceding commission income is classified in “Accounts payable and other liabilities” on the Company’s condensed consolidated balance sheet.

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning Balance	$99,617	$93,881
Policy acquisition costs deferred	53,180	49,992
Amortization	(54,762)	(53,232)
Ending Balance	$98,035	$90,641

NOTE 11. INCOME TAXES

For the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $3.2 million and a tax benefit of $10.6 million, respectively, which corresponds to effective tax rates of 18.6% and 25.7%, respectively. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences, including disallowed executive compensation deductions which was further limited in 2018 and future years upon the enactment of H.R.1, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred tax assets:

	March 31, 2023	December 31, 2022
Deferred tax assets:	(in thousands)
Unearned premiums	$23,251	$17,060
Unearned commission	9,566	10,053
Net operating loss	567	1,189
Tax-related discount on loss reserve	4,705	4,902
Stock-based compensation	386	297
Accrued expenses	997	1,016
Leases	892	885
Unrealized losses	14,131	16,987
Dual Consolidated loss limitation	6,960	9,740
Other	277	238
Total deferred tax asset	61,732	62,367
Valuation allowance	(4,712)	(6,376)
Adjusted deferred tax asset	57,020	55,991
Deferred tax liabilities:
Deferred acquisition costs	$23,048	$23,420
Prepaid expenses	256	180
Property and equipment	2,358	2,200
Note discount	290	290
Basis in purchased investments	26	28
Basis in purchased intangibles	10,823	11,178
Internal revenue code 481(a)	—	—
Other	2,257	1,854
Total deferred tax liabilities	39,058	39,150
Net deferred tax assets	$17,962	$16,841

The income tax (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	March 31, 2023	March 31, 2022	Change
Expected income tax expense at federal rate	21.0%	21.0%	0.0%
Tax exempt interest	(0.3)%	0.1%	(0.3)%
Executive compensation 162(m)	0.2%	(0.2)%	0.4%
Permanent items	1.1%	(0.3)%	1.4%
State tax expense	5.4%	2.8%	2.6%
Prior period adjustment/penalties/interest	0.9%	0.6%	0.3%
Valuation allowance	(9.7)%	0.0%	(9.7)%
Non-deductible stock compensation	0.0%	0.0%	0.0%
Goodwill impairment	0.0%	1.7%	(1.7)%
Reported income tax expense	18.6%	25.7%	(7.0)%

For the quarters ended March 31, 2023 and 2022, the effective tax rate was 18.6% and 25.7%, respectively. The 7.0 point change can be attributed to the impact of permanent differences to the pre-tax income or loss. For the quarter ended March 31, 2022, the effective tax rate was impacted primarily by the goodwill impairment and state taxes. For the three months ended March 31, 2023, the effective tax rate was impacted primarily by the valuation allowance that was reduced from $6.4 million to $4.7 million and state taxes, which had a favorable impact on the effective tax rate for the quarter.

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2019 through 2022.

At March 31, 2023 and December 31, 2022, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2021 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey Re”). The Company also sponsored catastrophe bonds in 2022 through Citrus Re Ltd. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

The Company’s insurance regulators require all insurance companies, like the Company, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance in excess of its state regulator requirements, which are based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.

For a detailed discussion of the Company’s 2022-2023 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2022 Form 10-K. Additionally, please refer to Note 17, Commitments and Contingencies, for discussion related to the upcoming commutation of the Company’s 2017 reinsurance contract with the FHCF.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Premium written:
Direct	$310,309	$283,196
Ceded	(32,776)	(47,131)
Net	$277,533	$236,065
Premiums earned:
Direct	$317,022	$287,368
Ceded	(150,993)	(134,439)
Net	$166,029	$152,929
Loss and Loss Adjustment Expenses
Direct	$162,817	$199,668
Ceded	(65,365)	(59,630)
Net	$97,452	$140,038

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$1,131,807	$590,166
Less: reinsurance recoverable on unpaid losses	759,682	301,757
Net balance, beginning of period	372,125	288,409
Incurred related to:
Current year	98,914	137,626
Prior years	(1,462)	2,412
Total incurred	97,452	140,038
Paid related to:
Current year	30,374	39,628
Prior years	78,429	77,136
Total paid	108,803	116,764
Net balance, end of period	360,774	311,683
Plus: reinsurance recoverable on unpaid losses	620,218	276,737
Balance, end of period	$980,992	$588,420

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of March 31, 2023, the Company reported $360.8 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $284.0 million attributable to IBNR net of reinsurance recoverable, or 78.7% of net reserves for unpaid losses and loss adjustment expenses.

Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts. Refer to Note 17, Commitments and Contingencies, for discussion related to the upcoming commutation of the Company’s 2017 reinsurance contract with the FHCF.

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year. As of March 31, 2023, pursuant to the guidance of ASU 2020-06, the outstanding Convertible Notes would have been converted into 59,263 shares of the Company's common stock as they are dilutive and as such have been included in the Company's quarterly diluted earnings per share results. For the three months ended March 31, 2022, the Company was in a net loss position, therefore the diluted earnings per share would not be considered for the conversion as the Convertible Notes were anti-dilutive for that period.

As of March 31, 2023, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended March 31, 2023 and 2022, the Company made interest payments, net of affiliated Convertible Notes, of approximately $26,000 and $630,650, on the outstanding Convertible Notes, respectively.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of March 31, 2023, there was $86.8 million in aggregate principal outstanding under the Term Loan Facility and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.

For the three months ended March 31, 2023 and 2022, the Company made principal and interest payments of approximately $4.1 million and $2.6 million, respectively, on the Term Loan Facility.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and $32.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to a November 2022 amendment to the Credit Agreement, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million. At December 31, 2022, the Company had multiple letters of credit that total $32.6 million outstanding under the Revolving Credit Facility. At January 31, 2023, $22.6 million of the letters of credit were terminated and at March 31, 2023, there remained a single letter of credit in the amount of $10 million and $10 million outstanding under the Revolving Credit Facility. For the three months ended March 31, 2023, the Company made interest payments in aggregate of approximately $188,670 on the Revolving Credit Facility.

At the Company's option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin and a credit adjustment spread equal to 0.10% or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin.

At March 31 2023, the effective interest rate on for the Term Loan Facility and Revolving Credit Facility was 7.884% and 7.661%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For each of the three months ended March 31, 2023 and 2022, the Company made principal and interest payments of $223,212 on the mortgage loan, respectively.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of March 31, 2023, the fair value of the collateralized securities was $22.2 million and the equity investment in FHLB common stock was $1.2 million. For the three months ended March 31, 2023, and 2022, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $148,500 and $150,160, respectively. As of March 31, 2023 and at December 31, 2022, the Company also holds other common stock from FHLB Des Moines and FHLB Boston for a combined value of $319,100, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

The following table summarizes the Company’s long-term debt and credit facilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	11,214	11,199
Term loan facility	86,750	89,125
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$128,049	$130,409
Deferred finance costs	$1,349	$1,466
Total long-term debt	$126,700	$128,943

As of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Credit Agreement, Convertible Notes, cash borrowings and other loans. The Company’s ability to secure future debt financing depends, in part, on its ability to remain in such compliance. The covenants in the Credit Agreement may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement.

The schedule of principal payments on long-term debt as of March 31, 2023 is as follows:

Year	Amount
(In thousands)
2023 remaining	$26,679
2024	9,854
2025	9,874
2026	71,018
2027	414
Thereafter	10,210
Total	$128,049

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	March 31, 2023	December 31, 2022
	(In thousands)
Deferred ceding commission	$40,689	42,758
Accounts payable and other payables	16,454	17,660
Accrued dividends	61	72
Accrued interest and issuance costs	648	733
Other liabilities	468	229
Premium tax	2,129	1,001
Commission payables	14,259	17,558
Total other liabilities	$74,708	$80,010

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $260.5 million at March 31, 2023 and $276.3 million at December 31, 2022. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At March 31, 2023, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, few catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from only Hurricane Irma, which struck in 2017, and Hurricane Ian, which struck in 2022, have triggered the Company’s FHCF coverage. The Company’s 2017 reinsurance agreement with the FHCF is consistent among Florida insurance companies and requires a commutation no later than 60 months after the end of the contract year, which the commutation process is expected to begin in June 2023. This commutation represents an agreement between Heritage and the FHCF to terminate the 2017 reinsurance agreement and agree on the conditions under which all obligations for both parties are discharged. The terms of the 2017 reinsurance agreement with the FHCF provide for the commutation process as well as the process to settle any disagreements as to the present value of outstanding losses that will serve as the basis for determining the amount payable by FHCF upon termination of the reinsurance agreement. The commutation process has not yet begun, and the Company cannot predict whether the loss estimates determined by Heritage and the loss estimates determined by the FHCF will differ. As such, there is no assurance that the reported reinsurance recoverable for Hurricane Irma losses from the FHCF will differ from the final amount that will be paid by the FHCF. Further, social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims, which create uncertainty as to the ultimate cost to settle the remaining Hurricane Irma claims. Accordingly, the final amount that will be paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF. The commutation process will be final and binding on both parties once complete.

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2023 and 2022.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended March 31, 2023 and 2022, the Company paid agency commission to Comegys of approximately $90,511 and $458,645, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $399,200 and $396,600, respectively.

Effective September 1, 2021, the Company enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended March 31, 2023 and 2022, the Company incurred medical premium costs including healthcare premiums of $1.5 million and $1.2 million, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2023, the Company had 25,558,751 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 622,011 unvested restricted common stock with accrued dividends reflecting additional paid-in capital of $335.1 million as of such date.

As more fully disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2022, as of December 31, 2022, there were 25,539,433 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 648,493 unvested shares of restricted common stock with accrued dividends, representing $334.7 million of additional paid-in capital.

Common Stock

Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably the Company's net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There is no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock are fully paid and non-assessable.

Stock Repurchase Program

On December 15, 2022, the Board of Directors established a new share repurchase program plan to commence on December 31, 2022, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2023 (the "New Share Repurchase Plan").

At March 31, 2023, the Company has the capacity under the New Share Repurchase Plan to repurchase $10.0 million of its common stock until December 31, 2023.

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

At March 31, 2023, there were 388,085 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

For the performance-based restricted stock, the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three months ended March 31, 2023 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2022	648,493	$9.32
Granted - Performance-based restricted stock	—	—
Granted - Time-based restricted stock	—	—
Vested	(25,000)	1.80
Canceled and surrendered	(1,482)	6.77
Non-vested, at March 31, 2023	622,011	$9.63

Awards are being amortized to expense over the two to five-year vesting period. The Company recognized $394,624 and $505,730 of compensation expense for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, 25,000 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 4,200 shares were withheld by the Company to cover withholding taxes of $7,560. For the comparable period of 2022, 25,000 shares of restricted stock were vested and released, of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $89,000.

At March 31, 2023, there was approximately $723,100 unrecognized expense related to time-based non-vested restricted stock and an additional $895,625 for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2022, there was in aggregate $3.3 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at March 31, 2023 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
January 4, 2021	111,857	10.43	0.8
April 13, 2021	32,681	10.71	0.8
October 18, 2021	56,363	6.89	0.8
March 3, 2022	12,727	5.50	1.0
March 16, 2022	321,429	6.72	1.8
June 23, 2022	86,954	3.22	0.3
	622,011

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

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

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. Additionally, we anticipate continued rising costs and constrained availability of catastrophe reinsurance. We mitigate these conditions by continued exposure management, implementation of increased rates and the use of inflation guard, which increases the insured value of a property to reflect the inflationary impact on costs to repair properties.

The table below provides policy count, premiums-in-force, and TIV for Florida and all other states as of March 31, 2023 and compares these metrics to the first quarter of 2022. One of our goals has been to reduce personal lines exposure in Florida, given historical abusive claims practices. Florida policies-in-force declined from the prior year quarter by 15.6% with a 13.2% increase in premiums-in-force, and a TIV increase of only 1.8%. The increase in Florida premiums-in-force was driven by rate increases, organic growth of our commercial residential business, and use of inflation guard, partly offset by premium reductions associated with fewer policies. Use of inflation guard, partly offset by fewer personal residential policies, also increased TIV from the prior year quarter. Compared to the first quarter of 2022, premiums-in-force for markets outside of Florida increased while the policy count decreased due to rate actions and exposure management.

The Supplemental Information table demonstrates progress made compared to the first quarter 2022.

Policies-in-force:	Q1 2023	Q1 2022	% Change
Florida	172,425	204,406	(15.6)%
Other States	336,647	355,090	(5.2)%
Total	509,072	559,496	(9.0)%

Premiums-in-force:
Florida	$624,931,522	$551,962,357	13.2%
Other States	681,407,015	626,010,221	8.8%
Total	$1,306,338,537	$1,177,972,578	10.9%

Total Insured Value:
Florida	$104,735,498,939	$102,863,325,053	1.8%
Other States	302,701,975,889	293,478,796,893	3.1%
Total	$407,437,474,828	$396,342,121,946	2.8%

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that are expected to enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit through rate adequacy and more selective underwriting.

o
Continued significant rating actions throughout the book of business resulting in an increase in average premium per policy throughout the book of 5.9% from fourth quarter 2022, and 21.9% over first quarter 2022.
o
Premiums-in-force of $1.3 billion are up 10.9% from the prior year quarter, while policy count is down 9.0%, resulting from prior underwriting efforts.
o
Continued focus on tightening underwriting criteria while also restricting new business for policies written in over-concentrated markets or products.
•
Allocate capital to products and geographies that maximize long-term returns.
o
Increased commercial residential premiums-in-force by 69.6% over the prior year quarter while total insured value (“TIV”) only increased 39.9% and policies in force increased by only 11.8%.
o
Reduction of policy count for the Florida personal lines product remains a key focus and will continue until the positive impact of recent legislation to reduce abusive claims practices is realized. Policy count for Florida personal lines business intentionally declined by 16.8% as compared to the prior year period.
o
Disciplined underwriting approach resulted in a policy count reduction of 5.2% in other states while generating an 8.8% increase in premiums-in-force.
•
Maintain a balanced and diversified portfolio.
o
Even with the substantial increase in commercial business, no state represents over 26% of the Company's TIV.
o
The top four states grew TIV by an average of 3.7% while the smallest five states grew by 38.8%.
o
As a result of diversification efforts, the top five personal lines states represented 71.5% of all TIV at first quarter 2023 compared to 73.3% of all TIV at first quarter 2022.
o
Florida TIV increased 1.8% related to the use of inflation guard and growth of the Company’s commercial residential product.
o
TIV in other states increased 3.1% compared to the prior year period, largely driven by inflation guard.
o
Excluding Florida, TIV represented 74.3% of the entire portfolio, compared to 74.0% as of the first quarter of 2022.
•
Provide coverage suitable to the market and return targets.
o
Expansion of Excess & Surplus lines (“E&S”) premium-in-force in California and Florida.
o
Continued plan to introduce E&S products in South Carolina during second quarter of 2023.
o
Continue to evaluate other strategic states for E&S products.

Reinsurance Commutation

As further described in Note 17, Commitments and Contingencies, to the condensed consolidated financial statements, our 2017 reinsurance agreement with the FHCF requires a commutation no later than 60 months after the end of the contract year, which commutation process is expected to begin in June 2023. As part of this process, Heritage and FHCF will terminate the 2017 reinsurance agreement and agree on the amount that FHCF will be required to pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process will ultimately result in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma, with the potential for payment by the FHCF to Heritage of a larger or lesser amount than would otherwise have been the FHCF’s responsibility if the commutation were not required by Florida statutes and the contract terms. The commutation process has not yet begun, and the Company cannot predict whether the loss estimates determined by Heritage and the loss estimates determined by the FHCF will differ. As such, there is no assurance that the reported reinsurance recoverable for Hurricane Irma losses from the FHCF will differ from the final amount that will be paid by the FHCF. Further, social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims which, create uncertainty as to the ultimate cost to settle of all the remaining Hurricane Irma claims. Accordingly, the final amount that will be paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF. The commutation process will be final and binding on both parties once complete.

Overview of 2023 Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

The discussion of our financial condition and results of operations that follows provides information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from year to year, including certain key performance indicators such as net combined ratio, ceded premium ratio, net expense ratio and net loss ratio, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q.

•
Net income for the three months ended March 31, 2023 was $14.0 million or $0.55 per diluted share, compared to a net loss of $30.8 million or ($1.15) per diluted share in the prior year quarter.
•
Gross premiums written were $310.3 million, up 9.6% from $283.2 million in the prior year quarter, reflecting higher average premium per policy throughout the book of business, partly offset by intentional exposure management related reductions in Florida personal lines business and business outside of Florida of 10.0% and 1.0%, respectively, and a strategic and substantial increase in Florida commercial lines business.
•
Gross premiums earned of $317.0 million, up 10.3% from $287.4 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy and organic growth of our commercial residential business.
•
Net premiums earned of $166.0 million, up 8.6% from $153.0 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the quarter.
•
Losses and loss adjustment expenses ("LAE") incurred of $97.5 million, down 30.4% from $140.0 million in the prior year quarter. The decrease primarily stems from significantly lower weather losses in the southeast. Net current accident year weather losses were $12.8 million, down substantially from $63.8 million in the prior year quarter. Current accident year weather losses include $5.0 million of net current accident quarter catastrophe losses, down from $45.0 million in the prior year quarter, and $7.8 million of other weather losses, down from $18.8 million in the prior year quarter. Additionally, we experienced $1.5 million of favorable prior year development compared to $2.4 million of unfavorable prior year development in the prior year quarter.
•
Ceded premium ratio of 47.6%, up 0.8 points from 46.8% in the prior year quarter driven by a higher cost of the 2022-2023 catastrophe excess of loss program, stemming from both higher costs and higher TIV, partly offset by higher gross premiums earned.
•
Net loss and LAE ratio of 58.7%, 32.9 points lower than the prior year quarter of 91.6%, driven by lower losses incurred as described above.
•
Net expense ratio of 35.8%, down 2.1 points from the prior year quarter amount of 37.9%, as slightly higher policy acquisition costs were more than offset by the benefit of higher gross premiums earned over the prior year quarter.
•
Net combined ratio of 94.5%, down 35.0 points from 129.5% in the prior year quarter, driven by lower net loss and net expense ratios as described above.
•
Effective tax rate was 18.6% compared to 25.7% in the prior year quarter, driven by the impact of permanent differences in relation to the pre-tax income or loss each quarter. In addition, the Company reduced its valuation allowance from fourth quarter 2022 by $1.7 million, favorably impacting the effective tax rate for the quarter. The valuation allowance relates to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2023	2022	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$310,309	$283,196	$27,113	9.6%
Change in gross unearned premiums	6,713	4,172	2,541	60.9%
Gross premiums earned	317,022	287,368	29,654	10.3%
Ceded premiums	(150,993)	(134,439)	(16,554)	12.3%
Net premiums earned	166,029	152,929	13,100	8.6%
Net investment income	5,582	2,000	3,582	179.1%
Net realized gains	1,898	(16)	1,914	NM
Other revenue	3,412	3,695	(283)	(7.6)%
Total revenue	$176,921	$158,608	$18,313	11.5%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $310.3 million, up 9.6% from $283.2 million in the prior year quarter, reflecting higher average premium per policy throughout the book of business, partly offset by intentional exposure management related reductions in Florida personal lines business and business outside of Florida of 10.0% and 1.0%, respectively, and a strategic increase in Florida commercial lines business of 92.4%.

Premiums-in-force of $1.3 billion as of March 31, 2023, representing a 10.9% increase from first quarter 2022, primarily due to continued proactive underwriting and rate actions, despite a policy count reduction of approximately 50,000 policies. In addition, our intentional growth of the Company’s commercial product, and use of inflation guard, favorably impacted premiums-in-force. Concurrently, TIV increased only 2.8%.

Gross premiums earned

Gross premiums earned of $317.0 million were up 10.3% from $287.4 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy and organic growth in our commercial residential business.

Ceded premiums

Ceded premiums were $151.0 million in first quarter 2023, up 12.3% from $134.4 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by an increase in TIV and higher reinsurance costs for the respective reinsurance contract periods as well as a higher cost for our net quota share reinsurance associated with premium growth in the northeast.

Net premiums earned

Net premiums earned were $166.0 million in first quarter 2023, up 8.6% from $153.0 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $7.5 million in first quarter 2023, compared to $2.0 million in the prior year quarter. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates, coupled with a gain on the sale of other investments.

Other revenue

Other revenue was $3.4 million in first quarter 2023, slightly down compared to the prior year quarter, driven primarily by a reduction of policy fee income as the policy count declined.

Total revenue

Total revenue was $176.9 million in first quarter 2023, up 11.5% from $158.6 million in the prior year quarter. The increase primarily stems from higher net premiums earned and investment income as described above.

	For the Three Months Ended March 31,
(Unaudited)	2023	2022	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	97,452	140,038	(42,586)	(30.4)%
Policy acquisition costs	40,324	38,257	2,067	5.4%
General and administrative expenses	19,054	19,724	(670)	(3.4)%
Total operating expenses	156,830	198,019	(41,188)	(20.8)%

Losses and loss adjustment expenses

Losses and LAE were $97.5 million in first quarter 2023, down 30.4% from $140.0 million in the prior year quarter. The decrease stems from significantly lower net weather losses, as described above. Refer to Note 17, Commitments and Contingencies, to the condensed consolidated financial statements for discussion related to the upcoming commutation of our 2017 reinsurance contract with the FHCF.

Policy acquisition costs

Policy acquisition costs were $40.3 million in first quarter 2023, up 5.4% from $38.3 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written and is partly offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $19.1 million in first quarter 2023, down 3.4% from the prior year quarter. The reduction was driven primarily by IT costs and certain costs which vary with policy count, such as printing and postage.

	For the Three Months Ended March 31,
(Unaudited)	2023	2022	$ Change	% Change
	(in thousands, except per share amounts)
Operating income (loss)	20,091	(39,411)	59,502	(151.0)%
Interest expense, net	2,881	1,972	909	46.1%
Income (loss) before income taxes	17,210	(41,383)	58,593	(141.6)%
Provision (benefit) for income taxes	3,202	(10,624)	13,826	(130.1)%
Net income (loss)	$14,008	$(30,759)	$44,767	(145.5)%
Basic earnings (loss) per share	$0.55	$(1.15)	$1.70	(147.7)%
Diluted earnings (loss) per share	$0.55	$(1.15)	$1.70	(147.6)%

Interest expense, net

Interest expense, net was $2.9 million in the first quarter of 2023, up 46.2% from the prior year quarter and driven by higher variable interest rates on our debt.

Provision (Benefit) for income taxes

The provision for income taxes was $3.2 million in first quarter 2023 compared to a tax benefit of $10.6 million in the prior year quarter. The effective tax rate was 18.6% compared to 25.7% in the prior year quarter, driven by the impact of permanent differences in relation to the pre-tax income or loss each quarter. In addition, the Company reduced its valuation allowance from fourth quarter 2022 by $1.7 million, favorably impacting the effective tax rate for the quarter. The valuation allowance relates to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Net income (loss)

First quarter 2023 net income was $14.0 million ($0.55 earnings per share), up from net loss of $30.8 million or ($1.15 loss per share) in the prior year quarter. The quarter-over-quarter change primarily stems from higher underwriting income driven by higher rates and investment income and significantly lower weather losses, as described above.

Ratios

	For the Three Months Ended March 31,
(Unaudited)	2023	2022
Ceded premium ratio	47.6%	46.8%

Net loss and LAE ratio	58.7%	91.6%
Net expense ratio	35.8%	37.9%
Net combined ratio	94.5%	129.5%

Ceded premium ratio

The ceded premium ratio was 47.6%, up 0.8 points from 46.8% in the prior year quarter driven by a higher cost of the 2022-2023 catastrophe excess of loss program and net quota share program, as described above, partly offset by higher gross premiums earned.

Net loss and LAE ratio

The net loss and LAE ratio was 58.7% in first quarter 2023, down 32.9 points from 91.6% in the prior year quarter, driven by significantly lower weather losses compared to the prior year quarter, as described above, coupled with higher net premiums earned.

Net expense ratio

The net expense ratio of 35.8%, down 2.1 points from the prior year quarter amount of 37.9%, driven by higher policy acquisition costs from by the growth in gross premiums written partly offset by lower general and administrative expenses, and the benefit of higher gross premiums earned over the prior year quarter.

Net combined ratio

The net combined ratio was 94.5% in first quarter 2023, down 35.0 points from 129.5% in the prior year quarter. The decrease primarily stems from lower net loss and LAE and net expense ratios as described above.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of March 31, 2023, we had $336.7 million of cash and cash equivalents and $629.0 million in investments, compared to $287.6 million and $653.6 million, respectively, as of December 31, 2022. The increase in cash and cash equivalents was primarily due to strategic investment of proceeds from investment maturities into short term treasury bills to achieve a higher yield without increasing credit risk, and to increase liquidity.

We generally hold substantial cash balances to meet seasonal liquidity needs including amounts to pay quarterly reinsurance installments as well as meet the collateral requirements of Osprey Re, our captive reinsurance company, which is required to maintain a collateral trust account equal to the risk that it assumes from our insurance company affiliates.

We believe that our sources of liquidity are adequate to meet our cash requirements for at least the next twelve months.

We may increase capital expenditures consistent with our investment plans and anticipated business strategies. Cash and cash equivalents may not be sufficient to fund such expenditures. As such, in addition to the use of our existing Credit Facilities, we may need to utilize additional debt to secure funds for such purposes.

Cash Flows

	For the Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,946	$(39,206)	$54,152
Investing activities	36,525	(27,648)	64,173
Financing activities	(2,379)	(4,312)	1,933
Net increase (decrease) in cash and cash equivalents	$49,092	$(71,166)	$120,258

Operating Activities

Net cash provided by operating activities was $14.9 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $39.2 million for the comparable period in 2022. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first three months of 2023 compared to the first three months of 2022.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $36.5 million as compared to net cash used in investing activities of $27.6 million for the comparable period in 2022. The change in cash provided by investing activities relates primarily to the timing of investment maturities and related re-investment of proceeds into short-term treasury bills.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $2.4 million, as compared to cash used in financing activities of $4.3 million for the comparable period in 2022. The change in net cash used in financing activities relates primarily to the repurchase of $5 million in treasury stock and a $15 million draw from our Revolving Credit Facility (defined below) to purchase and retire $11.7 million of Convertible Notes (defined below) during the first quarter of 2022, as described in Note 14 to the condensed consolidated financial statements.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of March 31, 2023, there was $86.8 million in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of March 31, 2023, the Company had drawn $10.0 million under the Revolving Credit Facility and had unused letter of credit of $10.0 million.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2023, the borrowings under the Term Loan Facility and Revolving Credit Facility are accruing interest at a rate of 7.884% and 7.661% per annum, respectively.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of March 31, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depository for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of March 31, 2023 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $24.3 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. As of March 31, 2023, the common stock was valued at $1.2 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We have made no material changes or additions with regard to those policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.168 years and 3.758 years at March 31, 2023 and 2022, and 3.179 years at December 31, 2022. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at March 31, 2022.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2023.

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

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 13, 2023. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 5. Other Information

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2023	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2023	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)