Form 10-Q
period 2023-06-30
Heritage Insurance Holdings, Inc.
filed 2023-08-09
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on August 5, 2023 was 25,558,751.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $755,878 and $705,548)	$695,062	$635,572
Equity securities, at fair value, (cost $1,499 and $1,514)	1,499	1,514
Other investments, net	11,777	16,484
Total investments	708,338	653,570
Cash and cash equivalents	247,092	280,881
Restricted cash	9,678	6,691
Accrued investment income	3,572	3,817
Premiums receivable, net	86,601	92,749
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197 and $45	543,996	805,059
Prepaid reinsurance premiums	509,206	306,977
Income tax receivable	13,261	12,118
Deferred income tax asset, net	10,912	16,841
Deferred policy acquisition costs, net	106,736	99,617
Property and equipment, net	30,716	25,729
Right-of-use lease asset, finance	18,849	20,132
Right-of-use lease asset, operating	7,390	7,335
Intangibles, net	45,647	49,575
Other assets	15,022	11,509
Total Assets	$2,357,016	$2,392,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$817,859	$1,131,807
Unearned premiums	716,378	656,641
Reinsurance payable	387,598	199,803
Long-term debt, net	124,376	128,943
Advance premiums	38,939	26,516
Accrued compensation	8,129	6,594
Lease liability, finance	21,457	22,557
Lease liability, operating	8,690	8,690
Accounts payable and other liabilities	72,963	80,010
Total Liabilities	$2,196,389	$2,261,561

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 37,854,169 shares issued and 25,622,495 outstanding at June 30, 2023 and 37,796,107 shares issued and 25,539,433 outstanding at December 31, 2022	3	3
Additional paid-in capital	335,501	334,711
Accumulated other comprehensive loss, net of taxes	(46,574)	(53,585)
Treasury stock, at cost, 12,231,674 shares at each June 30, 2023 and December 31, 2022	(130,900)	(130,900)
Retained earnings (deficit)	2,597	(19,190)
Total Stockholders' Equity	160,627	131,039
Total Liabilities and Stockholders' Equity	$2,357,016	$2,392,600

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
REVENUES:
Gross premiums written	$396,559	$365,284	$706,868	$648,480
Change in gross unearned premiums	(66,544)	(69,073)	(59,831)	(64,901)
Gross premiums earned	330,015	296,211	647,037	583,579
Ceded premiums	(153,211)	(137,940)	(304,204)	(272,379)
Net premiums earned	176,804	158,271	342,833	311,200
Net investment income	6,599	2,163	12,181	4,163
Net realized (losses) gains and impairment losses	(1,568)	(102)	330	(118)
Other revenue	3,478	3,438	6,890	7,133
Total revenues	185,313	163,770	362,234	322,378
EXPENSES:
Losses and loss adjustment expenses	106,646	101,522	204,098	241,560
Policy acquisition costs, net of ceding commission income (1)	41,451	38,375	81,776	76,632
General and administrative expenses, net of ceding commission income(2)	20,058	17,466	39,111	37,190
Goodwill and intangible asset impairment	767	91,959	767	91,959
Total expenses	168,922	249,322	325,752	447,341
Operating income (loss)	16,391	(85,552)	36,482	(124,963)
Interest expense, net	2,740	1,751	5,621	3,723
Income (loss) before income taxes	13,651	(87,303)	30,861	(128,686)
Provision (benefit) for income taxes	5,872	563	9,074	(10,061)
Net income (loss)	$7,779	$(87,866)	$21,787	$(118,625)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized (losses) gains on investments	(2,986)	(16,161)	9,158	(47,932)
Reclassification adjustment for net realized investment losses	9	102	11	118
Income tax benefit (expense) related to items of other comprehensive income (loss)	698	3,759	(2,158)	11,193
Total comprehensive income (loss)	$5,500	$(100,166)	$28,798	$(155,246)
Weighted average shares outstanding
Basic	25,567,157	26,453,456	25,562,731	26,620,418
Diluted	25,626,420	26,453,456	25,621,994	26,620,418
Earnings (loss) per share
Basic	$0.30	$(3.32)	$0.85	$(4.46)
Diluted	$0.30	$(3.32)	$0.85	$(4.46)

(1)
Policy acquisition costs includes $12.8 million and $25.3 million of ceding commission income for the three and six months ended June 30, 2023 and $11.5 million and $23.2 million of ceding commission income for the three and six months ended June 30, 2022 , respectively.
(2)
General and administration includes $4.1 million and $8.3 million of ceding commission income for the three and six months ended June 30, 2023 and $3.9 million and $7.7 million of ceding commission income for the three and six months ended June 30, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,279)	(2,279)
Issued restricted stock	63,744	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	403	—	—	—	403
Net income	—	—	—	7,779	—	—	7,779
Balance at June 30, 2023	25,622,495	$3	$335,501	$2,597	$(130,900)	$(46,574)	$160,627

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766
Net unrealized change in investments, net of tax	—	—	—	—	—	(12,300)	(12,300)
Adjustment to shares tendered for income taxes withholding	—	—	31	—	—	—	31
Issued restricted stock	99,376	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	503	—	—	—	503
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,588)	—	—	(1,588)
Net loss	—	—	—	(87,866)	—	—	(87,866)
Balance at June 30, 2022	26,544,096	$3	$333,747	$16,547	$(128,557)	$(41,194)	$180,546

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$21,787	$(118,625)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	798	1,008
Bond amortization and accretion	(1,261)	1,745
Amortization of original issuance discount on debt	235	776
Goodwill or intangible asset impairment	767	91,959
Depreciation and amortization	4,266	4,100
Allowance for bad debt	87	4
Expected credit allowance on reinsurance	152	—
Net realized investment (gains) loss	(330)	118
Deferred income taxes	3,771	(7,995)
Changes in operating assets and liabilities:
Accrued investment income	245	(48)
Premiums receivable, net	6,061	(9,356)
Prepaid reinsurance premiums	(202,229)	(202,875)
Reinsurance recoverable on paid and unpaid claims	260,911	(19,715)
Income taxes receivable	(1,143)	(1,542)
Deferred policy acquisition costs, net	(7,119)	(5,587)
Right of use leased asset	1,228	1,706
Other assets	(3,513)	(3,684)
Unpaid losses and loss adjustment expenses	(313,948)	1,622
Unearned premiums	59,737	(36,257)
Lease incentives	—	64,932
Reinsurance payable	187,795	183,556
Accrued interest	(122)	95
Accrued compensation	1,535	(284)
Advance premiums	12,423	13,323
Operating lease liabilities	(1,100)	(1,525)
Other liabilities	(6,914)	(4,986)
Net cash provided by (used in) operating activities	24,119	(47,535)
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	479,396	43,188
Fixed maturity securities purchases	(528,466)	(58,969)
Purchases in other investments	—	(7,500)
Sale on other investments and return of capital	5,062	14,077
Equity securities reinvestments of dividends	—	(99)
Leasehold improvements	—	(3,358)
Cost of property and equipment acquired	(6,092)	(1,385)
Net cash used in investing activities	(50,100)	(14,046)
FINANCING ACTIVITIES
Repayment of term note	(4,750)	(1,750)
Mortgage loan payments	(52)	(160)
Draw from revolver	—	15,000
Repurchase of convertible notes	—	(11,633)
Purchase of treasury stock	—	(5,000)
Tax withholdings on share-based compensation awards	(8)	(58)
Dividends paid	(11)	(3,222)
Net cash used in financing activities	(4,821)	(6,823)
Decrease in cash, cash equivalents, and restricted cash	(30,802)	(68,404)
Cash, cash equivalents and restricted cash, beginning of period	287,572	364,752
Cash, cash equivalents and restricted cash, end of period	$256,770	$296,348
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$6,446	$5,885
Interest paid	$4,757	$2,273

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$247,092	$280,881
Restricted cash	9,678	6,691
Total	$256,770	$287,572

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

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to the consolidated financial statements contained in the Company’s 2022 Form 10-K.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

June 30, 2023	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$178,160	$26	$2,947	$175,239
States, municipalities and political subdivisions	99,103	—	11,108	87,995
Special revenue	277,571	1	30,593	246,979
Industrial and miscellaneous	201,044	67	16,262	184,849
Total	$755,878	$94	$60,910	$695,062
(1)
Includes securities at June 30, 2023 with a carrying amount of $22.9 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

The Company’s unrealized losses on corporate bonds have not been recognized into earnings because the bonds are of a high credit quality with investment grade ratings. The average rating was an A+ for the six months ended June 30, 2023. The unrealized losses are deemed to be caused by interest rates rising after the bonds were purchased and no credit loss allowance was recorded for the six months ended June 30, 2023 or for the year ended December 31, 2022.

Net Realized and Unrealized (Losses) Gains and Impairments

The following tables present net realized (losses) gains on the Company’s debt securities available-for-sale for the three and six months ended June 30, 2023 and 2022, respectively:

	2023		2022
Three Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$28	$1,291
Total realized losses	(9)	308	(130)	4,546
Net realized (losses) gains	$(9)	$308	$(102)	$5,837

	2023		2022
Six Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$32	$2,336
Total realized losses	(11)	598	(150)	6,096
Net realized (losses) gains	$(11)	$598	$(118)	$8,432

The following table presents the reconciliation of net realized (losses) gains and impairments of the Company’s investments reported for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Gross realized gains on sales of available-for-sale securities	$—	$28	$—	$32
Impairments on other investments	(1,559)	—	(1,559)	—
Gross realized losses on sales of available-for-sale securities	(9)	(130)	(11)	(150)
Gross realized gains on sale of other investments (1)	—	—	1,900	—
Net realized and unrealized (losses) gains	$(1,568)	$(102)	$330	$(118)

(1) During the first quarter, the Company sold its investment in an Insurtech company for $4.0 million, resulting in a $1.9 million realized gain on the investment.

The table below summarizes the Company’s debt securities at June 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$202,543	26.8%	$200,310	28.8%
Due after one year through five years	339,052	44.9%	309,546	44.5%
Due after five years through ten years	161,188	21.3%	136,952	19.8%
Due after ten years	53,095	7.0%	48,254	6.9%
Total	$755,878	100.0%	$695,062	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Debt securities	$5,015	$2,428	$8,038	$4,703
Equity securities	57	—	90	—
Cash and cash equivalents	2,246	144	4,449	160
Other investments	108	82	839	312
Net investment income	7,426	2,654	13,416	5,175
Less: Investment expenses	827	491	1,235	1,012
Net investment income, less investment expenses	$6,599	$2,163	$12,181	$4,163

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2023 and December 31, 2022, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
June 30, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	17	$291	$43,120	77	$2,656	$77,125
States, municipalities and political subdivisions	5	30	2,010	116	11,078	83,490
Special revenue	38	128	8,155	469	30,465	213,283
Industrial and miscellaneous	65	167	31,598	233	16,095	143,897
Total fixed maturity securities	125	$616	$84,883	895	$60,294	$517,795

	Less Than Twelve Months			Twelve Months or More
December 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	61	$2,040	$56,389	36	$2,053	$56,389
States, municipalities and political subdivisions	28	1,967	17,730	95	10,767	68,852
Special revenue	273	5,832	57,881	259	28,985	167,384
Industrial and miscellaneous	95	1,535	32,387	197	16,912	134,462
Total fixed maturity securities	457	$11,374	$164,386	587	$58,717	$427,087

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. The average rating was an A+ for the six months ended June 30, 2023. The Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery, and the decline in fair value is deemed due to changes in interest rates and other market conditions. The debt issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, the Company believes these unrealized losses generally were caused by an increase in market interest rates since the time the securities were purchased and not as a result of credit losses.

No credit loss allowance was recorded for the six months ended June 30, 2023 or for the year ended December 31, 2022.

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

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method, with income reported in earnings. The Company also holds a passive investment in a Real Estate Investment Trust (“REIT”), which is accounted for using the measurement alternative method, and reported at cost less impairment (if any), plus or minus changes from observable price changes. During the three months ended June 30, 2023, the Company recorded a $1.6 million impairment on certain non-consolidated VIEs. At December 31, 2022, the Company held an equity investment in an Insurtech company, which was sold during the three months ended March 31, 2023 at a gain.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2023 and December 31, 2022, respectively (in thousands):

	As of June 30, 2023		As of December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,854	$1,854	$3,517	$3,517
Investments in non-consolidated VIEs - Amortized cost	$8,490	$8,490	$8,490	$8,490
Investments in non-consolidated VIEs - Measurement alternative	$1,433	$1,433	$4,477	$4,477
Total non-consolidated VIEs	$11,777	$11,777	$16,484	$16,484

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At June 30, 2023 and December 31, 2022, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$175,239	$—	$175,239	$—
States, municipalities and political subdivisions	87,995	—	87,995	—
Special revenue	246,979	—	246,979	—
Industrial and miscellaneous	184,849	—	184,849	—
Total investments	$695,062	$—	$695,062	$—

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$117,742	$—	$117,742	$—
States, municipalities and political subdivisions	91,627	—	91,627	—
Special revenue	250,130	—	250,130	—
Industrial and miscellaneous	176,073	—	176,073	—
Total investments	$635,572	$—	$635,572	$—

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

For the three and six months ended June 30, 2023, the Company recorded an impairment of approximately $1.0 million for a loss measurement based on the difference between the acquisition costs and current fair value (less any prior impairment loss that security previously recognized) on certain equity method investments. Changes in the fair value of equity securities are also in net realized (losses) gains and impairment losses on our Consolidated Statements of Comprehensive Income (Loss) and are not reversed.

Certain of the Company’s investments are measured in accordance with GAAP for the type of investment, using methodologies other than fair value. For the quarter ended June 30, 2023, the Company recorded an impairment for named intangible assets related to certain brands and customer relations within the Company's restoration service provider with a net value of $766,600, which were impaired due to the discontinuation of providing restoration services to the Company’s policyholders.

For the six months ended June 30, 2022, management concluded that it had a full impairment of its goodwill and that its carrying value of $92.0 million should be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) the Company's market cap was below book value.

NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize other comprehensive income (loss) and disclose the tax impact of each component of other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income (loss)
Change in unrealized (losses) gains on investments, net	$(2,986)	$700	$(2,286)	$(16,161)	$3,783	$(12,378)
Reclassification adjustment of realized losses included in net income (loss)	9	(2)	7	102	(24)	78
Effect on other comprehensive income (loss)	$(2,977)	$698	$(2,279)	$(16,059)	$3,759	$(12,300)

	For the Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$9,158	$(2,155)	$7,003	$(47,932)	$11,220	$(36,712)
Reclassification adjustment of realized losses included in net income (loss)	11	(3)	8	118	(27)	91
Effect on other comprehensive income (loss)	$9,169	$(2,158)	$7,011	$(47,814)	$11,193	$(36,621)

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Six Months Ended June 30,
	2023	2022
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$787	$705
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,285	1,292
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	451	495
Total finance lease cost	$1,736	$1,787
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$796	$426
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$80	$88

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	June 30, 2023	December 31, 2022
Right of use assets	$7,390	$7,335
Lease liability	$8,690	$8,690
Finance Leases
Right of use assets	$18,849	$20,132
Lease liability	$21,457	$22,557

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	June 30, 2023		December 31, 2022
Operating lease	6.05	yrs.	6.49	yrs.
Finance lease	7.66	yrs.	8.13	yrs.
Weighted-average discount rate
Operating lease	4.90%		5.14%
Finance lease	4.15%		4.16%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2023	$1,535	$840
2024	3,101	1,695
2025	3,166	1,587
2026	3,197	1,574
2027	3,190	1,595
2028 and thereafter	10,920	2,847
Total lease payments	25,109	10,138
Less: imputed interest	(3,652)	(1,448)
Present value of lease liabilities	$21,457	$8,690

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	10,721	6,884
Computer hardware and software	11,076	8,851
Office furniture and equipment	1,394	1,381
Tenant and leasehold improvements	10,501	10,485
Vehicle fleet	594	594
Total, at cost	46,467	40,376
Less: accumulated depreciation and amortization	(15,751)	(14,647)
Property and equipment, net	$30,716	$25,729

For the three and six months ended June 30, 2023, the Company invested $3.6 million and $6.0 million, respectively, for software development and implementation services for a new policy, billing and claims system. On June 12, 2023, the Company placed into service the claims component of the software valued at approximately $2.0 million with the remaining components anticipated to be placed into service in early 2024.

Depreciation and amortization expense for property and equipment was approximately $566,000 and $466,000 for the three months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was approximately $1.1 million and $925,000 for the six months ended June 30, 2023 and 2022, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. INTANGIBLE ASSETS

At June 30, 2023 and December 31, 2022, intangible assets were $45.6 million and $49.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing. Management tests goodwill and other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that goodwill or our other intangible assets might be impaired.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses. During the three months ended June 30, 2023, certain brand and customer relations within the Company's restoration provider with a net value of $766,600 were impaired due to the discontinuation of providing restoration services to the Company’s policyholders. The impairment loss of $766,600 was included in Goodwill and intangible asset impairment in the Company's consolidated statements of operations for the three and six months ended June 30, 2023. Other than the impairment of certain brand and customer relations due to the discontinued services, there was no impairment of the intangible assets with definite lives for the three and six months ended June 30, 2023.

Other than the impairment of certain brand and customer relations due to the discontinued services described above, there was no impairment of the intangible assets with definite lives for the three and six months ended June 30, 2023.

During the second quarter of 2022, management concluded the remaining balance of its goodwill was fully impaired and that its carrying value of $92.0 million be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) our market cap was below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, most of which is not tax deductible.

Amortization expense of the Company’s intangible assets for each of the respective three and six month periods ended June 30, 2023 and 2022 was $1.6 million and $3.2 million, respectively.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2023 - remaining	$3,092
2024	$6,183
2025	$6,183
2026	$6,033
2027	$5,836
Thereafter	$17,003
Total	$44,332

NOTE 8. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated amounts in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and Diluted
Net income (loss) available to common shareholders — basic and diluted	$7,779	$(87,866)	$21,787	$(118,625)
Common Shares
Basic
Weighted average shares outstanding	25,567,157	26,453,456	25,562,731	26,620,418
Diluted
Weighted average shares outstanding	25,567,157	26,453,456	25,562,731	26,620,418
Weighted average effects of dilutive securities — convertible notes	59,263	—	59,263	—
Total	25,626,420	26,453,456	25,621,994	26,620,418
Net income (loss) per common share
Basic	$0.30	$(3.32)	$0.85	$(4.46)
Diluted	$0.30	$(3.32)	$0.85	$(4.46)

The Company had 2,370,531 antidilutive shares for the period ended June 30, 2022. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of the Company's common stock during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended June 30, 2023 and 2022, the Company allocated ceding commission income of $12.7 million and $11.5 million to policy acquisition costs and $4.1 million and $3.9 million to general and administrative expense, respectively. For the six months ended June 30, 2023 and 2022, the Company allocated ceding commission income of $25.3 million and $23.2 million to policy acquisition costs and $8.3 million and $7.7 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Beginning balance of deferred ceding commission income	$40,688	$37,245	$42,757	$40,405
Ceding commission deferred	13,888	16,610	28,909	29,064
Less: ceding commission earned	(16,586)	(15,326)	(33,676)	(30,940)
Ending balance of deferred ceding commission income	$37,990	$38,529	$37,990	$38,529

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Beginning Balance	$98,035	$90,641	$99,617	$93,881
Policy acquisition costs deferred	53,929	49,842	107,109	99,834
Amortization	(45,228)	(41,015)	(99,990)	(94,247)
Ending Balance	$106,736	$99,468	$106,736	$99,468

NOTE 11. INCOME TAXES

For the three months ended June 30, 2023 and 2022, the Company recorded income tax provisions of $5.9 million and $563,000, respectively, which corresponds to effective tax rates of 43.0% and (0.6)%, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $9.1 million and an income tax benefit of $10.1 million, respectively, which corresponds to effective tax rates of 29.4% and 7.8%, respectively. The effective tax rate for the three months ended June 30, 2023 was impacted by a valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The Company re-evaluates the valuation allowance on a quarterly basis. For the six-month period ended June 30, 2023, the valuation allowance increased by approximately $863,000. The effective tax rate for the three and six months ended June 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge described above. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects. The effective tax rate for each period was affected by various permanent tax differences. Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business. The effective tax rate can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year.

The table below summarizes the significant components of the Company’s net deferred tax assets:

	June 30, 2023	December 31, 2022
Deferred tax assets:	(In thousands)
Unearned premiums	$17,994	$17,060
Unearned commission	8,932	10,053
Net operating loss	748	1,189
Tax-related discount on loss reserve	4,867	4,902
Stock-based compensation	489	297
Accrued expenses	1,477	1,016
Leases	797	885
Unrealized losses	14,916	16,987
Dual Consolidated loss limitation	6,921	9,740
Other	292	238
Total deferred tax asset	57,433	62,367
Valuation allowance	(7,239)	(6,376)
Adjusted deferred tax asset	50,194	55,991
Deferred tax liabilities:
Deferred acquisition costs	$25,094	$23,420
Prepaid expenses	303	180
Property and equipment	1,363	2,200
Note discount	290	290
Basis in purchased investments	24	28
Basis in purchased intangibles	10,276	11,178
Other	1,932	1,854
Total deferred tax liabilities	39,282	39,150
Net deferred tax assets	$10,912	$16,841

The income tax expense or benefit differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following:

	For the Six Month Ended June 30,
	2023	2022
Expected income tax expense at federal rate	21.0%	21.0%
Tax exempt interest	(0.3)%	0.0%
Executive compensation 162(m)	0.3%	(0.1)%
Permanent items	1.1%	(13.9)%
State tax expense	5.2%	0.7%
Prior period adjustment/penalties/interest	(0.7)%	0.0%
Valuation allowance	2.8%	0.0%
Non-deductible stock compensation	0.0%	0.0%
Goodwill impairment	0.0%	0.0%
Reported income tax expense	29.4%	7.8%

For the quarters ended June 30, 2023 and 2022, the effective tax rate was 43.0% and (0.6)%, respectively. The 43.6 point change can be attributed to the impact of permanent differences to the pre-tax income or loss and by the goodwill impairment, valuation allowance, and state taxes. For the six months ended June 20, 2023 and 2022, the effective tax rate was 29.4% and 7.8%, respectively. For the six months ended June 30, 2023, the effective tax rate was impacted primarily by the valuation allowance that was not reflected in the comparable period of 2022 and changes within permanent differences and state tax expenses.

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2019 through 2022.

At June 30, 2023 and December 31, 2022, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2023 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s captive wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey Re”). The Company also sponsored catastrophe bonds in 2023 and 2022 through Citrus Re Ltd., a Bermuda special purpose insurer, which provides an alternative to traditional reinsurance through the issuance of catastrophe bonds. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

2023 - 2024 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2023, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90% for the 2023 hurricane season. Additionally, for Florida admitted market risks, the Company also has reinsurance from the Reinsurance to Assist Policyholders (“RAP”) program created by the Florida legislature, which provides reinsurance at no cost to the Company. Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2023-2024 reinsurance program provides first event coverage up to $1.1 billion for Heritage P&C, first event coverage up to $1.3 billion for NBIC, and first event coverage up to $870.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $40.0 million would be ceded to Osprey; NBIC – $30.0 million of which $30 million would be ceded to Osprey in a shared contract with Zephyr; and Zephyr – $40 million, of which $30 million would be ceded to Osprey in a shared contract with NBIC.

The Company is responsible for all losses and loss adjustment expenses in excess of our reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $2.9 billion of limit purchased in 2023 includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.

Additionally, the Company placed an occurrence contract for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2022, expiring December 31, 2023. The contract is 70% placed with a $15.0 million limit in excess of a retention of $25.0 million, with the remaining 30% placed with a $20.0 million limit in excess of a retention of $20.0 million, with one reinstatement available.

The Company placed an aggregate contract for the Company’s business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 1, 2022, expiring March 31, 2023. The limit on the contract is $20.0 million with an aggregate retention of $21.0 million, with a $21.0 million per occurrence cap, and a $2.0 million franchise deductible.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2022 ceding 41.0% of the net premiums and losses and 16.0% of the prior year quota share is in run off.

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

In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms. The Company also purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

General Excess of Loss

The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2022 through June 30, 2023, the coverage is $2.75 million excess $750,000 for property losses and $1.25 million excess $750,000 for casualty losses, and is 67.5% placed. For the contract period of July 1, 2023 through June 30, 2024, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 67.5% placed.

For a detailed discussion of the Company’s 2022-2023 Reinsurance Program Refer to Part I, “Business”, Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2022 Form 10-K. Additionally, please refer to Note 17, Commitments and Contingencies, for discussion related to the upcoming commutation of the Company’s 2017 reinsurance contract with the FHCF.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Premium written:
Direct	$396,559	$365,284	$706,868	$648,480
Ceded	(473,657)	(428,124)	(506,433)	(475,254)
Net	$(77,099)	$(62,839)	$200,435	$173,226
Premiums earned:
Direct	$330,015	$296,211	$647,037	$583,579
Ceded	(153,211)	(137,940)	(304,204)	(272,379)
Net	$176,804	$158,271	$342,833	$311,200
Loss and Loss Adjustment Expenses
Direct	$144,219	$137,582	$307,036	$337,250
Ceded	(37,573)	(36,060)	(102,939)	(95,689)
Net	$106,646	$101,522	$204,098	$241,560

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$980,992	$588,420	$1,131,807	$590,166
Less: reinsurance recoverable on unpaid losses	620,218	276,737	759,681	301,757
Net balance, beginning of period	360,774	311,683	372,126	288,409
Incurred related to:
Current year	109,371	101,441	208,285	239,065
Prior years	(2,725)	81	(4,187)	2,495
Total incurred	106,646	101,522	204,098	241,560
Paid related to:
Current year	53,569	59,713	83,944	99,341
Prior years	38,281	34,822	116,710	111,958
Total paid	91,850	94,535	200,654	211,299
Net balance, end of period	375,570	318,670	375,570	318,670
Plus: reinsurance recoverable on unpaid losses	442,289	235,239	442,289	235,239
Balance, end of period	$817,859	$553,909	$817,859	$553,909

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of June 30, 2023, the Company reported $375.6 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $257.2 million attributable to IBNR net of reinsurance recoverable, or 68.5% of net reserves for unpaid losses and loss adjustment expenses. For the three months ended June 30, 2023, the Company experienced $2.7 million of favorable prior year loss development compared to $82,000 of unfavorable prior year loss development for the three months ended June 30, 2022. For the six months ended June 30, 2023, the Company experienced $4.2 million of favorable prior year loss development compared to $2.5 million of unfavorable prior year loss development for the six months ended June 30, 2022.

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

NOTE 14. LONG-TERM DEBT

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year. For the three months ended June 30, 2022, the Company was in a net loss position, therefore the diluted earnings per share would not be considered for the conversion as the Convertible Notes were anti-dilutive for that period.

As of June 30, 2023, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the six-month periods ended June 30, 2023 and 2022, the Company made interest payments, net of affiliated Convertible Notes, of approximately $26,000 and $680,150, on the outstanding Convertible Notes, respectively.

As of June 30, 2023, pursuant to the guidance of ASU 2020-06, the outstanding Convertible Notes would have been converted into 59,263 shares of the Company's common stock as they are dilutive and as such have been included in the Company's quarterly diluted earnings per share results.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of June 30, 2023, there was $84.4 million in aggregate principal outstanding under the Term Loan Facility and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.

For the six months ended June 30, 2023 and 2022, the Company made principal payments of approximately $4.8 million and $1.8 million and interest payments of $3.4 million and $783,400, respectively, on the Term Loan Facility.

Revolving Credit Facility: The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and $32.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to a November 2022 amendment to the Credit Agreement, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million. At December 31, 2022, the Company had multiple letters of credit that totaled $32.6 million outstanding under the Revolving Credit Facility. At January 31, 2023, $22.6 million of the letters of credit were terminated and at June 30, 2023, there remained a single letter of credit in the amount of $10 million under the Revolving Credit Facility. For the six months ended June 30, 2023, the Company made interest payments in aggregate of approximately $332,106 on the Revolving Credit Facility.

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

At June 30, 2023, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 7.905% and 7.948%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For the six months ended June 30, 2023 and 2022, the Company made principal and interest payments $518,746 of $446,425 on the mortgage loan, respectively.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. In connection with the loan agreement, the subsidiary became a member of the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of June 30, 2023, the fair value of the collateralized securities was $22.9 million and the equity investment in FHLB common stock was $1.2 million. For the six months ended June 30, 2023, and 2022, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $300,325 and $300,320, respectively. As of June 30, 2023 and at December 31, 2022, the Company also holds other common stock from FHLB Des Moines and FHLB Boston for a combined value of $322,100, and $319,100, classified as equity securities and reported at fair value on the condensed consolidated financial statements, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In thousands)
Convertible debt	$885	$885
Mortgage loan	11,148	11,199
Term loan facility	84,375	89,125
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$125,608	$130,409
Deferred finance costs	$1,232	$1,466
Total long-term debt	$124,376	$128,943

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

The schedule of principal payments on long-term debt as of June 30, 2023 is as follows:

Year	Amount
(In thousands)
2023 remaining	$24,237
2024	9,854
2025	9,874
2026	71,018
2027	414
Thereafter	10,210
Total	$125,608
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	June 30, 2023	December 31, 2022
	(In thousands)
Deferred ceding commission	$37,990	42,758
Accounts payable and other payables	17,014	17,660
Accrued dividends	61	72
Accrued interest and issuance costs	613	733
Other liabilities	588	229
Premium tax	—	1,001
Commission payables	16,696	17,558
Total other liabilities	$72,963	$80,010

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $262.0 million at June 30, 2023 and $276.3 million at December 31, 2022. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At June 30, 2023, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, few catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from only Hurricane Irma, which struck in 2017, and Hurricane Ian, which struck in 2022, have triggered the Company’s FHCF coverage. The Company’s 2017 reinsurance agreement with the FHCF is consistent among Florida insurance companies and requires a commutation no later than 60 months after the end of the contract year, which the commutation process began in June 2023. This commutation represents an agreement between Heritage and the FHCF to terminate the 2017 reinsurance agreement and agree on the conditions under which all obligations for both parties are discharged. The terms of the 2017 reinsurance agreement with the FHCF provide for the commutation process as well as the process to settle any disagreements as to the present value of outstanding losses that will serve as the basis for determining the amount payable by FHCF upon termination of the reinsurance agreement. The commutation process is expected to be completed in the third quarter of 2023. The Company cannot predict whether the loss estimates determined by Heritage and the loss estimates determined by the FHCF will differ. As such, there is no assurance that the reported reinsurance recoverable for Hurricane Irma losses from the FHCF will differ from the final amount that will be paid by the FHCF. Further, social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims, which create uncertainty as to the ultimate cost to settle the remaining Hurricane Irma claims. Accordingly, the final amount that will be paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF. The commutation process will be final and binding on both parties once complete.

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2023 and 2022.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended June 30, 2023 and 2022, the Company paid agency commission to Comegys of approximately $33,160 and $18,200, respectively. For the six months ended June 30, 2023 and 2022, the Company paid agency commission to Comegys of approximately $123,700 and $476,900, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended June 30, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $330,470 and $334,800, respectively. For the six months ended June 30, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $729,670 and $731,400, respectively.

Effective September 1, 2021, the Company enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended June 30, 2023 and 2022, the Company incurred medical premium costs including healthcare premiums of $1.5 million and $1.2 million. For the six months ended June 30, 2023 and 2022, the Company incurred medical premium costs including healthcare premiums of $3.0 million and $2.4 million.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2023, the Company had 25,622,495 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 598,801 unvested restricted common stock with accrued dividends reflecting additional paid-in capital of $335.5 million as of such date.

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

At June 30, 2023, the Company has the capacity under the New Share Repurchase Plan to repurchase $10.0 million of its common stock until December 31, 2023.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

NOTE 21. STOCK-BASED COMPENSATION

Restricted Stock

The Company has adopted the Heritage Insurance Holdings, Inc., 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on June 7, 2023. The 2023 Plan authorized 2,125,000 shares of common stock for issuance under the Plan for future grants. Upon effectiveness of the 2023 Plan, no new awards may be granted under the prior Omnibus Incentive Plan, which will continue to govern the terms of awards previously made under such plan.

At June 30, 2023, there were in aggregate 2,061,256 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In June 2023, the Company awarded to non-employee directors in aggregate 63,744 shares of restricted stock with a fair value at the time of grant of $5.02 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.

In June 2022, the Company awarded to non-employee directors in aggregate 99,376 shares of restricted stock with a fair value at the time of grant of $3.22 per share. Subsequent to the grant, 12,422 were forfeited in the third quarter of 2022, due to the departure of a Board member. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 7, 2023, at which time 86,954 shares of restricted stock were effectively vested.

For the performance-based restricted stock, the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

The 2023 Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three and six months ended June 30, 2023 is as follows:

		Weighted-Average Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2022	648,493	$9.32
Granted - Performance-based restricted stock	—	—
Granted - Time-based restricted stock	—	—
Vested	(20,800)	1.80
Canceled and surrendered	(5,682)	3.10
Non-vested, at March 31, 2023	622,011	$9.63
Granted - Performance-based restricted stock	—	—
Granted - Time-based restricted stock	63,744	$5.02
Vested	(86,954)	3.22
Canceled and surrendered	—	—
Non-vested, at June 30, 2023	598,801	$10.07

Awards are being amortized to expense over the one to five-year vesting period. For the three months ended June 30, 2023 and 2022 the Company recognized $403,000 and $505,000 of compensation expense, respectively. The Company recognized $797,980 and $1.0 million of compensation expense for the six months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, 86,954 shares of restricted stock were vested and released, all of which had been granted to non-employee directors. For the six months ended June 30, 2023, 111,954 shares of restricted stock previously granted to employees and non-employee directors were vested and released. Of the shares released to employees, 4,200 shares were withheld by the Company to cover withholding taxes of $7,560, and there were also 1,482 shares forfeited upon employment terminations. For the six months ended June 30, 2022, 51,768 shares of restricted stock were vested and released, all of which had been granted to employees and non-employee directors. Of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $58,000.

At June 30, 2023, there was approximately $830,749 unrecognized expense related to time-based non-vested restricted stock and an additional $704,588 for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2022, there was in aggregate $3.1 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2023 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
January 4, 2021	111,857	10.43	0.7
April 13, 2021	32,681	10.71	0.7
October 18, 2021	56,363	6.89	0.7
March 3, 2022	12,727	5.50	1.5
March 16, 2022	321,429	6.72	1.5
June 19, 2023	63,744	5.02	1.0
	598,801

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2023.

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

The table below provides policy count, premiums-in-force, and TIV for Florida and all other states as of June 30, 2023 and compares these metrics to the second quarter of 2022. One of our goals has been to reduce personal lines exposure in Florida, given historical abusive claims practices. Florida policies-in-force declined from the prior year quarter by 15.4% with a 17.8% increase in premiums-in-force, and a TIV increase of only 2.5%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business, rate increases across the book of business and use of inflation guard, partly offset by premium reductions associated with a nearly 16% reduction of our personal lines policies. The Florida TIV increase is similarly driven by strategic growth of our commercial residential portfolio as well as use of inflation guard across the book of business, partly offset by a Florida personal lines TIV decrease of 9.2%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business, rate increases across the book of business and use of inflation guard which ensures appropriate replacement cost values, partly offset by premium reductions associated with a nearly 16% reduction of our personal lines policies. Compared to the second quarter of 2022, premiums-in-force for markets outside of Florida increased 4.2%, while the policy count outside of Florida decreased 8.7% due to underwriting actions and intentional exposure management.

The Supplemental Information table demonstrates progress made compared to the second quarter 2022.

Policies-in-force:	Q2 2023	Q2 2022	% Change
Florida	165,761	195,987	(15.4)%
Other States	323,629	354,534	(8.7)%
Total	489,390	550,521	(11.1)%

Premiums-in-force:
Florida	$665,169,364	$564,814,121	17.8%
Other States	675,983,599	648,621,713	4.2%
Total	$1,341,152,963	$1,213,435,834	10.5%

Total Insured Value:
Florida	$105,826,117,271	$103,200,520,845	2.5%
Other States	297,901,382,470	299,177,714,835	(0.4)%
Total	$403,727,499,741	$402,378,235,680	0.3%

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that are expected to enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit through rate adequacy and more selective underwriting.
o
Continued significant rating actions throughout the book of business resulting in an increase in average premium per policy throughout the book of 24.3% compared to the second quarter of 2022 and 6.8% from the first quarter of 2023.
o
Premiums-in-force were $1.3 billion up 10.5% from the prior year quarter, while policy count is down 11.1%, resulting from continued underwriting efforts to manage exposure for personal residential business while selectively growing the Company’s commercial residential business.
o
Continued focus on tightening underwriting criteria while also restricting new business for policies written in over-concentrated markets or products.
•
Allocate capital to products and geographies that maximize long-term returns.
o
Strategically increased Florida commercial residential premiums-in-force by 75.5% over the prior year quarter while total insured value (“TIV”) for that product increased 35.3% and policies in force increased by only 12.7%.
o
Reduction of policy count for the Florida personal lines product remains a key focus and will continue until the positive impact of recent legislation to reduce abusive claims practices is realized. Policies in force for Florida personal lines business intentionally declined by 15.8% as compared to the prior year period and 3.9% from the first quarter of 2023.
o
This disciplined underwriting approach resulted in a policy count reduction from the prior year quarter of 11.1% while generating a 10.5% increase in premiums-in-force.
•
Maintain a balanced and diversified portfolio.
o
Even with the substantial increase in commercial business, no state represents over 26.2% of the Company's TIV.
o
The top four states grew TIV by an average of 2.6% while the smallest five states grew TIV by 27.3%.
o
As a result of diversification efforts, the top five personal lines states represented 71.6% of all TIV at second quarter 2023 compared to 72.5% of all TIV at second quarter 2022.
o
Florida TIV increased 2.5% related to intentional growth of the Company’s commercial residential product and the use of inflation guard which ensures appropriate replacement cost values for all business, partly offset by the decrease in Florida personal lines policies over the prior year quarter.
o
TIV outside of Florida represented 73.8% of the entire portfolio, compared to 74.4% as of the second quarter of 2022, driven by exposure management of personal lines business throughout the book and selective growth of Florida commercial lines business.
•
Provide coverage suitable to the market and return targets.
o
Continued expansion of Excess & Surplus lines (“E&S”) premium-in-force in California and Florida.
o
Introduce E&S products in South Carolina during third quarter of 2023.
o
Continue to evaluate other strategic states for E&S products.

Reinsurance Commutation

As further described in Note 17, Commitments and Contingencies, to the condensed consolidated financial statements, our 2017 reinsurance agreement with the FHCF requires a commutation no later than 60 months after the end of the contract year, which commutation process began in June 2023. As part of this process, Heritage and FHCF will terminate the 2017 reinsurance agreement and agree on the amount that FHCF will be required to pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process will ultimately result in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma, with the potential for payment by the FHCF to Heritage of a larger or lesser amount than would otherwise have been the FHCF’s responsibility if the commutation were not required by Florida statutes and the contract terms. The commutation process began in June 2023 but has not yet been completed, and the Company cannot predict whether the loss estimates determined by Heritage and the loss estimates determined by the FHCF will differ. As such, there is no assurance that the reported reinsurance recoverable for Hurricane Irma losses from the FHCF will differ from the final amount that will be paid by the FHCF. Further, social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims which, create uncertainty as to the ultimate cost to settle of all the remaining Hurricane Irma claims. Accordingly, the final amount that will be paid by the FHCF could vary from the

Company’s current or future estimation of losses to be recovered from the FHCF. The commutation process will be final and binding on both parties once complete.

Overview of 2023 Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

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

•
Net income for the three months ended June 30, 2023 was $7.8 million or $0.30 per diluted share, compared to a net loss of $87.9 million or ($3.32) per diluted share in the prior year quarter. The variance from the prior year quarter is due to higher net earned premium and net investment income partly offset by higher operating expenses, primarily associated with the increase in gross premiums written from the prior year quarter as well as a net $90.8 million, non-cash goodwill impairment charge reported in the second quarter of 2022, which amounted to a $3.43 loss per share.
•
Gross premiums written were $396.6 million, up 8.6% from $365.3 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial lines business and higher average premium per policy throughout the book of business, partly offset by intentional exposure management related to premium reductions in business outside of Florida of 3.6%. Gross premium written for Florida personal lines business increased 3.0% due to rate increases, despite a 16.6% reduction in policy count from the prior year quarter.
•
Gross premiums earned were $330.0 million, up 11.4% from $296.2 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy and organic growth of the commercial residential business.
•
Net premiums earned were $176.8 million, up 11.7% from $158.3 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the quarter.
•
Losses and loss adjustment expenses ("LAE") incurred were $106.6 million, up 5% from $101.5 million in the prior year quarter. The increase primarily stems from higher attritional losses, partly offset by lower weather losses compared to the prior year quarter. Net current accident year weather losses of $33.8 million, down from $38.1 million in the prior year quarter. There were no catastrophe losses in the quarter compared to catastrophe weather losses of $32.1 million in the prior year quarter. Other weather losses were $33.8 million, up from $6.0 million in the prior year quarter. The net loss ratio also benefited from favorable loss development of $2.7 million compared to unfavorable development in the second quarter of 2022 of $82,000.
•
Ceded premium ratio was 46.4%, down 0.2 points from 46.6% in the prior year quarter driven by higher gross premiums earned, partly offset by the higher cost each year of the catastrophe excess of loss program, which incepts in June.
•
Net loss and LAE ratio was 60.3%, 3.8 points lower than the prior year quarter of 64.1%, driven by higher net premiums earned, partly offset by higher net losses and LAE as described above.
•
The net expense ratio was 34.8% in second quarter 2023, down 0.5 points from the prior year quarter amount of 35.3%, as the benefit of higher net premiums earned over the prior year quarter more than offset higher policy acquisition costs and general and administrative costs.
•
Net combined ratio was 95.1%, down 4.3 points from 99.4% in the prior year quarter, driven by lower net loss and net expense ratios as described above.
•
Effective tax rate was 43.0% compared to (0.6%) in the prior year quarter, driven by the impact of permanent differences in relation to the pre-tax income or loss each quarter. The effective tax rate in second quarter 2023 was impacted by a valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The Company increased its valuation allowance from first quarter 2023 by $2.5 million, adversely impacting the effective tax rate for the quarter. The effective tax rate in second quarter 2022 was impacted by the mostly non-deductible goodwill impairment charge.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$396,559	$365,284	$31,274	8.6%
Change in gross unearned premiums	(66,544)	(69,073)	2,528	(3.7)%
Gross premiums earned	330,015	296,211	33,803	11.4%
Ceded premiums	(153,211)	(137,940)	(15,271)	11.1%
Net premiums earned	176,804	158,270	18,532	11.7%
Net investment income	6,599	2,163	4,436	205.0%
Net realized gains	(1,568)	(102)	(1,466)	NM
Other revenue	3,478	3,438	39	1.1%
Total revenue	$185,313	$163,770	$21,541	13.2%

NM= Not Meaningful

Gross premiums written

Gross premiums written were $396.6 million in second quarter 2023, up 8.6% from $365.3 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial lines business and higher average premium per policy throughout the book of business, partly offset by intentional exposure management related reductions of business outside of Florida by 3.6%. Gross premiums written for Florida personal lines business increased 3.0% due to rate increases, despite a 16.6% reduction in policy count from the prior year quarter.

Premiums-in-force was $1.3 billion as of June 30, 2023, representing a 10.5% increase from second quarter 2022, primarily due to continued proactive underwriting and rate actions, despite a policy count reduction of approximately 61,000 policies. In addition, our intentional growth of the Company’s commercial product, and use of inflation guard throughout the book of business, favorably impacted premiums-in-force. Concurrently, TIV was relatively flat with an increase of only 0.3%.

Gross premiums earned

Gross premiums earned were $330.00 million in second quarter 2023 up 11.4% from $296.2 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth in our commercial residential business.

Ceded premiums

Ceded premiums were $153.2 million in second quarter 2023, up 11.1% from $137.9 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by a modest increase in TIV and significantly higher reinsurance costs for the respective reinsurance contract periods, as well as a larger ceded premium for our net quota share reinsurance associated with premium growth in the northeast.

Net premiums earned

Net premiums earned were $176.8 million in second quarter 2023, up 11.7% from $158.3 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $5.0 million in second quarter 2023, compared to $2.1 million in the prior year quarter. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates, partly offset by an impairment on other investments.

Other revenue

Other revenue was $3.5 million in second quarter 2023, relatively flat compared to the prior year quarter.

Total revenue

Total revenue was $185.3 million in second quarter 2023, up 13.2% from $163.8 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described above.

	For the Three Months Ended June 30,
(Unaudited)	2023	2022	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	106,646	101,522	5,124	5.0%
Policy acquisition costs	41,451	38,375	3,077	8.0%
General and administrative expenses	20,058	17,466	2,593	14.8%
Goodwill and intangible asset impairment	767	91,959	(91,193)	(99.2)%
Total operating expenses	168,922	249,322	(80,399)	(32.2)%

Losses and loss adjustment expenses

Losses and LAE were $106.7 million in second quarter 2023, up 5.0% from $101.5 million in the prior year quarter. The increase stems from higher attritional losses, partly offset by lower net weather losses, as described above. Additionally, we experienced $2.7 million of favorable prior year development compared to $82,000 of unfavorable prior year development in the prior year quarter. Refer to Note 17, Commitments and Contingencies, to the condensed consolidated financial statements for discussion related to the upcoming commutation of our 2017 reinsurance contract with the FHCF.

Policy acquisition costs

Policy acquisition costs were $41.5 million in second quarter 2023, up 8.0% from $38.4 million in the prior year quarter. The increase is primarily attributable to acquisition costs associated with growth in gross premiums written and is partly offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $20.1 million in second quarter 2023, up 14.8% from the prior year quarter. The increase was driven primarily by increased human capital and software costs.

Impairment of Named Intangibles and Goodwill

During the three months ended June 30, 2023, certain brand and customer relations within the Company's restoration provider with a net value of $766,600 were impaired due to the discontinuation of providing restoration services to our policyholders. During the three months ended June 30, 2022, as a result of a goodwill impairment analysis, the entire amount of remaining goodwill was impaired, reducing our carrying value of goodwill from $92.0 million to $0.

	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income (loss)	16,391	(85,552)	101,943	(119.2)%
Interest expense, net	2,740	1,751	989	56.5%
Income (loss) before income taxes	13,651	(87,303)	100,954	(115.6)%
Provision for income taxes	5,872	563	5,309	NM
Net income (loss)	$7,779	$(87,866)	$95,645	(108.9)%
Basic earnings (loss) per share	$0.30	$(3.32)	$3.63	(109.2)%
Diluted earnings (loss) per share	$0.30	$(3.32)	$3.63	(109.1)%

NM -Not meaningful

Net income (loss)

Second quarter 2023 net income was $7.8 million ($0.30 earnings per share), up from net loss of $87.9 million or ($3.32 loss per share) in the prior year quarter. The quarter-over-quarter change primarily stems from the goodwill impairment in the prior year quarter as described above as well as higher underwriting income in the current year quarter driven by higher rates and investment income and a lower loss ratio, as described below.

Interest expense, net

Interest expense, net was $2.7 million in the second quarter of 2023, up 56.5% from the prior year quarter and driven by higher variable interest rates on our debt.

Provision for income taxes

The provision for income taxes was $5.9 million in second quarter 2023 compared to $563,000 in the prior year quarter. The effective tax rate for second quarter 2023 was 43.0% compared to (0.6%) in the prior year quarter. The effective tax rate in second quarter 2023 was impacted by a valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda, which caused an increase in the effective tax rate. The Company increased its valuation allowance from first quarter 2023 by $2.5 million, adversely impacting the effective tax rate for the quarter. The effective tax rate in second quarter 2022 was impacted by the mostly non-deductible goodwill impairment charge described above. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Three Months Ended June 30,
(Unaudited)	2023	2022
Ceded premium ratio	46.4%	46.6%

Net loss and LAE ratio	60.3%	64.1%
Net expense ratio	34.8%	35.3%
Net combined ratio	95.1%	99.4%

Net combined ratio

The net combined ratio was 95.1% in second quarter 2023, down 4.3 points from 99.4% in the prior year quarter. The decrease primarily stems from lower net loss and LAE and net expense ratios as described below.

Ceded premium ratio

The ceded premium ratio was 46.4% in second quarter 2023, down 0.2 points from 46.6% in the prior year quarter driven by a higher cost of the 2023-2024 and 2022-2023 catastrophe excess of loss programs and net quota share program, as described above, partly offset by higher gross premiums earned.

Net loss and LAE ratio

The net loss and LAE ratio was 60.3%, 3.8 points lower than the prior year quarter of 64.1%, driven by higher net premiums earned, partly offset by higher net losses and LAE driven by higher attritional losses, net of lower weather losses.

Net expense ratio

The net expense ratio was 34.8%, down 0.5 points from the prior year quarter amount of 35.3%, as higher policy acquisition costs resulting from the increase in gross premiums written as well as higher general and administrative costs, driven by increased human capital and software costs, were more than offset by the benefit of higher net premiums earned over the prior year quarter.

Comparison of the Six Months Ended June 30, 2023 and 2022

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$706,868	$648,480	$58,387	9.0%
Change in gross unearned premiums	(59,831)	(64,901)	5,069	(7.8)%
Gross premiums earned	647,037	583,579	63,456	10.9%
Ceded premiums	(304,204)	(272,379)	(31,825)	11.7%
Net premiums earned	342,833	311,200	31,631	10.2%
Net investment income	12,181	4,163	8,018	192.6%
Net realized gains	330	(118)	448	(379.9)%
Other revenue	6,890	7,133	(243)	(3.4)%
Total revenue	$362,234	$322,378	$39,854	12.4%

Total revenue

Total revenue was $362.2 million for the six months ended June 30, 2023, up 12.4% from $322.4 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income, as described below.

Gross premiums written

Gross premiums written were $706.9 million for the six months ended June 30, 2023, up 9.0% from $648.5 million in the prior period, reflecting a strategic and substantial increase in Florida commercial lines business and higher average premium per policy throughout the book of business, partly offset by intentional exposure management related reductions on personal lines business throughout most states.

Premiums-in-force was $1.3 billion as of June 30, 2023, representing a 10.5% increase from second quarter 2022, primarily due to continued proactive underwriting and rate actions, despite a policy count reduction of approximately 61,000 policies. In addition, our intentional growth of the Company’s commercial product, and use of inflation guard throughout the book of business, favorably impacted premiums-in-force. Concurrently, TIV was relatively flat with an increase of only 0.3%.

Gross premiums earned

Gross premiums earned were $647.0 million for the six months ended June 30, 2023, up 10.9% from $583.6 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months.

Ceded premiums earned

Ceded premiums earned were $304.2 million for the six months ended June 30, 2023, up 11.7% from $272.4 million in the prior year period. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program driven by a modest increase in TIV and significantly higher reinsurance costs for the respective reinsurance contract periods as well as a larger ceded premium for our net quota share reinsurance associated with premium growth in the northeast.

Net premiums earned

Net premiums earned were $342.8 million for the six months ended June 30, 2023, up 10.2% from $311.2 million in the prior year period. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $12.5 million for the six months ended June 30, 2023, compared to $4.0 million in the prior year period. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates.

Other revenue

Other revenue was $6.9 million for the six months ended June 30, 2023, down 3.4% from $7.1 million in the prior year period, driven primarily by a decline in policy fee income associated with the reduction of policies in force.

	For the Six Months Ended June 30,
(Unaudited)	2023	2022	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	204,098	241,560	(37,461)	(15.5)%
Policy acquisition costs	81,776	76,632	5,144	6.7%
General and administrative expenses	39,111	37,190	1,921	5.2%
Goodwill and intangible asset impairment	767	91,959	(91,193)	(99.2)%
Total operating expenses	325,752	447,341	(121,589)	(27.2)%

Total operating expenses

Total operating expenses were $325.8 million for the six months ended June 30, 2023, down 27.2% from $447.3 million in the prior year period, primarily due to the previously mentioned $92.0 million goodwill impairment charge taken in the prior year period, and a $37.5 million decrease in losses and loss adjustment expenses detailed below.

Losses and loss adjustment expenses

Losses and LAE were $204.1 million for the six months ended June 30, 2023, down 15.5% from $241.6 million in the prior year period driven by significantly lower net weather losses. Net current accident year weather losses were $46.9 million, down 54.0% from $101.9 million in the prior year period. Current accident year weather losses include $5.0 million of net current accident year catastrophe losses, down from $77.2 million in the prior year period, and $41.6 million of other weather losses, up from $24.7 million in the prior year period. Additionally, we experienced $4.2 million of favorable prior year development compared to $2.5 million of unfavorable prior year development in the prior year period.

Policy acquisition costs

Policy acquisition costs were $81.8 million for the six months ended June 30, 2023, up 6.7% from $76.6 million in the prior year period. The increase is primarily attributable to acquisition costs associated with growth in gross premiums written.

General and administrative expenses

General and administrative expenses were $39.1 million for the six months ended June 30, 2023, up 5.2% from $37.2 million in the prior year period. The increase was driven primarily by increased human capital and software costs.

Impairment of Named Intangibles and Goodwill

During the six months ended June 30, 2023, certain brand and customer relations with a net value of $766,600 within the Company's restoration provider were impaired due to the discontinuation of providing restoration services to our policyholders. During the six months ended June 30, 2022, as a result of a goodwill impairment analysis, the entire amount of remaining goodwill was impaired, reducing our carrying value of goodwill from $92.0 million to $0.

	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income (loss)	36,482	(124,963)	161,445	(129.2)%
Interest expense, net	5,621	3,723	1,898	51.0%
Income (loss) before income taxes	30,861	(128,686)	159,547	(124.0)%
Provision (benefit) for income taxes	9,074	(10,061)	19,135	(190.2)%
Net income (loss)	$21,787	$(118,625)	$140,412	(118.4)%
Basic earnings (loss) per share	$0.85	$(4.46)	$5.31	(147.8)%
Diluted earnings (loss) per share	$0.85	$(4.46)	$5.31	(147.8)%

Net income (loss)

Net income for the six months ended June 30, 2023 was $21.8 million ($0.85 earnings per share), compared to a net loss of $118.6 million ($4.46 loss per share) in the prior year period. The year-over-year change primarily stems from a $90.8 million (net of a $1.2 million tax deductible portion) non-cash goodwill impairment charge (contributing a $3.41 loss per share) and an underwriting loss driven by a higher net loss ratio in the prior year period, compared to underwriting income in the current year period driven by higher rates and investment income and lower weather losses, as described above.

Interest expense, net

Net interest expense was $5.6 million for the six months ended June 30, 2023, up from the prior year period, driven by higher variable interest rates on our debt.

Provision (benefit) for income taxes

The provision for income taxes was $9.1 million for the six months ended June 30, 2023 compared to a benefit for income taxes of $10.1 million in the prior year period. The effective tax rate was 29.4% for the six months ended June 30, 2023 compared to 7.8% for the prior year period. The effective tax rate for the six months ended June 30, 2023 was impacted by a valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda, which caused an increase in the effective tax rate. The effective tax rate for the six months ended June 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge described above. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Six Months Ended June 30,
(Unaudited)	2023	2022
Ceded premium ratio	47.0%	46.7%

Net loss and LAE ratio	59.5%	77.6%
Net expense ratio	35.3%	36.6%
Net combined ratio	94.8%	114.2%

Net combined ratio

The net combined ratio was 94.8% for the six months ended June 30, 2023, down 19.4 points from 114.2% in the prior year period. The decrease primarily stems from lower net loss and LAE and net expense ratios as described below.

Ceded premium ratio

The ceded premium ratio was 47.0% for the six months ended June 30, 2023, up 0.3 points from 46.7% in the prior year period, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 59.5% for the six months ended June 30, 2023, down 18.1 points from 77.6% in the prior year period, driven by higher net premiums earned and significantly lower weather losses compared to the prior year period.

Net expense ratio

The net expense ratio was 35.3% for the six months ended June 30, 2023, down 1.3 points from 36.6% in the prior year period, driven by the benefit of higher net earned premium.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. At June 30, 2023, we had $256.8 million of cash and cash equivalents and $708.3 million in investments, compared to $287.6 million and $653.6 million, respectively, as of December 31, 2022. The decrease in cash and cash equivalents was primarily due to strategic investment of proceeds from investment maturities and operating cash into short term treasury bills to achieve a higher yield without increasing credit risk, and to increase liquidity.

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

Cash Flows

	For the Six Months Ended June 30,
	2023	2022	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$24,119	$(47,535)	$71,654
Investing activities	(50,100)	(14,046)	(36,054)
Financing activities	(4,821)	(6,823)	2,002
Net increase (decrease) in cash and cash equivalents	$(30,802)	$(68,404)	$37,602

Operating Activities

Net cash provided by operating activities was $24.1 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $47.6 million for the comparable period in 2022. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first six months of 2023 compared to the first six months of 2022.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $50.1 million as compared to net cash used in investing activities of $14.0 million for the comparable period in 2022. The change in cash used in investing activities relates primarily to the timing of investment maturities and related re-investment of proceeds and operating cash into short-term treasury bills.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $4.8 million, as compared to cash used in financing activities of $6.8 million for the comparable period in 2022. The change in net cash used in financing activities relates primarily to the principal payments made on debt during the six months ended June 30, 2023, the repurchase of $5 million in treasury stock, and a $15 million draw from our Revolving Credit Facility (defined below) to purchase and retire $11.7 million of Convertible Notes (defined below), as described in Note 14 to the condensed consolidated financial statements, during the six months ended June 30, 2022 partly offset by higher interest.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of June 30, 2023, there was $84.4 million in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of June 30, 2023, the Company had drawn $10.0 million under the Revolving Credit Facility and had unused letter of credit of $10.0 million.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2023, the borrowings under the Term Loan Facility and Revolving Credit Facility are accruing interest at a rate of 7.905% and 7.948% per annum, respectively.

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

Convertible Notes

On August 10, 2017, the Company and Heritage MGA, LLC (the “Notes Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $136.8 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”). The Purchase Agreement contained customary representations, warranties and agreements of the Company and the Notes Guarantor and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions. The net proceeds from the offering of the Convertible Notes, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The offering of the Convertible Notes was completed on August 16, 2017.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of June 30, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depository for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of June 30, 2023 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $24.3 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. The principal balance on the loan has a maturity date of December 13, 2023. In connection with the agreement, the subsidiary became a member of the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. As of June 30, 2023, the common stock was valued at $1.2 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.55 years and 3.758 years at June 30, 2023 and 2022, and 3.179 years at December 31, 2022. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at June 30, 2022.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e)

Amendments to Employment Agreements

On June 19, 2023, the members of the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved amendments (the “Amendments”) to the existing employment agreements with each of the following executive officers of the Company: Ernie Garateix, Chief Executive Officer, Kirk H. Lusk, Chief Financial Officer, Timothy Moura, President, NBIC and Sharon Binnun, Chief Accounting Officer (collectively, the “Executives”). Pursuant to the Amendments, each Executive is entitled to an annual cash incentive based on Company financial performance and individual performance criteria, as determined by the Board or the Committee, to be paid at such times and in such amounts to be established by the Board or Committee, subject to the minimum threshold, target and maximum amounts set forth in the existing employment agreements, which amounts were not modified by the Amendments. Each Executive is also entitled to participate in the Company’s long-term incentive plan, under which, the Executive is entitled to receive (i) an annual time-based equity award which will vest in three equal annual installments and which has a minimum value as set forth in the existing employment agreements, which amounts were not modified by the Amendments, and (ii) an annual performance-based equity award with the ultimate potential performance-based equity award earned ranging from a threshold amount to a maximum amount based on the performance criteria and vesting terms established by the Board or the Committee in its sole discretion, subject to the minimum threshold, target and maximum value amounts set forth in the existing employment agreements, which amounts were not modified by the Amendments. Annual time-based equity awards and performance-based equity awards are subject to the terms of the Company’s 2023 Omnibus Incentive Plan or any other equity incentive plan approved and adopted by the Board.

The foregoing description of the Amendments is qualified in its entirety by reference to the text of each of the Amendments, which are attached hereto as Exhibits 10.1 through 10.4 and incorporated herein by reference, and to the existing employment agreements with each Executive, each of which were previously by the Company.

Executive Officer Equity Awards

On July 11, 2023 (the “Grant Date”), the Committee approved an award of time-based restricted stock and performance-based restricted stock (collectively, the “Equity Awards”) under the Company’s 2023 Omnibus Incentive Plan as contemplated by the existing employment agreements and the Amendments, subject to the terms of the applicable award agreement with each of the Executives. The Equity Awards were granted to the Executives in the following amounts:

•
Ernie Garateix, Chief Executive Officer received an award of time-based restricted stock with a value on the Grant Date equal to $825,000 and an award of performance-based restricted stock with a threshold, target and maximum value on the Grant Date equal to $412,500, $825,000 and $1,650,000, respectively;
•
Kirk H. Lusk, Chief Financial Officer received an award of time-based restricted stock with a value on the Grant Date equal to $300,000 and an award of performance-based restricted stock with a threshold, target and maximum value on the Grant Date equal to $200,000, $400,000 and $800,000, respectively;

•
Timothy Moura, President, NBIC received an award of time-based restricted stock with a value on the Grant Date equal to $150,000 and an award of performance-based restricted stock with a threshold, target and maximum value on the Grant Date equal to $100,000, $200,000 and $400,000, respectively; and
•
Sharon Binnun, Chief Accounting Officer received an award of time-based restricted stock with a value on the Grant Date equal to $80,000 and an award of performance-based restricted stock with a threshold, target and maximum value on the Grant Date equal to $100,000, $200,000 and $400,000, respectively.

The Grant Date values of the Equity Awards approved by the Committee were greater than the amounts set forth in the Executives’ respective existing employment agreements in order to mitigate the negative impact to the Executives of the delay in issuing the Equity Awards to which each Executive was entitled pursuant to their existing employment agreements until the 2023 Omnibus Incentive Plan was approved by the Company’s stockholders at the Company’s 2023 annual meeting of stockholders.

The Equity Awards were issued pursuant to the terms of a restricted stock award agreement substantially in the form previously filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021, which is incorporated herein by reference.

Trading Arrangements

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
10.1*	Amendment to Employment Agreement, dated as of June 19, 2023, by and between Heritage Insurance Holdings, Inc. and Ernie Garateix†
10.2*	Amendment to Employment Agreement, dated as of June 19, 2023, by and between Heritage Insurance Holdings, Inc. and Kirk Lusk†
10.3*	Amendment to Employment Agreement, dated as of June 19, 2023, by and between Heritage Insurance Holdings, Inc. and Tim Moura†
10.4*	Amendment to Employment Agreement, dated as of June 19, 2023, by and between Heritage Insurance Holdings, Inc. and Sharon Binnun†
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Data Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 9, 2023	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 9, 2023	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)