Form 10-Q
period 2023-09-30
Heritage Insurance Holdings, Inc.
filed 2023-11-06
CIK 1598665

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on November 1, 2023 was 39,015,533.

HERITAGE INSURANCE HOLDINGS, INC.

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1 Unaudited Financial Statements
Condensed Consolidated Balance Sheets: September 30, 2023 (unaudited) and December 31, 2022	2
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income: Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity: Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 Quantitative and Qualitative Disclosures about Market Risk	38
Item 4 Controls and Procedures	38
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	39
Item 1A Risk Factors	39
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 5 Other Information	39
Item 6 Exhibits	39
Signatures	40

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) statements of management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) projections of revenue, earnings, capital structure, reserves and other financial items; (vii) assumptions underlying our critical accounting policies and estimates; (viii) assumptions underlying statements regarding us and our business; (ix) statements regarding the impact of legislation; (x) expectations regarding claims and related expenses, and our reinsurers’ obligations; (xi) beliefs regarding pending legal proceedings and their effect on our financial position; and (xii) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2022 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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
•
failure of our information technology systems or those of our key service providers and unsuccessful development and implementation of new technologies, which may require further capital expenditures;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $716,447 and $705,548)	$651,520	$635,572
Equity securities, at fair value, (cost $1,739 and $1,514)	1,739	1,514
Other investments, net	11,745	16,484
Total investments	665,004	653,570
Cash and cash equivalents	228,848	280,881
Restricted cash	9,733	6,691
Accrued investment income	3,725	3,817
Premiums receivable, net	80,256	92,749
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197 and $45	727,435	805,059
Prepaid reinsurance premiums	403,684	306,977
Income tax receivable	14,872	12,118
Deferred income tax asset, net	16,092	16,841
Deferred policy acquisition costs, net	104,098	99,617
Property and equipment, net	32,418	25,729
Right-of-use lease asset, finance	18,214	20,132
Right-of-use lease asset, operating	7,166	7,335
Intangibles, net	44,101	49,575
Other assets	13,060	11,509
Total Assets	$2,368,706	$2,392,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$971,321	$1,131,807
Unearned premiums	688,872	656,641
Reinsurance payable	282,663	199,803
Long-term debt, net	122,066	128,943
Advance premiums	33,706	26,516
Accrued compensation	8,611	6,594
Lease liability, finance	20,903	22,557
Lease liability, operating	8,439	8,690
Accounts payable and other liabilities	80,739	80,010
Total Liabilities	$2,217,320	$2,261,561

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 39,028,260 shares issued and 26,796,586 outstanding at September 30, 2023 and 37,796,107 shares issued and 25,539,433 outstanding at December 31, 2022	3	3
Additional paid-in capital	336,829	334,711
Accumulated other comprehensive loss, net of taxes	(49,719)	(53,585)
Treasury stock, at cost, 12,231,674 shares at each September 30, 2023 and December 31, 2022	(130,900)	(130,900)
Retained deficit	(4,827)	(19,190)
Total Stockholders' Equity	151,386	131,039
Total Liabilities and Stockholders' Equity	$2,368,706	$2,392,600

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUES:
Gross premiums written	$309,510	$304,501	$1,016,378	$952,981
Change in gross unearned premiums	27,466	3,458	(32,366)	(61,442)
Gross premiums earned	336,976	307,959	984,012	891,539
Ceded premiums	(160,335)	(148,266)	(464,539)	(420,645)
Net premiums earned	176,641	159,693	519,473	470,894
Net investment income	6,867	2,887	19,048	7,050
Net realized losses and impairment losses	(379)	(3)	(49)	(121)
Other revenue	3,171	2,916	10,060	10,049
Total revenues	186,300	165,493	548,532	487,872
EXPENSES:
Losses and loss adjustment expenses	131,397	155,849	335,495	397,409
Policy acquisition costs, net of ceding commission income (1)	42,427	39,194	124,202	115,826
General and administrative expenses, net of ceding commission income(2)	21,911	17,758	61,022	54,947
Goodwill and intangible asset impairment	—	—	767	91,959
Total expenses	195,735	212,801	521,486	660,141
Operating (loss) income	(9,435)	(47,308)	27,046	(172,269)
Interest expense, net	2,591	2,027	8,211	5,750
(Loss) income before income taxes	(12,026)	(49,335)	18,835	(178,019)
(Benefit) provision for income taxes	(4,602)	(1,095)	4,472	(11,155)
Net (loss) income	$(7,424)	$(48,240)	$14,363	$(166,864)
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized (losses) gains on investments	(4,494)	(17,471)	4,664	(65,403)
Reclassification adjustment for net realized investment losses	379	3	390	121
Income tax benefit (expense) related to items of other comprehensive (loss) income	970	4,089	(1,188)	15,282
Total comprehensive (loss) income	$(10,569)	$(61,619)	$18,229	$(216,864)
Weighted average shares outstanding
Basic	26,698,806	26,369,265	25,941,422	26,536,700
Diluted	26,698,806	26,369,265	25,980,931	26,536,700
(Loss) earnings per share
Basic	$(0.28)	$(1.83)	$0.55	$(6.29)
Diluted	$(0.28)	$(1.83)	$0.55	$(6.29)

(1)
Policy acquisition costs includes $11.9 million and $37.3 million of ceding commission income for the three and nine months ended September 30, 2023 and $11.7 million and $34.9 million of ceding commission income for the three and nine months ended September 30, 2022, respectively.
(2)
General and administration includes $4.0 million and $12.3 million of ceding commission income for the three and nine months ended September 30, 2023 and $3.8 million and $11.5 million of ceding commission income for the three and nine months ended September 30, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained (Deficit) Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,279)	(2,279)
Issued restricted stock	63,744	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	403	—	—	—	403
Net income	—	—	—	7,779	—	—	7,779
Balance at June 30, 2023	25,622,495	$3	$335,501	$2,597	$(130,900)	$(46,574)	$160,627
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,145)	(3,145)
Issued restricted stock	1,223,111	—	—	—	—	—	—
Forfeiture on restricted stock	(49,020)	—	(13)	—	—	—	(13)
Stock-based compensation on restricted stock	—	—	1,341	—	—	—	1,341
Net loss	—	—	—	(7,424)	—	—	(7,424)
Balance at September 30, 2023	26,796,586	$3	$336,829	$(4,827)	$(130,900)	$(49,719)	$151,386

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(24,321)	(24,321)
Shares tendered for income taxes withholding	(9,849)	—	(89)	—	—	—	(89)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	397,176	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	505	—	—	—	505
Stock buy-back	(721,118)	—	—	—	(5,000)	—	(5,000)
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,621)	—	—	(1,621)
Net loss	—	—	—	(30,759)	—	—	(30,759)
Balance at March 31, 2022	26,444,720	$3	$333,213	$106,001	$(128,557)	$(28,894)	$281,766
Net unrealized change in investments, net of tax	—	—	—	—	—	(12,300)	(12,300)
Adjustment to shares tendered for income taxes withholding	—	—	31	—	—	—	31
Issued restricted stock	99,376	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	503	—	—	—	503
Cash dividends declared ($0.06 per common stock)	—	—	—	(1,588)	—	—	(1,588)
Net loss	—	—	—	(87,866)	—	—	(87,866)
Balance at June 30, 2022	26,544,096	$3	$333,747	$16,547	$(128,557)	$(41,194)	$180,546
Net unrealized change in investments, net of tax	—	—	—	—	—	(13,379)	(13,379)
Adjustment to shares tendered for income taxes withholding	—	—	—	—	—	—	—
Forfeiture on restricted stock	(12,422)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	499	—	—	—	499
Stock buy-back	(632,744)	—	—	—	(1,729)	—	(1,729)
Cash dividends declared ($0.06 per common stock)	—	—	—	—	—	—	—
Net loss	—	—	—	(48,240)	—	—	(48,240)
Balance at September 30, 2022	25,898,930	$3	$334,246	$(31,693)	$(130,286)	$(54,573)	$117,697

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$14,363	$(166,864)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	2,126	1,507
Bond amortization and accretion	(2,484)	2,561
Amortization of original issuance discount on debt	362	919
Goodwill or intangible asset impairment	767	91,959
Depreciation and amortization	6,463	6,233
Allowance for bad debt	52	10
Expected credit allowance on reinsurance	152	—
Net realized investment loss	49	121
Deferred income taxes, net	(439)	(8,781)
Changes in operating assets and liabilities:
Accrued investment income	92	(350)
Premiums receivable, net	12,441	(4,211)
Prepaid reinsurance premiums	(96,707)	(115,495)
Reinsurance recoverable on paid and unpaid claims	77,472	(597,234)
Income taxes receivable	(2,754)	(2,021)
Deferred policy acquisition costs, net	(4,481)	(6,768)
Right of use leased asset	2,087	2,535
Other assets	(1,551)	1,139
Unpaid losses and loss adjustment expenses	(160,486)	619,186
Unearned premiums	32,231	61,494
Lease incentives	—	1,622
Reinsurance payable	82,860	86,570
Accrued interest	(441)	(160)
Accrued compensation	2,017	53
Advance premiums	7,190	13,351
Operating lease liabilities	(1,905)	(2,271)
Other liabilities	1,182	(585)
Net cash used in operating activities	(29,342)	(15,480)
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	241,983	56,334
Fixed maturity securities purchases	(250,783)	(88,137)
Purchases in other investments	—	(7,500)
Sale on other investments and return of capital	5,080	14,345
Equity securities reinvestments of dividends	(226)	(99)
Leasehold improvements	—	(3,539)
Cost of property and equipment acquired	(8,445)	(4,911)
Net cash used in investing activities	(12,391)	(33,507)
FINANCING ACTIVITIES
Repayment of term note	(7,125)	(2,625)
Mortgage loan payments	(114)	(240)
Draw from revolver	—	25,000
Repurchase of convertible notes	—	(22,529)
Purchase of treasury stock	—	(6,729)
Tax withholdings on share-based compensation awards	(8)	(58)
Dividends paid	(11)	(4,771)
Net cash used in financing activities	(7,258)	(11,952)
Decrease in cash, cash equivalents, and restricted cash	(48,991)	(60,939)
Cash, cash equivalents and restricted cash, beginning of period	287,572	364,752
Cash, cash equivalents and restricted cash, end of period	$238,581	$303,813
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$7,664	$6,222
Interest paid	$6,803	$4,245

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$228,848	$280,881
Restricted cash	9,733	6,691
Total	$238,581	$287,572

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

September 30, 2023	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$174,962	$5	$2,377	$172,590
States, municipalities and political subdivisions	94,079	—	12,099	81,980
Special revenue	256,159	—	33,054	223,104
Industrial and miscellaneous	191,247	7	17,409	173,845
Total	$716,447	$12	$64,939	$651,520
(1)
Includes securities at September 30, 2023 with a carrying amount of $25.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

Net Realized and Unrealized Losses and Impairments

The following tables present net realized losses on the Company’s debt securities available-for-sale for the three and nine months ended September 30, 2023 and 2022, respectively:

	2023		2022
Three Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$2	$1,498	$—	$50
Total realized losses	(381)	40,705	(3)	110
Net realized losses	$(379)	$42,202	$(3)	$160

	2023		2022
Nine Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$1	$1,900	$32	$2,451
Total realized losses	(391)	41,137	(153)	6,206
Net realized losses	$(390)	$43,037	$(121)	$8,657

The following table presents the reconciliation of net realized losses and impairments of the Company’s investments reported for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Gross realized gains on sales of available-for-sale securities	$2	$—	$1	$32
Impairments on other investments	—	—	(1,559)	—
Realized losses on sales of available-for-sale securities	(381)	(3)	(391)	(153)
Gross realized gains on sale of other investments (1)	—	—	1,900	—
Net realized losses and impairments	$(379)	$(3)	$(49)	$(121)

(1) During the first quarter, the Company sold its investment in an Insurtech company for $4.0 million, resulting in a $1.9 million realized gain on the investment.

The table below summarizes the Company’s debt securities at September 30, 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$177,224	24.7%	$175,446	26.9%
Due after one year through five years	356,122	49.7%	325,531	50.0%
Due after five years through ten years	148,815	20.8%	121,684	18.7%
Due after ten years	34,286	4.8%	28,859	4.4%
Total	$716,447	100.0%	$651,520	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Debt securities	$4,685	$2,992	$12,723	$7,695
Equity securities	79	—	170	—
Cash and cash equivalents	1,746	273	6,195	433
Other investments	687	135	1,525	447
Net investment income	7,197	3,400	20,613	8,575
Less: Investment expenses	330	513	1,565	1,525
Net investment income, less investment expenses	$6,867	$2,887	$19,048	$7,050

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2023 and December 31, 2022, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
September 30, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	24	$141	$67,724	58	$2,236	$63,678
States, municipalities and political subdivisions	2	32	2,261	109	12,067	77,265
Special revenue	26	184	11,773	427	32,870	208,881
Industrial and miscellaneous	56	523	34,925	211	16,886	133,162
Total fixed maturity securities	108	$880	$116,683	805	$64,059	$482,986

	Less Than Twelve Months			Twelve Months or More
December 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	61	$2,040	$56,389	36	$2,053	$56,389
States, municipalities and political subdivisions	28	1,967	17,730	95	10,767	68,852
Special revenue	273	5,832	57,881	259	28,985	167,384
Industrial and miscellaneous	95	1,535	32,387	197	16,912	134,462
Total fixed maturity securities	457	$11,374	$164,386	587	$58,717	$427,087

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. The average rating was an A+ for the nine months ended September 30, 2023. The Company does not intend to sell and it is unlikely the Company will be required to sell the securities prior to their anticipated recovery. The debt issuers continue to make timely principal and interest payments on the bonds. After taking into account these and other factors previously described, the Company believes these unrealized losses generally were caused by an increase in market interest rates since the time the securities were purchased and not as a result of credit losses.

No credit loss allowance was recorded for the nine months ended September 30, 2023 or for the year ended December 31, 2022.

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

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method, with income reported in earnings. The Company also holds a passive investment in a Real Estate Investment Trust (“REIT”), which is accounted for using the measurement alternative method, and reported at cost less impairment (if any), plus or minus changes from observable price changes. During the nine months ended September 30, 2023, the Company recorded a $1.6 million impairment on certain non-consolidated VIEs. At December 31, 2022, the Company held an equity investment in an Insurtech company, which was sold during the three months ended March 31, 2023 at a gain.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at September 30, 2023 and December 31, 2022, respectively (in thousands):

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,821	$1,821	$3,517	$3,517
Investments in non-consolidated VIEs - Amortized cost	$8,490	$8,490	$8,490	$8,490
Investments in non-consolidated VIEs - Measurement alternative	$1,434	$1,434	$4,477	$4,477
Total non-consolidated VIEs	$11,745	$11,745	$16,484	$16,484

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At September 30, 2023 and December 31, 2022, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$172,590	$—	$172,590	$—
States, municipalities and political subdivisions	81,980	—	81,980	—
Special revenue	223,104	—	223,104	—
Industrial and miscellaneous	173,845	—	173,845	—
Total investments	$651,520	$—	$651,520	$—

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(In thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$117,742	$—	$117,742	$—
States, municipalities and political subdivisions	91,627	—	91,627	—
Special revenue	250,130	—	250,130	—
Industrial and miscellaneous	176,073	—	176,073	—
Total investments	$635,572	$—	$635,572	$—

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

For the nine months ended September 30, 2023, the Company recorded an impairment of approximately $1.0 million for a loss measurement based on the difference between the acquisition costs and current fair value (less any prior impairment loss that security previously recognized) on certain equity method investments. Changes in the fair value of equity securities are also included in net realized losses and impairment losses on the Company's Consolidated Statements of Comprehensive (Loss) Income and are not reversed.

Certain of the Company’s investments are measured in accordance with GAAP for the type of investment, using methodologies other than fair value. For the nine months ended September 30, 2023, the Company recorded an impairment for named intangible assets related to certain brands and customer relations within the Company's restoration service provider with a net value of $766,600, which were impaired due to the discontinuation of providing restoration services to the Company’s policyholders.

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

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following tables summarize other comprehensive income (loss) and disclose the tax impact of each component of other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, respectively:

	For the Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive loss
Change in unrealized losses on investments, net	$(4,494)	$1,059	$(3,435)	$(17,471)	$4,090	$(13,381)
Reclassification adjustment of realized losses included in net loss	379	(89)	290	3	(1)	2
Effect on other comprehensive loss	$(4,115)	$970	$(3,145)	$(17,468)	$4,089	$(13,379)

	For the Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$4,664	$(1,097)	$3,567	$(65,403)	$15,310	$(50,093)
Reclassification adjustment of realized losses included in net income (loss)	390	(92)	298	121	(28)	93
Effect on other comprehensive income (loss)	$5,054	$(1,188)	$3,866	$(65,282)	$15,282	$(50,000)

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Nine Months Ended September 30,
	2023	2022
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,183	$1,055
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,921	1,943
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	671	739
Total finance lease cost	$2,592	$2,682
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,175	$713
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$113	$142

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	September 30, 2023	December 31, 2022
Right of use assets	$7,166	$7,335
Lease liability	$8,439	$8,690
Finance Leases
Right of use assets	$18,214	$20,132
Lease liability	$20,903	$22,557

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	September 30, 2023		December 31, 2022
Operating lease	5.80	yrs.	6.49	yrs.
Finance lease	7.41	yrs.	8.13	yrs.
Weighted-average discount rate
Operating lease	4.90%		5.14%
Finance lease	4.15%		4.16%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2023	$761	$427
2024	3,101	1,716
2025	3,166	1,609
2026	3,197	1,587
2027	3,190	1,595
2028 and thereafter	10,920	2,846
Total lease payments	24,335	9,780
Less: imputed interest	(3,432)	(1,341)
Present value of lease liabilities	$20,903	$8,439

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	14,081	6,884
Computer hardware and software	9,962	8,851
Office furniture and equipment	1,484	1,381
Tenant and leasehold improvements	10,519	10,485
Vehicle fleet	594	594
Total, at cost	48,821	40,376
Less: accumulated depreciation and amortization	(16,403)	(14,647)
Property and equipment, net	$32,418	$25,729

For the three and nine months ended September 30, 2023, the Company invested $1.1 million and $7.1 million, respectively, for software development and implementation services for a new policy, billing and claims system. On June 12, 2023, the Company placed into service the claims component of the software valued at approximately $2.0 million with the remaining components anticipated to be placed into service in early 2024.

Depreciation and amortization expense for property and equipment was approximately $653,000 and $544,900 for the three months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense for property and equipment was approximately $1.8 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage.

NOTE 7. INTANGIBLE ASSETS

At September 30, 2023 and December 31, 2022, intangible assets were $44.1 million and $49.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible. Impairment testing is required when events occur that indicate an asset may not be recoverable, such as a triggering event. Management reviews other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that the Company's other intangible assets might be impaired.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses. During the second quarter of 2023, certain brand and customer relations within the Company's restoration provider with a net value of $766,600 were impaired due to the discontinuation of providing restoration services to the Company’s policyholders. The impairment loss of $766,600 was included in Goodwill and intangible asset impairment in the Company's consolidated statements of operations for the nine months ended September 30, 2023.

Other than the impairment of certain brand and customer relations due to the discontinued services described above, there was no impairment of the intangible assets with definite lives for the three and nine months ended September 30, 2023.

During the second quarter of 2022, management concluded the remaining balance of its goodwill was fully impaired and that its carrying value of $92.0 million be written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company's markets; and (iii) the Company's market cap was below book value. These factors reduced the Company's previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, most of which is not tax deductible.

Amortization expense of the Company’s intangible assets for each of the respective three and nine month periods ended September 30, 2023 and 2022 was $1.6 million and $4.8 million, respectively.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2023 - remaining	$1,546
2024	$6,183
2025	$6,183
2026	$6,033
2027	$5,836
Thereafter	$17,003
Total	$42,786

NOTE 8. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and Diluted
Net (loss) income available to common shareholders — basic and diluted	$(7,424)	$(48,240)	$14,363	$(166,864)
Common Shares
Basic
Weighted average shares outstanding	26,698,806	26,369,265	25,941,422	26,536,700
Diluted
Weighted average shares outstanding	26,698,806	26,369,265	25,941,422	26,536,700
Weighted average effects of dilutive securities — convertible notes	—	—	39,509	—
Total	26,698,806	26,369,265	25,980,931	26,536,700
Net (loss) income per common share
Basic	$(0.28)	$(1.83)	$0.55	$(6.29)
Diluted	$(0.28)	$(1.83)	$0.55	$(6.29)

For the reported periods in the table above with a net loss position the diluted earnings per shares would not be considered for the conversion as the Convertible Notes were antidilutive for the each of the respective periods. The Company had 59,263 antidilutive shares for the three months ended September 30, 2023 and 196,914, antidilutive shares for the comparable period of September 30, 2022. The convertible notes were excluded from the computations because the conversion price on these notes was greater than the average market price of the Company's common stock during each of the respective periods, and therefore, would be anti-dilutive to earnings per share under the "if converted" method under the guidance of ASU 2020-06, adopted by the Company on January 1, 2022.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended September 30, 2023 and 2022, the Company allocated ceding commission income of $11.9 million and $11.7 million to policy acquisition costs and $4.0 million and $3.8 million to general and administrative expense, respectively. For the nine months ended September 30, 2023 and 2022, the Company allocated ceding commission income of $37.3 million and $34.9 million to policy acquisition costs and $12.3 million and $11.5 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Beginning balance of deferred ceding commission income	$37,990	$38,529	$42,758	$40,405
Ceding commission deferred	13,957	17,046	42,866	46,110
Less: ceding commission earned	(15,914)	(15,486)	(49,591)	(46,426)
Ending balance of deferred ceding commission income	$36,033	$40,089	$36,033	$40,089

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Beginning Balance	$106,736	$99,468	$99,617	$93,881
Policy acquisition costs deferred	42,427	39,194	149,536	139,028
Amortization	(45,064)	(38,013)	(145,054)	(132,260)
Ending Balance	$104,098	$100,649	$104,098	$100,649

NOTE 11. INCOME TAXES

For the three months ended September 30, 2023 and 2022, the Company recorded income tax benefits of $4.6 million and $1.1 million, respectively, which corresponds to effective tax rates of 38.3% and 2.2%, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $4.5 million and an income tax benefit of $11.2 million, respectively, which corresponds to effective tax rates of 23.7% and 6.3%, respectively. The effective tax rate for the three months ended September 30, 2023 benefited from a reduction in the valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The effective tax rate for the three months ended September 30, 2022 was impacted by the establishment of a $10.7 million valuation allowance related to Osprey Re. The Company re-evaluates the valuation allowance on a quarterly basis.

The effective tax rate for the nine months ended September 30, 2023 benefitted from a reduction in the valuation allowance as described above. The effective tax rate for the nine months ended September 30, 2022 was impacted by the mostly non-deductible goodwill impairment charge and establishment of a $10.7 million increase to the valuation allowance. Effective tax rates are dependent upon components of pre-tax earnings and the related tax effects.

The effective tax rate is also affected by various permanent tax differences and can fluctuate throughout the year as estimates used in the tax provision for each quarter are updated as more information becomes available throughout the year. Additionally, the state effective income tax rate can also fluctuate as a result of changes in the geographic dispersion of the Company’s business.

The table below summarizes the significant components of the Company’s net deferred tax assets:

	September 30, 2023	December 31, 2022
Deferred tax assets:	(In thousands)
Unearned premiums	$19,083	$17,060
Unearned ceding commission	8,472	10,053
Net operating loss	1,110	1,189
Tax-related discount on loss reserve	5,783	4,902
Stock-based compensation	827	297
Accrued expenses	1,833	1,016
Leases	672	885
Unrealized losses	15,885	16,987
Dual Consolidated loss limitation	1,437	9,740
Other	363	238
Total deferred tax asset	55,465	62,367
Valuation allowance	(1,870)	(6,376)
Adjusted deferred tax asset	53,595	55,991
Deferred tax liabilities:
Deferred acquisition costs	$24,474	$23,420
Prepaid expenses	262	180
Property and equipment	630	2,200
Note discount	290	290
Basis in purchased investments	8	28
Basis in purchased intangibles	9,932	11,178
Other	1,907	1,854
Total deferred tax liabilities	37,503	39,150
Net deferred tax assets	$16,092	$16,841

The income tax expense or benefit differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following:

	For the Nine Month Ended September 30,
	2023	2022
Expected income tax expense at federal rate	21.0%	21.0%
Tax exempt interest	(0.6)%	0.1%
Executive compensation 162(m)	0.6%	(0.1)%
Permanent items	18.4%	(0.1)%
State tax expense	8.2%	1.4%
Change in valuation allowance	(23.9)%	(6.0)%
Goodwill impairment	0.0%	(9.9)%
Reported income tax expense	23.7%	6.3%

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2020 through 2022.

At September 30, 2023 and December 31, 2022, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

The Company’s insurance regulators require all insurance companies, like the Company, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance in excess of its state regulator requirements, which are based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a 1-in-100 year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.

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

Per Risk Coverage

For losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.0 million per claim. The limit recoverable for an individual loss is $9.0 million and total limit for all losses is $27.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. This coverage is 100% placed for the contract period of June 15, 2022 through June 14, 2023, and 90% placed for the contract period from June 15, 2023 through June 14, 2024. For losses arising from personal residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $750,000 per claim. The limit recovered for an individual loss is $250,000 and total limit for all losses is $750,000. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Premium written:
Direct	$309,510	$304,501	$1,016,378	$952,981
Ceded	(54,850)	(60,885)	(561,283)	(536,139)
Net	$254,660	$243,616	$455,095	$416,842
Premiums earned:
Direct	$336,976	$307,959	$984,012	$891,539
Ceded	(160,335)	(148,266)	(464,539)	(420,645)
Net	$176,641	$159,693	$519,473	$470,894
Loss and Loss Adjustment Expenses
Direct	$450,524	$809,993	$757,560	$1,147,243
Ceded	(319,127)	(654,144)	(422,065)	(749,834)
Net	$131,397	$155,849	$335,495	$397,409

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$817,859	$553,909	$1,131,807	$590,166
Less: reinsurance recoverable on unpaid losses	442,289	235,239	759,681	301,757
Net balance, beginning of period	375,570	318,670	372,126	288,409
Incurred related to:
Current year	130,604	156,855	338,890	395,921
Prior years	793	(1,006)	(3,395)	1,489
Total incurred	131,397	155,849	335,495	397,410
Paid related to:
Current year	76,524	70,914	160,468	170,255
Prior years	(18,512)	24,088	98,198	136,047
Total paid	58,012	95,002	258,666	306,302
Net balance, end of period	448,955	379,517	448,955	379,517
Plus: reinsurance recoverable on unpaid losses	522,366	829,835	522,366	829,835
Balance, end of period	$971,321	$1,209,352	$971,321	$1,209,352

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of September 30, 2023, the Company reported $449.0 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $291.0 million attributable to IBNR net of reinsurance recoverable, or 64.8% of net reserves for unpaid losses and loss adjustment expenses. For the three months ended September 30, 2023, the Company experienced $793,000 of net unfavorable prior year loss development compared to $1.0 million of net favorable prior year loss development for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the Company experienced $3.4 million of net favorable prior year loss development compared to $1.5 million of net unfavorable prior year loss development for the nine months ended September 30, 2022.

Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts. As further described in Note 17, Commitments and Contingencies, to the condensed consolidated financial statements for the second quarter of 2023, the Company's 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s future estimation of losses to be recovered from the FHCF. The commutation process was finalized and binding for both parties upon completion which occurred during the quarter ended September 30, 2023. The final payment by the FHCF was received by the Company in September 2023.

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

As of September 30, 2023, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the nine-month periods ended September 30, 2023 and 2022, the Company made interest payments, net of affiliated Convertible Notes, of approximately $52,000 and $1.0 million, on the outstanding Convertible Notes, respectively.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of September 30, 2023, there was $82.0 million in aggregate principal outstanding under the Term Loan Facility and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.

For the nine months ended September 30, 2023 and 2022, the Company made principal payments of approximately $7.1 million and $2.6 million and interest payments of $5.2 million and $1.7 million, respectively, on the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and $32.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to a November 2022 amendment to the Credit Agreement, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million. At December 31, 2022, the Company had multiple letters of credit that totaled $32.6 million outstanding under the Revolving Credit Facility. At January 31, 2023, $22.6 million of the letters of credit were terminated and at September 30 2023, there were letters of credit issued in aggregate amount of $39.3 million under the Revolving Credit Facility. For the nine months ended September 30, 2023, the Company made interest payments in aggregate of approximately $543,400 on the Revolving Credit Facility and $538,470 relating to letters of credit and unused availability commitment fees.

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

At September 30, 2023, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 8.184% and 8.170%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For each of the nine months ended September 30, 2023 and 2022, the Company made principal and interest payments $701,455 of $670,000 on the mortgage loan, respectively.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of September 30, 2023, the fair value of the collateralized securities was $25.3 million and the equity investment in FHLB common stock was $1.4 million. For the nine months ended September 30, 2023, and 2022, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $478,540 and $450,500, respectively. As of September 30, 2023 and at December 31, 2022, the Company also holds other common stock from FHLB Des Moines and FHLB Boston for a combined value of $332,907, and $319,100, classified as equity securities and reported at fair value on the condensed consolidated financial statements, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In thousands)
Convertible debt	$885	$885
Mortgage loan	11,085	11,199
Term loan facility	82,000	89,125
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$123,170	$130,409
Deferred finance costs	$1,105	$1,466
Total long-term debt	$122,066	$128,943

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

The schedule of principal payments on long-term debt as of September 30, 2023 is as follows:

Year	Amount
(In thousands)
2023 remaining	$21,800
2024	9,854
2025	9,874
2026	71,018
2027	414
Thereafter	10,210
Total	$123,170

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	September 30, 2023	December 31, 2022
	(In thousands)
Deferred ceding commission	$36,033	42,758
Claims checks in excess of bank balance	12,820	—
Accounts payable and other payables	14,151	17,660
Accrued dividends	61	72
Accrued interest and issuance costs	294	733
Other liabilities	546	229
Premium tax	1,954	1,001
Commission payables	14,879	17,558
Total other liabilities	$80,739	$80,010

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $220.7 million at September 30, 2023 and $276.3 million at December 31, 2022. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At September 30, 2023, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2023 and 2022.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended September 30, 2023 and 2022, the Company paid agency commission to Comegys of approximately $61,730 and $53,735, respectively. For the nine months ended September 30, 2023 and 2022, the Company paid agency commission to Comegys of approximately $185,400 and $549,990, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended September 30, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $294,425 and $276,090, respectively. For the nine months ended September 30, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $1.0 million and $1.0 million, respectively.

Effective September 1, 2021, the Company enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended September 30, 2023 and 2022, the Company incurred medical premium costs including healthcare premiums of $924,000 and $1.0 million. For the nine months ended September 30, 2023 and 2022, the Company incurred medical premium costs including healthcare premiums of $3.9 million and $3.4 million.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2023, the Company had 26,796,586 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,821,912 unvested restricted common stock with accrued dividends reflecting additional paid-in capital of $336.8 million as of such date.

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

At September 30, 2023, the Company has the capacity under the New Share Repurchase Plan to repurchase $10.0 million of its common stock until December 31, 2023.

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

At September 30, 2023, there were in aggregate 887,165 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On July 11, 2023, the Company awarded 351,716 time-based restricted stock and 857,843 performance-based restricted stock, with a fair value at the time of grant of $4.08 per share under the Company’s 2023 Omnibus Incentive Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2023. The performance based restricted stock has a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025 and will vest following the end of the performance period but no later than March 30, 2026. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

In June 2023, the Company awarded to non-employee directors in aggregate 63,744 shares of restricted stock with a fair value at the time of grant of $5.02 per share. In August 2023, the awards were amended to reflect the correct grant date fair market value that resulted in an adjustment to the number of shares of restricted stock awarded from 63,744 to 77,296 shares of restricted stock. The restricted stock shall vest on the earlier of (i) the one-year anniversary of the date of issuance and (ii) the day immediately prior to the date of the following year's annual meeting of stockholders, provided the member remains on the Board until such date.

In June 2022, the Company awarded to non-employee directors in aggregate 99,376 shares of restricted stock with a fair value at the time of grant of $3.22 per share. In August 2022, an award of 12,422 were forfeited due to the departure of a Board member. The awards vested on the next annual meeting of the Company's stockholders that occurred after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 7, 2023, at which time 86,954 shares of restricted stock were effectively vested.

The 2023 Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the nine months ended September 30, 2023 is as follows:

		Weighted-Average Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2022	648,493	$9.32
Granted - Performance-based restricted stock	857,843	4.08
Granted - Time-based restricted stock	429,012	4.09
Vested	(107,754)	2.95
Canceled and surrendered	(54,702)	3.98
Non-vested, at September 30, 2023	1,772,892	$6.07

Awards are being amortized to expense over the one to five-year vesting period. For the three months ended September 30, 2023 and 2022 the Company recognized $1.3 million and $499,000 of compensation expense, respectively. The Company recognized $2.1 million and $1.5 million of compensation expense for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, 107,754 shares of restricted stock previously granted to employees and non-employee directors were vested and released. Of the shares released to employees, 4,200 shares were withheld by the Company to cover withholding taxes of $7,560, and there were also 50,502 shares forfeited upon employment terminations. For the nine months ended September 30, 2022, 51,768 shares of restricted stock were vested and released, all of which had been granted to employees. Of the shares released to employees, 9,849 shares were withheld by the Company to cover withholding taxes of $58,000.

At September 30, 2023, there was approximately $2.2 million unrecognized expense related to time-based non-vested restricted stock and an additional $3.3 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2022, there was in aggregate $2.6 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2023 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
January 4, 2021	111,857	10.43	0.7
April 13, 2021	32,681	10.71	0.7
October 18, 2021	56,363	6.89	0.7
March 3, 2022	12,727	5.50	1.5
March 16, 2022	321,429	6.72	1.5
June 19, 2023	77,296	4.14	0.8
July 11, 2023	1,160,539	4.08	2.9
Total	1,772,892

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2023.

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

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia and commercial residential insurance in Florida, New Jersey, and New York. We provide personal residential insurance in Florida and South Carolina on both an admitted and non-admitted basis and in California on a non-admitted basis. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. Additionally, we anticipate continued rising costs and constrained availability of catastrophe reinsurance. We mitigate these conditions by continued exposure management, implementation of increased rates and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties.

The table below provides policy count, premiums-in-force, and TIV for Florida and all other states as of September 30, 2023 and compares these metrics to the third quarter of 2022. One of our strategies has been to reduce personal lines exposure in Florida, given historical abusive claims practices. Florida policies-in-force declined from the prior year quarter by 15.6% with a 19.6% increase in premiums-in-force, and a TIV increase of only 1.8%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business, rate increases across the book of business and use of inflation guard, partly offset by premium reductions associated with a 16.0% reduction of our personal lines policies. The Florida TIV increase is similarly driven by strategic growth of our commercial residential portfolio as well as use of inflation guard across the book of business, partly offset by a Florida personal lines TIV decrease of 9.4%. Compared to the third quarter of 2022, premiums-in-force for markets outside of Florida decreased 1.1%, and the policy count decreased 12.6% due to underwriting actions and intentional exposure management which resulted in a TIV decrease of 4.5%.

The Supplemental Information table demonstrates progress on our initiatives compared to the third quarter 2022.

Policies-in-force:	Q3 2023	Q3 2022	% Change
Florida	158,914	188,383	(15.6)%
Other States	308,683	352,989	(12.6)%
Total	467,597	541,372	(13.6)%

Premiums-in-force:
Florida	$681,067,580	$569,589,537	19.6%
Other States	665,351,760	672,812,875	(1.1)%
Total	$1,346,419,340	$1,242,402,412	8.4%

Total Insured Value:
Florida	$104,654,005,306	$102,784,056,201	1.8%
Other States	290,916,611,744	304,657,398,158	(4.5)%
Total	$395,570,617,050	$407,441,454,359	(2.9)%

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that are expected to enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit through rate adequacy and more selective underwriting.
o
Continued significant rating actions throughout the book of business resulting in an increase in average premium per policy throughout the book of 25.5% compared to the third quarter of 2022 and 5.1% from the second quarter of 2023.
o
Premiums-in-force of $1.3 billion were up 8.4% from the prior year quarter, while policy count was down 13.6%, resulting from continued underwriting efforts to manage exposure for personal residential business throughout our footprint, while selectively growing the Company’s commercial residential business.
o
Continued focus on tightening underwriting criteria while also restricting new business for policies written in over-concentrated markets or products.
•
Allocate capital to products and geographies that maximize long-term returns.
o
Strategically increased Florida commercial residential premiums-in-force by 75.3% over the prior year quarter while total insured value (“TIV”) for that product increased 30.9% and policies in force increased by only 9.5%.
o
Reduction of policy count for the Florida personal lines product remains a key focus and will continue until the positive impact of recent legislation to reduce abusive claims practices is realized. Policies in force for Florida personal lines business intentionally declined by 16.0% as compared to the prior year period and 4.2% from the second quarter of 2023.
o
This disciplined underwriting approach resulted in a policy count reduction from the prior year quarter of 12.6% in other states with only a 1.1% decrease in premiums-in-force and a TIV decrease of 4.5%.
•
Maintain a balanced and diversified portfolio.
o
Even with the substantial increase in commercial business, no state represents over 26.5% of the Company's TIV.
o
TIV for the top four states grew by 0.6% while TIV for the smallest five states grew by 24.5%.
o
As a result of diversification efforts, the top five personal lines states represented 71.7% of all TIV at third quarter 2023 compared to 72.2% of all TIV at third quarter 2022.
o
Florida TIV increased 1.8% related to intentional growth of the Company’s commercial residential product and the use of inflation guard, partly offset by the decrease in Florida personal lines policies over the prior year quarter.
o
TIV outside of Florida represented 73.5% of the entire portfolio, compared to 74.8% as of the third quarter of 2022, driven by exposure management of personal lines business throughout the book and selective growth of Florida commercial lines business.
•
Provide coverage suitable to the market and return targets.
o
Selective expansion of Excess & Surplus lines (“E&S”) premium-in-force in California, Florida, and South Carolina.
o
Continue to evaluate other strategic states for E&S products.

Reinsurance Commutation

As further described in Note 17, Commitments and Contingencies, to the condensed consolidated financial statements for the second quarter of 2023, our 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s future estimation of losses to be recovered from the FHCF. The commutation process was finalized and binding for both parties upon completion which occurred during the quarter ended September 30, 2023. The final payment by the FHCF was received by the Company in September 2023.

Overview of 2023 Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

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

•
Net loss for the three months ended September 30, 2023 was $7.4 million or ($0.28) per diluted share, compared to a net loss of $48.2 million or ($1.83) per diluted share in the prior year quarter. The variance from the prior year quarter is due to higher net premiums earned and net investment income, and lower net losses incurred, partly offset by higher operating expenses, primarily associated with the increase in gross premiums written from the prior year quarter and systems implementation costs. The Company also benefited from the reduction of the valuation allowance related to certain tax elections made by Osprey Re, our captive reinsurer domiciled in Bermuda.
•
Gross premiums written were $309.5 million, up 1.6% from $304.5 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial residential lines business and higher average premium per policy throughout the book of business, partly offset by intentional exposure management related to premium reductions in personal lines business throughout our footprint. Gross premium written for Florida personal lines business was relatively flat due to rate increases, despite a 16.0% reduction in policy count from the prior year quarter.
•
Gross premiums earned were $337.0 million, up 9.4% from $308.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy and organic growth of the commercial residential business.
•
Net premiums earned were $176.7 million, up 10.6% from $159.7 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the quarter.
•
Losses and loss adjustment expenses ("LAE") incurred were $131.4 million, down 15.7% from $155.8 million in the prior year quarter. The decrease primarily stems from lower attritional losses and lower weather losses compared to the prior year quarter. Net current accident year weather losses were $51.6 million, down from $63.8 million in the prior year quarter. Current quarter catastrophe losses were $40.1 million, relatively flat compared to catastrophe weather losses of $40.0 million in the prior year quarter. Other weather losses were $11.5 million, down from $23.8 million in the prior year quarter.
•
Ceded premium ratio was 47.6%, down 0.5 points from 48.1% in the prior year quarter driven by higher gross premiums earned, partly offset by the higher cost each year of the catastrophe excess of loss program, which incepts in June.
•
Net loss and LAE ratio was 74.4%, down 23.2 points from 97.6 in the prior year quarter, driven by higher net premiums earned and lower net losses and LAE, mostly due to lower weather and attritional losses as described above.
•
Net expense ratio was 36.4%, up 0.7 points from the prior year quarter amount of 35.7%, driven by higher general and administrative costs mostly related to software and associated costs with the implementation of a new claims system aimed at driving future efficiencies, and higher human capital costs.
•
Net combined ratio was 110.8%, improving 22.5 points from 133.3% in the prior year quarter, driven by a lower net loss ratio as described above.
•
Effective tax rate was 38.3% compared to 2.2% in the prior year quarter, driven by the impact of changes to a valuation allowance which is updated quarterly, as well as permanent differences in relation to projected annual pre-tax income or loss. The valuation allowance relates to tax elections made by Osprey Re. For the current year quarter, the valuation allowance decreased, while for the prior year quarter, the valuation allowance was established.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$309,510	$304,501	$5,009	1.6%
Change in gross unearned premiums	27,466	3,458	24,007	NM
Gross premiums earned	336,976	307,959	29,017	9.4%
Ceded premiums	(160,335)	(148,266)	(12,069)	8.1%
Net premiums earned	176,641	159,693	16,948	10.6%
Net investment income	6,867	2,887	3,980	137.9%
Net realized gains	(379)	(3)	(376)	NM
Other revenue	3,171	2,916	255	8.7%
Total revenue	$186,300	$165,493	$20,807	12.6%

NM= Not Meaningful

Total revenue

Total revenue was $186.3 million for the third quarter of 2023, up 12.6% from $165.5 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described below.

Gross premiums written

Gross premiums written were $309.5 million for the third quarter of 2023, up 1.6% from $304.5 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business, partly offset by intentional targeted exposure management resulting in premium reductions of personal lines business in most of our larger states. Gross premiums written for Florida personal lines business was up $5.8 million due to rate increases, despite a 16.0% reduction in policy count from the prior year quarter.

Premiums-in-force were $1.3 billion at September 30, 2023, representing an 8.4% increase from the prior year quarter, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 74,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products. Concurrently, TIV was down by 2.9%.

Gross premiums earned

Gross premiums earned were $337.0 million for the third quarter of 2023 up 9.4% from $308.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth of the commercial residential business.

Ceded premiums

Ceded premiums were $160.3 million for the third quarter of 2023, up 8.1% from $148.3 million in the prior year quarter. The increase is attributable to significantly higher reinsurance costs for the respective reinsurance contract periods.

Net premiums earned

Net premiums earned were $176.6 million for the third quarter of 2023, up 10.6% from $159.7 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $6.8 million for the third quarter of 2023, up from $2.9 million in the prior year quarter. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates.

Other revenue

Other revenue was $3.2 million for the third quarter of 2023, up 8.3% from $2.9 million in the prior year quarter, mostly driven by higher rental income.

	For the Three Months Ended September 30,
(Unaudited)	2023	2022	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	131,397	155,849	(24,452)	(15.7)%
Policy acquisition costs	42,427	39,194	3,233	8.2%
General and administrative expenses	21,911	17,758	4,152	23.4%
Total operating expenses	195,735	212,801	963,858	452.9%

Losses and loss adjustment expenses

Losses and loss adjustment expenses ("LAE") incurred were $131.4 million for the third quarter of 2023, down 15.7% from $155.8 million in the prior year quarter. The decrease primarily stems from lower attritional losses and lower weather losses compared to the prior year quarter. Net current accident year weather losses were $51.6 million, down from $63.8 million in the prior year quarter. Current quarter catastrophe losses were $40.1 million, relatively flat compared to catastrophe weather losses of $40.0 million in the prior year quarter. Catastrophe losses in the current quarter include retentions for the Maui wildfires and Hurricane Idalia totaling $40.0 million and for the three months ended September 30, 2022 include a $40.0 million retention for Hurricane Ian. Catastrophe losses in the prior year quarter include our retention for Hurricane Ian. Other weather losses were $11.5 million, down from $23.8 million in the prior year quarter. Additionally, we experienced $793,000 of net unfavorable prior year development compared to $1.0 million of net favorable prior year development in the prior year quarter.

Policy acquisition costs

Policy acquisition costs were $42.4 million for the third quarter of 2023, up 8.2% from $39.2 million in the prior year quarter. The increase is primarily attributable to acquisition costs associated with growth in gross premiums written and is partly offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $21.9 million for the third quarter of 2023, up 23.4% from $17.8 million in the prior year quarter. The increase was driven primarily by software costs associated with the implementation of a new claims system that was placed in service in June 2023 and human capital costs.

	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating loss	(9,435)	(47,308)	37,874	(80.1)%
Interest expense, net	2,591	2,027	563	27.8%
Loss before income taxes	(12,026)	(49,335)	37,308	(75.6)%
Benefit for income taxes	(4,602)	(1,095)	(3,508)	320.5%
Net loss	$(7,424)	$(48,240)	$40,816	(84.6)%
Basic loss per share	$(0.28)	$(1.83)	$1.55	(84.8)%
Diluted loss per share	$(0.28)	$(1.83)	$1.55	(84.8)%

NM -Not meaningful

Net (loss) income

Net loss for the third quarter of 2023 was $7.4 million or ($0.28) per diluted share, an improvement from a net loss of $48.2 million or ($1.83) per diluted share in the prior year quarter. The improvement from the prior year quarter is primarily due to growth in net premiums earned and net investment income, and lower net losses incurred as described above partly offset by higher policy acquisition and general and administrative costs, as described above, primarily associated with the increase in gross premiums written over the prior year quarter and systems implementation costs, which resulted in a lower combined ratio than the prior year quarter. The Company also benefited from the tax benefit associated with a reduction of the valuation allowance described below.

Interest expense, net

Interest expense, net was $2.6 million for the third quarter of 2023, up 27.8% from $2.0 million in the prior year quarter and driven by higher variable interest rates on our debt.

Benefit from income taxes

The benefit from income taxes was $4.6 million for the third quarter of 2023 compared to $1.1 million in the prior year quarter. The effective tax rate for third quarter 2023 was 38.3% compared to 2.2% in the prior year quarter. The effective tax rate in third quarter 2023 benefited from a reduction in the valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The effective tax rate in third quarter 2022 was impacted by the establishment of a $10.7 million increase in the deferred tax valuation allowance related to Osprey Re. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Three Months Ended September 30,
(Unaudited)	2023	2022
Ceded premium ratio	47.6%	48.1%

Net loss and LAE ratio	74.4%	97.6%
Net expense ratio	36.4%	35.7%
Net combined ratio	110.8%	133.3%

Net combined ratio

The net combined ratio was 110.8% for the third quarter of 2023, down 22.5 points from 133.3% in the prior year quarter. The decrease primarily stems from lower net loss and LAE and net expense ratios as described below.

Ceded premium ratio

The ceded premium ratio was 47.6% for the third quarter of 2023, down 0.5 points from 48.1% in the prior year quarter, primarily driven by a higher cost of the 2023-2024 and 2022-2023 catastrophe excess of loss programs, partly offset by higher gross premiums earned.

Net loss and LAE ratio

The net loss and LAE ratio was 74.4% for the third quarter of 2023, 23.2 points lower than the prior year quarter of 97.6%, primarily driven by higher net premiums earned, and lower higher net losses and LAE as described above.

Net expense ratio

The net expense ratio was 36.4% for the third quarter of 2023, up 0.7 points from the prior year quarter amount of 35.7%. The increase was primarily driven by higher general and administrative costs mostly related to software and associated costs with the implementation of a new claims system aimed at driving future efficiencies, and higher human capital costs.

Comparison of the Nine Months Ended September 30, 2023 and 2022

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$1,016,378	$952,981	$63,397	6.7%
Change in gross unearned premiums	(32,366)	(61,442)	29,077	(47.3)%
Gross premiums earned	984,012	891,539	92,473	10.4%
Ceded premiums	(464,539)	(420,645)	(43,894)	10.4%
Net premiums earned	519,473	470,894	48,579	10.3%
Net investment income	19,048	7,050	11,998	170.2%
Net realized gains	(49)	(121)	72	(59.3)%
Other revenue	10,060	10,049	12	0.1%
Total revenue	$548,532	$487,872	$60,661	12.4%

Total revenue

Total revenue was $548.5 million for the nine months ended September 30, 2023, up 12.4% from $487.9 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income, as described below.

Gross premiums written

Gross premiums written were $1.0 billion for the nine months ended September 30, 2023, up 6.7% from $953.0 million in the prior period, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business, partly offset by intentional targeted exposure management resulting in premium reductions on personal business in some of our larger states. Gross premiums written for Florida personal lines business was relatively flat due to rate increases, despite a 16.0% reduction in policy count from the prior year quarter.

Premiums-in-force were $1.3 billion as of September 30, 2023, represented an 8.4% increase from third quarter 2022, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 74,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products. Concurrently, TIV was down by 2.9%.

Gross premiums earned

Gross premiums earned were $984.0 million for the nine months ended September 30, 2023, up 10.4% from $891.5 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth of the commercial residential business.

Ceded premiums

Ceded premiums were $464.5 million for the nine months ended September 30, 2023, up 10.4% from $420.6 million in the prior year period. The increase is primarily attributable to significantly higher reinsurance costs for the respective reinsurance contract periods.

Net premiums earned

Net premiums earned were $519.5 million for the nine months ended September 30, 2023, up 10.3% from $470.9 million in the prior year period. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums earned, as described above.

Net investment income

Net investment income, inclusive of realized investment gains and unrealized gains on equity securities, was $19.0 million for the nine months ended September 30, 2023, up from $7.0 million in the prior year period. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates.

	For the Nine Months Ended September 30,
(Unaudited)	2023	2022	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	335,495	397,409	(61,913)	(15.6)%
Policy acquisition costs	124,202	115,826	8,377	7.2%
General and administrative expenses	61,022	54,947	6,075	11.1%
Goodwill and intangible asset impairment	767	91,959	(91,193)	(99.2)%
Total operating expenses	521,486	660,141	(138,654)	(21.0)%

Total operating expenses

Total operating expenses were $521.5 million for the nine months ended September 30, 2023, down 21% from $660.1 million in the prior year period, primarily due to the $92.0 million goodwill impairment charge taken in the prior year period described below, and a $61.9 million decrease in losses and loss adjustment expenses detailed below.

Losses and loss adjustment expenses

Losses and LAE were $335.5 million for the nine months ended September 30, 2023, down 15.6% from $397.4 million in the prior year period, primarily driven by lower weather and attritional losses. Net current accident year weather losses were $98.2 million, down 40.7% from $165.7 million in the prior year period. Current accident year weather losses include $45.1 million of net current accident year catastrophe losses, down 61.4% from $117.1 million in the prior year period, and $53.1 million of other weather losses, up from $48.6 million in the prior year period. Net current accident year catastrophe losses for the nine months ended September 30, 2023 include retentions for the Maui wildfires and Hurricane Idalia totaling $40.0 million and for the nine months ended September 30, 2022 include a $40.0 million retention for Hurricane Ian. Additionally, we experienced $3.5 million of net favorable prior year development compared to $1.5 million of net unfavorable prior year development in the prior year period.

Policy acquisition costs

Policy acquisition costs were $124.2 million for the nine months ended September 30, 2023, up 7.2% from $115.8 million in the prior year period. The increase is attributable to acquisition costs associated with growth in gross premiums written and is partly offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $61.0 million for the nine months ended September 30, 2023, up 11.1% from $54.9 million in the prior year period. The increase was driven primarily by software costs associated with the implementation of a new claims system that was placed in service in June 2023 and human capital costs.

Impairment of Named Intangibles and Goodwill

During the nine months ended September 30, 2023, certain brand and customer relations with a net value of $766,600 within the Company's restoration provider were impaired due to the discontinuation of providing restoration services to our policyholders. During the nine months ended September 30, 2022, as a result of a goodwill impairment analysis, the entire amount of remaining goodwill was impaired, reducing our carrying value of goodwill from $92.0 million to $0.

	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income (loss)	27,046	(172,269)	199,315	(115.7)%
Interest expense, net	8,211	5,750	2,461	42.8%
Income (loss) before income taxes	18,835	(178,019)	196,854	(110.6)%
Provision (benefit) for income taxes	4,472	(11,155)	15,627	(140.1)%
Net income (loss)	$14,363	$(166,864)	$181,227	(108.6)%
Basic earnings (loss) per share	$0.55	$(6.29)	$6.84	(147.8)%
Diluted earnings (loss) per share	$0.55	$(6.29)	$6.84	(147.8)%

Net income (loss)

Net income for the nine months ended September 30, 2023 was $14.4 million ($0.55 earnings per share), compared to a net loss of $166.9 million ($6.29 loss per share) in the prior year period. The improvement from the prior year period is primarily due to higher underwriting income driven by growth in net premiums earned and net investment income, and lower net losses incurred as described above partly offset by higher general and administrative expenses and policy acquisition costs, as described above, which resulted in a lower combined ratio than the prior year period. Additionally, the year-over-year improvement is impacted by the $90.8 million (net of a $1.2 million tax deductible portion) non-cash goodwill impairment charge for the nine months ended September 30, 2022 described above (contributing a $3.41 loss per share). Finally, net income for the nine months ended September 30, 2023 included the favorable impact of a reduction of the valuation allowance for Osprey Re described above, while net income for the nine months ended September 30, 2022 was unfavorably impacted by the mostly non-deductible goodwill impairment charge and the establishment of a valuation allowance for Osprey Re.

Interest expense, net

Interest expense, net was $8.2 million for the nine months ended September 30, 2023, up from $5.8 million for the prior year period, driven by higher variable interest rates on our debt.

Provision (benefit) from income taxes

The provision from income taxes was $4.4 million for the nine months ended September 30, 2023 compared to a benefit from income taxes of $11.2 million in the prior year period. The effective tax rate was 23.7% for the nine months ended September 30, 2023 compared to 6.3% for the prior year period. The impact of permanent tax differences on projected results of operations for the calendar year affects the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information. The effective tax rate for the nine months ended September 30, 2023 was also impacted by a reduction in the valuation allowance related to certain tax elections made by Osprey Re. The effective tax rate for the nine months ended September 30, 2022 was impacted by the establishment of a $10.7 million increase in the deferred tax valuation allowance related to Osprey Re as well as the mostly non-deductible goodwill impairment charge described above.

Ratios

	For the Nine Months Ended September 30,
(Unaudited)	2023	2022
Ceded premium ratio	47.2%	47.2%

Net loss and LAE ratio	64.6%	84.4%
Net expense ratio	35.7%	36.3%
Net combined ratio	100.2%	120.7%

Net combined ratio

The net combined ratio was 100.2% for the nine months ended September 30, 2023, down 20.5 points from 120.7% in the prior year period. The decrease primarily stems from lower net loss and LAE and net expense ratios, primarily driven by higher net premiums earned and lower losses as described above.

Ceded premium ratio

The ceded premium ratio was 47.2% for the nine months ended September 30, 2023, flat from 47.2% in the prior year period, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 64.6% for the nine months ended September 30, 2023, down 19.8 points from 84.4% in the prior year period, primarily driven by higher net premiums earned and significantly lower weather and attritional losses compared to the prior year period as described above.

Net expense ratio

The net expense ratio was 35.7% for the nine months ended September 30, 2023, down 0.6 points from 36.3% in the prior year period, primarily driven by the benefit of higher net premiums earned over the prior year period.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. At September 30, 2023, we had $238.6 million of cash and cash equivalents and $665.0 million in investments, compared to $287.6 million and $653.6 million, respectively, as of December 31, 2022. The decrease in cash and cash equivalents relates primarily to timing of receipts of reinsurance recoveries from claim payments related to hurricane losses.

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

Cash Flows

	For the Nine Months Ended September 30,
	2023	2022	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$(29,342)	$(15,480)	$(13,863)
Investing activities	(12,391)	(33,507)	21,116
Financing activities	(7,258)	(11,952)	4,694
Net decrease in cash and cash equivalents	$(48,991)	$(60,939)	$11,948

Operating Activities

Net cash used in operating activities was $29.3 million for the nine months ended September 30, 2023 compared to cash used in operating activities of $15.5 million for the comparable period in 2022. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first nine months of 2023 compared to the first nine months of 2022, as described above.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $12.4 million as compared to net cash used in investing activities of $33.5 million for the comparable period in 2022. The change in cash used in investing activities relates primarily to the timing of investment maturities and related re-investment of proceeds and operating cash into short-term treasury bills. In addition, cash was expended in both periods for a new policy, billing and claims system, which is reported as software in progress in Note 6. Property and Equipment. The claims portion of the system was placed in service during the second quarter of 2023.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $7.3 million, as compared to cash used in financing activities of $12.0 million for the comparable period in 2022. The change in net cash used in financing activities relates primarily to the principal payments made on debt during the nine months ended September 30, 2023 and for the nine months ended September 30, 2022, the repurchase of $5 million in treasury stock, payment of $4.8 million of dividends, and a $25 million draw from our Revolving Credit Facility (defined below) to purchase and retire $22.5 million of Convertible Notes (defined below).

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of September 30, 2023, there was $82.0 million in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of September 30, 2023, the Company had drawn $10.0 million under the Revolving Credit Facility and had unused letters of credit of $39.3 million.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2023, the borrowings under the Term Loan Facility and Revolving Credit Facility are accruing interest at a rate of 8.184% and 8.170% per annum, respectively.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of September 30, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depository for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of September 30, 2023 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. The Company has drawn $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company pledged U.S. government and agency fixed maturity securities with an estimated fair value of $25.3 million as collateral and received $19.2 million in a cash loan under an advance agreement with the FHLB Atlanta. The loan originated on December 12, 2018 and bears a fixed interest rate of 3.094% with interest payments due quarterly commencing in March 2019. On September 20, 2023, the Company restructured the agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased on December 31, 2018 and valued at $1.4 million. As of September 30, 2023, the common stock was valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.605 years and 3.358 years at September 30, 2023 and 2022, and 3.179 years at December 31, 2022. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at September 30, 2022.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2023	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 6, 2023	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)