Form 10-K
period 2023-12-31
Heritage Insurance Holdings, Inc.
filed 2024-03-13
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2023

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $72,955,436 on June 30, 2023, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 4, 2024, the number of shares outstanding of the Registrant’s common stock was 30,218,938.

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

Our financial strength ratings are important in establishing our competitive position and can significantly impact our ability to write policies. We are rated by both Demotech, Inc. (“Demotech”) and Kroll Bond Rating Agency (“KBRA”). Demotech, a rating agency specializing in evaluating the financial stability of insurers, maintains a letter-scale financial stability rating system (“FSR”) from A’’ (A double prime) to L (licensed by insurance regulatory authorities). KBRA’s ratings assigned to insurance companies range from AAA (extremely strong operations to no risk) to R (operating under regulatory supervision).

Demotech and KBRA have assigned the following insurance financial strength ratings (“IFSR”) to the Company and our key operating subsidiaries.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage Insurance Holdings	N/A	N/A	BBB-
Heritage P&C	A	BBB+	N/A
Zephyr	A'	BBB+	N/A
NBIC	A	BBB+	N/A

The KBRA outlook for Heritage P&C and NBIC is stable and the KBRA outlook for Heritage Insurance Holdings, Inc. and Zephyr is negative.

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

As of December 31, 2023, we had 436,656 personal residential policies in force, representing $1.1 billion of annualized premium, 2,838 commercial residential policies in force, representing $253.4 million of annualized premium, and 11,181 commercial general liability policies in force, representing $11.0 million of annualized premium, for a total of 450,675 policies and $1.4 billion of annualized premium. For the year ended December 31, 2023, we had gross premiums written of $1.3 billion and operating income of $63.2 million. At December 31, 2023, we had total assets of $2.2 billion and total stockholders’ equity of $220.3 million.

Our Strategy

Our overall strategy continues to focus on optimizing our portfolio of over $1.0 billion in gross premiums written toward products and geographies that maximize long term returns to our shareholders, while mitigating risk from a single or series of catastrophic weather events. We intend to continue to improve underwriting results by undertaking the following:

Improve the Profitability of our Portfolio

We believe that our goal to improve the profitability of our business will be achieved through disciplined underwriting, diversification of our book of business, and rate adequacy, as well as a robust reinsurance program. More selective underwriting has led to an intentional decline in policy count for our admitted personal lines product while achieving a higher average premium per policy through rate actions. Given our coastal exposure, which includes exposure to hurricanes and other severe weather events, our reinsurance program provides meaningful balance sheet protection and reduces earnings volatility. We continue to take underwriting and rate actions to improve the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils as well as the cost of our reinsurance program.

Optimize Our Reinsurance Program

We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance, and we trade with high quality reinsurers who are either highly rated or who collateralize our risk transfer program. Our reinsurance program includes excess of loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain reasonable pricing and contract terms and conditions. We continue to evaluate cost-efficient alternatives to traditional reinsurance, such as the issuance of catastrophe bonds by Citrus Re Ltd. (“Citrus Re”), a Bermuda special purpose insurer. In addition, each year we evaluate whether to meet a portion of our reinsurance needs through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and in-sourcing critical aspects of claims adjusting and remediation services. We have over 275 full-time employees dedicated to claims management. This includes personnel who in take claim information, an in-house insurance defense team, claims examiners, and claims vendor management and mediation personnel. We have additional contracted claims adjusting and loss mitigation resources in all states in which we conduct business and deploy those additional resources as needed. Our CAN subsidiary provides emergency claims and mitigation services to our policyholders. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.

Expand and Cultivate Relationships with Large Independent Agencies

As described in our competitive strengths below, we believe that continuing to expand and cultivate our relationships with large independent agencies and other stakeholders will foster a higher quality book of business. We also have established relationships with auto insurance carriers who package their auto product with our residential property insurance product to provide diversification opportunities.

Develop IT Solutions to More Effectively Service our Customers

We continuously work to enhance our technology resources in order to better serve our agents and policyholders, streamline our processes and improve efficiency. We have made it a priority to use consistent policy and claims systems for our insurance company affiliates, which provides efficiencies for our personnel as well as our agency networks. We completed a transition to a new claims system used by each of our insurance company subsidiaries during 2023 and are transitioning to a new policy and billing system which is expected to be completed by 2025.

Privacy and Cybersecurity Regulations and Oversight

We are subject to numerous federal and state insurance regulations that impose significant requirements and standards for protecting personally identified information of insurance company policyholders, employee and other individuals.

Federal Regulation

The federal Gramm-Leach-Bliley Act ("GBLA") requires financial institutions, including insurers, to protect the privacy of non-public information, to restrict use of such information and disclosure to non-affiliated third parties, and to provide notices to customers regarding use of their non-public personal information and an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In addition, SEC rules require disclosure regarding cybersecurity oversight and incidents.

State Laws and Regulations

For the past few years, state insurance regulators have focused increasing attention on cybersecurity. As an example, insurance companies are required to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect customer information under extensive cybersecurity regulations implemented by the NY Department of Financial Services and statutes adopted by a number of states based on a model data security law adopted by the National Association of Insurance Commissioners (“NAIC”). In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, we anticipate continued focus on new regulatory and legislative proposals at the state and federal levels that may further regulate practices regarding privacy and security of personal information. However, we note that in many instances we will be exempt from comprehensive state privacy laws as a financial institution regulated under the GBLA. We continue to assess the applicability of this exemption to the Company in light of our operations so as to stay vigilant of new compliance requirements under applicable privacy laws.

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

Strong, Conservative Capital Structure

As of December 31, 2023, we had stockholders’ equity of $220.3 million and Heritage P&C, NBIC and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $143.5 million, $72.3 million and $35.8 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and our ratings agencies.

Selective Underwriting and Policy Acquisition Criteria

We believe our proprietary data analytics capabilities and underwriting processes allow us to make better risk selections leading to profitability and high levels of policy retention. Our data analytics are embedded in the underwriting process and are used for new and existing business as well as strategic expansion into new product lines and states.

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

ESG Strategy

The advancement of the environmental, social and governance (“ESG”) framework is intended to promote awareness, sustainable and inclusive development of insurance markets which has been an area of focus for standard setters and regulatory agencies at the state and federal level. We continue to progress in integrating ESG strategies into our business and operations. Specifically:

•
Environment - we seek to operate our own facilities in a more intelligent, environmentally-friendly manner. We are focused on becoming more energy efficient, mitigating and adapting to climate change, conserving water and reducing waste.
•
Social – we have put emphasis on creating an inclusive equal opportunity workplace and inspiring employees to support community relations. Our goals are to ensure that all employees feel valued, respected and accepted for their contributions regardless of their race, sex, religion, ethnicity, age, gender identity, disabilities, national origin, sexual orientation, or other unique characteristics.
•
Governance – we are committed in our pursuit to create an ethical and transparent organization.

We continue to enhance our ESG policies as we assess, analyze and identify critical topics. We continue to monitor the expansion of these policies to ensure compliance with future regulations and seek to implement best practices in response to any emerging guidance.

Our Competition

The market for residential property insurance is highly competitive in the states in which we conduct business. We primarily compete against single state or regional carriers, but also compete to varying degrees against large national carriers and state-sponsored homeowners’ insurance entities. We compete for business on the basis of price, financial strength, types of coverages offered, availability of coverage desired by customers, commission structure and quality of service. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, including a robust reinsurance program, streamlined processes, and vertical integration of loss mitigation services. We've consistently ranked in the top 25 writers of homeowners’ insurance business nationwide. Our market share by state varies depending upon our premium volume and that of competing property insurance writers in those states.

Products and Distribution

Heritage P&C writes personal residential insurance policies through a network of more than 2,000 independent agents in the states in which it is licensed. Approximately 22.0% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida.

NBIC writes personal residential insurance policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 500 retail independent agents, representing over 800 agency locations, including several large agency networks. We also distribute indirectly to over 1,500 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent approximately 16.0% of annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York.

Zephyr writes personal residential insurance policies through a network of approximately 70 independent agencies in Hawaii. Approximately 50.6% of our premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

Our Markets

The following charts depict the geographic distribution of our in-force premium as of December 31, 2023 and 2022, respectively. Our in-force premium for Florida commercial residential business has increased, while in-force premium for personal lines has declined as part of our strategy to re-allocate capital to products and geographies that maximize long-term returns.

IN FORCE PREMIUM 2023

CT, 3%
CGL, 1%
CRES, 19%
FL, 32%
Other, 4%
SC, 3%
RI, 3%
HI, 5%
NY, 17%
MA, 5%
NJ, 6%
NC, 1%

IN FORCE PREMIUM 2022

CGL, 1%
CRES, 12%
CT, 3%
Other, 5%
FL, 34%
SC, 3%
RI, 3%
NY, 19%
HI, 5%
NJ, 7%
MA, 6%
NC, 2%

* * Other includes AL, CA, DE, GA, MD, MS and VA

CGL = commercial general liability

CRES = commercial residential insurance

Underwriting

Our management establishes underwriting criteria for policies we accept. For consistency, efficiency, and compliance with our underwriting standards, our underwriting process is generally automated with predetermined criteria programmed into our policy system. Certain policies have characteristics which require an independent review by our underwriters. Our underwriters evaluate and accept only those risks that they believe will enable us to achieve an underwriting profit. To achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing risk relative to the risk to be assumed or written.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2023, 2022 and 2021, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2023 and 2022, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) our captive reinsurance subsidiary, Osprey. We also sponsored catastrophe bonds through Citrus Re. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure to catastrophe and non-catastrophe losses and provide ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

Our reinsurance agreements are prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of our new reinsurance agreements. We generally amortize our catastrophe reinsurance premiums over the 12-month contract period beginning on June 1 on a straight-line basis. Our quota share, per risk and facultative reinsurance is amortized over the 12-month contract period and may be purchased on a calendar or fiscal year basis.

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

In the fourth quarter of 2022 we re-estimated our ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, Heritage exhausted the private layers of reinsurance specific to Hurricane Irma but had a 45% participation in the FHCF limit remaining. As further described in Note 13 Reserve for Losses, the Company's 2017 reinsurance agreement with the FHCF was commuted during the third quarter of 2023. This commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. The final amount paid by the FHCF could vary from the Company’s future estimation of losses to have been recovered from the FHCF. Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, all of the increase will be retained.

For the contract period ending May 31, 2024, our insurance company subsidiaries purchased an aggregate of $2.9 billion of catastrophe excess of loss reinsurance from the following sources: (i) FHCF (i.e., Florida residential admitted market risks only), (ii) over 30 third-party private reinsurers, all of which were rated “A-” or higher by A.M. Best or S&P or which were fully collateralized, (iii) Osprey, our captive reinsurance subsidiary, and (iv) Citrus Re, a Bermuda special purpose insurer formed in 2014 (“Citrus Re”). For the 2023 hurricane season, we also obtained reinsurance from the Florida State Board of Administration's Reinsurance to assist Policyholders ("RAP") program which provide reinsurance for Florida admitted policies only. The RAP component of our reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. There is no single reinsurer representing more than 10% of the limit purchased for our program other than the FHCF.

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings as of December 31, 2023. To the extent a reinsurer is not rated, the reinsurance program is fully collateralized. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

	A.M. Best Rating	S&P Rating
Reinsurer
Aeolus Re Ltd./Keystone PF Segregated Account	Collateralized	Collateralized
Aeolus Re Ltd./Keystone PF Segregated Account	Collateralized	Collateralized
Allianz Risk Transfer AG (Bermuda Branch)	A+ g	AA-
Arch Reinsurance Limited	A+	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1910	A	A+
Chaucer Insurance Company DAC (Bermuda)	A g	A
Chubb Tempest Reinsurance Ltd.	A++	AA
D.E. Shaw Re (Bermuda) Ltd., Bermuda	Collateralized	Collateralized
DUAL Commercial LLC (Tamesis Americas)/Allianz Global Risks US Ins Co	A+ g	AA
Eclipse Re Ltd/Segregated Account EC0047	Collateralized	Collateralized
Everest Reinsurance Company	A+ g	A+
Fidelis Insurance Bermuda Limited	A ug	A-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hiscox Insurance Company (Bermuda) Limited	A g	A
Insurance Company of the West	A p	NR
Munich Reinsurance America, Inc.	A+ g	AA-
Odyssey Reinsurance Company	A	A
Swiss Reinsurance America Corporation	A+ g	AA-
Transatlantic Reinsurance Company	A++	AA+
Validus Reinsurance, Ltd.	A g	A+
Conduit Reinsurance Limited	A-	NR
Hannover Rueck SE (obo Chard Re)	A+	AA-
Hannover Rueck SE (obo Eskatos Capital Management)	A+	AA-
Houston Casualty Company (UK Branch)	A++ g	A+
Lloyd's Syndicate 0033 (HIS)	A	A+
Lloyd's Syndicate 1084 (CSL)	A	A+
Lloyd's Syndicate 1301 (IGO)	A	A+
Lloyd's Syndicate 1414 (ASC)	A	A+
Lloyd's Syndicate 1729 (DUW)	A	A+
Lloyd's Syndicate 0623 (AFB)	A	A+
Lloyd's Syndicate 2623 (AFB)	A	A+
Lloyd's Syndicate 4020 (ARK)	A	A+
Lloyd's Syndicate 4444 (CNP)	A	A+
Taiping Reinsurance Company Limited	A	A

Investments

Our investments are managed by a third-party asset manager. We have designed our investment policy to provide a balance between current yield, conservation of capital and the liquidity requirements of our operations. As such, our invested assets are primarily held in cash and bonds of high credit quality with relatively short durations. Our investment policy sets guidelines that provide for a well-diversified investment portfolio that is compliant with insurance regulations applicable to the states in which we operate. Our investment objectives include liquidity, safety and security of principal, and returns. The investment policy limits investments in common and preferred stocks and requires a minimum weighted average portfolio quality of A for our bond portfolio with an overall duration of three to five years. No more than 2% of admitted assets can be invested in any one issuer, with slightly higher limits for highly rated securities, excluding government-related securities. Investments in commercial mortgages cannot exceed 10% of admitted assets. Prohibited investments include short sales and margin purchases, oil, gas, mineral or other types of leases, speculative uses of futures and options, unrated corporate securities, non-US denominated securities, convertible securities, high risk CMO instruments, repurchase agreements, securities lending transactions and speculative foreign currency valuation transactions. Our investment policy, which may change from time to time, is approved by our Investment Committee and is reviewed on a regular basis in order to ensure that our investment policy evolves in response to changes in the financial markets. Refer to Note 2 “Investments” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2023, we held $463.6 million in cash and cash equivalents and $569.4 million in investments, which were comprised of $560.7 million in fixed maturities, $1.7 million in common stock and $7.1 million in other invested assets. Of the $560.7 million of fixed maturities, $26.3 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

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

We are subject to regulations administered by a department of insurance in our states of domicile as well as in each state in which we conduct business. These regulations relate to, among other things:

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
•
requiring reserves.

Various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to non-renew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non-renewals, (iv) limitations upon increases or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further, regulatory authorities have relatively broad discretion to impose fines, sanctions, and other penalties, and to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us.

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

Examinations

State regulators where we are and may become licensed and offer insurance products conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports related to financial condition, holding company issues and other matters. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, we are subject to assessments levied by governmental and quasi-governmental entities from the states in which we conduct business. Generally, other state regulators defer to the state insurance regulator in our state of domicile. However, any state insurance regulator, in the states where we conduct business, has the discretion to conduct examinations to determine compliance with the applicable state insurance laws and regulations. The subject of the examinations may include forms, disclosures, marketing, sales practices, claims processes, underwriting, and various other practices and procedures. Upon the conclusion of the examination, the state regulators may make the examination reports publicly available.

Insurance Holding Company

The Company is also subject to the insurance holding company laws in the states of domicile of our insurance company affiliates. As part of the insurance holding company laws, we are required to file certain information with state insurance regulators in Florida, Rhode Island, and Hawaii, who may require us to file information regarding capital structure, financials, operations, and ownership. These state insurance regulators must approve any transactions between the Company and our affiliate entities.

Human Capital

Growth and Development

At December 31, 2023, we had 566 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. In 2023, we remained focused on employee development though training opportunities, including courses which provide insurance designations, and other employee engagement activities. Our performance management and other processes are intended to align associate aspirations, interests, performance, and experiences with the talent needs that supports a healthy working environment for the success of our business. Managers and associates conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an associate development culture.

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

We are committed to the wellness of our employees and our community and as part of that commitment we have volunteer programs to support our local community’s wellness which provides our employees paid time off to volunteer to Heritage-sponsored volunteer opportunities.

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

As of December 31, 2023, nearly all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, earthquakes, and winter storms. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. As further described in Note 13 Reserve for Losses, the Company's 2017 reinsurance agreement with the FHCF was commuted during the third quarter of 2023. This commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. The final amount paid by the FHCF could vary from the

Company’s future estimation of losses to have been recovered from the FHCF. Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, all of the increase would be retained.

In total, for the period from June 1, 2022 through May 31, 2023, we have purchased an aggregate limit of $2.9 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.

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
•
inflationary pressures on labor and materials, including supply chain disruptions;
•
our ability to stay competitive as evolving competitive technologies emerge such as artificial intelligence (“AI”) and machine learning to make pricing, underwriting, or other decisions;
•
our selection and application of appropriate rating and pricing techniques;
•
the effect of climate change on frequency and severity of insured events from severe weather;
•
changes in legal standards, claim resolution practices, and restoration costs; and
•
legislatively imposed consumer initiatives

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

The cost of reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market, public policy decisions and the expiration of time-limited governmental programs such as the RAP program, as well as the frequency and magnitude of natural and man-made catastrophes. Our total cost of obtaining reinsurance over the last few years has increased, both on an absolute basis and as a percentage of premiums-in-force, and is expected to continue to increase in the future. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows.

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

Along with other insurers in the industry, we license analytic and modeling software from third parties to facilitate our pricing, assess our risk exposure and determine our reinsurance needs. Given the inherent uncertainty of modeling techniques and the application of such techniques, these models have limitations with respect to their usefulness in predicting losses in any reporting period. Examples of these limitations include significant variations in estimates between models and modelers and material increases and decreases in model results due to changes and refinements of the underlying data elements and assumptions, including with respect to the risks arising from climate change, social inflation or other factors. Such limitations may lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of company or state-specific policy language, demand surge for labor and materials, consumer behavior, prevailing or changing claims, legal and litigation environments, or loss settlement expenses, all of which are subject to wide variation by catastrophe. Further, in accordance with laws and regulatory requirements in various states in which we conduct business, we may be required to use a model that has been reviewed and deemed acceptable by a particular state in accordance with standards over which we have no control and that might not align with our business.

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
•
technological changes also present competitive risks. For example, our competitive position could be impacted if we are unable to effectively deploy technology such as AI and machine learning that collects and analyzes a wide variety of data points to make underwriting or other decisions, or if our competitors collect and use data we do not have the ability to access or use. In addition, telematics and other usage-based methods of determining premiums can impact product design and pricing and are becoming an increasingly important competitive factor. Furthermore, state insurance regulators could have input on usage of AI and machine learning.

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

We write personal and commercial insurance policies through a network of independent agents. Our southeastern personal residential insurance policies are written through a network of more than 2,000 independent agents. Approximately 22.0% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of approximately 400 independent agents in Florida. Of our network of approximately 500 retail independent agents for business in the northeastern U.S., our three largest relationships represent approximately 16% of annualized premiums. Of our network of approximately 70 Hawaiian independent agencies, approximately 50% are affiliated with three large multi-producer agencies.

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
•
the availability and timing of information from, and the overall degree of cooperation or lack thereof by, policyholders and their representatives; and
•
the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2023, approximately 98% of our total investments was invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. This risk could be amplified in periods of rising interest rates. We currently hold all of our cash in accounts with eight financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry and multi-peril personal lines business has continued to increase in recent years, often driven by actual and social inflation. Litigation and assignment of benefits (“AOB”) in the State of Florida is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. The Florida legislature enacted several reform bills in the last several years with the intention to limit AOB and frivolous litigation. There can be no assurance that this new legislation will reduce the future impact of AOB or litigated claims practices.

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

Various regulatory and legislative bodies have adopted or proposed new laws or regulations to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to nonrenew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non renewals, (iv) limitations upon increases or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2023, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our subsidiary, Heritage P&C, has agreed to continue to maintain a risk-based capital ratio of at least 300%. Our subsidiary, NBIC, has agreed to maintain a risk-based capital ratio requirement of 325%.

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

From time to time, political dispositions affect the insurance market, including efforts to effectively suppress rates at a level that may not allow us to reach targeted levels of profitability. Despite efforts to remove politics from insurance regulation, facts and history demonstrate that public policymakers, when faced with untoward events and adverse public sentiment, can act in ways that impede a satisfactory correlation between rates and risk. Such acts may affect our ability to obtain approval for rate changes that may be required to attain rate adequacy along with targeted levels of profitability and returns on equity. Additionally, because we often must obtain regulatory approval prior to changing rates, delays in the filing, review or implementation of rate changes can adversely affect our ability to attain rate adequacy. Our ability to afford reinsurance required to reduce our catastrophe risk may be dependent upon the ability to adjust rates for our cost. Moreover, when state regulations allow us to implement rate changes while filings are pending, we risk having to refund premiums if the implemented changes are greater than those ultimately approved.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease. Due to inflationary pressures on the U.S. economy and governmental action to combat inflation, interest rates have been above recent historical levels, which may decrease our net income and cash flows.

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

We do not have significant revenue generating operations at the parent company. As such, our ability to make scheduled payments on our debt obligations and pay dividends depends on the financial condition and operating performance of our subsidiaries. If the funds we receive from our subsidiaries, some of which are subject to regulatory restrictions on the payment of distributions, are insufficient to meet our debt obligations, we may be required to raise funds through the issuance of additional debt or equity securities, reduce or suspend dividend payments, or sell assets.

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

We rely on our information technology systems for the effective operation of our business and for the secure maintenance and storage of confidential data relating to our business and for our policyholders. Cybersecurity risks could include breaches of systems resulting in compromised data including personally identifiable customer information or other proprietary or confidential information. We could also be subject to attacks that include denial of service attacks, or the deployment of malware intended to compromise the functionality of our information systems. Our third-party providers of products, services and support are subject to similar cybersecurity risks. Any of these breaches could impact our policyholders and our business, resulting in a loss of customers, suppliers, or revenue, including interruptions to our operations or damage to our reputation, regulatory enforcement actions, substantial fines and penalties, litigation or other liability or actions which could have a material adverse effect on our business, cash flows, financial condition and results of operations.

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

Our customers provide personal information that we store and maintain in our data warehouse and policy and claims systems. We have implemented systems and processes to protect against unauthorized access to or use of such personal information, but there is no guarantee that these procedures can prevent any security breaches or misuse of the information. Furthermore, we rely on encryption and authentication technology to provide security and authentication to secure transmission of confidential information, including customer bank account, credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve. In addition, many of the third parties who provide products, services, or support to us could also experience any of the above cyber risks or security breaches, which could impact our policyholders and our business and could result in a loss of customers, suppliers or revenue.

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

Frequent technological changes, new products and services and evolving industry standards are all influencing the insurance business. We believe that the development and implementation of new technologies will require additional investment of our capital resources in the future. We have not determined, however, the amount of resources and the time that this development and implementation may require, which may result in short-term, unexpected interruptions to our business, or may result in a competitive disadvantage in price and/or efficiency, as we endeavor to develop or implement new technologies. In addition, changes in technology typically outpace corresponding regulations, which may lead to periods of uncertainty in the permissible uses of certain technology and to differences or even inconsistencies in the regulatory approaches across jurisdictions. The absence of regulations or conflicts in regulations may further limit our ability to implement new technology in an effective and timely manner.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The Audit Committee (“Audit Committee”) of the Company’s Board of Directors (the “Board”) is actively involved in oversight of the Company’s risk management program, which includes the identification, assessment and management of material cybersecurity risks. A cybersecurity threat is any potential unauthorized occurrence, on or conducted through, the Company’s information systems that may result in adverse effects on the confidentiality, integrity or availability of the Company’s information systems or any information residing therein. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity risk management and strategy

As one of the elements of the Company’s overall risk management program, the Company’s cybersecurity program is focused on the following key areas:

•
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards, and such plans are tested and evaluated on a regular basis.
•
Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
•
Outside Consultants: The Company engages various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties, to among other things:
•
Assist in the design, implementation, and testing of our cybersecurity program, policies and procedures;
•
monitor Company networks, servers and endpoints to identify vulnerabilities;
•
perform assessments on the Company’s cybersecurity measures, including audits and independent reviews of the Company’s information security control environment and operating effectiveness;
•
obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure;
•
determine and execute mitigation and remediation options and plans; and
•
ensure ongoing compliance with applicable legal and regulatory requirements, including notification to required individuals and regulatory bodies in the event of the discovery of an information security breach as defined under applicable laws, and timely and adequate disclosure under applicable SEC rules.
•
Education and Awareness: The Company provides annual training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Governance

The Company maintains an Information Security Committee (the “ISC”) which is a cross-functional governance committee comprised of the AVP- Enterprise Information Technology (“IT AVP”), Chief Financial Officer (“CFO”) and Chief Executive Officer (“CEO”). The ISC is the focal point for all information security activities throughout the Company and acts as a liaison on security matters throughout our group of affiliates. The ISC, led by the IT AVP works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The ISC is charged with developing and implementing policies and procedures for incident response handling, monitoring, and addressing security risks on an ongoing basis. The ISC is responsible for deploying technology and information security experts to monitor security risks and advise, contain, analyze, and report on security incidents, as necessary. As described above, the Company also retains a third-party cyber security firm to work hand-in-hand with the ISC to develop and oversee a program to prevent, detect, mitigate and remediate cybersecurity incidents.

The Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company’s cybersecurity and other information technology risks, controls, strategies and procedures. The Company’s IT AVP, on behalf of the ISC, reports to the Audit Committee at least annually regarding technological risk exposure and the Company’s cybersecurity risk management strategy and reports any incidents to the Audit Committee in real time. Based on these reports, the Audit Committee periodically evaluates the Company’s information security strategies to ensure its effectiveness and, if appropriate, may also include a review from third-party experts. The Company’s Internal Audit function also provides quarterly updates to the Audit Committee which include an update on cybersecurity risks and related internal controls.

Management’s Expertise

Our IT AVP also ensures he is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Staying informed on developments in the cyber industry is crucial to the Company’s effective prevention, detection, mitigation and remediation of any cybersecurity incidents. In addition, the Company’s CEO and IT AVP each hold undergraduate degrees and graduate degrees in their respective fields, and each have over 20 years of experience managing risks at the Company or at similar companies, including risks arising from cybersecurity threats.

Risks from Cybersecurity Threats

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Lease Expiration Dates
Tampa, Florida	Corporate Headquarters	89,000	Leased
Honolulu, Hawaii	Insurance Company HI, Operations	4,405	Leased
Clearwater, Florida	Property occupied by unaffiliated tenants	75,736	Company owned
Sunrise, Florida	Regional Office	28,000	Leased
Johnston, Rhode Island	Insurance Company NE, Operations	28,098	Leased

Approximately 90% of the building in Clearwater is leased to unaffiliated tenants. We believe that these properties are suitable and adequate to meet the needs of our business.

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. As of March 4, 2024, we had 30,218,938 shares of common stock outstanding, including 1,579,369 shares of restricted stock for which restrictions have not lapsed.

Holders of Record

As of March 4, 2024, there were 58 holders of record of our common stock.

Dividends

While we have historically declared quarterly dividends, our board of directors did not declare a dividend during 2023 or for the second, third, and fourth quarters of 2022. The declaration and payment of dividends will continue to be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Refer to Note 22 “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock over the period from December 31, 2018 through 2023, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Dec-18	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23
Heritage Insurance Holdings Inc.	100	89	57	69	42	43
NASDAQ Insurance Index	100	120	112	121	137	144
Russell 2000 Index	100	123	119	146	165	115

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

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. Additionally, we anticipate continued rising costs and constrained availability of catastrophe reinsurance. We mitigate these conditions by continued exposure management, implementation of increased rates and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and TIV.

In December 2023, the Company completed a public and private offering by issuing 3.9 million of its common stock for cash proceeds of approximately $24.7 million, net of offering costs. The Company intends to use the net proceeds for general corporate and operational purposes and to provide capital for anticipated growth and expansion efforts.

Goodwill impairment Charge (2022)

We evaluate goodwill and other intangible assets for impairment annually, or whenever events or changes in circumstances indicate that it is likely that the carrying amount of goodwill and other intangible assets may exceed the implied fair value. Any impairment is charged to operations in the period that the impairment is identified. The evaluation of goodwill impairment requires considerable management judgment and includes a review of a variety of factors as described in Note 3, Intangible Assets, net to our consolidated financial statements. Any adverse change in those factors could have a significant impact on the recoverability of goodwill and a material impact on our financial results. During the second quarter of 2022, we concluded it was appropriate to perform an interim evaluation of goodwill for potential impairment given a variety of market trends. As a result of the analysis, management determined the entire amount of remaining goodwill was impaired, which reduced our carrying value of goodwill from $92.0 million to $0 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to weather-related catastrophe events; (ii) elevated loss ratios for property insurers in our markets; and (iii) trading of our stock below book value. These factors reduced our previously modeled fair value of the Company and resulted in a $92.0 million non-cash goodwill impairment charge, most of which is not tax deductible.

Supplemental Information

The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of December 31, 2023 and comparing those metrics to December 31, 2022. One of our strategies has been to reduce personal lines exposure in Florida, given historical abusive claims practices. While the Florida legislature made significant progress aimed at curtailing assignment of benefits and litigated claims abuse, we continue to carefully manage our Florida personal lines exposure.

	At December 31,
Policies in force:	2023	2022	% Change
Florida	153,387	182,673	(16.0)%
Other States	297,288	347,234	(14.4)%
Total	450,675	529,907	(15.0)%

Premiums in force:
Florida	$695,010,638	$599,596,526	15.9%
Other States	661,392,787	684,469,189	(3.4)%
Total	$1,356,403,425	$1,284,065,715	5.6%

Total Insured Value:
Florida	$103,535,162,876	$103,752,777,168	(0.2)%
Other States	286,860,809,967	306,070,446,229	(6.3)%
Total	$390,395,972,843	$409,823,223,397	(4.7)%

Florida policies-in-force declined from the prior year by 16.0% while premiums-in-force increased 15.9%, and TIV was down by 0.2%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business which generates higher average premium, rate increases across the book of business and use of inflation guard, partly offset by a premium reduction associated with fewer Florida personal lines policies. The Florida TIV remained relatively flat based on the reduction in personal lines policies offset by the strategic growth of our commercial residential portfolio, as well as use of inflation guard across the book of business. Compared to the year ended December 31, 2022, the policy count for markets outside of Florida decreased 14.4% due to underwriting actions and intentional exposure management, resulting in a TIV decrease of 6.3% while premiums-in-force decreased only 3.4% due to rating actions.

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that we expect will enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit though rate adequacy and more selective underwriting.
o
Significant rating actions throughout the book of business continues to favorably impact the book of business resulting in an increase in average premium per policy of 24.2% over the prior year.
o
Gross premiums earned increased 9.5% from the prior year, driven by rate actions taken in 2022 and 2023 as well as growth in commercial residential business, which helps drive the higher average premium.
o
Premiums-in-force of $1.4 billion are up 5.6% from the prior year while policy count is down 15.0% due to continued underwriting efforts aimed at rate adequacy, managing the reinsurance cost and improving the quality of the book of business.
o
Continued focus on timely rate actions, tightening underwriting criteria, and expanding restrictions on new business written in over-concentrated markets or products.
•
Allocate capital to products and geographies that maximize long-term returns.
o
Selectively increased commercial residential policy count driving an increase in premiums-in-force by 63.9% year over year while TIV only increased 20.7% and policies in force increased by only 3.0%. Commercial residential business tends to have a significantly lower attritional loss ratio and generates materially higher premium, and the TIV increase from growth is offset by a reduction in personal lines exposure, which manages reinsurance costs and is additive to underwriting income and return on equity. Commercial residential business represents 18.7% of in-force premium compared to 12.0% as of the prior year .
o
As part of our exposure management strategy, reduced policy count for Florida personal lines business by 16.3% as compared to the prior year. The disciplined underwriting and rating actions have reduced Florida personal lines TIV by 9.4% while reducing premiums in force by only 0.7% and improved the quality of our Florida book of business.
o
This disciplined underwriting approach resulted in a policy count reduction of 14.4% in other states, with a reduction in TIV by 6.3%, resulting in a reduction in premiums in force of only 3.4%.
•
Maintain a balanced and diversified portfolio.

o
Selective diversification of the portfolio by product and state, which can change based on market conditions, serves to reduce performance volatility.
o
No state represents over 26.5% of the Company’s TIV.
o
TIV for the top four states declined by 18.4%, while TIV for all other states increased by 88.0%.
o
In-force premium for the four states with the highest TIV decreased by 4.6% while in-force premium for all other states grew by 89.4%.
o
As a result of diversification efforts, personal lines TIV for the five states with the highest TIV decreased by 5.2% from the prior year period and represented 71.6% of all TIV at December 31, 2023 compared to 71.9% of all TIV at December 31, 2022.
•
Provide coverages suitable to the market and return targets.
o
Offering Excess & Surplus lines (“E&S”) policies in California, Florida, and South Carolina. This product allows greater flexibility in product terms as well as speed to market.
o
Continuing to evaluate other states for E&S and other products.

Reinsurance Commutation

As further described in Note 17, Commitments and Contingencies, to the condensed consolidated financial statements for the second quarter of 2023, our 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s future estimation of losses to be recovered from the FHCF. As such, should further re-estimations to Hurricane Irma losses increase the Company's expected loss reserves, all the increase will be retained by the Company. The commutation process was finalized and binding for both parties upon completion which occurred during the quarter ended September 30, 2023 and the final payment by the FHCF was received by the Company in September 2023.

Trends

Inflation, Underwriting and Pricing

We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates and inflation guard factors resulting in an increase in the average premium per policy of 24.2% for the year ended December 31, 2023 as compared to the prior year. The increase in average premium includes rate changes, inclusion of inflation in premiums as described below, and in the mix of business written. We experienced intentional growth of our commercial residential business during 2023 and this line of business generates significantly higher average premium per policy. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

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

We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Our Florida personal lines market is also seeing claim costs impacted by litigated claims, which substantially increases loss costs thereby driving up rates for the insurance buying public. Our response to this phenomenon is a combination of raising rates and reducing exposure. Claims abuse has extended throughout much of Florida, generated from assignment of benefits, excessive roof claims, and unwarranted litigated claims which far exceeds levels experienced in other states. Correspondingly, our exposure reduction plan expanded to personal lines business throughout the state of Florida. Recent legislative changes have been made in Florida in each of the last three years, which we believe is making some progress toward reducing losses from abusive claim reporting practices. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The impact of this legislation continues to be evaluated by management before growing exposures in the Florida personal lines market.

Our industry experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in the Spring 2022 renewals. This trend continued but to a lesser extent during the Spring 2023 renewals. As described herein, we are carefully managing exposure by reducing new personal lines business written in many geographies, non-renewing unprofitable business in compliance with regulatory requirements, and narrowing our underwriting requirements. We have improved the geographic distribution of our business, which is becoming more rate adequate. Our Florida net incurred losses and LAE declined for the year ended December 31, 2023, mostly due to more favorable weather, our improved portfolio, and legislative changes aimed at curtailing claims abuse. Our Florida net incurred losses and LAE for the year ended December 31, 2022 were significantly higher from a combination of adverse weather and exacerbation of losses on weather and other claims resulting from the litigated claims environment.

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

Provision for income taxes consists of federal and state corporate level income taxes. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year and updated with actual amounts in the fourth quarter. The effective tax rate can vary from the 26.5% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment. The 2023 effective tax rate was favorably impacted by the release of valuation allowance associated with the operations of our captive reinsurer, Osprey. The December 31, 2022 effective tax rate was adversely impacted by the non-deductible goodwill impairment and the establishment of a valuation allowance associated with the operations of our captive reinsurer, Osprey.

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

Overview of 2023 Financial Results

In the following section, we discuss our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 13, 2023.

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

•
Net income for the year ended December 31, 2023 was $45.3 million or $1.73 per diluted share, compared to a net loss of $154.4 million or $5.86 diluted loss per share in the prior year. The increase was driven mostly by the positive impact of rate actions, underwriting actions, and exposure management undertaken during 2022 and 2023, which favorably affected 2023 results. Additionally, net income benefitted from significantly lower losses as described below and a $6.4 million reduction in the valuation allowance associated with certain tax elections made by Osprey. Certain factors adversely affected 2022 results and impacted the year over year variance. The 2022 net loss stemmed from a $90.8 million, net of income tax, non-cash goodwill impairment charge contributing a $3.45 loss per share, combined with higher losses and loss adjustment expenses incurred for the year as described below. In addition, during 2022 the Company recorded a $6.4 million valuation allowance against our net deferred tax asset related to certain tax elections made by Osprey, our captive reinsurer domiciled in Bermuda.
•
Gross premiums written of $1.34 billion, up 5.3% from $1.28 billion in the prior year, driven primarily by rate actions taken in all states with a policy count reduction of 7.2% driven substantially by a reduction in the number of Florida personal lines policies. The decline in gross premiums written associated with the decline in personal lines policies was more than offset by growth in the commercial line gross premiums written. Additionally, rate increases continued to meaningfully benefit written premiums throughout the book of business and use of inflation guard results in higher premium.

•
Gross premiums earned of $1.32 billion, up 9.5% from $1.28 billion in the prior year, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy.
•
Net premiums earned of $697.2 million, up 9.4% from $637.1 million in the prior year, reflecting the higher gross earned premium outpacing the increase in ceded premiums for the year.
•
Losses and loss adjustment expenses incurred of $426.1 million, down 15.0% from $501.2 million in the prior year. The decrease primarily stems from lower weather and attritional losses as described below. Additionally, we experienced $1.6 million of favorable prior year development compared to $3.7 million of adverse prior year development in 2022.
•
Ceded premium ratio of 47.3%, flat from 47.3% in the prior year. The impact of higher catastrophe excess of loss reinsurance premium was partly offset by the increase in gross premiums earned.
•
Net loss ratio of 60.4%, an 18.3 point improvement over the prior year of 78.7%, driven by lower weather and attritional losses incurred and benefiting from higher net premiums earned as described above.
•
Net expense ratio of 35.2%, down 0.4 points from the prior year amount of 35.6%, as growth in net premiums earned outpaced higher policy acquisition costs and general and administrative expenses. The increase in policy acquisition costs is associated with the increase in gross premiums written. The increase in general and administrative expenses is driven mostly by software and other costs associated with the implementation of a new claims system that was placed in service in June 2023 as well human capital costs.
•
Net combined ratio of 95.6%, an 18.7 point improvement from 114.3% in the prior year, primarily driven by lower net loss and net expense ratios as described above.
•
Effective tax rate was 12.9% compared to 7.1% in the prior year. The effective tax rate for 2023 benefitted from a $6.4 million reduction in the valuation allowance against our Osprey net deferred tax assets that had been established in the prior year, as operating income at Osprey for the year ended December 31, 2023 resulted in sufficient positive evidence to release the valuation allowance on the Osprey net deferred assets. In contrast, for the year ended December 31, 2022 a $6.4 million valuation allowance was established against our Osprey net deferred tax assets whose utilization may be limited under the Internal Revenue Code. The effective tax rate for 2022 was also significantly lower than the statutory rate due to a non-cash, mostly tax non-deductible goodwill impairment of $92.0 million recorded in the second quarter. The effective tax rate can also vary driven by the impact of permanent differences in relation to the pre-tax income or loss each year.

Consolidated Results of Operations

The following table summarizes our results of operations for the years indicated:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,343,101	$1,275,031	$68,070	5.3%
Change in gross unearned premiums	(19,458)	(66,207)	46,749	(70.6%)
Gross premiums earned	1,323,643	1,208,824	114,819	9.5%
Ceded premiums	(626,458)	(571,759)	(54,698)	9.6%
Net premiums earned	697,186	637,065	60,121	9.4%
Net investment income	25,756	11,977	13,778	115.0%
Net realized losses and impairment losses	(972)	(258)	(713)	276.1%
Other revenue	13,529	13,676	(147)	(1.1%)
Total revenue	$735,499	$662,460	$73,039	11.0%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$426,129	$501,162	$(75,033)	(15.0%)
Policy acquisition costs	167,610	156,304	11,306	7.2%
General and administrative expenses	77,777	70,396	7,381	10.5%
Goodwill or intangible asset impairment	767	91,959	(91,193)	(99.2%)
Total expenses	672,283	819,821	(147,538)	(180.0%)
Operating income (loss)	63,216	(157,361)	220,577	(140.2%)
Interest expense, net	11,210	8,809	2,402	27.3%
Income (loss) before taxes	52,006	(166,170)	218,175	(131.3%)
Provision (benefit) for income taxes	6,698	(11,807)	18,506	(156.7%)
Net income (loss)	$45,308	$(154,363)	$199,670	(129.4%)
Basic net income (loss) per share	$1.73	$(5.86)	$7.59	(129.5%)
Diluted net income (loss) per share	$1.73	$(5.86)	$7.59	(129.5%)

Total revenue

Total revenue was $735.5 million for the year ended December 31, 2023, up 11.0% compared to $662.5 million in the prior year. The increase primarily stems from higher net premiums earned and net investment income as described below.

Gross premiums written

Gross premiums written were $1.34 billion, up 5.3% year-over-year from $1.28 billion, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business, partly offset by intentional targeted exposure management resulting in premium reductions of personal lines business in most states. We experienced premiums written growth of 15.3% in Florida driven by growth of the commercial residential portfolio and rate actions and a premium written reduction of 12.1% outside Florida driven by intentional exposure management which was partly offset by rate actions.

Premiums-in-force were $1.4 billion as of December 31, 2023, representing a 5.6% increase from the prior year due to continued proactive underwriting action and rate increases across the entire portfolio and strategic growth in our commercial residential product, despite a policy count reduction of approximately 79,000, driven by an intentional reduction in our personal lines policy count. Concurrently, TIV decreased by 4.7%.

Gross premiums earned

Gross premiums earned were $1.3 billion for the year ended December 31, 2023, up 9.5% compared to $1.2 billion in the prior year, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth of the commercial residential business.

Ceded premiums

Ceded premiums were $626.5 million for the year ended December 31, 2023, up 9.6% compared to $571.8 million in the prior year. The increase is primarily attributable to a higher cost of catastrophe excess of loss reinsurance.

Net premiums earned

Net premiums earned were $697.2 million for the year ended December 31, 2023, up 9.4% compared to $637.1 million in the prior year. The increase primarily stems from higher gross premiums earned outpacing higher ceded premiums as described above.

Net investment income

Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $24.8 million for the year ended December 31, 2023, up 112.0% compared to $11.7 million in the prior year. The increase stems from a strategy to reinvest bond maturity proceeds into higher yielding short term instruments such as bank sweep accounts and treasury bills.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
OPERATING EXPENSES:
Losses and loss adjustment expenses	$426,129	$501,162	$(75,033)	(15.0%)
Policy acquisition costs	167,610	156,304	11,306	7.2%
General and administrative expenses	77,777	70,396	7,381	10.5%
Goodwill or intangible asset impairment	767	91,959	(91,193)	(99.2%)
Total operating expenses	$672,283	$819,821	$(147,538)	(18.0%)

Total operating expenses

Total operating expenses were $672.3 million, down 18.0% from $819.8 million in the prior year. As described below, lower operating expenses were driven by a reduction in losses and loss adjustment expenses, partly offset by higher acquisition costs and general and administrative expenses, mostly associated with growth in gross premiums written. Additionally significant goodwill impairment was recorded during 2022, resulting in no remaining Goodwill as of December 31, 2022. During 2023, named intangibles associated with a construction division were impaired given management changes to its operations.

Losses and loss adjustment expenses (LAE)

Losses and LAE were $426.1 million for the year ended December 31, 2023, down 15.0% compared to $501.2 million in the prior year. The decrease was driven by lower weather losses and lower attritional losses compared to the prior year. Net current accident year weather losses were $109.2 million, down $84.0 million from $193.2 million in the prior year. Current year catastrophe losses were $48.3 million compared to catastrophe weather losses of $132.4 million in the prior year. Other weather losses were $60.9 million, relatively flat from $60.8 million in the prior year. Attritional losses were lower, primarily associated with the reduction in personal lines policy count and related underwriting criteria enhancements, which improved the book of business.

Additionally, we experienced $1.6 million of favorable prior year development compared to $3.7 million of adverse prior year development in 2022.

Policy acquisition costs

Policy acquisition costs were $167.6 million for the year ended December 31, 2023, up 7.2% compared to $156.3 million in the prior year. The increase is primarily attributable to acquisition costs associated with growth in gross premiums written and is partly offset by higher ceding commission income.

General and administrative expenses

General and administrative expenses were $77.8 million for the year ended December 31, 2023, up 10.5% compared to $70.4 million in the prior year. The increase is primarily attributable to amortization of software and other costs that can no longer be capitalized associated with the implementation of a new claims system. Additional costs were incurred in the current year associated with the installation of the new telephone system. The new claims and telephone systems are expected to drive future efficiencies. In addition, the company incurred higher human capital costs in the current year.

Goodwill or intangible asset impairment

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill was evaluated at the reporting unit level, for which we have one reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. The Goodwill impairment evaluation includes a review of a variety of factors as described below, which require considerable management judgment. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

As a result of our analysis for goodwill impairment, we impaired $92.0 million of goodwill during the second quarter of 2022, reducing our carrying value of goodwill to $0 at December 31, 2022. Additionally, during 2023, we impaired named intangibles associated with our construction division due to management changes to its operations. See the section titled “Goodwill Impairment Charge” above and Note 3 "Intangible Assets, net" of the notes to our consolidated financial statements for more detail on our prior year impairment of our goodwill.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands, expect per share amounts)
Operating income (loss)	$63,216	$(157,361)	$220,577	(140.2%)
Interest expense, net	11,210	8,809	2,402	27.3%
Income (loss) before taxes	52,006	(166,170)	218,175	(131.3%)
Provision (benefit) for income taxes	6,698	(11,807)	18,506	(156.7%)
Net income (loss)	$45,308	$(154,363)	$199,670	(129.4%)
Basic net income (loss) per share	$1.73	$(5.86)	$7.59	(129.5%)
Diluted net income (loss) per share	$1.73	$(5.86)	$7.59	(129.5%)

Net income (loss)

Net income for the year ended December 31, 2023 was $45.3 million, up 129.4% from net loss of $154.4 million in the prior year. The increase was driven mostly by the positive impacts of rate actions, underwriting actions, and exposure management undertaken during 2022 and 2023, which resulted in higher net earned premium, significantly lower losses and loss adjustment expenses as described above and the benefit of a $6.4 million reduction in the valuation allowance associated with Osprey operations. The 2022 net loss stemmed from a $90.8 million, net of income tax, non-cash goodwill impairment charge contributing a $3.45 loss per share, combined with higher losses and loss adjustment expenses incurred for the year, driven largely by weather losses. In addition, during 2022 we recorded a $6.4 million valuation allowance against our net deferred tax asset resulting from the operation of certain tax elections made by Osprey, our captive reinsurer domiciled in Bermuda which reduced the income tax benefit for the year.

Interest expense, net

Interest expense was $11.2 million for the year ended December 31, 2023, above the prior year by 27.3% as a result of higher interest rates on our variable rate debt.

Provision (benefit) for income taxes

The provision for income taxes was $6.7 million for the year ended December 31, 2023 compared to a benefit for income taxes of $11.8 million for the year ended December 31, 2022. The effective tax rate for the year ended December 31, 2023 was 12.9% compared to 7.1% in the prior year. The effective tax rate for 2023 benefitted from a $6.4 million reduction in the valuation allowance against our Osprey net deferred tax assets that had been established in the prior year as operating income at Osprey for the year ended December 31, 2023 resulted in full use of Osprey operating losses. In contrast, for the year ended December 31, 2022 a $6.4 million valuation allowance was established against our Osprey net deferred tax assets whose utilization may be limited under the Internal Revenue Code. The effective tax rate for pre-tax loss experienced for the year ended December 31, 2022 was also significantly lower than the statutory rate due to a non-cash, mostly tax non-deductible goodwill impairment of $92.0 million recorded in the second quarter. The effective tax rate can also vary driven by the impact of permanent differences in relation to the pre-tax income or loss each year.

	Year Ended December 31,
	2023	2022
Ceded premium ratio	47.3%	47.3%

Net loss and LAE ratio	61.1%	78.7%
Net expense ratio	35.2%	35.6%
Net combined ratio	96.3%	114.3%

Net combined ratio

The net combined ratio was 96.3% for the year ended December 31, 2023, an 18.7 point improvement from 114.3% in the prior year. The improvement stems primarily from a significantly lower net loss and LAE ratio, described below.

Ceded premium ratio

The ceded premium ratio was 47.3% for the year ended December 31, 2023, flat compared to the prior year. The increase in gross premiums earned year over year offset the increase in ceded premium.

Net loss and LAE ratio

The net loss and LAE ratio was 61.1% for the year ended December 31, 2023, a 17.6 point improvement from 78.7% in the prior year. The improvement primarily relates to significantly lower weather and attritional losses in the current year and higher net premiums earned as described above.

Net expense ratio

The net expense ratio was 35.2% for the year ended December 31, 2023, down 0.4 points from 35.6% in the prior year. The decrease primarily stems from the impact of higher net premiums earned which offset higher policy acquisition costs and G&A costs as described above.

Financial Condition – December 31, 2023 compared to December 31, 2022

Cash and Cash Equivalents

At December 31, 2023, cash and cash equivalents increased to $463.6 million from $280.9 million at December 31, 2022. The increase is primarily due to re-investment of proceeds from the maturity of fixed income securities into higher earning short duration investments. In addition, the Company benefitted from significant reinsurance recoveries from Hurricane Irma and Ian during 2023. This includes recoveries from the FHCF from the Hurricane Irma loss commutation as referenced in Note 13, "Reserve for Unpaid Losses". Finally, the Company received proceeds of approximately $24.7 million from the December 14, 2023 public and private offering of shares of its common stock as referenced in Note 22, “Equity”.

Fixed Maturity Securities

At December 31, 2023, fixed income securities decreased by $74.9 million to $569.4 million from $653.6 million at December 31, 2022. The decrease is primarily due to re-investment of proceeds from maturity of fixed income securities into higher earning short duration investments as described above. Additionally, an insurance company affiliate liquidated approximately $27.0 million of investments in advance of maturity to generate cash for the payment of claims. This relates to claims for Maui wildfire catastrophic losses that occurred during the third quarter of 2023.

Reinsurance Recoverable on Paid and Unpaid Claims

At December 31, 2023, reinsurance recoverable on paid and unpaid claims decreased by $322.6 million to $482.4 million from $805.1 million at December 31, 2022. The decrease is primarily due to reinsurance reimbursements received during 2023 for claim payments related to Hurricanes Irma and Ian.

Unpaid Losses and Loss Adjustment Expenses

At December 31, 2023, unpaid losses and loss adjustment expenses decreased by $285.8 million to $846.0 million from $1.1 billion at December 31, 2022. The decrease is primarily due to payment of Hurricane Irma and Ian claims during 2023.

Total Shareholders’ Equity

At December 31, 2023, total shareholders’ equity increased by $89.2 million to $220.3 million from $131.0 million at December 31, 2022. The increase is primarily due to net income for the year ended December 31, 2023, coupled with a reduction in unrealized losses on fixed maturity investments and proceeds from the public and private offering of shares of our common stock. Rising interest rates during 2022 resulted in significant unrealized losses at December 31, 2022. As interest rates tempered during 2023 and certain investments matured at face value, unrealized losses declined from the prior year.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2023, we held $463.6 million in cash and cash equivalents and $569.4 million in investments, compared to $280.9 million in cash and $653.6 million in investments as of December 31, 2022. The increase in cash and cash equivalents was primarily driven by proceeds from issuance of our common stock in the December 2023 underwritten public offering, higher cash levels at our captive reinsurer Osprey to provide collateral for affiliate reinsurance transactions, timing of receipt of reinsurance recoveries, a reinsurance commutation with the FHCF for which proceeds were received in advance of claim payments made by the Company, and reinvesting proceeds from investment maturities to short term instruments which provided a higher yield than fixed income securities, which was partly offset by costs associated with an enhanced policy, billing and claims system. The decrease in investments was driven by maturities which were not reinvested as described above which was partly offset by lower unrealized losses on our fixed income securities as interest rates stabilized.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2023	2022	2021	2023 vs 2022 Change	2022 vs 2021 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$70,415	$(34,260)	$60,130	$104,675	$(94,390)
Investing activities	100,806	(37,862)	(124,480)	138,668	86,618
Financing activities	14,546	(5,058)	(17,281)	19,604	12,223
Net change in cash, cash equivalents, and restricted cash	$185,767	$(77,180)	$(81,631)	$262,947	$4,451

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $70.4 million compared to net cash used in operating activities of $34.3 million during the prior year. The increase in cash provided by operating activities was primarily driven by timing of receipt of reinsurance recoveries including a reinsurance commutation with the FHCF for which proceeds were received in advance of claim payments made by the Company, timing of cash flows associated with claim and reinsurance payments, and higher cash levels at our captive reinsurer Osprey to provide collateral for affiliate reinsurance transactions.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 was $100.8 million compared to net cash used of $37.9 million in the prior year. The change in cash used in investing activities primarily relates to our reinvestment of proceeds from maturities into short term investments which provided security and liquidity while achieving higher yields, which was partly offset by costs associated with an enhanced policy, billing and claims system.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $14.5 million, compared to net cash used of $5.1 million in the prior year. The increase in cash provided by financing activities was primarily driven by the December 2023 underwritten public offering and contemporaneous private placement of an aggregate of 3,919,169 shares of our common stock resulting in gross proceeds of approximately $26.5 million before deducting underwriting discounts, commissions and other offering expenses as referenced in Note 22. "Equity", partly offset by principal payments on debt.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of November 7, 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $73.9 million in aggregate principal outstanding under the Term Loan Facility. As of December 31, 2023, there was $79.6 million in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of September 30, 2022, we had $25.0 million in borrowings and a $22.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to the amendment, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company borrowed $10.0 million under the Revolving Credit facility. At December 31, 2023, the outstanding balance under the Revolving Credit facility was $10.0 million. The Company secured additional letters of credit during 2023; however at December 31, 2023 all of the letters of credit were terminated and the Company had no outstanding letter of credits issued from the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2023, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 8.179% and 8.198% per annum, respectively.

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

Convertible Note

On August 10, 2017 and September 6, 2017, the Company and Heritage MGA, LLC (the “Notes Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with Citigroup Global Markets Inc., as the initial purchaser (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $136.8 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”). The Purchase Agreement contained customary representations, warranties and agreements of the Company and the Notes Guarantor and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions. The net proceeds from the offering of the Convertible Notes, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The offering of the Convertible Notes was completed on August 16, 2017.

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

In January 2022, the Company repurchased $11.7 million principal amount of outstanding Convertible Notes. As of December 31, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of December 31, 2023 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. In November 2022, the Company drew $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. As of December 31, 2023, the common stock was valued at $1.4 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2023:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$106,057	$16,609	$89,448	$—	$—
Convertible debt (1)	39,029	1,190	2,379	2,379	33,080
Mortgage loan (1)	11,019	354	768	9,897	—
FHLB agreement (1)	19,534	97	19,437	—	—
Operating lease obligations	32,961	4,825	9,585	9,687	8,864
Total Contractual Obligations	$208,600	$23,075	$121,618	$21,963	$41,944

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

Market Sensitive Instruments and Risk Management

Our investment results are subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions. We are also exposed to potential loss from various market risks, including changes in equity prices and interest rates.

In accordance with the SEC's Financial Reporting Release No 48, we performed sensitivity analysis, also referenced as the hypothetical analysis (refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk) to determine the effects that market risk exposures could have on the Company's future portfolio's earnings, fair value or cash flow as of December 31, 2023. Market risk represents the risk of changes in the fair value of financial instrument and consists of several components, including liquidity, basis and price risks.

The sensitivity analysis performed as of December 31, 2023 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by as of the year ended December 31, 2023 and are sensitive to changes in interest rates. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

Exposure to market risk is managed and monitored by senior management of the parent company and its subsidiaries along with a nationally recognized asset manager. The investment committee, appointed by our board of directors approves the overall investment strategy and has responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk. Management of risk may include buying or selling instruments or entering into offsetting positions.

Fixed Income Securities

We invest in interest rate sensitive securities, primarily debt securities. We consider the effect of interest rate movements on the fair value of our fixed maturities, short-term investments and certain of our other investments, and investment funds accounted for using the equity method which invest in fixed income securities (collectively, “Fixed Income Securities”) and the corresponding change in unrealized appreciation. As interest rates rise, the fair value of our Fixed Income Securities falls, and the converse is also true. Based on historical observations, there is a low probability that all interest rate yield curves would shift in the same direction at the same time.

The Company’s invested assets at December 31, 2023 were $569.4 million, of which 98.5% was invested in fixed maturity and short-term investments, 0.3% in equity securities, and 1.2% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

Effects of Inflation

General economic inflation has increased in recent quarters and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and exposure management, across all lines of business and types of loss including natural catastrophe events. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled and will vary by the specific type of inflation affecting our business.

The carrying value of the Company’s fixed maturity portfolio at December 31, 2023 was $560.7 million. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “A+” at both December 31, 2023 and 2022. Below investment grade securities represented 0.1% of the total fixed maturity investment portfolio at both December 31, 2023 and 2022. The weighted average effective duration of fixed maturities and short-term securities was 2.67 (3.14 excluding short-term securities) at December 31, 2023 and 3.18 (3.25 excluding short-term securities) at December 31, 2022.

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2023 and 2022 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are canceled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment and returned agent commission. We recorded bad debt expense of approximately $855,750, $0 and $0 in 2023, 2022, and 2021, respectively.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2023 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $292.1 million of recorded case reserves, we recorded $553.4 million of IBNR reserves as of December 31, 2023 to achieve overall gross reserves of $846.0 billion. At December 31, 2023, ceded IBNR and net IBNR were $277.2 million and $276.6 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income and stockholders’ equity as of and for the year ended December 31, 2023 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$424,157	$347,145	18.2%	$461,208	(8.7)%

Impact on:
Net income	$45,307	$101,911	124.9%	$18,074	(60.1)%
Stockholders’ equity	$220,280	$276,884	25.7%	$193,047	(12.4)%
Cash, cash equivalents and investments(1)	$1,033,055	$1,089,659	5.5%	$1,005,822	(2.6)%

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

Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes based upon the proportion these costs bear to production of new business. For the years ended December 31, 2023, 2022 and 2021, we earned ceding commission income of $64.8 million, $62.7 million and $57.1 million of which $48.7 million, $47.1 million and $43.0 million was allocable to policy acquisition costs.

Deferred taxes. At December 31, 2023, we assessed our deferred tax position and hold no valuation against our net deferred tax assets as there is sufficient evidence to support the recorded net deferred tax asset.

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2023 and 2022.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2023, 2022, and 2021.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at December 31, 2023, include interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised primarily of investment grade (investments receiving Standard & Poor's Global Ratings (“S&P”) or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, collateralized loan obligations (“CLO”) and other asset-backed securities (“ABS”), and mortgage-backed securities (“MBS”). Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in securities’ prices. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for any equity securities held are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.

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

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.67 years at December 31, 2023 and 3.18 years at December 31, 2022. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2023, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with our average credit quality rating at December 31, 2022.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2023 (in thousands, except percentages):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$508,833	$(51,849)	(9)%
200 basis point increase	$526,107	$(34,575)	(6)%
100 basis point increase	$543,390	$(17,291)	(3)%
100 basis point decrease	$577,982	$17,300	3%
200 basis point decrease	$595,291	$34,609	6%
300 basis point decrease	$612,296	$51,614	9%

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

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2023 (in thousands, except percentages):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$44,737	7%	$40,140	7%
AA+, AA, AA-	$349,668	58%	$320,805	58%
A+, A, A-1+	$115,549	19%	$108,162	19%
BBB+, BBB, BBB-	$96,277	16%	$91,192	16%
Not rated	$415	0%	$383	0%
	$606,646	100%	$560,682	100%

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

Our equity investment portfolio at December 31, 2023 consisted of membership shares held of FHLB common stock which are carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were canceled, as the membership cannot be sold.

The following table illustrates the composition of our equity portfolio at December 31, 2023 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,666	100%
Subtotal	$1,666	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,666	100%

Foreign Currency Exchange Risk

At December 31, 2023, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Heritage Insurance Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the COSO framework.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 13 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $846 million at December 31, 2023. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2023, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2023 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported or IBNR). The Company estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE.

Estimating the liability for unpaid losses and LAE requires significant judgment, relating to factors such as claim development patterns, severity, type and jurisdiction of loss, economic conditions, legislative developments, and a variety of actuarial assumptions. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.

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
•
We verified the consistency of the estimation process between the current year and those used in prior years and assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE, including the key factors considered by management in arriving at such estimates. With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company and its engaged actuaries to develop their unpaid losses and LAE reserve estimate.
•
We evaluated management’s prior year estimate for unpaid losses and LAE and the factors leading to changes in the estimate recognized in the current year. With the assistance of our engaged actuarial specialist, we assessed the reasonableness of management’s revisions to the estimate for unpaid losses and LAE.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Chicago, Illinois

March 13, 2024

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $606,646 and $705,548)	$560,682	$635,572
Equity securities, at fair value, (cost $1,666 and $1,514)	1,666	1,514
Other investments, net	7,067	16,484
Total investments	569,415	653,570
Cash and cash equivalents	463,640	280,881
Restricted cash	9,699	6,691
Accrued investment income	4,068	3,817
Premiums receivable, net	89,490	92,749
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197 and $45	482,429	805,059
Prepaid reinsurance premiums	294,222	306,977
Income taxes receivable	13,354	12,118
Deferred income tax asset, net	11,111	16,841
Deferred policy acquisition costs, net	102,884	99,617
Property and equipment, net	33,218	25,729
Right-of-use lease asset, finance	17,606	20,132
Right-of-use lease asset, operating	6,835	7,335
Intangibles, net	42,555	49,575
Other assets	12,674	11,509
Total Assets	$2,153,200	$2,392,600
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$845,955	$1,131,807
Unearned premiums	675,921	656,641
Reinsurance payable	159,823	199,803
Long-term debt, net	119,732	128,943
Advance premiums	23,900	26,516
Accrued compensation	9,461	6,594
Lease liability, finance	20,386	22,557
Lease liability, operating	8,076	8,690
Accounts payable and other liabilities	69,666	80,010
Total Liabilities	$1,932,920	$2,261,561

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 42,450,612 shares issued and 30,218,938 outstanding at December 31, 2023 and 37,796,107 shares issued and 25,539,433 outstanding at December 31, 2022	3	3
Additional paid-in capital	360,310	334,711
Accumulated other comprehensive income, net of taxes	(35,250)	(53,585)
Treasury stock, at cost, 12,231,674 shares at December 31, 2023 and 2022	(130,900)	(130,900)
Retained earnings (deficit)	26,117	(19,190)
Total Stockholders' Equity	220,280	131,039
Total Liabilities and Stockholders' Equity	$2,153,200	$2,392,600

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2023	2022	2021
REVENUES:
Gross premiums written	$1,343,101	$1,275,031	$1,164,879
Change in gross unearned premiums	(19,458)	(66,207)	(20,717)
Gross premiums earned	1,323,643	1,208,824	1,144,162
Ceded premiums earned	(626,458)	(571,759)	(533,091)
Net premiums earned	697,185	637,065	611,071
Net investment income	25,756	11,977	5,652
Net realized losses and impairment losses	(972)	(258)	(16)
Other revenue	13,529	13,676	14,854
Total revenues	735,498	662,460	631,561
EXPENSES:
Losses and loss adjustment expenses	426,129	501,162	427,370
Policy acquisition costs, net of ceding commission income (1)	167,610	156,304	145,968
General and administrative expenses, net of ceding commission income(2)	77,777	70,396	65,787
Goodwill or intangible asset impairment	767	91,959	60,500
Total expenses	672,283	819,821	699,625
Operating income (loss)	63,215	(157,361)	(68,064)
Interest expense, net	11,210	8,809	7,970
Income (loss) before income taxes	52,005	(166,170)	(76,034)
Provision (benefit) for income taxes	6,698	(11,807)	(1,307)
Net income (loss)	$45,307	$(154,363)	$(74,727)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on investments	23,388	(64,335)	(13,661)
Reclassification adjustment for net realized investment losses (gains)	636	258	(64)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5,690)	15,065	3,095
Total comprehensive income (loss)	$63,641	$(203,375)	$(85,357)
Weighted average shares outstanding
Basic	26,193,065	26,343,826	27,804,355
Diluted	26,252,328	26,343,826	27,804,355
Earnings (loss) per share
Basic	$1.73	$(5.86)	$(2.69)
Diluted	$1.73	$(5.86)	$(2.69)

(1)
Policy acquisition costs includes $48.7 million, $46.5 million and $47.1 million of ceding commission income for the reporting years 2023, 2022 and 2021, respectively.
(2)
General and administration includes $16.1 million, $15.4 million and $15.6 million of ceding commission income for the reporting years 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2020	27,748,606	$3	$331,867	$219,782	$(115,365)	$6,057	$442,344
Net unrealized change in investments, net of tax						(10,630)	(10,630)
Surrendered shares for tax withholding	(28,257)	—	(231)	—	—	—	(231)
Restricted stock vested	35,267	—	—	—	—	—	—
Issued restricted stock	254,793	—	—	—	—	—	—
Stock buy-back	(1,256,898)	—	—	—	(8,192)	—	(8,192)
Stock-based compensation on restricted stock	—	—	1,161	—	—	—	1,161
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(6,674)	—	—	(6,674)
Net loss	—	—	—	(74,727)	—	—	(74,727)
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax						(49,012)	(49,012)
Surrendered shares for tax withholding	(28,271)	—	(94)	—	—	—	(94)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	496,552	—	—	—	—	—	—
Forfeiture on restricted stock	(12,422)	—	—	—	—	—	—
Stock buy-back	(1,694,937)	—	—	—	(7,343)	—	(7,343)
Stock-based compensation on restricted stock	—	—	2,008	—	—	—	2,008
Cash dividends declared ($0.12 per share of common stock)	—	—	—	(3,208)	—	—	(3,208)
Net loss	—	—	—	(154,363)	—	—	(154,363)
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax						18,335	18,335
Surrendered shares for tax withholding	(68,865)	—	(429)	—	—	—	(429)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	1,286,855	—	—	—	—	—	—
Forfeiture on restricted stock	(483,454)	—	(1,750)	—	—	—	(1,750)
Stock-based compensation on restricted stock	—		3,112	—	—	—	3,112
Issuance of common stock through public and private offering, net	3,919,969	—	24,666				24,666
Net income	—	—	—	45,307	—	—	45,307
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$45,307	$(154,363)	$(74,727)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,362	2,008	1,161
Bond amortization and accretion	(3,488)	3,121	4,054
Amortization of original issuance discount on debt	469	1,037	1,784
Depreciation and amortization	8,689	8,359	8,449
Allowance for bad debt	856	(1)	—
Net realized losses and impairment losses	972	258	16
Net (gain) loss from sale of asset	(35)	(399)	168
Deferred income taxes	40	(11,202)	(5,956)
Goodwill or intangible asset impairment	767	91,959	60,500
Changes in operating assets and liabilities:
Accrued investment income	(251)	(650)	(430)
Premiums receivable, net	2,403	(20,823)	5,547
Prepaid reinsurance premiums	12,755	(41,104)	(20,055)
Reinsurance premiums receivable and recoverable	322,630	(535,668)	85,646
Income taxes receivable	(1,236)	(379)	20,485
Deferred policy acquisition costs, net	(3,267)	(5,736)	(4,616)
Right-of-use asset, net	3,026	286	(21,292)
Other assets	(1,165)	763	(729)
Unpaid losses and loss adjustment expenses	(285,852)	541,641	(69,175)
Unearned premiums	19,280	66,222	20,801
Reinsurance payable	(39,980)	8,075	29,810
Accrued interest	(410)	(3)	26
Leasehold incentives	—	1,622	—
Advance premiums	(2,616)	2,012	6,236
Accrued compensation	2,867	(1,420)	(1,311)
Lease liability, net	(2,785)	75	23,017
Other liabilities	(9,923)	10,050	(9,278)
Net cash provided by (used in) operating activities	70,415	(34,260)	60,130
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	332,511	93,726	208,527
Fixed maturity securities purchases	(230,743)	(127,400)	(334,584)
Equity securities sales	—	—	184
Equity securities reinvestments of dividends	(152)	—	—
Return on other investments	1,080	14,945	2,400
Other investment sales	8,000	—	—
Other investment purchases	—	(7,599)	—
Leasehold improvements	—	(3,825)	—
Proceeds from other investments sold	—	848	—
Cost of property and equipment acquired	(9,890)	(8,557)	(1,007)
Net cash provided by (used in) investing activities	100,806	(37,862)	(124,480)
FINANCING ACTIVITIES
Proceeds from term loan facility	—	35,000	2,782
Issuance of common stock, net of offering costs	24,666	—	—
Repurchase of convertible notes	—	(22,529)	—
Mortgage loan payments	(180)	(322)	(306)
Principal payments on term loan facility	(9,500)	(5,000)	(4,625)
Tax withholding on share-based compensation awards	(429)	(94)	(231)
Purchase of treasury stock	—	(7,343)	(8,192)
Dividends paid	(11)	(4,770)	(6,709)
Net cash provided by (used in) financing activities	14,546	(5,058)	(17,281)
Increase (decrease) in cash, cash equivalents, and restricted cash	185,767	(77,180)	(81,631)
Cash, cash equivalents and restricted cash, beginning of period	287,572	364,752	446,383
Cash, cash equivalents and restricted cash, end of period	$473,339	$287,572	$364,752

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information:
Income taxes (refunded) paid, net	$8,565	$(285)	$528
Interest paid	$9,312	$7,837	$5,282

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets:

	December 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$463,640	$280,881
Restricted cash	9,699	6,691
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$473,339	$287,572

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

Reclassification

We reclassified certain amounts in the 2021 consolidated statement of cash flows to conform to the 2023 presentation, relating to the presentation of "Net realized losses and impairment losses".

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

Restricted Cash

Restricted cash related to individual state regulatory deposits of $9.7 million and $6.7 million as of December 31, 2023 and 2022, respectively. The Company earned interest income of $26,052 and $12,612 on its restricted cash deposits.

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

Allowance for Credit Losses (Available-for-Sale-Debt Securities)

The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2023 and 2022, management evaluated and determined a credit allowance was not significant to the financial statements.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

Company holds certain passive investments as described in Note 2 "Investments" to these financial statements. The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or entitled to benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2023 and 2022, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.

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

Impairment of Other Investments

The Company maintains various interests in other investments without a readily determinable fair value that are evaluated for impairment at each reporting period. When such events or changes occur, the Company evaluates the estimated present value of future cash flows compared to its cost basis in the investment to evaluate whether there may be an impairment. For the year ended December 31, 2023, the Company recorded $2.2 million impairment charges on its other investments. For the year ended December 31, 2022, the Company recorded no impairment charges on its other investments.

Fair Value

Major categories of financial assets and liabilities are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when impaired, which include long-lived assets, and other investments that the Company cannot significantly influence.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2023. Changes in interest rates after December 31, 2023 may affect the fair value of the Company’s investments.

The Company’s non-financial assets, such as intangible assets, are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Refer to Note 3 “Intangible Assets, net” to these consolidated financial statements for further information on our 2021 and 2022 goodwill impairment charges. At December 31, 2022, all goodwill had been written off. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

Premiums

The Company records direct and assumed premiums written as revenue on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. We perform a policy-level evaluation to determine the extent to which the balance of premiums receivable exceeds the balance of unearned premiums. When we receive payments on amounts previously charged off, we reduce bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. An allowance of $1.3 million and $451,600 was recorded as of December 31, 2023 and 2022, respectively. Bad debt expense related to uncollectible premiums and agent commission due back to the Company for cancelled policies was $855,750, $0 and $0 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We earn ceding commission on our quota share reinsurance contracts. Our accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. For the years ended December 31, 2023, 2022, and 2021, we earned ceding commission income of $64.8 million, $61.9 million and $62.7 million of which $48.7 million, $46.5 million and $47.1 million was allocable to policy acquisition costs.

Ceding commission income is deferred and recognized over the quota share contract period. The amount and rate of ceding reinsurance commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

Premium Deficiency Reserve

At each reporting date, the Company determines whether it has a premium deficiency. A premium deficiency would result if the sum of the Company’s expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded the Company’s related unearned premiums plus investment income. Should the Company determine that a premium deficiency exists, the Company would write off the unrecoverable portion of deferred policy acquisition cost. At December 31, 2023 and 2022, the Company has recorded no premium deficiency reserve.

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

The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2023, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the interest rate environment and (iv) the stressed global economy. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance, if any.

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

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at the amount capitalized less accumulated amortization once placed in service and are included as a component of fixed assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchased or licensed and developed both internally and with third party vendors. As such, capitalized costs will be amortized over the term of the useful life of the software.

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

Goodwill and Intangible Assets

When the Company acquires a subsidiary or other business where it exerts significant influence, the fair value of the net tangible and intangible assets acquired is determined and compared to the amount paid for the subsidiary or business acquired. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill. Any excess of carrying value over fair value is written down as an impairment. This evaluation is performed annually, during the fourth quarter or more frequently if facts and circumstances warrant. An impairment loss would be recognized if, and to the extent that, the carrying value of goodwill exceeded the implied value. The remaining balance of goodwill was written off during the second quarter of 2022.

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally up to 15 years. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. The Company recorded an impairment of $767,000 associated with our construction affiliate resulting from changes to its operations. The Company did not identify any impairment indicators during the year ended December 31, 2022 and 2021.

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

Other Revenue

Our insurance affiliates may charge policyholders a policy fee on each policy written. The Company recognizes the income immediately when collected, which coincide with related service obligations. The Company also charges pay-plan fees to policyholders that pay its premiums in more than one installment and records the fees as income when collected. Other income also includes rental income due under non-cancelable leases for space at the Company’s commercial property.

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

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. As of December 31, 2023, the Company has approximately $885,000 of the Convertible Notes outstanding. This amount is net of $21.1 million of Convertible Notes reacquired and held by an insurance company subsidiary. Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

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

Accounting Pronouncements Adopted

In March 2022, the FASB issued ASU 2022-02, “2022-02 Financial Instruments-Credit Losses” (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. ASU 2022-02 is effective for annual periods beginning after December 15, 2022, including interim periods within those periods. Early adoption is permitted. The Company adopted ASU 2022-02 during the first quarter of 2023 with no impact to its financial statements.

Accounting Pronouncements Not Yet Adopted

The Company describes below recent pronouncements that may have a significant effect on its consolidated financial statements or on its disclosures upon future adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its financial condition, results of operations, or related disclosures

In June 2022, the FASB issued ASU 2022-03 , Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual sales restriction on an equity security is not considered when determining the security's fair value. This ASU was issued to eliminate diversity in practice by clarifying that contractual arrangements restricting an entity's ability to sell the security for a certain period of time is a characteristic of the reporting entity and should not be contemplated when determining the security's fair value. ASU 2022-03 requires new disclosures that provide investors with information about the restriction, including the nature and remaining duration of the restriction. The ASU is effective for annual periods beginning after December 15, 2023, including interim periods within those annual periods. Early adoption is permitted. The Company does not hold any equity securities that are subject to this new guidance.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 amends disclosure requirements for segment reporting by modifying and adding disclosure requirements. The additional disclosure requirements include the following on both an interim and annual basis: (i) significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"); (ii) amounts for "other segment items" by reportable segment and a description of its composition; and (iii) the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, ASU 2023-07 requires all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280, Segment Reporting, to now be disclosed in interim periods. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As it requires disclosure only, ASU 2023-07 will not have an impact on our financial condition or results of operations.

In December of 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the effective tax rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. Prospective application is required, with retrospective application permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements have or will have a material impact on its consolidated financial statements.

Note 2. Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2023	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$82,376	$417	$1,353	$81,440
States, municipalities and political subdivisions	92,739	12	8,958	83,793
Special revenue	250,891	92	24,660	226,323
Corporate and miscellaneous	180,640	475	11,989	169,126
Total	$606,646	$996	$46,960	$560,682

(1)
Includes securities at December 31, 2023 with a carrying amount of $26.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company evaluated the available for sale investments that were in an unrealized loss position at December 31, 2023 and determined that the decline in fair value was caused by rising interest rates, resulting in no credit loss allowance recorded for the year ended December 31, 2023.

December 31, 2022	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$121,811	$24	$4,093	$117,742
States, municipalities and political subdivisions	104,361	—	12,734	91,627
Special revenue	284,946	1	34,817	250,130
Corporate and miscellaneous	194,430	90	18,447	176,073
Total	$705,548	$115	$70,091	$635,572

(1)
Includes securities at December 31, 2022 with a carrying amount of $24.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The table below summarizes the Company’s fixed maturity securities at December 31, 2023 and 2022 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$90,919	15%	$89,529	16%
Due after one year through five years	344,368	57%	322,394	57%
Due after five years through ten years	141,647	23%	122,333	22%
Due after ten years	29,712	5%	26,426	5%
Total	$606,646	100%	$560,682	100%

	December 31, 2022
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$115,959	16%	$113,683	18%
Due after one year through five years	344,554	49%	314,420	49%
Due after five years through ten years	182,793	26%	150,905	24%
Due after ten years	62,242	9%	56,564	9%
Total	$705,548	100%	$635,572	100%

Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.

Net Realized Loss and Impairment Losses

The proceeds from the sale of debt securities were $76.9 million, $27.1 million and $30.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The following table presents net realized (losses) gains on the Company’s debt securities available-for-sale for the years ended December 31, 2023, 2022 and 2021, respectively:

	For the Years ended December 31,
	2023		2022		2021
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
	(in thousands)
Debt Securities Available-for-sale
Realized gains	$2	$22,220	$37	$4,836	$716	$26,029
Realized losses	(638)	54,672	(295)	22,245	(652)	4,359
Net realized (losses) gains	$(636)	$76,892	$(258)	$27,081	$64	$30,388

The following table presents the reconciliation of net realized losses and impairment losses on the Company’s investments reported for the years ended December 31, 2023, 2022 and 2021, respectively:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Gross realized gains on sales of available-for-sale securities	$2	$64	$716
Gross realized losses on sales of available-for-sale securities	(638)	(322)	(652)
Gross realized gains on sales of other investments	1,900	—	2,100
Impairment charge in other investments	(2,236)	—	(2,180)
Net realized losses and impairment losses	$(972)	$(258)	$(16)

Equity Investments

For the years ended December 31, 2023, 2022 and 2021, the Company had no net holding realized and unrealized gains or (losses) reported.

The following table presents the Company's equity investments as of December 31, 2023 and 2022, respectively.

For the Year Ended December 31,	2023	2022
Common stock	$—	$—
Membership Shares	1,666	1,514
Total equity investments	$1,666	$1,514

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2023, 2022 and 2021, respectively:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Debt securities available-for-sale	$16,848	$11,037	$7,220
Equity securities	222	50	—
Cash and cash equivalents	8,398	2,257	71
Other investments	2,309	693	1,435
Net investment income	27,777	14,037	8,726
Investment expenses	2,021	2,060	3,074
Net investment income, less investment expenses	$25,756	$11,977	$5,652

Unrealized Losses on Debt Securities

The following tables present, for all debt securities available-for-sale in an unrealized loss position, for which no allowance for credit loss is established (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	3	$14	$2,962	43	$1,339	$43,083
States, municipalities and political subdivisions	1	8	992	108	8,950	79,894
Special revenue	15	13	2,890	412	24,647	212,054
Corporate and miscellaneous	10	24	6,398	201	11,965	131,104
Total	29	$59	$13,242	764	$46,901	$466,135

	Less Than Twelve Months			Twelve Months or More
December 31, 2022	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	61	$2,040	$56,389	36	$2,053	$56,389
States, municipalities and political subdivisions	28	1,967	17,730	95	10,767	68,852
Special revenue	273	5,832	57,881	259	28,985	167,384
Corporate and miscellaneous	95	1,535	32,387	197	16,912	134,462
Total	457	$11,374	$164,387	587	$58,717	$427,087

The Company’s unrealized losses on corporate bonds have not been recognized because the bonds are of a high credit quality with investment grade ratings. After reviewing the Company's portfolio, if (i) the Company does not have the intent to sell, or (ii) it is more likely than not it will not be required to sell the security before its anticipated recovery, then the Company's intent is to hold the investment securities to recovery, or maturity if necessary to recover the decline in valuation as prices accrete to par. However, the Company's intent may change prior to maturity due to certain types of events, which include, but are not limited to, changes in the financial markets, the Company's analysis of an issuer’s credit metrics and prospects, changes in tax laws or the regulatory environment, or as a result of significant unforeseen changes in liquidity needs. As such, the Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the Company may not sell invested assets that the Company asserted it intended to sell at the balance sheet date. Such changes in intent are due to unforeseen events occurring subsequent to the balance sheet date.

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

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2023 and 2022 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2023	2022
Other Real Estate LLC	Other Investments	Equity Method	$1,066	$1,508
Real Estate Corporation(1)	Other Investments	Measure Alternative	758	2,377
Preferred Membership/Interest (2)	Other Investments	Measure Alternative	4,490	8,490
Non-real estate related (3)	Other Investments	Equity Method	753	2,009
Insurtech Stock (4)	Other Investments	Measure Alternative	—	2,100
Total non-consolidated VIEs			$7,067	$16,484

(1)
For the years ended December 31, 2023 and 2022, a $676,000, and $0 impairment was recognized in Net realized losses and impairment losses on the Statement of Operations.
(2)
The preferred interest agreement dated June 2022 in aggregate of $8.5 million is subject to fixed principal and interest schedules with a maturity date of July 1, 2027. In December 2023, the Company sold 47% of its preferred interest for $4.0 million to a nonaffiliated third party.
(3)
Certain underlying assets of the funds are expected to be liquidated over the period of approximately 3 to 5 years. In addition, the Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, or transfer its investment, without the consent of the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and interest processed from the underlying assets. For the year ended December 31, 2023, a $1.2 million impairment was recognized in net realized losses and impairment losses on the statement of operations.
(4)
During the first quarter of 2023, the Company sold its investment in an Insurtech company for $4.0 million, resulting in a $1.9 million realized gain on the investment.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,819	$1,819	$3,517	$3,517
Investments in non-consolidated VIEs - Measurement alternative	$5,248	$5,248	$12,967	$12,967
Total non-consolidated VIEs	$7,067	$7,067	$16,484	$16,484

The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

Note 3. Intangible Assets, net

For the years ended December 31, 2023 and 2022, other intangible assets were $42.6 million and $49.6 million, respectively. These amounts include $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

The Company utilizes a combination of approaches to value the Company’s single reporting unit. The estimate of fair value was derived from the weighting of the income approach (discounted cash flow model) in conjunction with the market approach (guideline public company method and guideline transaction method) to determine the fair value of the single reporting unit.

Management reviewed intangibles and concluded no circumstances or events occurred that would indicate the carrying value of the intangible assets may not be recoverable other than what was recorded during the second quarter of 2023. During the second quarter of 2023, management impaired certain named intangible assets with a carrying value of $767,000 associated with our construction affiliate resulting from changes to its operations.

During the second quarter of 2022, management determined a triggering event occurred for which it deemed an interim evaluation of goodwill was appropriate and concluded the remaining balance of its goodwill was fully impaired. The carrying value of $92.0 million was written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company’s markets; and (iii) the Company’s market cap was below book value. These factors reduced the Company’s previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, as of the second quarter of 2022, most of which was not tax deductible. During the fourth quarter of 2021, the Company recognized $60.5 million for a goodwill impairment charge.

Intangible Assets, net

Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.

The tables below detail the finite-lived intangible assets, net as of December 31, 2023 and 2022, respectively (amounts in thousands):

	For the Year Ended December 31,
	2023	2022
Amortizing intangible assets	(in thousands)
Brand	$1,210	$1,210
Agent relationships	15,500	15,500
Renewal rights	57,200	57,200
Customer relations	870	870
Trade names	9,000	9,000
Non-compete	4,790	4,790
	88,570	88,570
Accumulated amortization	(47,330)	(40,310)
Total infinite-lived intangible assets, net	41,240	48,260
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$42,555	$49,575

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2024	$6,183
2025	$6,183
2026	$6,033
2027	$5,836
2028	$3,913
Thereafter	$13,091
$41,240

Amortization expense of intangible assets was $6.3 million, $6.4 million and $6.4 million for the years ending December 31, 2023, 2022 and 2021, respectively.

Note 4. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	For the Year Ended December 31,
	2023	2022	2021
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$45,307	$(154,363)	$(74,727)
Weighted average shares outstanding	26,193,065	26,343,826	27,804,355
Basic earnings (loss) per share:	$1.73	$(5.86)	$(2.69)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$45,307	$(154,363)	$(74,727)
Weighted average shares outstanding	26,193,065	26,343,826	27,804,355
Add: Effect of dilutive securities
5.875% Convertible Notes	59,263	—	—
Diluted weighted average common shares outstanding	26,252,328	26,343,826	27,804,355
Diluted earnings (loss) per share:	$1.73	$(5.86)	$(2.69)

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

For the years ended December 31, 2023 and 2022, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$81,440	$—	$81,440	$—
States, municipalities and political subdivisions	83,793	—	83,793	—
Special revenue	226,323	—	226,323	—
Corporate and miscellaneous	169,126	—	169,126	—
Total debt securities	$560,682	$—	$560,682	$—
Equity Securities
Common stock	1,666	1,666	—	—
Total equity securities	1,666	1,666	—	—
Total debt securities and equity securities	$562,348	$1,666	$560,682	$—

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Invested Assets:	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$117,742	$—	$117,742	$—
States, municipalities and political subdivisions	91,627	—	91,627	—
Special revenue	250,130	—	250,130	—
Corporate and miscellaneous	176,073	—	176,073	—
Total debt securities	635,572	—	635,572	—
Equity Securities
Common stock	1,514	1,514	—	—
Total equity securities	1,514	1,514	—	—
Total debt securities and equity securities	$637,086	$1,514	$635,572	$—

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

Certain of our investments in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. The following table presents information for assets measured at an estimated fair value on a nonrecurring basis as of December 31, 2022:

	Carrying Value Balance, January 1, 2022	Amounts impaired	Carrying Value Balance, December 31, 2022
	(in thousands)
Goodwill (1)	$91,959	$(91,959)	$—
Total	$91,959	$(91,959)	$—

(1)
Non-cash impairment charge recorded in operating expenses in the consolidated statement of operations by the legal entity or related holding companies acquired. Goodwill that is impaired and subject to nonrecurring fair value measurements is a Level 3 valuation.

During the second quarter of 2023, the Company recorded an impairment of $767,000 of named intangible assets associated with a construction division given management changes to its operations. During the second quarter of 2022, the Company recorded a goodwill impairment of approximately $92.0 million. Management concluded there was a goodwill impairment based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company’s markets; and (iii) the Company’s market cap was below book value.
Note 6. Other Comprehensive Income

The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021, respectively:

	For the Year Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$23,388	(5,539)	$17,850	$(64,335)	15,126	$(49,209)	$(13,661)	$3,081	$(10,580)
Reclassification adjustment of realized losses (gains) included in net income (loss)	636	(151)	484	258	(61)	197	(64)	14	$(50)
Effect on other comprehensive income (loss)	$24,024	$(5,690)	$18,335	$(64,077)	$15,065	$(49,012)	$(13,725)	$3,095	$(10,630)

Note 7. Other Assets

The following table summarizes the Company’s other assets for the years ended December 31, 2023 and 2022:

Description	December 31, 2023	December 31, 2022
	(in thousands)
Other amounts receivable	$1,508	$1,363
State underwriting pooling & assoc.	$5,320	4,697
Prepaid expense	$4,967	4,694
Unallocated Remittances	$879	755
Total other assets	$12,674	$11,509

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

The components of lease costs were as follows (in thousands) for the respective years:

	December 31, 2023	December 31, 2022
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,578	$1,449
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	2,569	2,591
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	890	977
Total finance lease cost	$3,459	$3,568
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,526	$952
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$142	$188

Right-of-use lease asset and Lease Liability was as follows (in thousands):

Operating Leases	December 31, 2023	December 31, 2022
Right of use assets	$6,835	$7,335
Lease liability	$8,076	$8,690
Finance Leases
Right of use assets	$17,606	$20,132
Lease liability	$20,386	$22,557

Supplemental cash flow information related to our operating and financial leases as follows (in thousands):

Operating Leases	December 31, 2023	December 31, 2022
Right of use assets	$500	$(2,300)
Lease liability	$(614)	$2,139
Finance Leases
Right of use assets	$2,526	$2,586
Lease liability	$(2,171)	$(2,064)

Weighted-average remaining lease term and discount rate for our operating and financing leases was as follows:

Weighted-average remaining lease term	December 31, 2023		December 31, 2022
Operating lease	5.57	yrs.	6.49	yrs.
Finance lease	7.16	yrs.	8.13	yrs.
Weighted-average discount rate
Operating lease	5.17%		5.14%
Finance lease	4.15%		4.16%

Maturities of lease liabilities for financing and operating leases were as follows as of December 31, 2023 (in thousands):

	Financing Lease	Operating Lease
2024	$3,109	$1,716
2025	3,173	1,609
2026	3,216	1,587
2027	3,190	1,595
2028	3,269	1,633
2029 and thereafter	7,651	1,213
Total lease payments	23,608	9,353
Less: imputed interest	3,222	1,277
Present value of lease liabilities	$20,386	$8,076

Note 9. Property and Equipment

Property and equipment, net consists of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	14,450	6,884
Computer hardware and software	10,717	8,851
Office furniture and equipment	1,484	1,381
Tenant and leasehold improvements	10,876	10,485
Vehicle fleet	515	594
Total, at cost	50,223	40,376
Less: accumulated depreciation and amortization	(17,005)	(14,647)
Property and equipment, net	$33,218	$25,729

The Company has capitalized certain costs related to a new policy, billing and claims system for which one component with a capitalized cost of $2.1 million was completed and placed into service during the second quarter of 2023. The remaining components are anticipated to be placed into service in early 2025.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $2.4 million, $2.0 million, $2.1 million, respectively. The Company’s own real estate consists of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $12.2 million with accumulated depreciation of approximately $2.5 million at December 31, 2023.

Expected annual rental income due under non-cancellable operating leases for our real estate properties is as follows (in thousands):

Year	Amount
2024	$2,414
2025	2,466
2026	2,518
2027	2,569
2028	2,621
2029 and Thereafter	34,074
Total	$46,662

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

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the year ended December 31, 2023, 2022 and 2021 the Company allocated ceding commission income of $48.7 million, $46.5 million and $47.1 million to policy acquisition costs and $16.1 million, $15.4 million and $15.6 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning balance of deferred ceding commission income	$42,758	$40,405	$39,995
Ceding commission deferred	$55,639	64,201	63,131
Less: ceding commission earned	$(64,770)	(61,848)	(62,721)
Ending balance of deferred ceding commission income	$33,627	$42,758	$40,405

Deferred ceding commission income is included in Other Liabilities in the Company's consolidated financial statements.

Note 11. Deferred Policy Acquisition Costs

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC costs will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Beginning Balance	$99,617	$93,881	$89,265
Policy acquisition costs deferred	$216,295	202,793	193,106
Amortization	$(213,028)	(197,057)	(188,490)
Ending Balance	$102,884	$99,617	$93,881

Note 12. Reinsurance

Overview

Reinsurance

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2023 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provide reinsurance for Florida admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). We also sponsored catastrophe bonds in 2023 and 2022 through Citrus Re Ltd. For the 2023 hurricane season, we also obtained reinsurance from the Florida State Board of Administration’s Reinsurance to assist Policyholders (“RAP”) program which provide reinsurance for Florida admitted policies only. The RAP component of our reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

2023-2024 Reinsurance Towers by Region

The following graphics depict our reinsurance program structure for the 2023-2024 hurricane season by region.

Millions

$1,120.3	Layer 4 FL/SE 100% of $60M xs $470M 1@100%
$1,060.3	Layer 3 Ex- HI 100% of $80M xs $390M 1@100%
$980.3

$838.8	FHCF Layer 90% of
$564.3M xs $274.5M ($507.9M)
$274.5
$283.7	RAP Layer 90% of $91.6M xs $192.1M ($82.4M)

192.1	Layer 2 100% of $250M xs $140M 1@100% w/RPP

$140.0	Layer 1 100% of $100M xs $40M 1@100% w/ RPP

$40.0	Retention

SE 1st Event

Millions
$1,255.0	Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $1,140M
$1,140.0
Northeast Only 40.54% of $370M xs $770M ($150M) 1@100%	Citrus Re 2023-1 Northeast Only Bond 32.43% of $370M xs $770M ($120M)	Citrus Re 2022-1 Northeast Only Bond 27.03% of $370M xs $770M ($100M)

$770.0	Multi-Zonal 100% of $300M xs $470M 1@100%
$470.0	Layer 3 Ex- HI 100% of $80M xs $390M 1@100%
$390.0	Layer 2 100% of $250M xs $140M 1@100%
$140.0	Layer 1 100% of $100M xs $40M 1@100%
$40.0	Retention

Net Quota Share

NE 1st Event

Millions

$870.0	Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $755
$755.0	HI Only 100% of $65M xs $690M 1@100%
$690.0	Multi-Zonal 100% of $300M xs $390M 1@100%
$390.0	Layer 2 100% of $250M xs $140M 1@100%
$140.0	Layer 1 100% of $100M xs $40M 1@100%
$40.0	Retention

HI 1st Event

* xs = in excess

2023 - 2024 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2023, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90% for the 2023 hurricane season. Additionally, for Florida admitted market risks, the Company also has reinsurance from the Reinsurance to Assist Policyholders (“RAP”) program created by the Florida legislature, which provides reinsurance at no cost to the Company. Osprey will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey and Citrus Re are fully collateralized programs.

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

Additionally, the Company placed an occurrence contract for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2023, expiring December 31, 2024. The contract is 60% placed with a $15.0 million limit in excess of a retention of $25.0 million, with the remaining 40% placed with a $20.0 million limit in excess of a retention of $20.0 million, with one reinstatement available.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer, as well a limit of $1.0 million per risk. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program was renewed on December 31, 2023 ceding 41.0% of the net premiums.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,343,101	$1,323,643	$875,475
Ceded	(613,739)	(626,458)	(449,346)
Net	$729,362	$697,185	$426,129

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,275,031	$1,208,824	$1,318,001
Ceded	(612,863)	(571,759)	(816,839)
Net	$662,168	$637,065	$501,162

	For the Year Ended December 31, 2021
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,164,879	$1,144,162	$625,748
Ceded	(553,147)	(533,091)	(198,378)
Net	$611,732	$611,071	$427,370

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of period	$1,131,807	$590,166	$659,341
Less: reinsurance recoverable on unpaid losses	759,681	301,757	397,688
Net balance, beginning of period	372,126	288,409	261,653
Incurred related to:
Current year	427,702	497,428	430,907
Prior years	(1,573)	3,734	(3,537)
Total incurred	426,129	501,162	427,370
Paid related to:
Current year	232,827	267,319	247,903
Prior years	141,270	150,126	152,711
Total paid	374,097	417,445	400,614
Net balance, end of period	424,158	372,126	288,409
Plus: reinsurance recoverable on unpaid losses	421,797	759,681	301,757
Balance, end of period	$845,955	$1,131,807	$590,166

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of December 31, 2023, the Company reported $424.2 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $276.6 million attributable to IBNR net of reinsurance recoverable, or 65.2% of net reserves for unpaid losses and loss adjustment expenses. The Company’s losses incurred for the year ended December 31, 2023, reflect favorable development of $1.6 million and for the years ended December 31, 2022 and 2021 reflect prior year adverse development of $3.7 million and prior year favorable development of $3.5 million, respectively, associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts.

In the fourth quarter of 2022 we re-estimated our ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, Heritage exhausted the private layers of reinsurance specific to Hurricane Irma but had a 45% participation in the FHCF limit remaining. As further described in Note 17, Commitments and Contingencies, to these consolidated financial statements, the Company's 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and the FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in future adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s future estimation of losses to have been recovered from the FHCF. Accordingly, should future re-estimations to Hurricane Irma losses increase the Company’s expected loss reserves, all of the increase will be retained by the Company.

The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as cumulative claim payments and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

The information by accident year for years prior to 2023 is presented as required supplementary information and is unaudited.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2014 & prior	2015	2016	2017	2018	2019	2020	2021	2022	2023	Net IBNR Reserves	Reported Claims
2014 & prior	$288,316	$284,361	$282,344	$283,992	$284,662	$284,426	$284,675	$285,026	$285,114	$285,015	$35	84,987
2015		179,255	197,744	203,792	205,164	206,011	205,437	204,961	204,944	206,077	523	26,130
2016			237,207	242,611	250,990	250,235	250,067	250,482	249,315	250,707	559	27,635
2017				189,163	195,240	192,749	194,618	195,602	211,386	220,944	27,021	73,360
2018					199,565	193,672	192,474	198,064	207,569	210,310	1,031	34,493
2019						258,876	231,545	230,691	237,250	239,936	3,024	26,371
2021							370,058	362,108	372,212	374,606	15,701	39,844
2022								388,949	357,677	355,722	13,193	33,121
2022									447,817	429,315	69,843	41,861
2023										388,245	133,534	19,041
									Total	$2,960,877	$264,464

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2014 & prior	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014 & prior	$222,198	$254,758	$263,465	$272,957	$278,974	$281,275	$282,899	$283,982	$284,631	$284,965
2015		103,918	162,654	181,672	192,967	197,524	199,600	201,495	202,848	204,149
2016			132,679	211,512	233,540	238,868	241,875	244,820	246,826	249,901
2017				103,148	169,743	178,622	184,313	188,928	194,079	163,068
2018					84,552	152,592	170,301	187,386	199,007	206,965
2019						124,664	185,667	207,714	222,246	232,805
2021							210,548	311,539	336,574	346,651
2022								213,830	300,731	327,719
2022									220,141	328,881
2023										197,392
									Total	$2,542,496

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$412,020
Reinsurance recoverable on unpaid losses	421,797
Unpaid Unallocated Loss Adjustment Expense	12,138
Unpaid losses and loss adjustment expenses	$845,955

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2023 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	55%	28%	8%	3%	3%	3%

Note 14. Long-Term Debt

Convertible Senior Notes

In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year.

Holders of the Convertible Notes had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depositary for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company directed the trustee to cancel the Convertible Notes tendered. Prior to this transaction, the outstanding balance as of July 31, 2022 of non-affiliated Convertible Notes was $11.8 million. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. In November 2022, the Company used $10.0 million from its revolving credit facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.

In January 2022, the Company reacquired and retired $11.7 million of its outstanding Convertible Notes. Payment was made in cash and the Convertible Notes were retired at the time of repurchase. In addition, the Company expensed $242,700 which represents the proportionate amount of the unamortized issuance and debt discount costs associated with this repurchase.

As of December 31, 2023, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the years ended December 31, 2023 and 2022, the Company made interest payments, net of affiliated Convertible Notes of approximately $104,000, on the outstanding Convertible Notes.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For the years ended December 31, 2023 and 2022, the Company made principal and interest payments of $975,532 and $892,850 on the mortgage loan, respectively.

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

Term Loan Facility. As amended by the Seventh Amendment, the principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2023 and 2022, there was $79.6 million and $89.1 million in aggregate principal outstanding under the Term Loan Facility and as of December 31, 2023 and 2022, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10.0 million in aggregate principal outstanding under the Revolving Credit Facility.

For the year ended December 31, 2023, the Company made principal and interest payments of approximately $9.5 million and $7.0 million, respectively and for the comparable year of 2022, the Company made principal and interest payments of approximately $5.0 million and $2.3 million on the Term Loan Facility, respectively.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. As of December 31, 2022, we had $10.0 million in borrowings and $32.6 million letters of credit outstanding under the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to a November 2022 amendment to the Credit Agreement, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended

Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million. At December 31, 2022, the Company had multiple letters of credit that totaled $32.6 million outstanding under the Revolving Credit Facility. The Company secured additional letters credit during 2023; however at December 31, 2023 all of the letters of credit were terminated and the Company had no outstanding letter of credits issued from the Revolving Credit Facility. For the year ended December 31, 2023, the Company made interest payments in aggregate of approximately $752,441 on the Revolving Credit Facility and $707,850 relating to letters of credit and unused availability commitment fees.

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

At December 31, 2023, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 8.179% and 8.198%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of December 31, 2023, the fair value of the collateralized securities was $26.3 million and the equity investment in FHLB common stock was $1.4 million. As of December 31, 2023 and 2022, the Company made quarterly interest payments of approximately $723,770 and $601,000 per the terms of the agreement, respectively. As of December 31, 2023 and December 31, 2022, the Company also holds other common stock from FHLB Des Moines, and FHLB Boston carried at $72,500; $177,197, and $145,200; $173,900, respectively.

The following table summarizes the Company’s long-term debt:

	December 31, 2023	December 31, 2022
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	11,019	11,199
Credit loan facility	79,625	89,125
Revolving credit facility	10,000	10,000
FHLB loan agreement	19,200	19,200
Total principal amount	$120,729	$130,409
Deferred finance costs	$997	$1,466
Total long-term debt	$119,732	$128,943

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

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2024	$9,855
2025	29,074
2026	71,018
2027	9,897
2028	—
Thereafter	885
Total principal payments	$120,729

Note 15. Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands)
Federal:
Current	$5,572	$(1,196)	$3,015
Deferred	70	(9,714)	(5,872)
Provision (Benefit) for Federal income tax	5,642	(10,910)	(2,857)
State:
Current	1,086	592	1,634
Deferred	(30)	(1,489)	(84)
Provision/(Benefit) for State income tax expense	1,056	(897)	1,550
Provision/(Benefit) for income taxes	$6,698	$(11,807)	$(1,307)

The income tax provision (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Expected income tax expense at federal rate	21.0%	21.0%	21.0%
State tax expense	4.2%	1.0%	(1.0)%
Permanent items	0.5%	(0.3)%	(0.5)%
Goodwill impairment	0.0%	(10.6)%	(16.7)%
Non-deductible stock compensation	0.2%	(0.1)%	(0.2)%
Tax exempt interest	(0.2)%	0.1%	0.1%
Executive compensation 162(m)	0.6%	(0.2)%	(0.2)%
Political contributions	0.1%	0.0%	(0.2)%
Tax rate change	(1.0)%	0.0%	(0.5)%
Valuation allowance	(12.3)%	(3.8)%	0.0%
Other	(0.2)%	0.0%	0.0%
Reported income tax expense	12.9%	7.1%	1.7%

The effective tax rate for 2023 benefitted from a reduction of a $6.4 million valuation allowance related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey. The effective tax rates for 2022 and 2021 were impacted by non-deductible goodwill impairment of $92.0 million recognized during the second quarter of 2022 and $60.5 million during fourth quarter of 2021. Furthermore, the 2022 effective tax rate was impacted by the recognition of a $6.4 million valuation allowance related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey. The Company may only realize those net deferred tax assets to the extent Osprey generates future taxable income; Osprey's 2023 results generated taxable income which resulted in the reversal of the valuation allowance in 2023.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2023	2022
Deferred tax assets:	(in thousands)
Unearned premiums	$18,507	$17,060
Unearned commission	7,964	10,053
Net operating loss	436	1,189
Tax-related discount on loss reserve	5,162	4,902
Stock-based compensation	331	297
Accrued expenses	1,677	1,016
Leases	940	885
Unrealized losses	11,655	16,987
Dual Consolidated loss limitation	—	9,740
Other	473	238
Total deferred tax asset	47,145	62,367
Valuation allowance	—	(6,376)
Adjusted deferred tax asset	47,145	55,991
Deferred tax liabilities:
Deferred acquisition costs	$24,366	$23,420
Prepaid expenses	189	180
Property and equipment	359	2,200
Note discount	152	290
Basis in purchased investments	8	28
Basis in purchased intangibles	9,327	11,178
Other	1,633	1,854
Total deferred tax liabilities	36,034	39,150
Net deferred tax assets	$11,111	$16,841

The Company had no capital loss carryforward as of December 31, 2023.

In assessing the net carrying amount of deferred tax assets, we consider whether it is more likely than not that we will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2022, the Company recorded a $6.4 million valuation allowance related to a portion of its deferred tax inventory related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey. The Company may only realize those net deferred tax assets to the extent Osprey generates future taxable income. During 2023 the entire valuation allowance was removed due to operating income at Osprey resulting in full use of Osprey operating losses.

As of December 31, 2023 and 2022, the Company has a gross operating loss carryforward for state income tax purposes of $10.0 million (FL State only) and $27.4 million, respectively, which will expire between 2040 and 2042. The statute of limitations related to our federal and state income tax returns remains open from our filings for 2020 through 2022. There are currently no tax years under examination.

Our reinsurance affiliate, Osprey, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, our reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.

On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (Bermuda CIT), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The Company does not believe the Bermuda CIT would have a material impact to the Company. Prior to December 27, 2023, the Company had an undertaking from Bermuda that exempted it from any local profits, income or capital gains taxes until the year 2035.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the US has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation. As currently designed, Pillar Two will ultimately apply to the Company’s worldwide operations. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially impact the Company’s global tax costs. There remains uncertainty as to the final Pillar Two model rules. Management will continue to monitor US and global legislative action related to Pillar Two for potential impacts.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which report under the statutory-basis of accounting which differs from GAAP, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. Combined results of the Company’s insurance subsidiaries reported statutory-basis net loss of $55.9 million and $33.3 million for the years ended December 31, 2023 and 2022, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain statutory-basis capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain statutory-basis capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $251.6 million at December 31, 2023. The combined statutory-basis surplus for Heritage P&C, NBIC, and Zephyr was $276.3 million at December 31, 2022. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2023, our insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $3.9 million and $4.3 million for the years ended December 31, 2023 and 2022.

Statutory risk-based capital requirements may further restrict our insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory-basis surplus to fall below minimum risk-based capital requirements.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2023 and 2022.

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

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3A Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to meet and maintain certain minimum levels of solvency and liquidity. Each year Osprey is required to file with the Bermuda Monetary Authority (the “Authority”) a Capital and Solvency Return, Statutory Financial Return and Audited Financial Statements within four months of its relevant financial year end. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2023. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, few catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from only Hurricane Irma, which struck in 2017, and Hurricane Ian, which struck in 2022, have triggered the Company’s FHCF coverage. The Company’s 2017 reinsurance agreement with the FHCF is consistent among Florida insurance companies and requires a commutation no later than 60 months after the end of the contract year, which the commutation process began in June 2023. This commutation represents an agreement between Heritage and the FHCF to terminate the 2017 reinsurance agreement and agree on the conditions under which all obligations for both parties are discharged and therefore a final determination of and payment for any claims related to Hurricane Irma. The terms of the 2017 reinsurance agreement with the FHCF provide for the commutation process as well as the process to settle any disagreements as to the present value of outstanding losses that served as the basis for determining the amount payable by FHCF upon termination of the reinsurance agreement. During the third quarter of 2023, the commutation process was completed and a final payment by the FHCF was received by the Company. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF.

Note 18. Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2023 and 2022:

Description	December 31, 2023	December 31, 2022
	(in thousands)
Deferred ceding commission	33,627	$42,758
Accounts payable and other payables	16,185	17,660
Accrued dividends	54	72
Accrued interest and issuance costs	325	733
Other liabilities	275	229
Premium tax	1,486	1,001
Commission payables	17,714	17,558
Total other liabilities	$69,666	$80,010

Note 19. Accrued Bonus Compensation

For the year ended December 31, 2023, the Company recognized bonus expense of $5.3 million. At December 31, 2023, the Company has accrued bonus of $5.4 million, which is expected to be paid in the first quarter of 2024. For the year ended December 31, 2022, the Company recognized employee bonus compensation expense in aggregate of $2.1 million, of which $2.0 million was unpaid until 2023.

Note 20. Related Party Transactions

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2023, 2022 and 2021, the Company paid agency commission to Comegys of approximately $195,830, $572,600 and $843,180, respectively.

Note 21. Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For each of the years ended December 31, 2023, 2022 and 2021, the contributions made to the plan on behalf of the participating employees were approximately $1.3 million.

Since September 1, 2021, the Company has been enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the years ended December 31, 2023, 2022 and 2021, the Company's medical costs were $5.0 million, $4.9 million and $3.5 million, respectively. As of December 31, 2023 and 2022, the Company had $0 and $221,386 of liability from the Company’s legacy self-insured healthcare plan. The current healthcare plan is fully insured.

Note 22. Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2023, the Company had 30,218,938 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,161,811 shares of unvested shares of restricted common stock issued reflecting total paid-in capital of $360.3 million as of such date.

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

Stock Repurchase Program

On August 1, 2019, the Company announced that its Board of Directors ratified a stock repurchase program authorizing the Company to repurchase up to $50.0 million of its common stock which had expired on December 31, 2020. As of December 31, 2020, the Company repurchased in aggregate 2,065,042 shares of its common stock since authorizing the stock repurchase program for $26.2 million. On November 2, 2020, the Board of Directors extended the Company’s existing share repurchase program from December 31, 2020 to December 31, 2021 and increased the authorization under the program from the $23.8 million remaining to $50.0 million, which repurchases may be made under the Company’s current Rule 10b5-1 trading plan, which allows the Company to purchase shares below a predetermined price per share, or otherwise. For the year ended December 31, 2021, the Company repurchased in aggregate 1,256,898 shares of its common stock under its repurchase program for $8.2 million. For the year ended December 31, 2022, the Company repurchased in aggregate 1,694,937 shares of its common stock under its repurchase program for $7.3 million. The stock purchase program expired on December 31, 2022.

On December 15, 2022, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2022, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2023 (the "New Share Repurchase Plan"). There were no shares repurchased for the year ended December 31, 2023.

Public and Private Offering of shares of Common Stock

On December 14, 2023, the Company completed a primary offering of 3,703,703 shares of its common stock at a public offer price of $6.75 per share. In a concurrent private placement, the Company issued 148,148 shares of its common stock to an investor at the public offering price. Additionally, the Company completed the purchase by one of its independent Directors and the Company’s Director and CEO, of 40,871 and 27,247, shares of common stock, respectively, at $7.34, the closing price of common stock on December 14, 2023.

The gross proceeds to Heritage from the public offering and private placement, before deducting underwriting discounts, commissions and other offering expenses, were approximately $26.5 million. The Company intends to use the net proceeds from the public offering and the private placement for general corporate and operations purposes and to provide capital for anticipated growth and expansion efforts.

Dividends

On March 4, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on April 6, 2022 to stockholders of record as of March 17, 2022.

On May 5, 2022, the Company announced that its Board of Directors declared a $0.06 per share quarterly dividend payable on July 5, 2022 to stockholders of record as of June 14, 2022.

On August 3, 2022, the Board of Directors elected to allocate the $0.06 per share typically used to pay a quarterly dividend to shareholders to repurchase common stock totaling $1.7 million. The Board of Directors re-evaluates dividend distribution on a quarterly basis and will make a determination, in part, based on the current stock trading price as compared to book value, overall capital and liquidity of the company and other factors to determine cash payment or buybacks.

The Board of Directors elected not to declare any dividends during the 2023 calendar year.

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

At December 31, 2023, there were 1,320,117 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In November 2023, the Compensation Committee approved the cancelation 420,225 performance-based unvested awards. The Company determined the performance criteria for certain performance-based unvested awards would not be met and accordingly, reversed previously recorded stock based compensation of approximately $1.7 million associated with those awards.

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

In June 2023, the Company awarded to non-employee directors in aggregate 63,744 shares of restricted stock with a fair value at the time of grant of $5.02 per share. In August 2023, the awards were amended which resulted in an adjustment to the number of shares of restricted stock awarded from 63,744 to 77,296 shares of restricted stock. The restricted stock shall vest on the earlier of (i) the one-year anniversary of the date of issuance and (ii) the day immediately prior to the date of the following year's annual meeting of stockholders, provided the member remains on the Board until such date.

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

For the performance-based restricted stock the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.

The 2023 Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three years ended December 31, 2023, 2022 and 2021 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2020	100,267	$15.37
Granted - Performance-based restricted stock	174,689	9.45
Granted - Time-based restricted stock	80,104	9.68
Vested	(43,711)	9.61
Canceled and surrendered	(28,257)	10.69
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	240,107	5.18
Vested	(90,458)	4.81
Canceled and surrendered	(40,693)	4.40
Non-vested, at December 31, 2022	648,493	$7.38
Granted - Performance-based restricted stock	857,843	4.08
Granted - Time-based restricted stock	429,012	4.08
Vested	(221,218)	3.51
Canceled and surrendered	(552,319)	7.26
Non-vested, at December 31, 2023	1,161,811	$4.25

Awards are being amortized to expense over a one to three year vesting period. The Company recognized $1.3 million, $1.2 million and $4.7 million of compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023, the Company granted in aggregate 803,401 net of 483,454 canceled shares of time-based and performance-based restricted stock. During the year ended December 31, 2023, 221,218 shares of restricted stock were vested and released. Of the stock released to employees, 68,865 shares were withheld to cover withholding taxes of $429,000.

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

At December 31, 2023, there was approximately $1.1 million unrecognized expense related to time-based unvested restricted stock and an additional $2.4 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2022, there was $2.0 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at December 31, 2023 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
March 16, 2022	37,947	6.72	1.0
June 19, 2023	77,296	4.14	0.5
July 11, 2023	1,046,568	4.08	2.0
Total	1,161,811

Note 24. Selected Quarterly Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$166,029	$176,804	$176,641	$177,711
Investment income	$5,582	$6,599	$6,867	$6,708
Total revenues	$176,921	$185,313	$186,300	$186,964
Total operating expenses	$156,830	$168,922	$195,735	$150,796
Operating income (loss)	$20,091	$16,391	$(9,435)	$36,168
Net income (loss)	$14,008	$7,779	$(7,424)	$30,944
Basic net income (loss) per share	$0.55	$0.30	$(0.28)	$1.15
Diluted net income (loss) per share	$0.55	$0.30	$(0.28)	$1.15

For the year ended December 31, 2022	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$152,929	$158,271	$159,693	$166,171
Investment income	$2,000	$2,163	$2,887	$4,927
Total revenues	$158,608	$163,770	$165,493	$174,589
Total operating expenses(1)	$198,019	$249,322	$212,801	$159,679
Operating (loss) income	$(39,411)	$(85,552)	$(47,308)	$14,908
Net (loss) income	$(30,759)	$(87,866)	$(48,240)	$12,501
Basic net (loss) income per share	$(1.15)	$(3.32)	$(1.83)	$0.49
Diluted net (loss) income per share	$(1.15)	$(3.32)	$(1.83)	$0.48

The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.

(1)
The second quarter of 2022 and the fourth quarter results include a $92.0 million impairment of goodwill, respectively. Refer to Note 3 “Intangible Assets, net” to these consolidated financial statements for further information on our 2022 goodwill impairment charge.

Note 25. Subsequent Events

In January 2024, an affiliated subsidiary pledged approximately $17.8 million of fixed securities to FHLB DM Bank as a requirement to withdrawal $5.5 million for a long term, 4.23% fixed rate loan, with an initial maturity date of January 19, 2024. On January 19, 2024, the maturity was amended to be January 19, 2029.

On March 11, 2024, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "New Share Repurchase Plan").

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

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

10.21†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Kirk Lusk (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 11, 2024)
10.22†	Employee Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc. and Sharon Binnun (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on January 11, 2024)
10.23†	Employment Agreement dated April 2, 2018 between Zephyr Insurance Company, Inc., and Tim Johns (incorporated by reference to Exhibit 10.21 to our Form 10-Q filed on May 7, 2021)
10.24	Form of Restricted Stock Award Agreement (Time-Based and Performance-Based Vesting) (incorporated by reference to Exhibit 10.22 to our Form 10-Q filed on May 7, 2021)
10.25†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Ernie Garateix (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 11, 2024)
10.26†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Tim Moura (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 11, 2024)

10.27

Sixth Amendment to Credit Agreement, dated May 4, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 9, 2022)

10.28

Seventh Amendment to Credit Agreement, dated November 7, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 9, 2022)

10.29

Eighth Amendment to Credit Agreement, dated February 8, 2023, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.29 to our Form 10-K on March 13, 2023)

21*	Subsidiaries of the Registrant *

23.1*	Consent of Plante Moran, PLLC *

24.1	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1*	Heritage Insurance Holdings, Inc. Executive Officers Clawback Policy*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 13, 2024	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
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

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 13, 2024
/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer)	March 13, 2024
/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 13, 2024

/s/ IRINI BARLAS
Irini Barlas	Director	March 13, 2024

/s/ MARK BERSET
Mark Berset	Director	March 13, 2024

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 13, 2024

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 13, 2024

/s/ PAUL WHITING
Paul Whiting	Director	March 13, 2024

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 13, 2024

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categorizes of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2023	2022
	(in thousands)
ASSETS
Cash and cash equivalents	$26,807	$1,109
Investment in and advances to subsidiaries	334,788	269,325
Other assets	1,678	7,207
Total Assets	$363,273	$277,641
LIABILITIES
Other liabilities	$142,993	$146,602
Total Liabilities	$142,993	$146,602
STOCKHOLDERS' EQUITY
Common stock	$3	$3
Paid-in-capital	360,310	334,711
Treasury	(130,900)	(130,900)
Accumulated other comprehensive income	(35,250)	(53,585)
Retained earnings (deficit)	26,117	(19,190)
Total Stockholders' Equity	$220,280	$131,039
Total Liabilities and Stockholders' Equity	$363,273	$277,641

Condensed Statement of Operations

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$17,208	$589	$1,511
Total revenue	17,208	589	1,511
Expenses:
General and administrative expense	1,841	6,671	10,498
Amortization of debt issuance cost	469	1,449	2,500
Interest expense, net	10,238	7,471	5,895
Total expenses	$12,548	$15,591	$18,893
Income (loss) before income taxes and equity in net income of subsidiaries	4,660	(15,002)	(17,382)
Provision (benefit) from income taxes	1,905	(3,147)	(3,526)
Income (loss) before equity in net income of subsidiaries	2,755	(11,855)	(13,856)
Equity in net income (loss) of subsidiaries	42,552	(142,508)	(60,871)
Consolidated net income (loss)	$45,307	$(154,363)	$(74,727)

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
Cash flows from operating activities:	2023	2022	2021
	(in thousands)
Net income (loss)	$2,754	$(11,854)	$(13,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,362	2,008	1,161
Net realized gains	—	—	—
Amortization of debt issuance cost	469	1,448	1,657
Impairment on other investments	—	—	1,157
Deferred income taxes	39	474	(69)
Changes in operating assets and liabilities
Prepaid	137	8	1,160
Income taxes payable	9,415	(14,674)	10,764
Accrued interest on debt	(425)	—	306
Other assets	2,572	332	(2,100)
Dividends payable	(19)	(1,562)	(36)
Other liabilities	(588)	170	(416)
Net cash provided by (used in) operating activities	$15,716	$(23,651)	$(271)
Investing Activities:
Dividends received from subsidiaries	—	32,200	41,138
Investments and advances to subsidiaries	(38,475)	(8,948)	(22,189)
Net cash (used in) provided by investing activities	(38,475)	23,252	18,949
Financing Activities:
Mortgage loan payments	(180)	(322)	(613)
Draw from credit facility	—	35,000	—
Repurchase convertible notes	—	(22,529)
Issuance of common stock, net	24,666	—	—
Repayment of long-term debt	(9,500)	(6,400)	(2,430)
Shares tendered for income tax withholdings	(429)	(94)	(231)
Purchase of treasury stock	—	(7,343)	(8,192)
Dividends paid	33,900	(3,208)	(6,673)
Net cash provided by (used in) financing activities	48,457	(4,896)	(18,139)
Increase (decrease) in cash and cash equivalents	25,698	(5,295)	539
Cash and cash equivalents, beginning of period	1,109	6,404	5,865
Cash and cash equivalents, end of year	$26,807	$1,109	$6,404

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

(1)
Organization and Basis of Presentation

Heritage Insurance Holdings, Inc., (“we”, “our”, “us” and “Heritage”), established in 2012 and incorporated in the state of Delaware in 2014, is a property and casualty insurance holding company that provides personal and commercial residential property insurance. We are headquartered in Tampa, Florida and, through our insurance company subsidiaries, Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”) and Zephyr Insurance Company (“Zephyr”), we write personal residential property insurance in the states of Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. We also provide commercial residential insurance for properties in Florida, New Jersey, and New York and are also licensed in the state of Pennsylvania, but have not written business in that state. In order to limit our potential exposure to catastrophic events, we purchase significant reinsurance from third party reinsurers and may sponsor catastrophe bonds issued by Citrus Re Ltd.

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

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2023 and 2022.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2023
Allowance for doubtful accounts	$451	80	776	—	$1,307
Year ended December 31, 2022
Allowance for doubtful accounts	$451	—	—	—	$451

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
	(in thousands)
2023	$845,955	$427,702	$(1,573)	$374,097	$25,756
2022	$1,131,807	$497,428	$3,734	$417,445	$11,977
2021	$590,166	$430,907	$(3,537)	$400,614	$5,652

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2023	$102,884	$213,028	$729,362	$697,185	$675,921
2022	$99,617	$197,057	$662,168	$637,065	$656,641
2021	$93,881	$188,490	$611,732	$611,071	$590,419

Report of Independent Registered Public Accounting Firm

on Supplemental Information

To the Board of Directors and Stockholders

Heritage Insurance Holdings, Inc.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of Heritage Insurance Holdings, Inc. (the “Company”) as of and for the year ended December 31, 2023 and issued our report thereon dated March 13, 2024, which expressed an unqualified opinion on those consolidated financial statements and is included at Item 8 in this Form 10-K. The supplemental information contained in the consolidated financial statement schedules of the Company in the accompanying index at Item 15 in this Form 10-K has been subjected to audit procedures performed in conjunction with the audit of the Company's consolidated financial statements. The supplemental information is the responsibility of the Company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Plante & Moran, PLLC

Chicago, Illinois

March 13, 2024