Form 10-Q
period 2024-03-31
Heritage Insurance Holdings, Inc.
filed 2024-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 2, 2024 was 30,636,496.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) projections of revenue, earnings, capital structure, reserves, liquidity and other financial items; (vii) rising costs of materials and labor; (viii) the supply of catastrophe reinsurance and its costs; (ix) assumptions underlying our critical accounting policies and estimates; (x) assumptions underlying statements regarding us and our business; (xi) the impact of legislation; (xii) claims and related expenses, and our reinsurers’ obligations; (xiii) pending legal proceedings and their effect on our financial position; (xiv) future policy count reduction rates in select geographies; and (xv) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2023 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $690,345 and $606,646)	$644,113	$560,682
Equity securities, at fair value, (cost $1,936 and $1,666)	1,936	1,666
Other investments, net	6,886	7,067
Total investments	652,935	569,415
Cash and cash equivalents	386,100	463,640
Restricted cash	11,365	9,699
Accrued investment income	4,583	4,068
Premiums receivable, net	94,326	89,490
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197	565,694	482,429
Prepaid reinsurance premiums	176,726	294,222
Income tax receivable	3,375	13,354
Deferred income tax asset, net	15,509	11,111
Deferred policy acquisition costs, net	104,217	102,884
Property and equipment, net	32,767	33,218
Right-of-use lease asset, finance	16,971	17,606
Right-of-use lease asset, operating	6,662	6,835
Intangibles, net	41,009	42,555
Other assets	17,895	12,674
Total Assets	$2,130,134	$2,153,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$843,687	$845,955
Unearned premiums	691,174	675,921
Reinsurance payable	102,538	159,823
Long-term debt, net	123,007	119,732
Advance premiums	37,019	23,900
Accrued compensation	3,876	9,461
Lease liability, finance	19,830	20,386
Lease liability, operating	7,868	8,076
Accounts payable and other liabilities	66,200	69,666
Total Liabilities	$1,895,199	$1,932,920

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 42,868,170 shares issued and 30,636,496 outstanding at March 31, 2024 and 42,450,612 shares issued and 30,218,938 outstanding at December 31, 2023	3	3
Additional paid-in capital	360,956	360,310
Accumulated other comprehensive loss, net of taxes	(35,466)	(35,250)
Treasury stock, at cost, 12,231,674 shares at each March 31, 2024 and December 31, 2023	(130,900)	(130,900)
Retained earnings	40,342	26,117
Total Stockholders' Equity	234,935	220,280
Total Liabilities and Stockholders' Equity	$2,130,134	$2,153,200

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2024	2023
REVENUES:
Gross premiums written	$356,684	$310,309
Change in gross unearned premiums	(15,295)	6,713
Gross premiums earned	341,389	317,022
Ceded premiums	(161,963)	(150,993)
Net premiums earned	179,426	166,029
Net investment income	8,551	5,582
Net realized (losses) gains	(1)	1,898
Other revenue	3,326	3,412
Total revenues	191,302	176,921
EXPENSES:
Losses and loss adjustment expenses	102,035	97,452
Policy acquisition costs, net of ceding commission income (1)	46,929	40,324
General and administrative expenses, net of ceding commission income(2)	19,634	19,054
Total expenses	168,598	156,830
Operating income	22,704	20,091
Interest expense, net	2,830	2,881
Income before income taxes	19,874	17,210
Provision for income taxes	5,649	3,202
Net income	$14,225	$14,008
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(284)	12,143
Reclassification adjustment for net realized investment losses	1	2
Income tax benefit (expense) related to items of other comprehensive income (loss)	67	(2,855)
Total comprehensive income	$14,009	$23,298
Weighted average shares outstanding
Basic	30,376,682	25,558,305
Diluted	30,435,945	25,617,568
Earnings per share
Basic	$0.47	$0.55
Diluted	$0.47	$0.55

(1)
Policy acquisition costs includes $9.3 million and $12.9 million of ceding commission income for the three months ended March 31, 2024 and 2023, respectively.
(2)
General and administration includes $3.0 million and $4.3 million of ceding commission income for the three months ended March 31, 2024 and 2023, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Net Income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935

	Common Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net Income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$14,225	$14,008
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	595	395
Bond amortization and accretion	(739)	(279)
Amortization of original issuance discount on debt	213	117
Depreciation and amortization	2,226	2,127
Allowance for bad debt (recovery)	(798)	27
Expected credit allowance on reinsurance	—	152
Net realized losses (gains)	1	(1,898)
Deferred income taxes	(4,330)	(3,976)
Changes in operating assets and liabilities:
Accrued investment income	(515)	281
Premiums receivable, net	(4,038)	11,947
Prepaid reinsurance premiums	117,496	118,217
Reinsurance recoverable on paid and unpaid claims	(83,265)	123,063
Income taxes receivable	9,979	7,854
Deferred policy acquisition costs, net	(1,333)	1,582
Right of use leased asset, net	808	414
Other assets	(5,221)	(3,835)
Unpaid losses and loss adjustment expenses	(2,268)	(150,815)
Unearned premiums	15,253	(6,777)
Reinsurance payable	(57,285)	(103,903)
Accrued interest	(479)	(87)
Accrued compensation	(5,585)	(1,245)
Advance premiums	13,119	13,126
Leased liabilities, net	(764)	(345)
Other liabilities	(2,987)	(5,204)
Net cash provided by operating activities	4,308	14,946
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	29,770	145,070
Fixed maturity securities purchases	(112,746)	(110,251)
Sale on other investments	—	4,000
Return on other investments	180	119
Equity securities reinvestments of dividends	(270)	—
Cost of property and equipment acquired	(229)	(2,413)
Net cash (used in) provided by investing activities	(83,295)	36,525
FINANCING ACTIVITIES
Repayment of term note	(2,375)	(2,375)
Mortgage loan (payments) adjustments	(63)	15
Proceeds from loan agreement	5,500	—
Tax withholdings on share-based compensation awards	—	(8)
Additional costs associated with public offering	(3)	—
Dividends forfeited (paid)	54	(11)
Net cash provided by (used in) financing activities	3,113	(2,379)
(Decrease) increase in cash, cash equivalents, and restricted cash	(75,874)	49,092
Cash, cash equivalents and restricted cash, beginning of period	473,339	287,572
Cash, cash equivalents and restricted cash, end of period	$397,465	$336,664
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid (refund)	$—	$(676)
Interest paid	$2,400	$2,376

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$386,100	$463,640
Restricted cash	11,365	9,699
Total	$397,465	$473,339

Restricted cash represents funds held to meet regulatory requirements in certain states in which the Company operates as well as deposits related to reinsurance transactions using catastrophe bonds.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 13, 2024 (the “2023 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to the condensed consolidated financial statements contained in the Company’s 2023 Form 10-K.

Reclassification

The Company reclassified certain amounts in the 2023 consolidated statement of cash flows and to conform to the 2024 presentation, relating to amounts specific to investing activities.

Accounting Pronouncements not yet adopted

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements contained in the Company’s 2023 Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

March 31, 2024	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$114,288	$242	$1,276	$113,254
States, municipalities and political subdivisions	319,595	33	30,795	288,833
Corporate bonds	230,139	570	12,002	218,707
Mortgage-backed securities (1)	19,275	—	2,853	16,422
Asset-backed securities	2,993	—	151	2,842
Other	4,055	—	—	4,055
Total	$690,345	$845	$47,077	$644,113
(1)
Includes securities at March 31, 2024 with a carrying amount of $23.6 million and $19.8 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2018 and 2024, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

December 31, 2023	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$81,540	$417	$1,295	$80,662
States, municipalities and political subdivisions	319,896	104	31,018	288,982
Corporate bonds	178,213	475	11,858	166,830
Mortgage-backed securities	22,695	—	2,769	19,926
Asset-backed securities	247	—	20	227
Other	4,055	—	—	4,055
Total	$606,646	$996	$46,960	$560,682

(1)
Includes securities at December 31, 2023 with a carrying amount of $26.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The Company evaluated the available for sale investments that were in an unrealized loss position at March 31, 2024 and determined that the unrealized losses were caused by rising interest rates in previous periods, resulting in no credit loss allowance recorded for the quarter ended March 31, 2024.

Net Realized (Losses) Gains

The following table presents net realized losses on the Company’s debt securities available-for-sale for the three months ended March 31, 2024 and 2023, respectively:

	2024		2023
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$—	$—
Total realized losses	(1)	46	(2)	356
Net realized losses	$(1)	$46	$(2)	$356

The following table presents the reconciliation of net realized (losses) gains on the Company’s investments reported for the three months ended March 31, 2024 and 2023, respectively:

	As of March 31,
	2024	2023
Gross realized gains on sales of available-for-sale securities	$—	$—
Gross realized losses on sales of available-for-sale securities	(1)	(2)
Gross realized gains on sale of other investments	—	1,900
Net realized (losses) gains	$(1)	$1,898

The table below summarizes the Company’s debt securities at March 31, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$95,446	13.9%	$94,240	14.6%
Due after one year through five years	391,043	56.6%	368,877	57.3%
Due after five years through ten years	175,371	25.4%	155,892	24.2%
Due after ten years	28,485	4.1%	25,104	3.9%
Total	$690,345	100.0%	$644,113	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Debt securities	$4,556	$3,023
Equity securities	296	33
Cash and cash equivalents	4,218	2,204
Other investments	151	730
Net investment income	9,221	5,990
Less: Investment expenses	670	408
Net investment income, less investment expenses	$8,551	$5,582

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2024 and December 31, 2023, respectively:

	Less Than Twelve Months			Twelve Months or More
March 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	13	$55	$35,215	25	$1,221	$30,386
States, municipalities and political subdivisions	7	34	5,789	382	30,761	274,766
Corporate bonds	26	50	18,677	184	11,952	125,818
Mortgage-backed securities	8	—	5	124	2,853	16,416
Asset-backed securities	—	—	—	26	151	2,806
Other	—	—	—	—	—	—
Total	54	$139	$59,686	741	$46,938	$450,192

	Less Than Twelve Months			Twelve Months or More
December 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$14	$2,962	32	$1,281	$42,305
States, municipalities and political subdivisions	5	21	3,875	382	30,997	274,876
Corporate bonds	10	24	6,398	188	11,834	128,771
Mortgage-backed securities	10	—	7	138	2,769	19,810
Asset-backed securities	—	—	—	24	20	373
Other	—	—	—	—	—	—
Total	28	$59	$13,242	764	$46,901	$466,135

The Company’s unrealized losses on debt securities have not been recognized because the securities are of a high credit quality with investment grade ratings. After reviewing the Company's portfolio, if (i) the Company does not have the intent to sell, or (ii) it is more likely than not it will not be required to sell the security before its anticipated recovery, then the Company's intent is to hold the investment securities to recovery, or maturity if necessary to recover the decline in valuation as prices accrete to par. However, the Company's intent may change prior to maturity due to certain types of events, which include, but are not limited to, changes in the financial markets, the Company's analysis of an issuer’s credit metrics and prospects, changes in tax laws or the regulatory environment, or as a result of significant unforeseen changes in liquidity needs. As such, the Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the Company may not sell invested assets that the Company asserted it intended to sell at the balance sheet date. Such changes in intent are due to unforeseen events occurring subsequent to the balance sheet date.

Other Investments

Non-Consolidated Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method, with income reported in earnings through net realized and unrealized gains and losses. The Company also holds a passive investment in a Real Estate Investment Trust (“REIT”), which is accounted for using the measurement alternative method, and reported at cost less impairment (if any), plus or minus changes from observable price changes.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2024 and December 31, 2023, respectively:

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,738	$1,738	$1,819	$1,819
Investments in non-consolidated VIEs - Measurement alternative	$5,148	$5,148	$5,248	$5,248
Total non-consolidated VIEs	$6,886	$6,886	$7,067	$7,067

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At March 31, 2024 and December 31, 2023, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

March 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$386,100	$386,100	$—	$—
Restricted cash	$11,365	$11,365	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$113,254	$—	$113,254	$—
States, municipalities and political subdivisions	288,833	—	288,833	—
Corporate bonds	218,707	—	218,707	—
Mortgage-backed securities	16,422	—	16,422	—
Asset-backed securities	2,842	—	2,842	—
Other	4,055	—	4,055	—
Total debt securities	$644,113	$—	$644,113	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total debt securities and equity securities	$646,049	$1,936	$644,113	$—

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$463,640	$463,640	$—	$—
Restricted cash	$9,699	$9,699	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$80,662	$—	$80,662	$—
States, municipalities and political subdivisions	288,982	—	288,982	—
Corporate bonds	166,830	—	166,830	—
Mortgage-backed securities	19,926	—	19,926	—
Asset-backed securities	227	—	227	—
Other	4,055	—	4,055	—
Total debt securities	$560,682	$—	$560,682	$—
Equity Securities
Common stock	1,666	1,666	—	—
Total debt securities and equity securities	$562,348	$1,666	$560,682	$—

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

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three months ended March 31, 2024, there were no assets or liabilities that were measured at fair value on a non-recurring basis.

Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE INCOME

The following table summarizes other comprehensive income and discloses the tax impact of each component of other comprehensive (loss) gains for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended March 31,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income
Change in unrealized (losses) gains on investments, net	$(284)	$67	$(217)	$12,143	$(2,855)	$9,288
Reclassification adjustment of realized losses included in net income	1	—	1	2	—	2
Effect on other comprehensive income	$(283)	$67	$(216)	$12,145	$(2,855)	$9,290

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Three Months Ended March 31,
	2024	2023
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$403	$393
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	635	645
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	206	227
Total finance lease cost	$841	$872
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$368	$409
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$24	$30

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2024	December 31, 2023
Right of use assets	$6,662	$6,835
Lease liability	$7,868	$8,076
Finance Leases
Right of use assets	$16,971	$17,606
Lease liability	$19,830	$20,386

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	March 31, 2024		December 31, 2023
Operating lease	5.31	yrs.	5.57	yrs.
Finance lease	6.92	yrs.	7.16	yrs.
Weighted-average discount rate
Operating lease	5.44%		5.17%
Finance lease	4.14%		4.15%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2024 - remaining	$2,346	$1,319
2025	3,173	1,655
2026	3,216	1,636
2027	3,190	1,599
2028	3,270	1,633
2029 and thereafter	7,651	1,213
Total lease payments	22,846	9,055
Less: imputed interest	(3,016)	(1,187)
Present value of lease liabilities	$19,830	$7,868

Supplemental cash flow information related to the Company's operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2024	March 31, 2023
Lease liability payments	$560	$541
Finance Leases
Lease liability payments	$211	$261
Total lease liability payments	$771	$802

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	14,667	14,450
Computer hardware and software	10,729	10,717
Office furniture and equipment	1,484	1,484
Tenant and leasehold improvements	10,876	10,876
Vehicle fleet	515	515
Total, at cost	50,452	50,223
Less: accumulated depreciation and amortization	(17,685)	(17,005)
Property and equipment, net	$32,767	$33,218

The Company has capitalized certain costs related to a new policy, billing and claims system which is anticipated to be placed into service in early 2025.

Depreciation and amortization expense for property and equipment was approximately $680,200 and $539,000 for the three months ended March 31, 2024 and 2023, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $9.6 million with accumulated depreciation of approximately $2.6 million at March 31, 2024.

NOTE 7. INTANGIBLE ASSETS, NET

At March 31, 2024 and December 31, 2023, intangible assets were $41.0 million and $42.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.

Amortization expense of the Company’s intangible assets for each of the respective three month periods ended March 31, 2024 and 2023 was $1.5 million and $1.6 million, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2024 or 2023.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2024 − remaining	$4,638
2025	$6,183
2026	$6,033
2027	$5,836
2028	$3,913
Thereafter	$13,090
Total	$39,694

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Basic and Diluted
Net income available to common shareholders — basic and diluted	$14,225	$14,008
Common Shares
Basic
Weighted average shares outstanding	30,376,682	25,558,305
Diluted
Weighted average shares outstanding	30,376,682	25,558,305
5.875% Convertible Notes	59,263	59,263
Total	30,435,945	25,617,568
Net income per common share
Basic	$0.47	$0.55
Diluted	$0.47	$0.55

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended March 31, 2024 and 2023, the Company allocated ceding commission income of $9.3 million and $12.9 million to policy acquisition costs, respectively, and $3.0 million and $4.3 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Beginning balance of deferred ceding commission income	$33,627	$42,757
Ceding commission deferred	10,302	15,021
Less: ceding commission earned	(12,380)	(17,089)
Ending balance of deferred ceding commission income	$31,549	$40,689

Deferred ceding commission income is classified in “Accounts payable and other liabilities” on the Company’s condensed consolidated balance sheet.

NOTE 10. DEFERRED POLICY ACQUISITION COSTS

The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Beginning Balance	$102,884	$99,617
Policy acquisition costs deferred	56,257	53,180
Amortization	(54,924)	(54,762)
Ending Balance	$104,217	$98,035

NOTE 11. INCOME TAXES

For the three months ended March 31, 2024 and 2023, the Company recorded income tax provision of $5.6 million and $3.2 million, respectively. The reduction is driven primarily by a change in the effective tax rate. The effective tax rate was 28.4% compared to 18.6% in the prior year quarter. The effective tax rate for the prior year quarter includes the benefit from a downward reduction of $1.7 million to the valuation allowance related to Osprey Re, which lowered the effective tax rate for that period. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year.

Additionally, the effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

The table below summarizes the significant components of the Company’s net deferred tax assets:

	March 31, 2024	December 31, 2023
Deferred tax assets:	(in thousands)
Unearned premiums	$25,816	$18,507
Unearned commission	7,472	7,964
Net operating loss	1	436
Tax-related discount on loss reserve	4,530	5,162
Stock-based compensation	478	331
Accrued expenses	579	1,677
Leases	941	940
Unrealized losses	11,722	11,655
Other	257	473
Total deferred tax asset	51,796	47,145
Deferred tax liabilities:
Deferred acquisition costs	$24,681	$24,366
Prepaid expenses	380	189
Property and equipment	10	359
Note discount	112	152
Basis in purchased investments	8	8
Basis in purchased intangibles	8,993	9,327
Other	2,103	1,633
Total deferred tax liabilities	36,287	36,034
Net deferred tax assets	$15,509	$11,111

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2020 through 2023. There are currently no tax years under examination.

At March 31, 2024 and December 31, 2023, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2023 and 2022, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). The Company also sponsored catastrophe bonds in 2023 and 2022 through Citrus Re Ltd. For the 2023 hurricane season, the Company also obtained reinsurance from the Florida State Board of Administration’s Reinsurance to assist Policyholders (“RAP”) program which provided reinsurance for Florida admitted policies only. The RAP component of the Company's reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.

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

For a detailed discussion of the Company’s 2023-2024 Reinsurance Program please Refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2023 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Premium written:
Direct	$356,684	$310,309
Ceded	(44,468)	(32,776)
Net	$312,216	$277,533
Premiums earned:
Direct	$341,389	$317,022
Ceded	(161,963)	(150,993)
Net	$179,426	$166,029
Loss and Loss Adjustment Expenses
Direct	$291,362	$162,817
Ceded	(189,327)	(65,365)
Net	$102,035	$97,452

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance, beginning of period	$845,955	$1,131,807
Less: reinsurance recoverable on unpaid losses	421,798	759,682
Net balance, beginning of period	424,157	372,125
Incurred related to:
Current year	95,372	98,914
Prior years	6,663	(1,462)
Total incurred	102,035	97,452
Paid related to:
Current year	30,182	30,374
Prior years	130,199	78,429
Total paid	160,381	108,803
Net balance, end of period	365,811	360,774
Plus: reinsurance recoverable on unpaid losses	477,876	620,218
Balance, end of period	$843,687	$980,992

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of March 31, 2024, the Company reported $365.8 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $237.0 million attributable to IBNR net of reinsurance recoverable, or 64.8% of net reserves for unpaid losses and loss adjustment expenses.

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

As of December 31, 2023 and at March 31, 2024, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended March 31, 2024 and 2023, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115, on the outstanding Convertible Notes.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2023 and March 31, 2024, there was $79.6 million and $77.3 million in aggregate principal outstanding under the Term Loan Facility, respectively, and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.

For the three months ended March 31, 2024 and 2023, the Company made principal payments of approximately $2.4 million and $2.4 million and interest payments of $1.7 million and $1.7 million, respectively, on the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, the Company had $10.0 million in borrowings under the Revolving Credit Facility. At March 31, 2024 and 2023, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the three months ended March 31, 2023, the Company made interest payments in aggregate of approximately $188,670 on the Revolving Credit Facility. For the three months ended March 31, 2024, the Company made interest payments in aggregate of approximately $204,750 on the Revolving Credit Facility and $33,674 relating to unused availability commitment fees.

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

At March 31, 2024, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 8.171% and 8.176%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the three months ended March 31, 2024 and 2023, the Company made principal and interest payments of $182,710 and $223,212 on the mortgage loan, respectively.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of March 31, 2024, the fair value of the collateralized securities was $23.6 million and the equity investment in FHLB common stock was $1.5 million. For the three months ended March 31, 2024, and 2023, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $248,050 and $148,500, respectively.

As of March 31, 2024 and at December 31, 2023, the Company also holds other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, our insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2024, the fair value of the collateralized securities was $19.8 million and the equity investment in FHLB common stock was $295,500.

For the three months ended March 31, 2024, the Company made monthly interest payments as per the terms of the loan agreement of approximately $58,294.

The following table summarizes the Company’s long-term debt and credit facilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	10,955	11,019
Term loan facility	77,250	79,625
Revolving credit facility	10,000	10,000
FHLB loan agreement	24,700	19,200
Total principal amount	$123,790	$120,729
Deferred finance costs	$783	$997
Total long-term debt	$123,007	$119,732

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

The schedule of principal payments on long-term debt as of March 31, 2024 is as follows:

Year	Amount
(In thousands)
2024 remaining	$7,416
2025	29,074
2026	71,018
2027	9,897
2028	—
Thereafter	6,385
Total	$123,790

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	March 31, 2024	December 31, 2023
	(In thousands)
Deferred ceding commission	$31,549	33,627
Accounts payable and other payables	16,141	16,185
Accrued dividends	—	54
Accrued interest and issuance costs	256	325
Other liabilities	213	275
Premium tax	1,507	1,486
Commission payables	16,534	17,714
Total other liabilities	$66,200	$69,666

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $254.3 million at March 31, 2024 and $259.6 million at December 31, 2023. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At March 31, 2024, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2024 and 2023.

•
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended March 31, 2024 and 2023, the Company paid agency commission to Comegys of approximately $40,808 and $36,625, respectively.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $453,200 and $399,200, respectively.

The Company's offers employee's a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended March 31, 2024 and 2023, the Company incurred medical premium costs including healthcare premiums of $1.2 million and $1.5 million, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2024, the Company had 30,636,496 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,579,369 unvested restricted common stock reflecting additional paid-in capital of $361.0 million as of such date.

As more fully disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2023, as of December 31, 2023, there were 30,218,938 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,161,811 unvested shares of restricted common stock, representing $360.3 million of additional paid-in capital.

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

Stock Repurchase Program

On December 15, 2022, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2022, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2023 (the "Prior Share Repurchase Plan"). There were no shares repurchased for the year ended December 31, 2023.

On March 11, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the Prior Share Repurchase Plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "New Share Repurchase Plan"). There were no shares repurchased for the quarter ended March 31, 2024.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

The Board of Directors elected not to declare any dividends during the three months ended March 31, 2024 or for the 2023 calendar year.

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

At March 31, 2024, there were 902,559 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On February 26, 2024, the Company awarded 163,640 time-based restricted stock and 253,918 performance-based restricted stock, with a fair value at the time of grant of $7.02 per share under the Company’s 2023 Omnibus Incentive Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 30, 2027.

For the performance-based restricted stock, the number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three months ended March 31, 2024 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2023	1,161,811	$4.25
Granted - Performance-based restricted stock	253,918	$7.02
Granted - Time-based restricted stock	163,640	$7.02
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at March 31, 2024	1,579,369	$4.98

Awards are being amortized to expense over the one to three-year vesting period. The Company recognized $594,888 and $394,624 of compensation expense for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 no shares vested or were cancelled. For the comparable period of 2023, 25,000 shares of restricted stock were vested and released. Of the shares released to employees 4,200 shares were withheld by the Company to cover withholding taxes of $7,560.

At March 31, 2024, there was approximately $2.0 million unrecognized expense related to time-based non-vested restricted stock and an additional $3.7 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2023, there was in aggregate $1.6 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at March 31, 2023 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
March 16, 2022	37,947	6.72	0.9
June 19, 2023	77,296	4.14	0.3
July 11, 2023	1,046,568	4.08	1.6
February 26, 2024	163,640	7.02	2.8
February 26, 2024	253,918	7.02	2.8
	1,579,369

NOTE 22. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

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

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and TIV. Rising reinsurance costs may be mitigated through exposure management as well as recouping the cost of reinsurance in future rate filings.

Supplemental Information

The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of March 31, 2024 and comparing those metrics to March 31, 2023. One of our strategies had been to reduce personal lines exposure in Florida, given historical abusive claims practices. The actions of the Florida legislature aimed at curtailing assignment of benefits and litigated claims abuse appears to have had a positive impact. While we continue to closely monitor our Florida personal lines exposure, we do not anticipate continuing to reduce the policy count at the same levels as recent years.

Policies-in-force:	Q1 2024	Q1 2023	% Change
Florida	147,954	172,425	(14.2)%
Other States	289,001	336,647	(14.2)%
Total	436,955	509,072	(14.2)%

Premiums-in-force:
Florida	$716,867,957	$624,931,522	14.7%
Other States	670,195,000	681,407,015	(1.6)%
Total	$1,387,062,957	$1,306,338,537	6.2%

Total Insured Value:
Florida	$103,796,187,233	$104,735,498,939	(0.9)%
Other States	284,663,195,759	302,701,975,889	(6.0)%
Total	$388,459,382,992	$407,437,474,828	(4.7)%

Florida policies-in-force declined from the prior year quarter by 14.2% while premiums-in-force increased 14.7%, and TIV was down by 0.9%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business which generates higher average premium, rate increases across the book of business and use of inflation guard, partly offset by a premium reduction associated with fewer Florida personal lines policies. The Florida TIV declined modestly as the reduction in personal lines policies was offset by the strategic growth of our commercial residential portfolio, as well as use of inflation guard across the book of business. Compared to the quarter ended March 31, 2023, the policy count for markets outside of Florida decreased 14.2% due to underwriting actions and intentional exposure management, resulting in a TIV decrease of 6.0% while premiums-in-force decreased only 1.6% due to rating actions.

Strategic Profitability Initiatives

The following provides an update to our strategic initiatives that are expected to enable us to achieve consistent long-term quarterly earnings and drive shareholder value.

•
Generate underwriting profit through rate adequacy and more selective underwriting.
o
Significant rating actions across the book of business have had a favorable impact, resulting in an increase in average premium per policy.
o
Gross premiums earned increased 7.7% over the prior year quarter, driven by rate actions taken in 2022 and 2023 across the book of business, as well as growth in commercial residential business, which helps drive the higher average premium.
o
Premiums-in-force of $1.4 billion are up 6.2% from the prior year quarter, driven primarily by growth in commercial residential business and rate increases throughout the book of business.
o
Continued focus on timely rate actions, maintaining underwriting criteria, and managing new business written in over-concentrated markets or products.
•
Allocate capital to products and geographies that maximize long-term returns.
o
We selectively increased the commercial residential premium in force by 44.4% compared to the first quarter of 2023, while the TIV only increased by 11.8%. The commercial residential business, which tends to have a significantly lower attritional loss ratio, generates materially higher premiums. Commercial residential business accounts for 19.9% of the in-force premium, compared to 14.7% in the prior year period.
o
As part of our exposure management strategy, we continue to grow our policy count in products and geographies which are profitable and reduce our policy count in unprofitable and over concentrated areas
o
This disciplined underwriting approach resulted in a policy count reduction of just over 72,000 or 14.2% from first quarter 2023, while premium in force increased by $80.7 million or 6.2%.
•
Maintain a balanced and diversified portfolio.
o
Selective diversification of the portfolio by product and state, which can change based on market conditions, serves to reduce performance volatility.
o
No state represents over 26.7% of the Company’s TIV.
•
Provide coverage suitable to the market and return targets.
o
Continuing to offer Excess & Surplus lines ("E&S") policies in California, Florida, and South Carolina. This product allows greater flexibility in product terms as well as speed to market. In-force premium for E&S business increased 182.5% quarter over quarter.
o
Continuing to evaluate other states for E&S and other products.

Trends

Inflation, Underwriting and Pricing

We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates and inflation guard factors resulting in an increase in the average premium per policy of 23.7% for the quarter ended March 31, 2024 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation in premiums as described below, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2023 and in the first quarter of 2024. This line of business generates significantly higher average premium per policy. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

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

We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Our Florida personal lines market is also seeing claim costs impacted by litigated claims, which substantially increases loss costs thereby driving up rates for the insurance buying public. Our response to this phenomenon is a combination of raising rates and reducing exposure. Claims abuse has extended throughout much of Florida, generated from assignment of benefits, excessive roof claims, and unwarranted litigated claims which far exceeds levels experienced in other states. Correspondingly, our exposure reduction plan expanded to personal lines business throughout the state of Florida. Recent legislative changes have been made in Florida in each of the last three years, which we believe is making some progress toward reducing losses from abusive claim reporting practices. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The legislation appears to be having the intended impact but continues to be evaluated by management and exposure in Florida continues to be closely monitored.

Our industry experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in recent years. For the 2024 hurricane season, the supply of catastrophe excess of loss reinsurance for the Company was ample and pricing began to moderate. We are managing exposure by writing new business only in geographies for which rates are adequate, non-renewing unprofitable business in compliance with regulatory requirements, and maintaining our narrow underwriting requirements. We have improved the geographic distribution of our business, which is becoming more rate adequate.

Overview of 2024 Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

The discussion of our financial condition and results of operations that follows provides information that will assist the reader in understanding our consolidated financial statements, the changes in certain key items in those financial statements from quarter to quarter, including certain key performance indicators such as net combined ratio, ceded premium ratio, net expense ratio and net loss ratio, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements. This discussion should be read in conjunction with our consolidated financial statements and the related notes included under Item 1 of this Quarterly Report on Form 10-Q.

•
First quarter 2024 net income was $14.2 million or $0.47 per diluted share, compared to net income of $14.0 million or $0.55 per diluted share in the prior year quarter, primarily driven by an increase in net premiums earned, and higher net investment income, which is partly offset by higher operating expenses. Additionally, the decrease in earnings per share was influenced by a higher weighted average number of shares outstanding than the prior year quarter due to equity issuance and stock grants, net of forfeitures. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during 2023 and 2022, which favorably impacted results during first quarter 2024. These actions resulted in growth of 8.1% in net premiums earned; however we experienced a 4.7% increase in net losses and LAE, as described below. A 53.2% increase in net investment income resulted from taking advantage of higher short-term interest rates. Policy acquisition costs increased 16.4%, which is attributable to costs that vary with gross premiums written as well as a reduction in ceding commission income on the net quota share reinsurance contract. General and administrative costs increased 3.0% driven primarily by costs associated with software, including a new claims system as described below.
•
Gross premiums written of $356.7 million were up 14.9% from $310.3 million in the prior year quarter, reflecting a strategic and substantial organic increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business from rating actions and use of inflation guard, which ensures appropriate property values, mostly offset by targeted exposure management.
•
Gross premiums earned was $341.4 million, up 7.7% from $317.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months as described above.
•
Net premiums earned was $179.4 million, up 8.1% from $166.0 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the current year quarter.
•
Losses and loss adjustment expenses ("LAE") incurred was $102.0 million, up 4.7% from $97.5 million in the prior year quarter. The increase primarily stems from higher weather losses and adverse loss development, partly offset by lower attritional losses. Net weather losses for the current accident quarter were $18.4 million, an increase from $12.8 million in the prior year quarter. Catastrophe losses were $15.9 million compared to $5.0 million in the prior year quarter. Other weather losses totaled $2.5 million, a reduction from the prior year quarter amount of $7.8 million. Additionally, the net loss ratio experienced an impact from net unfavorable loss development of $6.7 million during the first quarter of 2024, compared to net favorable development of $1.5 million in the first quarter of 2023.
•
Ceded premium ratio was 47.4%, down 0.2 points from 47.6% in the prior year quarter driven by growth in gross premiums earned which offset higher catastrophe excess of loss reinsurance costs.
•
Net loss and LAE ratio was 56.9%, 1.8 points lower than the prior year quarter of 58.7%, driven by growth in net earned premium outpacing the increase in net losses and LAE incurred as described above.
•
Net expense ratio was 37.1%, a 1.3 point increase from the prior year quarter amount of 35.8%, primarily due to a reduction in ceding commission income which drove up policy acquisition costs.
•
Net combined ratio was 94.0% improved 0.5 points from 94.5% in the prior year quarter, driven by a lower net loss ratio which was partly offset by a higher net expense ratio as described above.
•
The effective tax rate was 28.4% compared to 18.6% in the prior year quarter. The effective tax rate for the prior year quarter includes the benefit from a downward adjustment of $1.7 million to the valuation allowance related to Osprey Re which lowered the effective tax rate for that period. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The valuation allowance relates to certain tax elections made by Osprey Re, the Company's captive reinsurer domiciled in Bermuda. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2024	2023	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$356,684	$310,309	$46,375	14.9%
Change in gross unearned premiums	(15,295)	6,713	(22,008)	(327.8)%
Gross premiums earned	341,389	317,022	24,367	7.7%
Ceded premiums	(161,963)	(150,993)	(10,970)	7.3%
Net premiums earned	179,426	166,029	13,397	8.1%
Net investment income	8,551	5,582	2,969	53.2%
Net realized gains	(1)	1,898	(1,899)	(100.0)%
Other revenue	3,326	3,412	(86)	(2.5)%
Total revenue	$191,302	$176,921	$14,381	8.1%

Total revenue

Total revenue was $191.3 million, up 8.1% compared to $176.9 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described below.

Gross premiums written

Gross premiums written were $356.7 million, up 14.9% from $310.3 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout all lines of business, partly offset by intentional targeted exposure management described above.

Premiums-in-force were $1.4 billion as of first quarter 2024, an increase of 6.2% compared to $1.3 billion as of first quarter 2023 due to continued proactive underwriting and rate actions as well as growth in commercial lines business, despite an intentional reduction of approximately 71,000 personal lines policies. Concurrently, TIV decreased by 4.7%.

Gross premiums earned

Gross premiums earned of $341.4 million were up 7.7% from $317.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy throughout most of the book of business, use of inflation guard, and organic growth of our commercial residential business.

Ceded premiums

Ceded premiums were $162.0 million in first quarter 2024, up 7.3% from $151.0 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program, which incepts June 1 each year, driven by an increase in TIV and higher reinsurance costs partly offset by a lower cost for our net quota share reinsurance associated with cession and associated premium volume changes.

Net premiums earned

Net premiums earned were $179.4 million in first quarter 2024, up 8.1% from $166.0 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.

Net investment income

Net investment income was $8.6 million in first quarter 2024, compared to $5.6 million in the prior year quarter. The increase is primarily due to higher balances and higher yields from actions taken to align investments with the yield curve.

	For the Three Months Ended March 31,
(Unaudited)	2024	2023	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	102,035	97,452	4,583	4.7%
Policy acquisition costs	46,929	40,324	6,605	16.4%
General and administrative expenses	19,634	19,054	580	3.0%
Total operating expenses	168,598	156,830	11,768	7.5%

Total operating expenses

Total operating expenses were $168.6 million in first quarter 2024, up 7.5% from $156.8 million in the prior year quarter. As described below, we experienced higher losses and LAE primarily related to weather, higher policy acquisition costs mostly driven by business volume, and higher general and administrative expenses related to software and systems related costs.

Losses and loss adjustment expenses (LAE)

Losses and loss adjustment expenses incurred were $102.0 million in first quarter 2024, up 4.7% from $97.5 million in the prior year quarter. The increase primarily stems from higher weather losses and adverse loss development, partly offset by lower attritional losses. Net weather losses for the current accident quarter were $18.4 million, an increase from $12.8 million in the prior year quarter. Catastrophe losses were $15.9 million compared to $5.0 million in the prior year quarter. Other weather losses totaled $2.5 million, a reduction from the prior year quarter amount of $7.8 million. Additionally, the net loss ratio experienced an impact from net unfavorable loss development of $6.7 million during the first quarter of 2024, compared to net favorable development of $1.5 million in the prior year quarter.

Policy acquisition costs

Policy acquisition costs were $46.9 million in first quarter 2024, up 16.4% from $40.3 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program coupled with lower ceding commission associated with contracts in runoff in the prior year period which earned ceding commission.

General and administrative expenses

General and administrative expenses were $19.6 million in first quarter 2024, up 3.0% from $19.1 million in the prior year quarter. The increase was driven largely by higher general and administrative costs related to software and associated costs with the implementation of a new claims system aimed at driving future efficiencies, which was partly offset by the reversal of an over accrual from the prior year end. The Company’s implementation of enhanced and updated claims, policy, and billing systems is expected to achieve efficiencies and improve the timeliness and quality of data analytics used to drive underwriting income.

	For the Three Months Ended March 31,
(Unaudited)	2024	2023	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	22,704	20,091	2,613	13.0%
Interest expense, net	2,830	2,881	(51)	(1.8)%
Income before income taxes	19,874	17,210	2,664	15.4%
Provision for income taxes	5,649	3,202	2,447	76.4%
Net income	$14,225	$14,008	$217	1.5%
Basic earnings per share	$0.47	$0.55	$(0.08)	(14.6)%
Diluted earnings per share	$0.47	$0.55	$(0.08)	(14.5)%

Net income

First quarter 2024 net income was $14.2 million or $0.47 per diluted share, compared to net income of $14.0 million or $0.55 per diluted share in the prior year quarter, primarily driven by an increase in net premiums earned, and higher net investment income, which is partly offset by higher operating expenses. Additionally, the decrease in earnings per share was influenced by a higher weighted average number of shares outstanding than the prior year quarter due to equity issuance and stock grants, net of forfeitures. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during 2023 and 2022, which favorably impacted results during first quarter 2024. These actions resulted in growth of 8.1% in net premiums earned; however we experienced a 4.7% increase in net losses and LAE, as described below. A 53.2% increase in net investment income resulted from taking advantage of higher short-term interest rates. Policy acquisition costs increased 16.4%, which is attributable to costs that vary with gross premiums written as well as a reduction in ceding commission income on the net quota share reinsurance contract. General and administrative costs increased 3.0% driven primarily by costs associated with software, including a new claims system as described below.

Interest expense, net

Interest expense, net was $2.9 million in the first quarter of 2024, flat from the prior year quarter.

Provision for income taxes

The provision for income taxes was $5.6 million in first quarter 2024 compared to $3.2 million in the prior year quarter. The reduction is driven primarily by a change in the effective tax rate. The effective tax rate was 28.4% compared to 18.6% in the prior year quarter. The effective tax rate for the prior year quarter includes the benefit from a downward adjustment of $1.7 million to the valuation allowance related to Osprey Re, which lowered the effective tax rate for that period. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The valuation allowance relates to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. Additionally, the effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Three Months Ended March 31,
(Unaudited)	2024	2023
Ceded premium ratio	47.4%	47.6%

Net loss and LAE ratio	56.9%	58.7%
Net expense ratio	37.1%	35.8%
Net combined ratio	94.0%	94.5%

Net combined ratio

The net combined ratio was 94.0% in first quarter 2024, down 0.5 points from 94.5% in the prior year quarter. The decrease primarily stems from lower net loss and LAE and net expense ratios as described above.

Ceded premium ratio

The ceded premium ratio was 47.4% in first quarter 2024, down 0.2 points from 47.6% in the prior year quarter driven by growth in gross premiums earned which offset higher catastrophe excess of loss reinsurance costs.

Net loss and LAE ratio

The net loss and LAE ratio was 56.9% in first quarter 2024, down 1.8 points from 58.7% in the prior year quarter, reflecting higher net premiums earned which outpaced the increase in net losses and LAE as described above.

Net expense ratio

The net expense ratio was 37.1%, a 1.3 point increase from the prior year quarter amount of 35.8%, primarily due to a reduction in ceding commission income, as described above, which drove up policy acquisition costs.

Financial Condition – March 31, 2024 compared to December 31, 2023

Cash and Cash Equivalents

At March 31, 2024, cash and cash equivalents decreased by $77.5 million to $386.1 million from $463.6 million at December 31, 2023. The decrease was a result of replacing shorter term investments with longer duration fixed income securities to lock in interest rates.

Fixed Maturity Securities

At March 31, 2024, fixed income securities increased by $83.5 million to $652.9 million from $569.4 million at December 31, 2023. As discussed above, the increase was a result of investing in longer duration fixed income securities to lock in interest rates.

Reinsurance Recoverable on Paid and Unpaid Claims

At March 31, 2024, reinsurance recoverable on paid and unpaid claims increased by $83.3 million to $565.7 million from $482.4 million at December 31, 2023. The increase is primarily due to increasing our ultimate losses related to Hurricane Ian claims during the quarter which generated additional reinsurance recoverable on unpaid claims.

Unpaid Losses and Loss Adjustment Expenses

At March 31, 2024, unpaid losses and loss adjustment expenses decreased by $2.3 million to $843.7 million from $846.0 million at December 31, 2023. The decrease is primarily due to payment of Hurricane Irma and Ian claims during first quarter 2024 which was partly offset by higher weather losses incurred during the first quarter.

Unearned Premiums

At March 31, 2024, unearned premiums increased by $15.3 million to $691.2 million from $675.9 million at December 31, 2023, driven by higher gross premiums written during first quarter 2024 than during fourth quarter 2023.

Total Shareholders’ Equity

At March 31, 2024, total shareholders’ equity increased by $14.7 million to $234.9 million from $220.3 million at December 31, 2023. The increase is primarily due to net income for the quarter ended March 31, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of March 31, 2024, we had $386.1 million of cash and cash equivalents and $652.9 million in investments, compared to $463.6 million and $569.4 million, respectively, as of December 31, 2023. As described above, the decrease in cash and cash equivalents was primarily due to strategic investment of funds into longer duration fixed income securities to lock in current interest rates.

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

Cash Flows

	For the Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$4,308	$14,946	$(10,639)
Investing activities	(83,295)	36,525	(119,821)
Financing activities	3,113	(2,379)	5,492
Net (decrease) increase in cash and cash equivalents	$(75,875)	$49,092	$(124,967)

Operating Activities

Net cash provided by operating activities was $4.3 million for the three months ended March 31, 2024 compared to net cash provided by operating activities of $14.9 million for the comparable period in 2023. The increase in cash from operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the first three months of 2024 compared to the first three months of 2023.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $83.3 million as compared to net cash provided by investing activities of $36.5 million for the comparable period in 2023. The change in cash provided by investing activities relates primarily to the timing of investment maturities and use of proceeds and existing cash to invest in longer duration fixed income securities during the first quarter of 2024 to lock in current interest rates.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $3.1 million, as compared to cash used in financing activities of $2.4 million for the comparable period in 2023. The change in net cash from financing activities relates primarily to the proceeds from a January 2024 loan in the amount of $5.5 million to an insurance company subsidiary from the FHLB-DM.

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

Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of March 31, 2024 and December 31, 2023, there was $77.3 million and $79.6 million, respectively, in aggregate principal outstanding under the Term Loan Facility.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At March 31, 2024 and December 31, 2023, the outstanding balance under the Revolving Credit facility was $10.0 million. At March 31, 2024, the Company had no outstanding letter of credits issued from the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2024, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 8.171% and 8.176% per annum, respectively.

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

As of March 31, 2024 and December 31, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. As of March 31, 2024, the common stock was valued at $1.5 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.

In December 2018, our insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2024, the fair value of the collateralized securities was $19.8 million and the equity investment in FHLB common stock was $295,500.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We have made no material changes or additions with regard to those policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.032 years and 3.168 years at March 31, 2024 and 2023, and 2.67 years at December 31, 2023. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, consistent with the average rating at March 31, 2024.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2024.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 13, 2024. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 5. Other Information

Trading Arrangements

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2024	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)