Form 10-Q
period 2024-06-30
Heritage Insurance Holdings, Inc.
filed 2024-08-08
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
________________________________________________________
Form 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-36462
________________________________________________________
Heritage Insurance Holdings, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock outstanding on August 1, 2024 was 30,684,198.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our strategic initiatives, including our controlled growth strategy and focus on rate adequacy and selective underwriting, and their impact on shareholder value; (iii) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (iv) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (v) projections of financial items; (vi) the supply of catastrophe reinsurance and its costs; (vii) assumptions underlying statements regarding us and our business; (viii) claims and related expenses, and our reinsurers’ obligations; (ix) pending legal proceedings and their effect on our financial position; (x) future impact of prior strategic policy count reductions; and (xi) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2023 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
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
•the possibility that actual losses may exceed reserves, which are based on estimates;
•the concentration of our business in coastal states, which could be impacted by hurricane losses or other significant weather-related events such as northeastern winter storms;
•our exposure to catastrophic weather events;
•our failure to adequately assess and price the risks we underwrite;
•the fluctuation in our results of operations, including as a result of factors outside of our control;
•increased costs of reinsurance, non-availability of reinsurance, non-collectability of reinsurance and our ability to obtain reinsurance on terms and at a cost acceptable to us;
•inherent uncertainty of our models and our reliance on such models as a tool to evaluate risk;
•increased competition, competitive pressures, industry developments and market conditions;
•continued and increased impact of abusive and unwarranted claims;
•our inability to effectively manage our growth and integrate acquired companies;
•our failure to execute our diversification strategy;
•our reliance on independent agents to write insurance policies for us on a voluntary basis and our ability to attract and retain agents;
•the failure of our claims department to effectively manage or remediate claims;
•the failure of policy renewals to meet our expectations;
•our inability to maintain our financial stability rating;
•our ability to access sufficient liquidity or obtain additional financing to fund our operations and expand our business;
•our inability to generate investment income;
•effects of emerging claim and coverage issues relating to legal, judicial, environmental and social conditions;
•the failure of our risk mitigation strategies or loss limitation methods;
•lack of effectiveness of exclusions and loss limitation methods in the insurance policies we assume or write;
•the regulation of our insurance operations;
•changes in regulations and our failure to meet increased regulatory requirements, including minimum capital and surplus requirements;
•climate change, health crisis, severe weather conditions and other catastrophe events;
•litigation or regulatory actions;
•regulation limiting rate increases or that require us to participate in loss sharing or assessments;
•the terms of our indebtedness, including restrictions that limit our flexibility in operating our business, and our inability to comply with the financial and other covenants of our debt facilities;
•our ability to maintain effective internal controls over financial reporting;
•certain characteristics of our common stock;

•failure of our information technology systems or those of our key service providers and unsuccessful development and implementation of new technologies;
•a lack of redundancy in our operations; and
•our failure to attract and retain qualified employees and independent agents or our loss of key personnel.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share amounts)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $744,173 and $606,646)	$698,853	$560,682
Equity securities, at fair value, (cost $1,936 and $1,666)	1,936	1,666
Other investments, net	6,790	7,067
Total investments	707,579	569,415
Cash and cash equivalents	480,930	463,640
Restricted cash	10,956	9,699
Accrued investment income	5,148	4,068
Premiums receivable, net	100,832	89,490
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197	536,888	482,429
Prepaid reinsurance premiums	505,180	294,222
Income tax receivable	12,066	13,354
Deferred income tax asset, net	12,694	11,111
Deferred policy acquisition costs, net	114,818	102,884
Property and equipment, net	34,510	33,218
Right-of-use lease asset, finance	16,337	17,606
Right-of-use lease asset, operating	6,357	6,835
Intangibles, net	39,464	42,555
Other assets	15,590	12,674
Total Assets	$2,599,349	$2,153,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$822,271	$845,955
Unearned premiums	765,632	675,921
Reinsurance payable	504,291	159,823
Long-term debt, net	120,780	119,732
Advance premiums	26,262	23,900
Accrued compensation	6,278	9,461
Lease liability, finance	19,250	20,386
Lease liability, operating	7,528	8,076
Accounts payable and other liabilities	71,724	69,666
Total Liabilities	$2,344,016	$1,932,920

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 42,915,872 shares issued and 30,684,198 outstanding at June 30, 2024 and 42,450,612 shares issued and 30,218,938 outstanding at December 31, 2023	3	3
Additional paid-in capital	361,789	360,310
Accumulated other comprehensive loss, net of taxes	(34,770)	(35,250)
Treasury stock, at cost, 12,231,674 shares at each June 30, 2024 and December 31, 2023	(130,900)	(130,900)
Retained earnings	59,211	26,117
Total Stockholders' Equity	255,333	220,280
Total Liabilities and Stockholders' Equity	$2,599,349	$2,153,200
See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES:
Gross premiums written	$424,530	$396,559	$781,214	$706,868
Change in gross unearned premiums	(74,457)	(66,544)	(89,752)	(59,831)
Gross premiums earned	350,073	330,015	691,462	647,037
Ceded premiums	(159,757)	(153,211)	(321,720)	(304,204)
Net premiums earned	190,316	176,804	369,742	342,833
Net investment income	9,769	6,599	18,320	12,181
Net realized gains (losses) and impairment	12	(1,568)	11	330
Other revenue	3,474	3,478	6,800	6,890
Total revenues	203,571	185,313	394,873	362,234
EXPENSES:
Losses and loss adjustment expenses	105,928	106,646	207,963	204,098
Policy acquisition costs, net of ceding commission income(1)	47,224	41,451	94,153	81,776
General and administrative expenses, net of ceding commission income(2)	22,780	20,058	42,414	39,111
Intangible asset impairment	—	767	—	767
Total expenses	175,932	168,922	344,530	325,752
Operating income	27,639	16,391	50,343	36,482
Interest expense, net	2,780	2,740	5,610	5,621
Income before income taxes	24,859	13,651	44,733	30,861
Provision for income taxes	5,990	5,872	11,639	9,074
Net income	$18,869	$7,779	$33,094	$21,787
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains (losses) on investments	924	(2,986)	641	9,158
Reclassification adjustment for net realized investment (gains) losses	(12)	9	(11)	11
Income tax (expense) benefit related to items of other comprehensive income	(216)	698	(150)	(2,158)
Total comprehensive income	$19,565	$5,500	$33,574	$28,798
Weighted average shares outstanding
Basic	30,649,732	25,567,157	30,513,207	25,562,731
Diluted	30,708,995	25,626,420	30,572,470	25,621,994
Earnings per share
Basic	$0.62	$0.30	$1.08	$0.85
Diluted	$0.61	$0.30	$1.08	$0.85
(1)Policy acquisition costs includes $9.4 million and $18.7 million of ceding commission income for the three and six months ended June 30, 2024 and $12.8 million and $25.3 million of ceding commission income for the three and six months ended June 30, 2023, respectively.
(2)General and administration includes $3.1 million and $6.1 million of ceding commission income for the three and six months ended June 30, 2024 and $4.1 million and $8.3 million of ceding commission income for the three and six months ended June 30, 2023, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Net income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935
Net unrealized change in investments, net of tax	—	—	—	—	—	696	696
Issued restricted stock	47,702	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	833	—	—	—	833
Net income	—	—	—	18,869	—	—	18,869
Balance at June 30, 2024	30,684,198	$3	$361,789	$59,211	$(130,900)	$(34,770)	$255,333

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,279)	(2,279)
Issued restricted stock	63,744	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	403	—	—	—	403
Net income	—	—	—	7,779	—	—	7,779
Balance at June 30, 2023	25,622,495	$3	$335,501	$2,597	$(130,900)	$(46,574)	$160,627

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$33,094	$21,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,428	798
Bond amortization and accretion	(1,552)	(1,261)
Amortization of original issuance discount on debt	428	235
Goodwill or intangible asset impairment	—	767
Depreciation and amortization	4,491	4,266
Allowance for (recovery) bad debt	(703)	87
Expected credit allowance on reinsurance	—	152
Net realized gains	(11)	(330)
Deferred income taxes, net	(1,733)	3,771
Changes in operating assets and liabilities:
Accrued investment income	(1,080)	245
Premiums receivable, net	(10,639)	6,061
Prepaid reinsurance premiums	(210,958)	(202,229)
Reinsurance recoverable on paid and unpaid claims	(54,459)	260,911
Income taxes receivable	1,288	(1,143)
Deferred policy acquisition costs, net	(11,934)	(7,119)
Right of use leased asset	1,747	1,228
Other assets	(2,916)	(3,513)
Unpaid losses and loss adjustment expenses	(23,684)	(313,948)
Unearned premiums	89,711	59,737
Reinsurance payable	344,468	187,795
Accrued interest	(474)	(122)
Accrued compensation	(3,183)	1,535
Advance premiums	2,362	12,423
Operating lease liabilities	(1,684)	(1,100)
Other liabilities	2,531	(6,914)
Net cash provided by operating activities	156,538	24,119
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and pay downs	70,287	479,396
Fixed maturity securities purchases	(206,264)	(528,466)
Equity securities reinvestment of dividends	(270)	—
Return on other investments	277	5,062
Cost of property and equipment acquired	(2,692)	(6,092)
Net cash used in investing activities	(138,662)	(50,100)
FINANCING ACTIVITIES
Repayment of term note	(4,750)	(4,750)
Mortgage loan payments	(130)	(52)
Proceeds from loan agreement	5,500	—
Additional costs associated with public offering	(3)	—
Tax withholding on share-based compensation awards	—	(8)
Dividends forfeited (paid)	54	(11)
Net cash provided by (used in) financing activities	671	(4,821)
Increase (decrease) in cash, cash equivalents, and restricted cash	18,547	(30,802)
Cash, cash equivalents and restricted cash, beginning of period	473,339	287,572
Cash, cash equivalents and restricted cash, end of period	$491,886	$256,770
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$12,181	$6,446
Interest paid	$4,552	$4,757

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$480,930	$463,640
Restricted cash	10,956	9,699
Total	$491,886	$473,339
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
Significant accounting policies
The accounting policies of the Company are set forth in Note 1 to the consolidated financial statements contained in the Company’s 2023 Form 10-K.
Accounting Pronouncements not yet adopted
The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements contained in the Company’s 2023 Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.
On March 6, 2024, the SEC adopted new rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The rules amend the provisions of both Regulation S-K and Regulation S-X to require disclosure of climate-related risks, transition plans, targets and goals, risk management and governance as well as require disclosure of the financial effects of severe weather events and other natural conditions as well as the use of carbon offsets or renewable energy credits. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, subject to legal challenges and the SEC's voluntary stay of the disclosure requirements. The Company will continue to assess the impact of these new rules on its financial statements while the stay is in place.
NOTE 2. INVESTMENTS
Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

June 30, 2024	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$168,760	$68	$1,178	$167,650
States, municipalities and political subdivisions	322,003	93	30,256	291,840
Corporate bonds	227,867	379	11,402	216,844
Mortgage-backed securities (1)	18,646	—	2,881	15,765
Asset-backed securities	2,892	—	143	2,749
Other	4,005	—	—	4,005
Total	$744,173	$540	$45,860	$698,853
(1)Includes securities at June 30, 2024 with a carrying amount of $23.6 million and $8.0 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018 and 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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
(1)Includes securities at December 31, 2023 with a carrying amount of $24.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.
Net Realized Gains (Losses) and Impairment
The following tables present net realized gains (losses) on the Company’s debt securities available-for-sale for the three and six months ended June 30, 2024 and 2023, respectively:

	2024		2023
Three Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale

	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$13	$907	$—	$—
Total realized losses	(1)	117	(9)	308
Net realized gains (losses)	$12	$1,024	$(9)	$308

	2024		2023
Six Months Ended June 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale

	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$13	$2,644	$—	$—
Total realized losses	(2)	308	(11)	598
Net realized gains (losses)	$11	$2,952	$(11)	$598

The following table presents the reconciliation of net realized (losses) gains and impairment of the Company’s investments reported for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Gross realized gains on sales of available-for-sale securities	$13	$—	$13	$—
Impairments on other investments	—	(1,559)	—	(1,559)
Realized losses on sales of available-for-sale securities	(1)	(9)	(2)	(11)
Gross realized gains on sale of other investments	—	—	—	1,900
Net realized (losses) gains and impairments	$12	$(1,568)	$11	$330
The table below summarizes the Company’s debt securities at June 30, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At June 30, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total

Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$169,107	22.7%	$167,795	24.0%
Due after one year through five years	383,997	51.6%	362,032	51.8%
Due after five years through ten years	163,398	22.0%	144,765	20.7%
Due after ten years	27,671	3.7%	24,261	3.5%
Total	$744,173	100.0%	$698,853	100.0%
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Debt securities	$6,502	$5,015	$11,057	$8,038
Equity securities	361	57	657	90
Cash and cash equivalents	3,595	2,246	7,814	4,449
Other investments	173	108	324	839
Net investment income	10,631	7,426	19,852	13,416
Less: Investment expenses	862	827	1,532	1,235
Net investment income, less investment expenses	$9,769	$6,599	$18,320	$12,181
The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2024 and December 31, 2023, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
June 30, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	21	$128	$101,610	26	$1,050	$27,065
States, municipalities and political subdivisions	11	39	9,368	372	30,217	265,588
Corporate bonds	34	64	26,901	185	11,338	124,847
Mortgage-backed securities	6	—	3	121	2,881	15,763
Asset-backed securities	—	—	—	35	143	525
Other	—	—	—	—	—	—
Total fixed maturity securities	72	$231	$137,882	739	$45,629	$433,788

	Less Than Twelve Months			Twelve Months or More
December 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$14	$2,962	32	$1,281	$42,305
States, municipalities and political subdivisions	5	21	3,875	382	30,997	274,876
Corporate bonds	10	24	6,398	188	11,834	128,771
Mortgage-backed securities	10	—	7	138	2,769	19,810
Asset-backed securities	0	—	—	24	20	373
Other	0	—	—	0	—	—
Total fixed maturity securities	28	$59	$13,242	764	$46,901	$466,135
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
No credit loss allowance was recorded as of June 30, 2024 or for the year ended December 31, 2023.
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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2024 and December 31, 2023, respectively (in thousands):

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,682	$1,682	$1,819	$1,819
Investments in non-consolidated VIEs - Measurement alternative	$5,108	$5,108	$5,248	$5,248
Total non-consolidated VIEs	$6,790	$6,790	$7,067	$7,067
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
The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:
•Level 1 – Unadjusted quoted prices are available in active markets for identical assets/liabilities as of the reporting date.
•Level 2 – Valuations based on observable inputs, such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in the markets that are not active; or other inputs that are observable, either directly or indirectly.
•Level 3 – Pricing inputs are unobservable and significant to the overall fair value measurement, and the determination of fair value requires significant management judgment or estimation.
The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At June 30, 2024 and December 31, 2023, there were no transfers in or out of Level 1, 2, and 3.
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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets	(In thousands)
Cash and cash equivalents	$480,930	$480,930	$—	$—
Restricted cash	$10,956	$10,956	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$167,650	$—	$167,650	$—
States, municipalities and political subdivisions	291,840	—	291,840	—
Corporate bonds	216,844	—	216,844	—
Mortgage-backed securities	15,765	—	15,765	—
Asset-backed securities	2,749	—	2,749	—
Other	4,005	—	4,005	—
Total debt securities	$698,853	$—	$698,853	$—
Equity Securities
Common stock	$1,936	$1,936	$—	$—
Total debt securities and equity securities	$700,789	$1,936	$698,853	$—

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets	(In thousands)
Cash and cash equivalents	$463,640	$463,640		$—
Restricted cash	$9,699	$9,699		$—
Debt Securities Available-for-sale
U.S. government and agency securities	$80,662	$—	$80,662	$—
States, municipalities and political subdivisions	288,982	—	288,982	—
Corporate bonds	166,830	—	166,830	—
Mortgage-backed securities	19,926	—	19,926	—
Asset-backed securities	227	—	227	—
Other	4,055	—	4,055	—
Total debt securities	$560,682	$—	$560,682	$—
Equity Securities
Common stock	$1,666	$1,666	$—	$—
Total debt securities and equity securities	$562,348	$1,666	$560,682	$—
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

Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the six months ended June 30, 2024, there were no assets or liabilities that were measured at fair value on a non-recurring basis.
Certain of the Company’s investments are measured in accordance with GAAP for the type of investment, using methodologies other than fair value.
NOTE 4. OTHER COMPREHENSIVE INCOME
The following tables summarize other comprehensive income and disclose the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax

	(In thousands)
Other comprehensive income
Change in unrealized gains (losses) on investments, net	$924	$(219)	$705	$(2,986)	$700	$(2,286)
Reclassification adjustment of realized (gains) losses included in net income	(12)	3	(9)	9	(2)	7
Effect on other comprehensive income	$912	$(216)	$696	$(2,977)	$698	$(2,279)

	For the Six Months Ended June 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax

	(In thousands)
Other comprehensive income
Change in unrealized gains (losses) on investments, net	$641	$(152)	$489	$9,158	$(2,155)	$7,003
Reclassification adjustment of realized losses included in net income	(11)	2	(9)	11	(3)	8
Effect on other comprehensive income	$630	$(150)	$480	$9,169	$(2,158)	$7,011
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

Components of the Company’s lease costs were as follows (in thousands):

	For The Six Months Ended June 30,
	2024	2023
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$810	$787
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,269	1,285
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	407	451
Total finance lease cost	$1,676	$1,736
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$744	$796
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$42	$80
Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	June 30, 2024	December 31, 2023
Right of use assets	$6,357	$6,835
Lease liability	$7,528	$8,076
Finance Leases
Right of use assets	$16,337	$17,606
Lease liability	$19,250	$20,386
Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	June 30, 2024		December 31, 2023
Operating lease	5.09	yrs.	5.57	yrs.
Finance lease	6.67	yrs.	7.16	yrs.
Weighted-average discount rate
Operating lease	5.44	%	5.17	%
Finance lease	4.14	%	4.15	%
Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2024 remaining	$1,565	$876
2025	3,173	1,655
2026	3,216	1,636
2027	3,190	1,599
2028	3,270	1,633
2029 and thereafter	7,651	1,213
Total lease payments	22,065	8,612
Less: imputed interest	(2,815)	(1,084)
Present value of lease liabilities	$19,250	$7,528
Supplemental cash flow information related to the Company's operating and financing leases were as follows (in thousands):

Operating Leases	June 30, 2024	June 30, 2023
Lease liability payments	$1,139	$1,141
Finance Leases
Lease liability payments	$414	$443
Total lease liability payments	$1,553	$1,584
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	17,530	14,450
Computer hardware and software	10,312	10,717
Office furniture and equipment	1,484	1,484
Tenant and leasehold improvements	10,893	10,876
Vehicle fleet	515	515
Total, at cost	52,915	50,223
Less: accumulated depreciation and amortization	(18,405)	(17,005)
Property and equipment, net	$34,510	$33,218
The Company has capitalized certain costs related to a new policy, billing and claims system which is anticipated to be placed into service later in 2025.
Depreciation and amortization expense for property and equipment was approximately $718,800 and $566,000 for the three months ended June 30, 2024 and 2023, respectively. Depreciation and amortization expense for property and equipment was approximately $1.4 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $9.6 million with accumulated depreciation of approximately $2.6 million at June 30, 2024.
NOTE 7. INTANGIBLE ASSETS
At June 30, 2024 and December 31, 2023, intangible assets, net were $39.5 million and $42.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible. Impairment testing is required when events occur that indicate an asset may not be recoverable, such as a triggering event. Management reviews other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that the Company's other intangible assets might be impaired.
The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses. During the three months ended June 30, 2023, certain brand and customer relations within the Company's restoration provider with a net value of $766,600 were impaired due to the discontinuation of providing restoration services to the Company’s policyholders. The impairment loss of $766,600 was included in intangible asset impairment in the Company's consolidated statements of operations for the three and six months ended June 30, 2023.
There was no impairment of the intangible assets with definite lives for the three and six months ended June 30, 2024.
Amortization expense of the Company’s intangible assets for the three and six months ended June 30, 2024 was $1.6 million and $3.1 million, respectively and for the three and six months ended June 30, 2023 was $1.6 million and $3.2 million, respectively.
Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2024 - remaining	$3,092
2025	6,183
2026	6,033
2027	5,836
2028	3,914
Thereafter	13,091
Total	$38,149
NOTE 8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic and Diluted
Net income available to common shareholders — basic and diluted	$18,869	$7,779	$33,094	$21,787
Common Shares
Basic
Weighted average shares outstanding	30,649,732	25,567,157	30,513,207	25,562,731
Diluted
Weighted average shares outstanding	30,649,732	25,567,157	30,513,207	25,562,731
5.875% Convertible Notes	59,263	59,263	59,263	59,263
Total	30,708,995	25,626,420	30,572,470	25,621,994
Net income per common share
Basic	$0.62	$0.30	$1.08	$0.85
Diluted	$0.61	$0.30	$1.08	$0.85
NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION
The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended June 30, 2024 and 2023, the Company allocated ceding commission income of $9.4 million and $12.8 million, respectively, to policy acquisition costs and $3.1 million and $4.1 million, respectively, to general and administrative expense. For the six months ended June 30, 2024 and 2023, the Company allocated ceding commission income of $18.7 million and $25.3 million, respectively, to policy acquisition costs and $6.1 million and $8.3 million, respectively, to general and administrative expense.
The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Beginning balance of deferred ceding commission income	$31,549	$40,688	$33,627	$42,757
Ceding commission deferred	14,537	13,888	24,839	28,909
Less: ceding commission earned	(12,484)	(16,586)	(24,864)	(33,676)
Ending balance of deferred ceding commission income	$33,602	$37,990	$33,602	$37,990
NOTE 10. DEFERRED POLICY ACQUISITION COSTS
The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Beginning Balance	$104,217	$98,035	$102,884	$99,617
Policy acquisition costs deferred	56,628	53,929	112,885	107,109
Amortization	(46,027)	(45,228)	(100,951)	(99,990)
Ending Balance	$114,818	$106,736	$114,818	$106,736
NOTE 11. INCOME TAXES
For the three months ended June 30, 2024 and 2023, the Company recorded income tax provisions of $6.0 million and $5.9 million, respectively, which corresponds to effective tax rates of 24.1% and 43.0%, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded income tax provisions of $11.6 million and $9.1 million, respectively, which corresponds to effective tax rates of 26.0% and 29.4%, respectively. The effective tax rate for the three months ended June 30, 2023 was impacted by an increase of $2.5 million in the deferred tax valuation allowance related to Osprey Re related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information. The effective tax rate for the six months ended June 30, 2023 was also impacted by a $863,300 increase in the valuation allowance related to certain tax elections made by Osprey Re.
The table below summarizes the significant components of the Company’s net deferred tax assets:

	June 30, 2024	December 31, 2023

Deferred tax assets:	(In thousands)
Unearned premiums	$23,519	$18,507
Unearned commission	7,958	7,964
Net operating loss	1	436
Tax-related discount on loss reserve	4,365	5,162
Stock-based compensation	684	331
Accrued expenses	905	1,677
Leases	937	940
Unrealized losses	11,506	11,655
Property and equipment	314	—
Other	277	473
Total deferred tax assets	50,466	47,145
Deferred tax liabilities:
Deferred acquisition costs	$27,192	$24,366
Prepaid expenses	189	189
Property and equipment	—	359
Note discount	73	152
Basis in purchased investments	7	8
Basis in purchased intangibles	8,658	9,327
Other	1,653	1,633
Total deferred tax liabilities	37,772	36,034
Net deferred tax asset:	$12,694	$11,111
The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2020 through 2023. There are currently no tax years under examination.
At June 30, 2024 and December 31, 2023, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE
Overview
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2024 and 2023, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). The Company also sponsored catastrophe bonds in 2024 and 2023 through Citrus Re Ltd., a Bermuda special purpose insurer, which provided an alternative to traditional reinsurance through the issuance of catastrophe bonds. For the 2023 hurricane season only, the Company also obtained reinsurance from the Florida State Board of Administration’s Reinsurance to assist Policyholders (“RAP”) program which provided reinsurance for Florida admitted policies only. The RAP component of the Company's reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of severe non-catastrophe losses impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.
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
The Company’s insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance in excess of its state regulator requirements, which are generally based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.
2024 - 2025 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2024, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90% for the 2024 hurricane season. Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.
The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2024-2025 reinsurance program provides first event coverage up to $1.3 billion for Heritage P&C, first event coverage up to $1.1 billion for NBIC, and first event coverage up to $750.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $34.0 million would be ceded to Osprey; NBIC – $31.8 million of which the entire amount would be ceded to Osprey in a shared contract with Zephyr; and Zephyr — $40 million, of which $32 million would be ceded to Osprey in a shared contract with NBIC as well as $8.0 million ceded to Osprey in a separate reinsurance contract.

The Company is responsible for all losses and loss adjustment expenses in excess of the Company's reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.3 billion of limit is available in 2024, which includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.
Additionally, the Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2023, expiring December 31, 2024. One contract which is 60% placed has a $15.0 million limit in excess of a retention of $25.0 million. Another contract provides the remaining 40% with a $20.0 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available.
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
Per Risk Coverage
For losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage for losses and loss adjustment expenses in excess of $1.5 million per claim. The limit recoverable for an individual loss is $8.5 million and total limit for all losses is $25.5 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. This coverage for the contract period from June 15, 2024 through June 14, 2025 is 100% placed. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1 million per claim. The limit recovered for an individual loss is $500,000 and total limit for all losses is $1.5 million.
In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. The maximum limit for this coverage is $80.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms. The Company also purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.
General Excess of Loss
The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2023 through June 30, 2024, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 67.5% placed.
For a detailed discussion of the Company’s 2023-2024 Reinsurance Program refer to Part I, “Business”, Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2023 Form 10-K.

Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Premium written:
Direct	$424,530	$396,559	$781,214	$706,868
Ceded	(488,210)	(473,657)	(532,678)	(506,433)
Net	$(63,680)	$(77,098)	$248,536	$200,435
Premiums earned:
Direct	$350,073	$330,015	$691,462	$647,037
Ceded	(159,757)	(153,211)	(321,720)	(304,204)
Net	$190,316	$176,804	$369,742	$342,833
Loss and Loss Adjustment Expenses
Direct	$210,962	$144,219	$502,324	$307,036
Ceded	(105,034)	(37,573)	(294,361)	(102,939)
Net	$105,928	$106,646	$207,963	$204,098
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
The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$843,687	$980,992	$845,955	$1,131,807
Less: reinsurance recoverable on unpaid losses	477,876	620,218	421,798	759,681
Net balance, beginning of period	365,811	360,774	424,157	372,126
Incurred related to:
Current year	97,240	109,371	192,612	208,285
Prior years	8,688	(2,725)	15,351	(4,187)
Total incurred	105,928	106,646	207,963	204,098
Paid related to:
Current year	51,201	53,569	81,383	83,944
Prior years	66,404	38,281	196,603	116,710
Total paid	117,605	91,850	277,986	200,654
Net balance, end of period	354,134	375,570	354,134	375,570
Plus: reinsurance recoverable on unpaid losses	468,137	442,289	468,137	442,289
Balance, end of period	$822,271	$817,859	$822,271	$817,859
The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of June 30, 2024, the Company reported $354.1 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $240.6 million attributable to IBNR net of reinsurance recoverable, or 67.9% of net reserves for unpaid losses and loss adjustment expenses. For the three months ended June 30, 2024, the Company experienced $8.7 million of net unfavorable prior year loss development compared to $2.7 million of net favorable prior year loss development for the three months ended June 30, 2023. For the six months ended June 30, 2024, the Company experienced $15.4 million of net unfavorable prior year loss development compared to $4.2 million of net favorable prior year loss development for the six months ended June 30, 2023. The unfavorable development is largely associated with adverse development on Hurricane Irma claims, for which the losses are fully retained.
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
As of December 31, 2023 and at June 30, 2024, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the six-months ended June 30, 2024 and 2023, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115 and $26,000, on the outstanding Convertible Notes, respectively.
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2023 and June 30, 2024, there was $79.6 million and $74.9 million, respectively in aggregate principal outstanding under the Term Loan Facility and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.
For the six months ended June 30, 2024, the Company made principal and interest payments of approximately $4.8 million and $3.3 million, respectively, on the Term Loan Facility and for the comparable period of 2023, the Company made principal and interest payments of $4.8 million and $3.4 million, respectively, on the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, the Company had $10.0 million in borrowings under the Revolving Credit Facility. At June 30, 2024 and 2023, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the six months ended June 30, 2023, the Company made interest payments in aggregate of approximately $332,106 on the Revolving Credit Facility. For the six months ended June 30, 2024, the Company made interest payments in aggregate of approximately $413,668 on the Revolving Credit Facility and $66,535 relating to unused availability commitment fees.
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

At June 30, 2024, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 8.171% and 8.179%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.
Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For the six months ended June 30, 2024 and 2023, the Company made principal and interest payments $548,131 of $518,746 on the mortgage loan, respectively.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of June 30, 2024, the fair value of the collateralized securities was $23.6 million and the equity investment in FHLB common stock was $1.5 million. For the six months ended June 30, 2024, and 2023, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $498,828 and $300,325, respectively.
As of June 30, 2024 and at December 31, 2023, the Company also holds other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.
In December 2018, an insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of June 30, 2024, the fair value of the collateralized securities was $8.0 million and the equity investment in FHLB common stock was $295,500.
For the three and six months ended June 30, 2024, the Company made monthly interest payments as per the terms of the loan agreement of approximately $58,809, and $117,103, respectively.
The following table summarizes the Company’s long-term debt and credit facilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

	(In thousands)
Convertible debt	$885	$885
Mortgage loan	10,889	11,019
Term loan facility	74,875	79,625
Revolving credit facility	10,000	10,000
FHLB loan agreements	24,700	19,200
Total principal amount	$121,349	$120,729
Deferred finance costs	$569	$997
Total long-term debt	$120,780	$119,732
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

The schedule of principal payments on long-term debt as of June 30, 2024 is as follows:

Year	Amount
(In thousands)
2024 remaining	$4,975
2025	29,074
2026	71,018
2027	9,897
2028	—
Thereafter	6,385
Total	$121,349
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities consist of the following:

Description	June 30, 2024	December 31, 2023

	(In thousands)
Deferred ceding commission	$33,602	$33,627
Accounts payable and other payables	15,058	16,185
Taxes, licenses and fees	4,908	—
Accrued interest and issuance costs	261	325
Other liabilities	213	329
Premium tax	—	1,486
Commission payables	17,682	17,714
Total other liabilities	$71,724	$69,666
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
The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $253.0 million at June 30, 2024 and $259.6 million at December 31, 2023. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At June 30, 2024, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.
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

NOTE 18. RELATED PARTY TRANSACTIONS
From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2024 and 2023.
•In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended June 30, 2024 and 2023, the Company paid agency commission to Comegys of approximately $39,280 and $33,160, respectively. For the six months ended June 30, 2024 and 2023, the Company paid agency commission to Comegys of approximately $80,088 and $69,901, respectively.
NOTE 19. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended June 30, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $368,500 and $330,470, respectively. For the six months ended June 30, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $821,700 and $729,670, respectively.
The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended June 30, 2024 and 2023, the Company incurred medical premium costs including healthcare premiums of $1.5 million and $1.5 million, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred medical premium costs including healthcare premiums of $2.7 million and $3.0 million, respectively.
NOTE 20. EQUITY
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2024, the Company had 30,684,198 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,549,775 unvested restricted common stock with accrued dividends reflecting additional paid-in capital of $361.8 million as of such date.
As more fully disclosed in the Company’s audited consolidated financial statements for the year ended December 31, 2023, as of December 31, 2023, there were 30,218,938 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,161,811 unvested shares of restricted common stock with accrued dividends, representing $360.3 million of additional paid-in capital.
Common Stock
Holders of common stock are entitled to one vote for each share held on all matters subject to a vote of stockholders, subject to the rights of holders of any outstanding preferred stock. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election, subject to the rights of holders of any outstanding preferred stock. Holders of common stock will be entitled to receive ratably any dividends that the board of directors may declare out of funds legally available therefor, subject to any preferential dividend rights of outstanding preferred stock. Upon the Company’s liquidation, dissolution or winding up, the holders of common stock will be entitled to receive ratably the Company's net assets available after the payment of all debts and other liabilities and subject to the prior rights of holders of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. There is no redemption or sinking fund provisions applicable to the common stock. All outstanding shares of the Company’s capital stock (excluding restricted stock) are fully paid and non-assessable.
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
On March 11, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the Prior Share Repurchase Plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "New Share Repurchase Plan"). There were no shares repurchased for the six months ended June 30, 2024. At June 30, 2024, the Company has the capacity under the New Share Repurchase Plan to repurchase $10.0 million of its common stock until December 31, 2024.
Dividends
The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.
The Board of Directors elected not to declare any dividends during the six months ended June 30, 2024 or for the six months ended June 30, 2023.
NOTE 21. STOCK-BASED COMPENSATION
Restricted Stock
The Company has adopted the Heritage Insurance Holdings, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on June 7, 2023. The 2023 Plan authorized 2,125,000 shares of common stock for issuance under the Plan for future grants. Upon effectiveness of the 2023 Plan, no new awards may be granted under the prior Omnibus Incentive Plan, which will continue to govern the terms of awards previously made under such plan.
At June 30, 2024, there were in aggregate 854,857 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.
In June 2024, the Company awarded to non-employee directors in aggregate 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.
On February 26, 2024, the Company awarded 163,640 shares of time-based restricted stock and 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share under the 2023 Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 30, 2027. The number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition.
On July 11, 2023, the Company awarded 351,716 shares of time-based restricted stock and 857,843 shares of performance-based restricted stock, with a fair value at the time of grant of $4.08 per share under the 2023 Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2023. The performance based restricted stock has a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025 and will vest following the end of the performance period but no later than March 30, 2026. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.
In June 2023, the Company awarded to non-employee directors in aggregate 63,744 shares of restricted stock with a fair value at the time of grant of $5.02 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. In August 2023, the awards were amended to reflect the correct grant date fair market value that resulted in an adjustment to the number of shares of restricted stock awarded from 63,744 to 77,296 shares of restricted stock. The Company's annual shareholders meeting was held on June 5, 2024, at which time 77,296 shares of restricted stock were effectively vested.
For the performance-based shares issued in 2023, the number of shares that will be earned at the end of the performance period is subject to decrease based on the result of the performance condition, as these shares were issued at the maximum amount. For the performance-based shares issued in 2024, the number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the result of the performance condition, as these shares were issued at the target amount.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted.
Restricted stock activity for the six months ended June 30, 2024 is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested, at December 31, 2023	1,161,811	$4.25
Granted - Performance-based restricted stock	253,918	7.12
Granted - Time-based restricted stock	211,342	7.02
Vested	(77,296)	4.14
Canceled and surrendered	—	—
Non-vested, at June 30, 2024	1,549,775	$6.07
Awards are being amortized to expense over the one to three-year vesting periods. For the three months ended June 30, 2024 and 2023 the Company recognized $833,000 and $403,000 of stock compensation expense, respectively. The Company recognized $1.4 million and $797,980 of stock compensation expense for the six months ended June 30, 2024 and 2023, respectively. For the three and six month periods ending June 30, 2024, 77,296 shares of restricted stock previously granted to non-employee directors were vested and released. For the three months ended June 30, 2023, 86,954 shares of restricted stock were vested and released, all of which had been granted to employees. For the six months ended June 30, 2023, 111,954 shares of restricted stock previously granted to employees and non-employee directors were vested and released. Of the shares released to employees, 4,200 shares were withheld by the Company to cover withholding taxes of $7,560, and there were also 1,482 shares forfeited upon employment terminations.
At June 30, 2024, there was approximately $2.0 million unrecognized expense related to time-based non-vested restricted stock and an additional $3.2 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. At June 30, 2023, there was approximately $1.5 million of unrecognized expense.
Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2024 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
March 16, 2022	37,947	6.72	0.6
July 11, 2023	1,046,568	4.08	1.3
February 26, 2024	417,558	7.02	2.5
March 11, 2024	8,390	7.15	0.6
June 6, 2024	39,312	8.14	1
Total	1,549,775
NOTE 22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2024.

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
Recent Developments
Economic and Market Factors
We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and TIV, causing both to rise. Rising reinsurance costs may be mitigated through exposure management as well as recouping the cost of reinsurance in future rate filings.

Supplemental Information
The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of June 30, 2024 and comparing those metrics to June 30, 2023. One of our strategies has been to reduce personal lines exposure in Florida, given historical abusive claims practices which drove up loss costs. As a consequence, our policy count for Florida personal lines policies has intentionally declined over the last several years. The actions of the Florida legislature aimed at curtailing assignment of benefits and litigated claims abuse is having a positive impact on loss cost trends. Coupled with more adequate rates, we expect to pursue a strategy of controlled growth as described below.

Policies-in-force:	Q2 2024	Q2 2023	% Change
Florida	142,591	165,761	(14.0)%
Other States	277,653	323,629	(14.2)%
Total	420,244	489,390	(14.1)%

Premiums-in-force:
Florida	$734,698,077	$665,169,364	10.5%
Other States	687,638,190	675,983,599	1.7%
Total	$1,422,336,267	$1,341,152,963	6.1%

Total Insured Value:
Florida	$104,426,161,222	$105,826,117,271	(1.3%)
Other States	278,666,369,312	297,901,382,470	(6.5)%
Total	$383,092,530,534	$403,727,499,741	(5.1)%
Florida policies-in-force declined from the prior year quarter by 14.0% while premiums-in-force increased 10.5%, and TIV was down by 1.3%. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business which generates higher average premium, rate increases and use of inflation guard, partly offset by a premium reduction associated with fewer Florida personal lines policies. The Florida TIV declined modestly as the reduction in personal lines policies was offset by the strategic growth of our commercial residential portfolio, as well as use of inflation guard across the book of business. Compared to the quarter ended June 30, 2023, the policy count for markets outside of Florida decreased 14.2% due to underwriting actions and intentional targeted exposure management, resulting in a TIV decrease of 6.5% while premiums-in-force increased by 1.7% due to rating actions.
Strategic Profitability Initiatives
The following provides an update to our strategic initiatives aimed at achieving consistent long-term quarterly earnings and driving shareholder value.
Generate underwriting profit through rate adequacy and more selective underwriting.
•Significant and consistent rating actions across the book of business have had a favorable impact, resulting in higher average premium per policy.
•Maintaining rate adequacy is a core principle for our business and we expect our net income to grow and build off our first quarter results, having a positive impact on future earnings.
•Gross premiums earned increased 6.1% over the prior year quarter, driven by rate actions as well as organic growth in commercial residential business, while net income grew by 143%.
•Premiums-in-force of $1.4 billion are up 6.1% from the prior year quarter, driven primarily by growth in commercial residential business and rate increases throughout the book of business.
•Continued focus on enhancing underwriting criteria, including assessment of agent and agency performance has benefited the attritional loss ratio.
Allocate capital to products and geographies that maximize long-term returns.
•We selectively increased the commercial residential premium in force by 29.4% compared to the second quarter of 2023, while the total insured value (“TIV”) only increased by 9.9%. The commercial residential business, which tends to have a significantly lower attritional loss ratio, generates materially higher premiums. Commercial residential business accounts for 21.3% of the in-force premium, compared to 17.5% in the prior year period.
•As part of our targeted exposure management strategy, we continue to grow our policy count in products and geographies which are profitable and reduce our policy count in unprofitable and over concentrated areas.
•Premiums-in-force grew nearly $30.0 million or 177.0% year over year for our Excess & Surplus (“E&S”) business where we can more nimbly adjust rates and coverage. This business was written in California, Florida, and South Carolina. We will continue to evaluate other states for E&S and other products as we focus on our controlled growth strategy.
•This disciplined underwriting approach resulted in a policy count reduction of just over 69,000 or 14.1% throughout our footprint from second quarter 2023, while premium in force increased by $81.2 million or 6.1%. We expect the headwind from declining policies to moderate.
•Given improved rate adequacy across our regions, we expect to begin underwriting new policies in Florida and the Northeast as we pursue a controlled growth strategy designed to accelerate revenue growth.
•Competitor dislocation in many markets has opened new business opportunities to Heritage, specifically in New York as several competitors have exited the market.
•Expect to leverage our existing sales and marketing teams that are in place in both Florida and the Northeast.
Maintain a balanced and diversified portfolio.
•Selective diversification of the portfolio by product and state, which can change based on market conditions, serves to reduce performance volatility.
•No state represents over 27.3% of the Company’s TIV.
Trends
Inflation, Underwriting and Pricing
We continue to address rising reinsurance and loss costs in the property insurance sector throughout much of the United States by ensuring rate adequacy, maintaining strong underwriting criteria, and continuous monitoring of exposure on a granular level. Our rates reflect the use of inflation guard factors to ensure that rising costs to repair properties are reflected in our rates. These factors resulted in an increase in the average premium per policy of 23.5% for the quarter ended June 30, 2024 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation in premiums as described above, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2023 and during the first two quarters of 2024. This line of business generates a significantly higher average premium per policy. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steady in the range of 90% despite the rate increases we have implemented, in large part due to a challenging property insurance market in many of the regions in which we operate. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on meticulous underwriting, managing exposure and achieving rate adequacy throughout our book of business.
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business and the cost of reinsurance continues to rise. Our Florida personal lines market had experienced claim costs driven up by litigated claims, which substantially increased loss costs and drove up rates for the insurance buying public. In addition, catastrophe excess of loss reinsurance markets tightened with higher pricing and less supply. Our response to this phenomenon was to raise rates and reduce exposure for personal lines business in Florida and other states in the southeast as well as the northeast. Recent legislative changes have been made in Florida in each of the last three years, which we believe is making progress toward reducing losses from abusive claim reporting practices and stabilizing the Florida property insurance market. The legislation appears to be having the intended impact. Given improved rate adequacy throughout our book of business and more stabilized reinsurance pricing and availability, we expect to pursue a strategy of controlled growth anchored by continued risk management and stringent underwriting. In force premium for our E&S business, where we can more nimbly adjust rates and coverage to meet market conditions, continues to grow.
Our industry experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in recent years. For the 2024 hurricane season, the supply of catastrophe excess of loss reinsurance for the Company was ample and pricing and terms have begun to moderate. We are managing exposure by writing new business only in geographies for which rates are adequate, non-renewing unprofitable business in compliance with regulatory requirements, and maintaining our strict underwriting requirements. We have improved the geographic distribution of our business, which is becoming more rate adequate.
Overview of Financial Results
In the following section, we discuss our financial condition and results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
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
•Second quarter 2024 net income was $18.9 million or $0.61 per diluted share, compared to net income of $7.8 million or $0.30 per diluted share in the prior year quarter, primarily driven by an increase in net premiums earned, higher net investment income, and a reduction in realized losses, which is partly offset by higher operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which favorably impacted results during the second quarter of 2024.
•Gross premiums written of $424.5 million were up 7.1% from $396.6 million in the prior year quarter, reflecting a strategic and substantial organic increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business from rating actions and use of inflation guard, which ensures appropriate property values, partly offset by targeted exposure management.

•Gross premiums earned was $350.1 million, up 6.1% from $330.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months as described above.
•Net premiums earned was $190.3 million, up 7.6% from $176.8 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the current year quarter.
•Losses and loss adjustment expenses ("LAE") incurred was $105.9 million, down 0.7% from $106.6 million in the prior year quarter. The decrease primarily stems from lower weather losses mostly offset by adverse loss development and by higher attritional losses. Net weather losses for the current accident quarter were $19.7 million, a decrease of $14.1 million from $33.8 million in the prior year quarter. There were no catastrophe losses in the current or prior year quarter. Additionally, the net loss ratio was impacted by net unfavorable loss development of $8.7 million during the second quarter of 2024, compared to net favorable development of $2.7 million in the second quarter of 2023.
•Ceded premium ratio was 45.6%, down 0.8 points from 46.4% in the prior year quarter driven by growth in gross premiums earned which offset higher catastrophe excess of loss reinsurance costs.
•Net loss and LAE ratio was 55.7%, down 4.6 points from 60.3% in the prior year quarter, driven by growth in net premiums earned coupled with a small decline in net losses and LAE incurred as described above.
•Net expense ratio was 36.8%, up 2.0 points from 34.8% in the prior year quarter, primarily due to higher underwriting costs associated with the increase in gross premiums written and a reduction in ceding commission income as well as higher general and administrative costs which were partly offset by the increase in net premiums earned.
•Net combined ratio was 92.5% improved 2.6 points from 95.1% in the prior year quarter, driven by a lower net loss ratio which was partly offset by a higher net expense ratio as described above.
•The effective tax rate was 24.1% compared to 43.0% in the prior year quarter. The effective tax rate in second quarter 2023 was impacted by an increase of $2.5 million in the deferred tax valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$424,530	$396,559	$27,971	7.1%
Change in gross unearned premiums	(74,457)	(66,544)	(7,913)	11.9%
Gross premiums earned	350,073	330,015	20,058	6.1%
Ceded premiums	(159,757)	(153,211)	(6,546)	4.3%
Net premiums earned	190,316	176,804	13,512	7.6%
Net investment income	9,769	6,599	3,170	48.0%
Net realized gains (losses) and impairment	12	(1,568)	1,580	(100.8)%
Other revenue	3,474	3,478	(4)	(0.1)%
Total revenue	$203,571	$185,313	$18,258	9.9%
Total revenue
Total revenue was $203.6 million for the second quarter of 2024, up 9.9% from $185.3 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described below.

Gross premiums written
Gross premiums written were $424.5 million for the second quarter of 2024, up 7.1% from $396.6 million in the prior year quarter, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business from rating actions and use of inflation guard, which ensures appropriate property values, partly offset by intentional targeted exposure management resulting in strategic premium reductions of personal lines business in most of our larger states.
Premiums-in-force were $1.4 billion at June 30, 2024, representing a 6.1% increase from the prior year quarter, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 69,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products. Concurrently, TIV was down by 5.1% from the prior year quarter.
Gross premiums earned
Gross premiums earned were $350.1 million for the second quarter of 2024 up 6.1% from $330.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth of the commercial residential business.
Ceded premiums
Ceded premiums were $159.8 million for the second quarter of 2024, up 4.3% from $153.2 million in the prior year quarter. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program, which commences June 1 each year, partly offset by a lower cost for our net quota share reinsurance associated with cession and associated premium volume changes. Additionally, the second quarter of 2024 included a $10.0 million reinstatement premium related to Hurricane Ian which did not occur in the prior year quarter. To the extent the ultimate losses for Hurricane Ian grow, additional reinstatement premiums may be incurred depending upon the amount of additional reinsurance limit utilized.
Net premiums earned
Net premiums earned were $190.3 million for the second quarter of 2024, up 7.6% from $176.8 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned outpacing the increase in ceded premiums, as described above.
Net investment income
Net investment income, inclusive of realized investment gains (losses) and unrealized losses on equity securities, was $9.8 million for the second quarter of 2024, up from $5.0 million in the prior year quarter. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates. Additionally net investment income for the prior year quarter includes a $1.6 million impairment on other investments that did not recur in the current year quarter.
Other revenue
Other revenue was $3.5 million for the second quarter of 2024, relatively flat compared to the prior year quarter.

	For the Three Months Ended June 30,
(Unaudited)	2024	2023	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	105,928	106,646	(718)	(0.7)%
Policy acquisition costs	47,224	41,451	5,773	13.9%
General and administrative expenses	22,780	20,058	2,722	13.6%
Intangible asset impairment	—	767	(767)	(100.0)%
Total operating expenses	175,932	168,922	7,010	4.1%
Losses and loss adjustment expenses
Losses and loss adjustment expenses ("LAE") incurred were $105.9 million for the second quarter of 2024, down 0.7% from $106.6 million in the prior year quarter. The decrease primarily stems from lower weather losses compared to the prior year quarter, mostly offset by higher attritional losses and adverse development. Net current accident year weather losses were $19.7 million, down from $33.8 million in the prior year quarter. There were no catastrophe losses in the current or prior year quarter. Additionally, we experienced $8.7 million of net unfavorable prior year development compared to $2.7 million of net favorable prior year development in the prior year quarter.

Policy acquisition costs
Policy acquisition costs were $47.2 million for the second quarter of 2024, up 13.9% from $41.5 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program coupled with higher ceding commission associated with contracts in runoff in the prior year period which did not recur in the current year quarter.
General and administrative expenses
General and administrative expenses were $22.8 million for the second quarter of 2024, up 13.6% from $20.1 million in the prior year quarter. The increase was driven primarily by investments in technology, higher costs for liability insurance, and less ceding commission income as described above, for which a portion is allocated to general and administrative expenses.

	For the Three Months Ended June 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income	27,639	16,391	11,248	68.6%
Interest expense, net	2,780	2,740	40	1.5%
Income before income taxes	24,859	13,651	11,208	82.1%
Provision for income taxes	5,990	5,872	118	2.0%
Net income	$18,869	$7,779	$11,090	142.6%
Basic earnings per share	$0.62	$0.30	$0.32	106.7%
Diluted earnings per share	$0.61	$0.30	$0.31	103.3%
Net income
Net income for the second quarter of 2024 was $18.9 million or $0.61 per diluted share, an improvement from net income of $7.8 million or $0.30 per diluted share in the prior year quarter. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which favorably impacted results for the second quarter of 2024. These and other actions resulted in growth of 7.6% in net premiums earned and a 48.0% increase in investment income, and a 0.7% decrease in net losses and LAE, as described above. An increase of 13.9% in policy acquisition costs as well as a 13.6% increase in general and administrative costs partly offset higher total revenue compared to the prior year quarter. The current year quarter also benefited from a lower effective tax rate, as described below.
Provision for income taxes
The provision for income taxes was $6.0 million for the second quarter of 2024 compared to $5.9 million in the prior year quarter. The effective tax rate for second quarter 2024 was 24.1% compared to 43.0% in the prior year quarter. The effective tax rate in second quarter 2023 was impacted by an increase of $2.5 million in the deferred tax valuation allowance related to Osprey Re related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	For the Three Months Ended June 30,
(Unaudited)	2024	2023
Ceded premium ratio	45.6%	46.4%

Net loss and LAE ratio	55.7%	60.3%
Net expense ratio	36.8%	34.8%
Net combined ratio	92.5%	95.1%

Net combined ratio
The net combined ratio was 92.5% for the second quarter of 2024, down 2.6 points from 95.1% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio as described below, which was partly offset by a higher net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 45.6% for the second quarter of 2024, down 0.8 points from 46.4% in the prior year quarter, primarily driven by higher net premiums earned which outpaced the increase in ceded premiums as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 55.7% for the second quarter of 2024, 4.6 points lower than the prior year quarter of 60.3%, primarily driven by higher net premiums earned, and lower net losses and LAE as described above.
Net expense ratio
The net expense ratio was 36.8% for the second quarter of 2024, up 2.0 points from the prior year quarter amount of 34.8%. The increase was primarily driven by higher underwriting costs associated with the increase in gross premiums written and higher general and administrative costs as described above which were partly offset by the increase in net premiums earned.
Comparison of the Six Months Ended June 30, 2024 and 2023

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$781,214	$706,868	$74,346	10.5%
Change in gross unearned premiums	(89,752)	(59,831)	(29,921)	50.0%
Gross premiums earned	691,462	647,037	44,425	6.9%
Ceded premiums	(321,720)	(304,204)	(17,516)	5.8%
Net premiums earned	369,742	342,833	26,909	7.8%
Net investment income	18,320	12,181	6,139	50.4%
Net realized gains	11	330	(319)	(96.7)%
Other revenue	6,800	6,890	(90)	(1.3)%
Total revenue	$394,873	$362,234	$32,639	9.0%
Total revenue
Total revenue was $394.9 million for the six months ended June 30, 2024, up 9.0% compared to $362.2 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income as described below.
Gross premiums written
Gross premiums written were $781.2 million for the six months ended June 30, 2024, up 10.5% from $706.9 million in the prior year period, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout all lines of business, partly offset by intentional targeted exposure management described above.
Premiums-in-force were $1.4 billion at June 30, 2024, representing a 6.1% increase from the prior year period, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 69,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products. Concurrently, TIV was down by 5.1% from the prior year period.

Gross premiums earned
Gross premiums earned were $691.5 million for the six months ended June 30, 2024, up 6.9% from $647.0 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months driven by a higher average premium per policy, reflecting rate increases and the use of inflation guard, and organic growth of the commercial residential business.
Ceded premiums
Ceded premiums were $321.7 million for the six months ended June 30, 2024, up 5.8% from $304.2 million in the prior year period. The increase is attributable to an increase in the cost of our catastrophe excess of loss reinsurance program, which commences June 1 each year, driven by an increase in TIV and higher reinsurance costs, partly offset by a lower cost for our net quota share reinsurance associated with cession and associated premium volume changes. Additionally, the six months ended June 30, 2024 includes a $18.7 million reinstatement premium related to Hurricane Ian which did not occur in the prior year period. To the extent the ultimate losses for Hurricane Ian grow, additional reinstatement premiums may be incurred depending upon the amount of additional reinsurance limit utilized.
Net premiums earned
Net premiums earned were $369.7 million for the six months ended June 30, 2024, up 7.8% from $342.8 million in the prior year period. The increase primarily stems from growth in gross premiums earned, which outpaced the increase in ceded premiums earned, as described above.
Net investment income
Net investment income, inclusive of net realized and unrealized gains (losses) and impairments on equity securities, was $18.3 million for the six months ended June 30, 2024, up from $12.5 million in the prior year period. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates. Additionally, net investment income for the prior year period includes a $1.6 million impairment on other investments that did not recur in the current year period.

	For the Six Months Ended June 30,
(Unaudited)	2024	2023	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	207,963	204,098	3,865	1.9%
Policy acquisition costs	94,153	81,776	12,377	15.1%
General and administrative expenses	42,414	39,111	3,303	8.4%
Intangible asset impairment	—	767	(767)	(100.0)%
Total operating expenses	344,530	325,752	18,778	5.8%
Total operating expenses
Total operating expenses were $344.5 million for the six months ended June 30, 2024, up 5.8% from $325.8 million in the prior year period. As described below, we experienced higher losses and LAE, higher policy acquisition costs mostly driven by business volume, and higher general and administrative expenses mostly related to software and systems related costs.
Losses and loss adjustment expenses
Losses and LAE incurred were $208.0 million for the six months ended June 30, 2024, up 1.9% from $204.1 million in the prior year period. The increase primarily stems from adverse development, which was mostly offset by lower weather and attritional losses. Net current accident year weather losses were $38.1 million, down from $46.6 million in the prior year period. Catastrophe losses were $15.9 million, up from $5.0 million in the prior year period. Other weather losses totaled $22.2 million, a reduction from the prior year period amount of $41.6 million. We experienced $15.4 million of net unfavorable prior year development compared to $4.2 million of net favorable prior year development in the prior year period.
Policy acquisition costs
Policy acquisition costs were $94.2 million for the six months ended June 30, 2024, up 15.1% from $81.2 million in the prior year period. The increase is primarily attributable to growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program, coupled with higher ceding commission associated with contracts in runoff in the prior year period which did not recur.

General and administrative expenses
General and administrative expenses were $42.4 million for the six months ended June 30, 2024, up 8.4% from $39.1 million in the prior year period. The increase was driven largely by higher general and administrative costs related to investments in technology, higher costs for liability insurance, and less ceding commission income as described above for which a portion is allocated to general and administrative expenses.
Impairment of Named Intangibles
For the six months ended June 30, 2024, there were no impairments recorded. For the six months ended June 30, 2023, certain brand and customer relations with a net value of $0.8 million within the Company's restoration provider were impaired due to the discontinuation of providing restoration services to our policyholders.

	For the Six Months Ended June 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income	50,343	36,482	13,861	38.0%
Interest expense, net	5,610	5,621	(11)	(0.2)%
Income before income taxes	44,733	30,861	13,872	44.9%
Provision for income taxes	11,639	9,074	2,565	28.3%
Net income	$33,094	$21,787	$11,307	51.9%
Basic earnings per share	$1.08	$0.85	$0.23	27.1%
Diluted earnings per share	$1.08	$0.85	$0.23	27.1%
Net income
Net income for the six months ended June 30, 2024 was $33.1 million or $1.08 per diluted share, compared to net income of $21.8 million or $0.85 per diluted share in the prior year period. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken over the last several years, which favorably impacted results for the six months ended June 30, 2024. These and other actions resulted in growth of 7.8% in net premiums earned and a 50.4% increase in net investment income, as described above. An increase of 1.9% in net losses and LAE, a 15.1% increase in policy acquisition costs as well as an 8.4% increase in general and administrative costs partly offset higher total revenue compared to the prior year period. The current year period also benefited from a lower effective tax rate, as described below.
Provision for income taxes
The provision from income taxes was $11.6 million for the six months ended June 30, 2024 compared to $9.1 million in the prior year period. The effective tax rate was 26.0% for the six months ended June 30, 2024 compared to 29.4% for the prior year period. The effective tax rate for the six months ended June 30, 2023 was impacted by a $863,300 increase in the valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The impact of permanent tax differences on projected results of operations for the calendar year affects the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	For the Six Months Ended June 30,
(Unaudited)	2024	2023
Ceded premium ratio	46.5%	47.0%

Net loss and LAE ratio	56.2%	59.5%
Net expense ratio	36.9%	35.3%
Net combined ratio	93.1%	94.8%

Net combined ratio
The net combined ratio was 93.1% for the six months ended June 30, 2024, down 1.7 points from 94.8% in the prior year period. The decrease primarily stems from a lower net loss and LAE ratio, primarily driven by higher net premiums earned despite slightly higher losses incurred as described above, which was partly offset by a higher net expense ratio.
Ceded premium ratio
The ceded premium ratio was 46.5% for the six months ended June 30, 2024, down 0.5 points from 47.0% in the prior year period, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 56.2% for the six months ended June 30, 2024, down 3.3 points from 59.5% in the prior year period, primarily driven by higher net premiums earned which outpaced higher losses and LAE compared to the prior year period as described above.
Net expense ratio
The net expense ratio was 36.9% for the six months ended June 30, 2024, up 1.6 points from 35.3% in the prior year period, primarily driven by higher acquisition costs which includes lower ceding commission income.
Financial Condition – June 30, 2024 compared to December 31, 2023
Cash and Cash Equivalents
At June 30, 2024, cash and cash equivalents inclusive of restricted cash, increased by $18.6 million to $491.9 million from $473.3 million at December 31, 2023. The increase was primarily a result of net cash provided by operations.
Fixed Maturity Securities
At June 30, 2024, fixed income securities increased by $138.2 million to $698.9 million from $560.7 million at December 31, 2023. The increase was a result of investing in longer duration fixed income securities to lock in interest rates which includes investing in U.S. government securities which mature in less than one year for additional liquidity during hurricane season.
Reinsurance Recoverable on Paid and Unpaid Claims
At June 30, 2024, reinsurance recoverable on paid and unpaid claims increased by $54.5 million to $536.9 million from $482.4 million at December 31, 2023. The increase is primarily due to increasing our ultimate losses related to Hurricane Ian claims during 2024 which resulted in additional reinsurance recoverable on unpaid claims, which was partly offset by significant reinsurance recoveries received during 2024.
Prepaid Reinsurance Premiums
At June 30, 2024, prepaid reinsurance premiums increased by $211.0 million to $505.2 million from $294.2 million at December 31, 2023. The increase is driven by the June 1, 2024 inception of our catastrophe excess of loss reinsurance program which represents prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of these reinsurance agreements, which drove up prepaid reinsurance premiums at June 30, 2024.
Deferred Policy Acquisition Costs, net
At June 30, 2024, deferred policy acquisition costs increased by $11.9 million to $114.8 million from $102.8 million at December 31, 2023. The increase is driven by higher acquisition costs, which are deferred and amortized over the effective period of the related insurance policies, related to higher gross written premium. As gross written premiums and related acquisition costs rise, the deferred component of these costs also rises.
Unpaid Losses and Loss Adjustment Expenses
At June 30, 2024, unpaid losses and loss adjustment expenses decreased by $23.7 million to $822.3 million from $846.0 million at December 31, 2023. The decrease is primarily due to payment of claims, most significantly for Hurricanes Irma and Ian during the six months ended June 30, 2024, which was partly offset by losses and loss adjustment expenses incurred during the period. As described above, the ultimate loss for Hurricane Ian increased from the prior year end; however, these losses are subject to recovery from our catastrophe excess of loss reinsurance program.
Unearned Premiums
At June 30, 2024, unearned premiums increased by $89.7 million to $765.7 million from $675.9 million at December 31, 2023, driven by higher gross premiums written during the six months ended June 30, 2024. Premiums written are recorded as revenue on a daily pro rata basis over the contract period of the related in force policies. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability; accordingly, growth in gross written premium drove the increase in unearned premiums.
Reinsurance Payable
At June 30, 2024, reinsurance payable increased by $344.5 million to $504.2 million from $159.8 million at December 31, 2023. The increase is driven by the June 1, 2024 inception of our catastrophe excess of loss reinsurance program as described above.
Total Shareholders’ Equity
At June 30, 2024, total shareholders’ equity increased by $35.0 million to $255.3 million from $220.3 million at December 31, 2023. The increase is primarily due to net income for the six months ended June 30, 2024.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. At June 30, 2024, we had $491.9 million of cash and cash equivalents and $707.6 million in investments, compared to $473.3 million and $569.4 million, respectively, as of December 31, 2023. The increase in cash and cash equivalents relates primarily to timing of receipts of premiums and reinsurance recoveries, partly offset by timing of reinsurance premium and claim payments.
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
Cash Flows

	For the Six Months Ended June 30,
	2024	2023	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$156,538	$24,119	$132,419
Investing activities	(138,662)	(50,100)	(88,562)
Financing activities	671	(4,821)	5,492
Net increase (decrease) in cash and cash equivalents	$18,547	$(30,802)	$49,350
Operating Activities
Net cash provided by operating activities was $156.5 million for the six months ended June 30, 2024 compared to net cash provided by operating activities of $24.1 million for the comparable period in 2023. The increase in net cash from operating activities relates primarily to timing of cash flows associated with premium collection, claim and reinsurance payments as well as reinsurance reimbursements during the first six months of 2024 compared to the first six months of 2023. Premium collection for the first six months of 2024 exceeded premium collection for the first six months of 2023, driven largely by growth in gross premiums written.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $138.7 million as compared to net cash used in investing activities of $50.1 million for the comparable period in 2023. The change in net cash used in investing activities relates primarily to the timing of investment maturities and use of proceeds and availability of cash to invest in longer duration fixed income securities during the first six months of 2024 to lock in current interest rates as well as investing in U.S. government securities which mature in less than one year, for additional liquidity during hurricane season.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $671,000, as compared to net cash used in financing activities of $4.8 million for the comparable period in 2023. The change in net cash provided by financing activities relates primarily to the proceeds from a January 2024 loan in the amount of $5.5 million to an insurance company subsidiary from the FHLB-DM.
Credit Facilities
The Company is party to a Credit Agreement by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”),and the administrative and collateral agents and other parties thereto (as amended from time to time, the “Credit Agreement”).
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of June 30, 2024 and December 31, 2023, there was $74.9 million and $79.6 million, respectively, in aggregate principal outstanding under the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At June 30, 2024 and December 31, 2023, the outstanding balance under the Revolving Credit facility was $10.0 million. At June 30, 2024, the Company had no outstanding letters of credit issued from the Revolving Credit Facility.
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
The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2024, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 8.171% and 8.179% per annum, respectively.
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
The Company and the Guarantors are party to a Pledge and Security Agreement, (as amended from time to time the “Security Agreement”), in favor of a collateral agent. Pursuant to the Security Agreement, amounts borrowed under the Credit Facilities are secured on a first priority basis by a perfected security interest in substantially all of the present and future assets of the Company and each Guarantor (subject to certain exceptions), including all of the capital stock of the Company’s domestic subsidiaries, other than its regulated insurance subsidiaries.

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
Convertible Notes
On August 10, 2017, the Company and Heritage MGA, LLC (the “Notes Guarantor”) entered into a purchase agreement (the “Purchase Agreement”) with the initial purchaser party thereto (the “Initial Purchaser”), pursuant to which the Company agreed to issue and sell, and the Initial Purchaser agreed to purchase, $136.8 million aggregate principal amount of the Company’s 5.875% Convertible Senior Notes due 2037 (the “Convertible Notes”) in a private placement transaction pursuant to Rule 144A under the Securities Act, as amended (the “Securities Act”). The net proceeds from the offering of the Convertible Notes, after deducting discounts and commissions and estimated offering expenses payable by the Company, were approximately $120.5 million. The offering of the Convertible Notes was completed on August 16, 2017.
The Company issued the Convertible Notes under an Indenture (the “Convertible Note Indenture”), dated August 16, 2017, by and among the Company, as issuer, the Notes Guarantor, as guarantor, and the trustee party thereto (the “Trustee”).
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
As of June 30, 2024 and December 31, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. As of June 30, 2024, the common stock was valued at $1.5 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023.
In December 2018, an insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of June 30, 2024, the fair value of the collateralized securities was $8.0 million and the equity investment in FHLB common stock was $295,500.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 2.68 years and 2.55 years at June 30, 2024 and 2023, respectively, and 2.67 years at December 31, 2023. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at June 30, 2024.

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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2024.

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
Item 5. Other Information
Trading Arrangements
During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.
Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included in Exhibit 101)
*Filed herewith
**Furnished herewith
†Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 8, 2024	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 8, 2024	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)