Form 10-Q
period 2024-09-30
Heritage Insurance Holdings, Inc.
filed 2024-11-08
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
________________________________________________________
Form 10-Q
________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock outstanding on November 1, 2024 was 30,684,198.

HERITAGE INSURANCE HOLDINGS, INC.
Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1 Unaudited Financial Statements
Condensed Consolidated Balance Sheets: September 30, 2024 (unaudited) and December 31, 2023	2
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss): Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	3
Condensed Consolidated Statements of Stockholders’ Equity: Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4
Condensed Consolidated Statements of Cash Flows: Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 Quantitative and Qualitative Disclosures about Market Risk	43
Item 4 Controls and Procedures	44
PART II – OTHER INFORMATION
Item 1 Legal Proceedings	45
Item 1A Risk Factors	45
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 5 Other Information	45
Item 6 Exhibits	45
Signatures	46

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our strategic initiatives, including our controlled growth strategy and focus on rate adequacy and selective underwriting, and their impact on shareholder value; (iii) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (iv) management’s goals and objectives, including intentions to pursue certain business, including business in Florida, and the handling of certain claims; (v) our intention to leverage our existing sales and marketing teams; (vi) projections of financial items; (vii) the supply of catastrophe reinsurance and its costs; (viii) assumptions underlying statements regarding us and our business; (ix) claims and related expenses, and our reinsurers’ obligations; (x) pending legal proceedings and their effect on our financial position; (xi) future impact of prior strategic policy count reductions; (xii) the impact of legislative changes on our business; and (xiii) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2023 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share amounts)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $697,367 and $606,646)	$671,761	$560,682
Equity securities, at fair value, (cost $1,936 and $1,666)	1,936	1,666
Other investments, net	6,747	7,067
Total investments	680,444	569,415
Cash and cash equivalents	509,918	463,640
Restricted cash	10,980	9,699
Accrued investment income	5,230	4,068
Premiums receivable, net	86,570	89,490
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197	441,579	482,429
Prepaid reinsurance premiums	401,022	294,222
Income tax receivable	8,743	13,354
Deferred income tax assets, net	11,028	11,111
Deferred policy acquisition costs, net	109,441	102,884
Property and equipment, net	36,789	33,218
Right-of-use lease asset, finance	15,708	17,606
Right-of-use lease asset, operating	6,057	6,835
Intangibles, net	37,918	42,555
Other assets	12,961	12,674
Total Assets	$2,374,388	$2,153,200
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$775,468	$845,955
Unearned premiums	724,426	675,921
Reinsurance payable	344,486	159,823
Long-term debt, net	118,551	119,732
Advance premiums	27,936	23,900
Accrued compensation	7,312	9,461
Lease liability, finance	18,669	20,386
Lease liability, operating	7,192	8,076
Accounts payable and other liabilities	71,004	69,666
Total Liabilities	$2,095,044	$1,932,920

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 42,915,872 shares issued and 30,684,198 outstanding at September 30, 2024 and 42,450,612 shares issued and 30,218,938 outstanding at December 31, 2023	3	3
Additional paid-in capital	362,609	360,310
Accumulated other comprehensive loss, net of taxes	(19,731)	(35,250)
Treasury stock, at cost, 12,231,674 shares at each September 30, 2024 and December 31, 2023	(130,900)	(130,900)
Retained earnings	67,363	26,117
Total Stockholders' Equity	279,344	220,280
Total Liabilities and Stockholders' Equity	$2,374,388	$2,153,200
See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Gross premiums written	$312,986	$309,510	$1,094,200	$1,016,378
Change in gross unearned premiums	41,211	27,466	(48,542)	(32,366)
Gross premiums earned	354,197	336,976	1,045,658	984,012
Ceded premiums	(155,356)	(160,335)	(477,076)	(464,539)
Net premiums earned	198,841	176,641	568,582	519,473
Net investment income	9,801	6,867	28,121	19,048
Net realized gains (losses) and impairment	6	(379)	17	(49)
Other revenue	3,201	3,171	10,001	10,060
Total revenues	211,849	186,300	606,721	548,532
EXPENSES:
Losses and loss adjustment expenses	130,020	131,397	337,983	335,495
Policy acquisition costs, net of ceding commission income(1)	48,508	42,427	142,661	124,202
General and administrative expenses, net of ceding commission income(2)	21,572	21,911	63,985	61,022
Intangible asset impairment	—	—	—	767
Total expenses	200,100	195,735	544,629	521,486
Operating income (loss)	11,749	(9,435)	62,092	27,046
Interest expense, net	2,755	2,591	8,365	8,211
Income (loss) before income taxes	8,994	(12,026)	53,727	18,835
Provision (benefit) for income taxes	842	(4,602)	12,481	4,472
Net income (loss)	$8,152	$(7,424)	$41,246	$14,363
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on investments	19,711	(4,494)	20,353	4,664
Reclassification adjustment for net realized investment (gains) losses	(6)	379	(17)	390
Income tax (expense) benefit related to items of other comprehensive income	(4,666)	970	(4,816)	(1,188)
Total comprehensive income (loss)	$23,191	$(10,569)	$56,766	$18,229
Weighted average shares outstanding
Basic	30,684,198	26,698,806	30,570,204	25,941,422
Diluted	30,743,461	26,698,806	30,629,467	25,980,931
Earnings (loss) per share
Basic	$0.27	$(0.28)	$1.35	$0.55
Diluted	$0.27	$(0.28)	$1.35	$0.55
(1)Policy acquisition costs includes $8.9 million and $27.6 million of ceding commission income for the three and nine months ended September 30, 2024 and $11.9 million and $37.3 million of ceding commission income for the three and nine months ended September 30, 2023, respectively.
(2)General and administration includes $3.2 million and $9.3 million of ceding commission income for the three and nine months ended September 30, 2024 and $4.0 million and $12.3 million of ceding commission income for the three and nine months ended September 30, 2023, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Net income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935
Net unrealized change in investments, net of tax	—	—	—	—	—	696	696
Issuance of restricted stock	47,702	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	833	—	—	—	833
Net income	—	—	—	18,869	—	—	18,869
Balance at June 30, 2024	30,684,198	$3	$361,789	$59,211	$(130,900)	$(34,770)	$255,333
Net unrealized change in investments, net of tax	—	—	—	—	—	15,039	15,039
Stock-based compensation on restricted stock	—	—	820	—	—	—	820
Net income	—	—	—	8,152	—	—	8,152
Balance at September 30, 2024	30,684,198	$3	$362,609	$67,363	$(130,900)	$(19,731)	$279,344

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	9,290	9,290
Shares tendered for income taxes withholding	(4,200)	—	(8)	—	—	—	(8)
Restricted stock vested	25,000	—	—	—	—	—	—
Forfeiture on restricted stock	(1,482)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	395	—	—	—	395
Net income	—	—	—	14,008	—	—	14,008
Balance at March 31, 2023	25,558,751	$3	$335,098	$(5,182)	$(130,900)	$(44,295)	$154,724
Net unrealized change in investments, net of tax	—	—	—	—	—	(2,279)	(2,279)
Issuance of restricted stock	63,744	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	403	—	—	—	403
Net income	—	—	—	7,779	—	—	7,779
Balance at June 30, 2023	25,622,495	$3	$335,501	$2,597	$(130,900)	$(46,574)	$160,627
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,145)	(3,145)
Issuance of restricted stock	1,223,111	—	—	—	—	—	—
Forfeiture on restricted stock	(49,020)	—	(13)	—	—	—	(13)
Stock-based compensation on restricted stock	—	—	1,341	—	—	—	1,341
Net loss	—	—	—	(7,424)	—	—	(7,424)
Balance at September 30, 2023	26,796,586	3	336,829	(4,827)	(130,900)	(49,719)	151,386

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$41,246	$14,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,248	2,126
Bond amortization and accretion	(2,500)	(2,484)
Amortization of original issuance discount on debt	642	362
Named intangible asset impairment	—	767
Depreciation and amortization	6,733	6,463
Allowance for (recovery) bad debt	(687)	52
Expected credit allowance on reinsurance	—	152
Net realized (gains) losses	(17)	49
Deferred income taxes, net	(4,734)	(439)
Changes in operating assets and liabilities:
Accrued investment income	(1,162)	92
Premiums receivable, net	3,607	12,441
Prepaid reinsurance premiums	(106,800)	(96,707)
Reinsurance recoverable on paid and unpaid claims	40,850	77,472
Income taxes receivable	4,611	(2,754)
Deferred policy acquisition costs, net	(6,557)	(4,481)
Right of use leased asset	2,676	2,087
Other assets	(287)	(1,551)
Unpaid losses and loss adjustment expenses	(70,487)	(160,486)
Unearned premiums	48,505	32,231
Reinsurance payable	184,663	82,860
Accrued interest	(529)	(441)
Accrued compensation	(2,149)	2,017
Advance premiums	4,036	7,190
Operating lease liabilities	(2,601)	(1,905)
Other liabilities	1,866	1,182
Net cash provided by (used in) operating activities	143,173	(29,342)
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and pay downs	99,881	241,983
Fixed maturity securities purchases	(188,105)	(250,783)
Equity securities reinvestment of dividends	(270)	(226)
Sale on other investment and return on capital	319	5,080
Cost of property and equipment acquired	(5,667)	(8,445)
Net cash used in investing activities	(93,842)	(12,391)
FINANCING ACTIVITIES
Repayment of term note	(7,125)	(7,125)
Mortgage loan payments	(198)	(114)
Proceeds from loan agreement	5,500	—
Additional costs associated with public offering	(3)	—
Tax withholding on share-based compensation awards	—	(8)
Dividends forfeited (paid)	54	(11)
Net cash used in financing activities	(1,772)	(7,258)
Increase (decrease) in cash, cash equivalents, and restricted cash	47,559	(48,991)
Cash, cash equivalents and restricted cash, beginning of period	473,339	287,572
Cash, cash equivalents and restricted cash, end of period	$520,898	$238,581
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$12,696	$7,664
Interest paid	$7,224	$6,803

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents	$509,918	$463,640
Restricted cash	10,980	9,699
Total	$520,898	$473,339
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
NOTE 2. INVESTMENTS
Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

September 30, 2024	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$87,973	$1,559	$574	$88,958
States, municipalities and political subdivisions	333,004	915	21,221	312,698
Corporate bonds	249,627	3,567	7,636	245,558
Mortgage-backed securities (1)	17,986	—	2,136	15,850
Asset-backed securities	2,772	—	90	2,682
Other	6,005	10	—	6,015
Total	$697,367	$6,051	$31,657	$671,761
(1)Includes securities at September 30, 2024 with a carrying amount of $24.4 million and $7.1 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018 and 2024. The

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
Net Realized Gains (Losses) and Impairment
The following tables present net realized gains (losses) on the Company’s debt securities available-for-sale for the three and nine months ended September 30, 2024 and 2023, respectively:

	2024		2023
Three Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale

	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$2	$1,498
Total realized losses	(3)	153	(381)	40,705
Net realized losses	$(3)	$153	$(379)	$42,203

	2024		2023
Nine Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale

	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$7	$2,744	$1	$1,900
Total realized losses	(5)	343	(391)	41,137
Net realized gains (losses)	$2	$3,087	$(390)	$43,037

The following table presents the reconciliation of net realized (losses) gains and impairment of the Company’s investments reported for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Gross realized gains on sales of available-for-sale securities	$—	$2	$7	$1
Recovery (impairment) on other investments	4	—	4	(1,559)
Realized losses on sales of available-for-sale securities	(3)	(381)	(5)	(391)
Gross realized gains on sale of other investments	5	—	11	1,900
Net realized gains (losses) and impairments	$6	$(379)	$17	$(49)
The table below summarizes the Company’s debt securities at September 30, 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At September 30, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total

Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$83,803	12.0%	$82,878	12.3%
Due after one year through five years	386,655	55.4%	375,797	56.0%
Due after five years through ten years	190,756	27.4%	179,300	26.7%
Due after ten years	36,153	5.2%	33,786	5.0%
Total	$697,367	100.0%	$671,761	100.0%
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Debt securities	$4,935	$4,685	$15,992	$12,723
Equity securities	778	79	1,435	170
Cash and cash equivalents	4,677	1,746	12,490	6,195
Other investments	182	687	506	1,525
Net investment income	10,572	7,197	30,423	20,613
Less: Investment expenses	771	330	2,302	1,565
Net investment income, less investment expenses	$9,801	$6,867	$28,121	$19,048
The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2024 and December 31, 2023, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
September 30, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	1	$—	$996	20	$574	$20,063
States, municipalities and political subdivisions	10	101	12,522	357	21,120	266,014
Corporate bonds	1	—	747	170	7,636	115,504
Mortgage-backed securities	4	—	1	120	2,136	15,849
Asset-backed securities	—	—	—	34	90	2,682
Other	—	—	—	—	—	—
Total fixed maturity securities	16	$101	$14,266	701	$31,556	$420,112

	Less Than Twelve Months			Twelve Months or More
December 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$14	$2,962	32	$1,281	$42,305
States, municipalities and political subdivisions	5	$21	$3,875	382	$30,997	$274,876
Corporate bonds	10	$24	$6,398	188	$11,834	$128,771
Mortgage-backed securities	10	$—	$7	138	$2,769	$19,810
Asset-backed securities	—	$—	$—	24	$20	$373
Other	—	$—	$—	—	$—	$—
Total fixed maturity securities	28	$59	$13,242	764	$46,901	$466,135
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
No credit loss allowance was recorded as of September 30, 2024 or for the year ended December 31, 2023.
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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at September 30, 2024 and December 31, 2023, respectively (in thousands):

	As of September 30, 2024		As of December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$1,679	$1,679	$1,819	$1,819
Investments in non-consolidated VIEs - Measurement alternative	5,068	5,068	5,248	5,248
Total non-consolidated VIEs	$6,747	$6,747	$7,067	$7,067
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
The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At September 30, 2024 and December 31, 2023, there were no transfers in or out of Level 1, 2, and 3.
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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets	(In thousands)
Cash and cash equivalents	$509,918	$509,918	$—	$—
Restricted cash	$10,980	$10,980	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$88,958	$—	$88,958	$—
States, municipalities and political subdivisions	312,698	—	312,698	—
Corporate bonds	245,558	—	245,558	—
Mortgage-backed securities	15,850	—	15,850	—
Asset-backed securities	2,682	—	2,682	—
Other	6,015	—	6,015	—
Total debt securities	$671,761	$—	$671,761	$—
Equity Securities
Common stock	$1,936	$1,936	$—	$—
Total debt securities and equity securities	$673,697	$1,936	$671,761	$—

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets	(In thousands)
Cash and cash equivalents	$463,640	$463,640	$—	$—
Restricted cash	$9,699	$9,699	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$80,662	$—	$80,662	$—
States, municipalities and political subdivisions	288,982	—	288,982	—
Corporate bonds	166,830	—	166,830	—
Mortgage-backed securities	19,926	—	19,926	—
Asset-backed securities	227	—	227	—
Other	4,055	—	4,055	—
Total debt securities	$560,682	$—	$560,682	$—
Equity Securities
Common stock	$1,666	$1,666	$—	$—
Total debt securities and equity securities	$562,348	$1,666	$560,682	$—
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
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the nine months ended September 30, 2024, there were no assets or liabilities that were measured at fair value on a non-recurring basis.
Certain of the Company’s investments are measured in accordance with GAAP for the type of investment, using methodologies other than fair value.
NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize other comprehensive income (loss) and disclose the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax

	(In thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$19,711	$(4,667)	$15,044	$(4,494)	$1,059	$(3,435)
Reclassification adjustment of realized (gains) losses included in net income	(6)	1	(5)	379	(89)	290
Effect on other comprehensive income (loss)	$19,705	$(4,666)	$15,039	$(4,115)	$970	$(3,145)

	For the Nine Months Ended September 30,
	2024			2023
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax

	(In thousands)
Other comprehensive income
Change in unrealized gains (losses) on investments, net	$20,353	$(4,820)	$15,533	$4,664	$(1,097)	$3,567
Reclassification adjustment of realized losses included in net income	(17)	4	(13)	390	(92)	298
Effect on other comprehensive income	$20,336	$(4,816)	$15,520	$5,054	$(1,188)	$3,866
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

Components of the Company’s lease costs were as follows (in thousands):

	For The Nine Months Ended September 30,
	2024	2023
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,210	$1,183
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,898	1,921
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	603	671
Total finance lease cost	$2,501	$2,592
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,104	$1,175
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$55	$113
Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	September 30, 2024	December 31, 2023
Right of use assets	$6,057	$6,835
Lease liability	$7,192	$8,076
Finance Leases
Right of use assets	$15,708	$17,606
Lease liability	$18,669	$20,386
Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	September 30, 2024		December 31, 2023
Operating lease	4.86	yrs.	5.57	yrs.
Finance lease	6.43	yrs.	7.16	yrs.
Weighted-average discount rate
Operating lease	5.44	%	5.17	%
Finance lease	4.14	%	4.15	%
Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2024 remaining	$788	$441
2025	3,173	1,654
2026	3,216	1,636
2027	3,190	1,599
2028	3,270	1,633
2029 and thereafter	7,651	1,213
Total lease payments	21,288	8,176
Less: imputed interest	(2,619)	(984)
Present value of lease liabilities	$18,669	$7,192
Supplemental cash flow information related to the Company's operating and financing leases were as follows (in thousands):

Operating Leases	September 30, 2024	September 30, 2023
Lease liability payments	$1,709	$1,707
Finance Leases
Lease liability payments	$601	$651
Total lease liability payments	$2,310	$2,358
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	—	14,450
Computer hardware and software	30,810	10,717
Office furniture and equipment	1,484	1,484
Tenant and leasehold improvements	10,900	10,876
Vehicle fleet	515	515
Total, at cost	55,890	50,223
Less: accumulated depreciation and amortization	(19,101)	(17,005)
Property and equipment, net	$36,789	$33,218
The Company placed in service in aggregate $17.0 million for internal-use software development for a new policy, billing and claims system in September 2024 and $2.0 million as of September 30, 2023. The Company anticipates additional development costs will be incurred through spring of 2025, which will be capitalized as incurred. The Company will amortize the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.
Depreciation and amortization expense for property and equipment was approximately $696,000 and $653,000 for the three months ended September 30, 2024 and 2023, respectively. Depreciation and amortization expense for property and equipment were approximately $2.1 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $9.6 million with accumulated depreciation of approximately $2.7 million at September 30, 2024.
NOTE 7. INTANGIBLE ASSETS
At September 30, 2024 and December 31, 2023, intangible assets, net were $37.9 million and $42.6 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible. Impairment testing is required when events occur that indicate an asset may not be recoverable, such as a triggering event. Management reviews other intangible assets for impairment annually during the fourth quarter, or more frequently should events or changes in circumstances indicate that the Company's other intangible assets might be impaired.
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
There was no impairment of the intangible assets with definite lives for the three and nine months ended September 30, 2024.
Amortization expense of the Company’s intangible assets for the three and nine months ended September 30, 2024 was $1.5 million and $4.6 million, respectively and for the three and nine months ended September 30, 2023 was $1.6 million and $4.8 million, respectively.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2024 - remaining	$1,545
2025	6,183
2026	6,034
2027	5,836
2028	3,914
Thereafter	13,091
Total	$36,603
NOTE 8. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and Diluted
Net income (loss) available to common shareholders — basic and diluted	$8,152	$(7,424)	$41,246	$14,363
Common Shares
Basic
Weighted average shares outstanding	30,684,198	26,698,806	30,570,204	25,941,422
Diluted
Weighted average shares outstanding	30,684,198	26,698,806	30,570,204	25,941,422
5.875% Convertible Notes	59,263	—	59,263	39,509
Total	30,743,461	26,698,806	30,629,467	25,980,931
Net income (loss) per common share
Basic	$0.27	$(0.28)	$1.35	$0.55
Diluted	$0.27	$(0.28)	$1.35	$0.55
NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION
The Company defers reinsurance ceding commission income, which is amortized over the effective period of the related insurance policies. For the three months ended September 30, 2024 and 2023, the Company allocated ceding commission income of $8.9 million and $11.9 million, respectively, to policy acquisition costs and $3.2 million and $4.0 million, respectively, to general and administrative expense. For the nine months ended September 30, 2024 and 2023, the Company allocated ceding commission income of $27.6 million and $37.3 million, respectively, to policy acquisition costs and $9.3 million and $12.3 million, respectively, to general and administrative expense.
The table below depicts the activity regarding deferred reinsurance ceding commission, included in accounts payable and other liabilities during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Beginning balance of deferred ceding commission income	$33,602	$37,990	$33,627	$42,758
Ceding commission deferred	14,857	13,957	39,697	42,866
Less: ceding commission earned	(12,023)	(15,914)	(36,888)	(49,591)
Ending balance of deferred ceding commission income	$36,436	$36,033	$36,436	$36,033

NOTE 10. DEFERRED POLICY ACQUISITION COSTS
The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies.
The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Beginning Balance	$114,818	$106,736	$102,884	$99,617
Policy acquisition costs deferred	57,371	42,427	170,256	149,536
Amortization	(62,748)	(45,064)	(163,699)	(145,054)
Ending Balance	$109,441	$104,099	$109,441	$104,099
NOTE 11. INCOME TAXES
For the three months ended September 30, 2024 and 2023, the Company recorded an income tax provision of $0.8 million and a tax benefit of $(4.6) million, respectively, which corresponds to effective tax rates of 9.4% and 38.3%, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded income tax provisions of $12.5 million and $4.5 million, respectively, which corresponds to effective tax rates of 23.2% and 23.7%, respectively. The effective tax rate for the current year quarter was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income from a previous year's income tax refund, which lowered income tax expense for the quarter. The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying consolidated Statements of Operations. The effective tax rate for the prior year quarter was impacted by an decrease of $7.2 million in the deferred tax valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The decrease in the valuation allowance in the prior year quarter caused the income tax benefit for the prior year quarter to be higher than the statutory rate. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

The table below summarizes the significant components of the Company’s net deferred tax assets:

	September 30, 2024	December 31, 2023

Deferred tax assets:	(In thousands)
Unearned premiums	$22,653	$18,507
Unearned commission	8,629	7,964
Net operating loss	1	436
Tax-related discount on loss reserve	5,159	5,162
Stock-based compensation	804	331
Accrued expenses	1,279	1,677
Leases	936	940
Unrealized losses	6,839	11,655
Property and equipment	700	—
Other	278	473
Total deferred tax assets	47,278	47,145
Deferred tax liabilities:
Deferred acquisition costs	$25,919	$24,366
Prepaid expenses	189	189
Property and equipment	—	359
Note discount	33	152
Basis in purchased investments	7	8
Basis in purchased intangibles	8,323	9,327
Other	1,779	1,633
Total deferred tax liabilities	36,250	36,034
Net deferred tax asset:	$11,028	$11,111
The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2020 through 2023. There are currently no tax years under examination.
At September 30, 2024 and December 31, 2023, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.
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
General Excess of Loss
The Company’s general excess of loss reinsurance protects business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2023 through June 30, 2024, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 67.5% placed. For the contract period of July 1, 2024 through June 30, 2025, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed.
For a detailed discussion of the Company’s 2023-2024 Reinsurance Program refer to Part I, “Business”, Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2023 Form 10-K.
Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)		(In thousands)
Premium written:
Direct	$312,986	$309,510	$1,094,200	$1,016,378
Ceded	(51,198)	(54,850)	(583,876)	(561,283)
Net	$261,788	$254,660	$510,324	$455,095
Premiums earned:
Direct	$354,197	$336,976	$1,045,658	$984,012
Ceded	(155,356)	(160,335)	(477,076)	(464,539)
Net	$198,841	$176,641	$568,582	$519,473
Loss and Loss Adjustment Expenses
Direct	$129,112	$450,524	$631,436	$757,560
Ceded	908	(319,127)	(293,453)	(422,065)
Net	$130,020	$131,397	$337,983	$335,495
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
During the quarter, ultimate losses for Hurricane Ian were revised downward, which resulted in a reduction to direct incurred losses and loss adjustment expenses as well as a reduction to ceded losses and loss adjustment expenses, resulting in no change to loss reserves on a net basis.

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(In thousands)
Balance, beginning of period	$822,271	$817,859	$845,955	$1,131,807
Less: reinsurance recoverable on unpaid losses	468,137	442,289	421,798	759,681
Net balance, beginning of period	354,134	375,570	424,157	372,126
Incurred related to:
Current year	123,737	130,604	316,350	338,890
Prior years	6,283	793	21,633	(3,395)
Total incurred	130,020	131,397	337,983	335,495
Paid related to:
Current year	57,464	76,524	138,847	160,468
Prior years	41,508	(18,512)	238,111	98,198
Total paid	98,972	58,012	376,958	258,666
Net balance, end of period	385,182	448,955	385,182	448,955
Plus: reinsurance recoverable on unpaid losses	390,286	522,366	390,286	522,366
Balance, end of period	$775,468	$971,321	$775,468	$971,321
The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of September 30, 2024, the Company reported $385.2 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $269.4 million attributable to IBNR net of reinsurance recoverable, or 69.9% of net reserves for unpaid losses and loss adjustment expenses. For the three months ended September 30, 2024, the Company experienced $6.3 million of net unfavorable prior year loss development compared to $0.8 million of net unfavorable prior year loss development for the three months ended September 30, 2023. For the nine months ended September 30, 2024, the Company experienced $21.6 million of net unfavorable prior year loss development compared to $3.4 million of net favorable prior year loss development for the nine months ended September 30, 2023. The unfavorable development is largely associated with adverse development on Hurricane Irma claims, for which the losses are fully retained.
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
As of December 31, 2023 and at September 30, 2024, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the nine-months ended September 30, 2024 and 2023, the Company made interest payments, net of affiliated Convertible Notes, of approximately $50,230 and $52,000, on the outstanding Convertible Notes, respectively.
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2023 and September 30, 2024, there was $79.6 million and $72.5 million, respectively in aggregate principal outstanding under the Term Loan Facility and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.
For the nine months ended September 30, 2024, the Company made principal and interest payments of approximately $7.1 million and $4.9 million, respectively, on the Term Loan Facility and for the comparable period of 2023, the Company made principal and interest payments of $7.1 million and $5.2 million, respectively, on the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, the Company had $10.0 million in borrowings under the Revolving Credit Facility. At September 30, 2024 and 2023, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the nine months ended September 30, 2023, the Company made interest payments in aggregate of approximately $543,400 on the Revolving Credit Facility and $538,470 relating to letters of credit and unused availability commitment fees. For the nine months ended September 30, 2024, the Company made interest payments in aggregate of approximately $626,832 on the Revolving Credit Facility and $100,480 relating to unused availability commitment fees.
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
At September 30, 2024, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 8.192% and 8.102%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.
Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For the nine months ended September 30, 2024 and 2023, the Company made principal and interest payments $913,561 of $701,455 on the mortgage loan, respectively.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB common stock and certain other investments to be pledged as collateral. As of September 30, 2024, the fair value of the collateralized securities was $24.4 million and the equity investment in FHLB common stock was $1.5 million. For the nine months ended September 30, 2024, and 2023, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $801,850 and $478,840, respectively.
As of September 30, 2024 and at December 31, 2023, the Company also holds other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, an insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of September 30, 2024, the fair value of the collateralized securities was $7.1 million and the equity investment in FHLB common stock was $295,500.
For the three and nine months ended September 30, 2024, the Company made monthly interest payments as per the terms of the loan agreement of approximately $53,026, and $170,129, respectively.
The following table summarizes the Company’s long-term debt and credit facilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

	(In thousands)
Convertible debt	$885	$885
Mortgage loan	10,821	11,019
Term loan facility	72,500	79,625
Revolving credit facility	10,000	10,000
FHLB loan agreements	24,700	19,200
Total principal amount	$118,906	$120,729
Deferred finance costs	$355	$997
Total long-term debt	$118,551	$119,732
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
The schedule of principal payments on long-term debt as of September 30, 2024 is as follows:

Year	Amount
(In thousands)
2024 remaining	$2,532
2025	29,074
2026	71,018
2027	9,897
2028	—
Thereafter	6,385
Total	$118,906
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities consist of the following:

Description	September 30, 2024	December 31, 2023

	(In thousands)
Deferred ceding commission	$36,436	$33,627
Accounts payable and other payables	13,400	16,185
Taxes, licenses and fees	4,445	—
Accrued interest and issuance costs	206	325
Other liabilities	213	329
Premium tax	543	1,486
Commission payables	15,761	17,714
Total other liabilities	$71,004	$69,666
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
The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $258.7 million at September 30, 2024 and $259.6 million at December 31, 2023. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At September 30, 2024, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.
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
NOTE 18. RELATED PARTY TRANSACTIONS
From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2024 and 2023.
•In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended September 30, 2024 and 2023, the Company paid agency commission to Comegys of $35,921 and $35,537, respectively. For the nine months ended September 30, 2024 and 2023, the Company paid agency commission to Comegys of $116,009 and $105,438, respectively.
NOTE 19. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended September 30, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $378,300 and $294,425, respectively. For the nine months ended September 30, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $1.2 million and $1.0 million, respectively.
The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended September 30, 2024 and 2023, the Company incurred medical premium costs including healthcare premiums of $1.2 million and $924,000, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred medical premium costs including healthcare premiums of $3.9 million and $3.9 million, respectively.
NOTE 20. EQUITY
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2024, the Company had 30,684,198 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,549,775 unvested restricted common stock, reflecting additional paid-in capital of $362.6 million as of such date.
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
On March 11, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the Prior Share Repurchase Plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "New Share Repurchase Plan"). There were no shares repurchased for the nine months ended September 30, 2024. At September 30, 2024, the Company has the capacity under the New Share Repurchase Plan to repurchase $10.0 million of its common stock until December 31, 2024.
Dividends
The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.
The Board of Directors elected not to declare any dividends during the nine months ended September 30, 2024 or for the nine months ended September 30, 2023.

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
At September 30, 2024, there were in aggregate 854,857 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.
In June 2024, the Company awarded to non-employee directors in aggregate 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The awards shall vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.
In March 2024, the Company awarded 8,390 shares of time-based restricted stock, with a fair value at the time of grant of $7.15 per share under the 2023 Plan to certain employees. The time-based restricted stock shall fully vest on December 15, 2024.
On February 26, 2024, the Company awarded 163,640 shares of time-based restricted stock and 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share under the 2023 Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 30, 2027. The number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition, as these shares were issued at the target amount.
On July 11, 2023, the Company awarded 351,716 shares of time-based restricted stock and 857,843 shares of performance-based restricted stock, with a fair value at the time of grant of $4.08 per share under the 2023 Plan to certain employees. The time-based restricted stock shall vest annually in three equal installments commencing on December 15, 2023. The performance based restricted stock has a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025 and will vest following the end of the performance period but no later than March 30, 2026. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition, as these shares were issued at the maximum amount.
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
Restricted stock activity for the nine months ended September 30, 2024 is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested, at December 31, 2023	1,161,811	$4.25
Granted - Performance-based restricted stock	253,918	7.02
Granted - Time-based restricted stock	211,342	7.23
Vested	(77,296)	4.14
Canceled and surrendered	—	—
Non-vested, at September 30, 2024	1,549,775	$6.07
Awards are being amortized to expense over the one to three-year vesting periods. For the three months ended September 30, 2024 and 2023 the Company recognized $820,000 and $1.3 million of stock compensation expense, respectively. The Company recognized $2.2 million and $2.1 million of stock compensation expense for the nine months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024 and 2023, no shares of restricted stock were vested and released. For the nine month periods ending September 30, 2024, 77,296 shares of restricted stock previously granted to non-employee directors were vested and released. For the nine months ended

September 30, 2023, 107,754 shares of restricted stock previously granted to employees and non-employee directors were vested and released. Of the shares released to employees, 4,200 shares were withheld by the Company to cover withholding taxes of $7,560, and there were also 50,502 shares forfeited upon employment terminations.
At September 30, 2024, there was approximately $1.6 million unrecognized expense related to time-based non-vested restricted stock and an additional $2.8 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. At September 30, 2023, there was approximately $5.5 million of unrecognized expense.
Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2024 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
March 16, 2022	37,947	6.72	0.6
July 11, 2023	1,046,568	4.08	1.3
February 26, 2024	417,558	7.02	2.5
March 11, 2024	8,390	7.15	0.6
June 6, 2024	39,312	8.14	1
Total	1,549,775
NOTE 22. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2024, other than events described below.
Hurricane Milton made landfall in the State of Florida on October 9, 2024 and affected multiple states in the southeastern United States. The Company expects gross losses from hurricane Milton to possibly reach the third layer of its reinsurance tower, which starts at $450 million and reaches up to $914 million. Estimated retained losses for Hurricane Milton are approximately $57 million.

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
Recent Developments
Economic and Market Factors
We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures or after catastrophic weather events generating significant property losses, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout the states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and TIV, causing both to rise. Rising reinsurance costs may be mitigated through exposure management as well as recouping the cost of reinsurance in future rate filings.

Supplemental Information
The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of September 30, 2024 and comparing those metrics to September 30, 2023. One of our strategies had been to reduce personal lines exposure in Florida, given historical abusive claims practices which drove up loss costs. Consequently, our policy count for Florida personal lines policies has intentionally declined over the last several years. The actions of the Florida legislature aimed at curtailing assignment of benefits and litigated claims abuse is having a positive impact on loss cost trends. As such, we anticipate writing more organic business in Florida. Coupled with more adequate rates, we expect to pursue a strategy of controlled growth as described below.

Policies-in-force:	Q3 2024	Q3 2023	% Change
Florida	135,867	158,914	(14.5)%
Other States	265,224	308,683	(14.1)%
Total	401,091	467,597	(14.2)%

Premiums-in-force:
Florida	722,201,723	681,067,580	6.0%
Other States	704,779,216	665,351,760	5.9%
Total	1,426,980,939	1,346,419,340	6.0%

Total Insured Value:
Florida	103,248,922,251	104,654,005,306	(1.3)%
Other States	270,322,492,468	290,916,611,744	(7.1)%
Total	373,571,414,719	395,570,617,050	(5.6)%

Florida policies-in-force declined from the prior year quarter by 14.5% while premiums-in-force increased by 6.0%, and TIV was down by 1.3% when compared to the prior year quarter. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential business which generates a higher average premium and rate increases and use of inflation guard throughout the book of business, partly offset by a premium reduction associated with fewer Florida personal lines policies. The Florida TIV declined with the reduction in personal lines policies partly offset by the strategic growth of our commercial residential portfolio, as well as use of inflation guard across the book of business. Compared to the quarter ended September 30, 2023, the policy count for markets outside of Florida decreased 14.1% due to underwriting actions and intentional targeted exposure management, resulting in a TIV decrease of 7.1% while premiums-in-force increased by 5.9% due to rating actions.
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
•Gross premiums earned increased 5.1% over the prior year quarter, driven primarily by rate actions as well as modest organic growth in commercial residential business, while net income grew by 209.8%.
•Premiums-in-force of $1.4 billion are up 6.0% from the prior year quarter, driven primarily by rate increases throughout the book of business and modest growth of the commercial residential business.
•Continued focus on enhancing underwriting criteria including assessment of agent and agency performance has benefited the attritional loss ratio.
Allocate capital to products and geographies that maximize long-term returns.
•We selectively increased the commercial residential premium in force by 23.6% compared to the third quarter of 2023, while the total insured value (“TIV”) only increased by 9.5%. The commercial residential business, which tends to have a significantly lower attritional loss ratio, generates materially higher premiums.
•As part of our targeted exposure management strategy, we continue to grow our policy count in products and geographies which are profitable and reduce our policy count in unprofitable and over concentrated areas. As a result of the positive impacts of Florida insurance reform aimed at curtailing claims abuse, we expect to increase the amount of new admitted business written in Florida.
•In-Force premium grew $24.8 million or 116.4% year over year for our Excess & Surplus (“E&S”) business, where we can more nimbly adjust rates, coverage, and business volume. Our E&S business is written in California, Florida, and South Carolina. We will continue to evaluate other states and products for E&S and as we proceed with our controlled growth strategy.
•Our disciplined underwriting approach resulted in a policy count reduction of just over 66,000 or 14.2% throughout our footprint from third quarter 2023, while premium in force increased by $80.6 million or 6.0%.
•Given improved rate adequacy across our footprint, we began organically writing more new admitted policies in Florida and the Northeast compared to the second quarter of 2024 as well as the prior year period as we pursue a controlled growth strategy designed to accelerate revenue growth.
•Expect to leverage our existing sales and marketing teams that are in place in both Florida and the Northeast.
Maintain a balanced and diversified portfolio.
•Selective diversification of the portfolio by product and state, which can change based on market conditions, serves to reduce performance volatility.
•No state represents over 27.6% of the Company’s TIV.

Trends
Inflation, Underwriting and Pricing
We continue to address rising reinsurance and loss costs in the property insurance sector throughout much of the United States by taking rate actions, maintaining strong underwriting criteria, and continuous monitoring of exposure on a granular level. Our rates reflect the use of inflation guard factors to ensure that rising costs to repair properties are reflected in our rates. These factors resulted in an increase in the average premium per policy of 23.6% for the quarter ended September 30, 2024 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation in premiums as described above, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2023 and during the first two quarters of 2024, with the policy count growing slightly during the third quarter and expected to level out going forward. This line of business generates a significantly higher average premium per policy because the average exposure per policy is higher. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steady in the range of 90% despite the rate increases we have implemented, in large part due to a hard property insurance market in many of the regions in which we operate. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on meticulous underwriting, managing exposure and achieving rate adequacy throughout our book of business.
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business and the cost of reinsurance continues to rise. Our Florida personal lines market had experienced claim costs driven up by litigated claims, which substantially increased loss costs and drove up rates for the insurance buying public. In addition, during 2022 and 2023, catastrophe excess of loss reinsurance markets tightened with higher pricing and less supply. Our response to this phenomenon was to raise rates and reduce exposure. We continue to experience positive results from legislative changes that have been made in Florida over the last several years, which we believe is making progress toward reducing losses from abusive claim reporting practices and stabilizing the Florida property insurance market. Given improved rate adequacy throughout our book of business and more stabilized reinsurance pricing and availability, we expect to pursue a strategy of controlled growth anchored by continued risk management and stringent underwriting. In force premium for our E&S business, where we can more nimbly adjust rates and coverage as well as adjust product offerings to meet market conditions, continues to grow.
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
Overview of Financial Results
In the following section, we discuss our financial condition and results of operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
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
•Third quarter 2024 net income was $8.2 million or $0.27 per diluted share, compared to a net loss of ($7.4) million or ($0.28) per diluted share in the prior year quarter, primarily driven by an increase in net premiums earned, higher net investment income, lower net losses and loss adjustment expenses, and lower general and administrative expenses which was partly offset by higher policy acquisition costs. As described below, higher policy acquisition costs were mostly attributable to costs that vary with gross premiums written and a reduction in ceding commission income. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which favorably impacted results during the third quarter of 2024.
•Gross premiums written of $313.0 million were up 1.1% from $309.5 million in the prior year quarter, reflecting a higher average premium per policy throughout the book of business from rating actions and use of inflation guard, which ensures appropriate property values, partly offset by specific intentional targeted exposure management, which is expected to level out going forward.
•Gross premiums earned of $354.2 million were up 5.1% from $337.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months as described above.
•Net premiums earned of $198.8 million were up 12.6% from $176.6 million in the prior year quarter, reflecting higher gross premium earned outpacing the increase in ceded premiums for the current year quarter.
•Losses and loss adjustment expenses ("LAE") incurred was $130.0 million, down 1.0% from $131.4 million in the prior year quarter. The decrease primarily stems from a reduction in non-weather losses which was partly offset by higher weather losses and adverse loss development. Net weather losses for the current accident quarter were $63.0 million, an increase of $11.4 million from $51.6 million in the prior year quarter. Catastrophe losses in the current quarter were $48.7 million compared to $40.1 million in the prior year quarter. Other weather losses totaled $14.3 million, showing an increase from the prior year quarter amount of $11.5 million. Additionally, losses were impacted by net unfavorable loss development of $6.3 million during the third quarter of 2024, compared to net unfavorable loss development of $0.8 million in the third quarter of 2023.
•Ceded premium ratio was 43.9%, down 3.7 points from 47.6% in the prior year quarter driven by growth in gross premiums earned as well as less ceded premium driven by the reduction associated with the net quota share program which was partly offset by higher premium for other reinsurance programs.
•Net loss and LAE ratio was 65.4%, down 9.0 points from 74.4% in the prior year quarter, driven by growth in net premiums earned coupled with a small decline in net losses and LAE incurred as described above.
•Net expense ratio was 35.2%, down 1.2 points from 36.4% in the prior year quarter, with a decrease in the net general and administrative ("G&A") ratio partly offset by a small increase in the net policy acquisition costs ("PAC") ratio. The higher PAC ratio was primarily due to higher policy acquisition costs driven by the increase in gross premiums written and a reduction in ceding commission income, which was partly offset by higher net premiums earned.
•Net combined ratio was 100.6% improved 10.2 points from 110.8% in the prior year quarter, driven by a lower net loss ratio and a lower net expense ratio as described above.
•The effective tax rate of 9.4% compared to 38.3% in the prior year quarter. The effective tax rate for the current year quarter was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income on a previous year's income tax refund, which lowered income tax expense for the quarter. The effective tax rate for the prior year quarter was impacted by a decrease of $7.2 million in the deferred tax valuation allowance related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The decrease in the valuation allowance in the prior year quarter caused the income tax benefit for the prior year quarter to be higher than the statutory rate. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and 2023

	For the three months ended September 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$312,986	$309,510	$3,476	1.1%
Change in gross unearned premiums	41,211	27,466	13,745	50.0%
Gross premiums earned	354,197	336,976	17,221	5.1%
Ceded premiums	(155,356)	(160,335)	4,979	(3.1)%
Net premiums earned	198,841	176,641	22,200	12.6%
Net investment income	9,801	6,867	2,934	42.7%
Net realized gains (losses) and impairment	6	(379)	385	101.6%
Other revenue	3,201	3,171	30	0.9%
Total revenue	$211,849	$186,300	$25,549	13.7%
Total revenue
Total revenue was $211.8 million for the third quarter of 2024, up 13.7% from $186.3 million in the prior year quarter. The increase primarily stems from higher net premiums earned and net investment income as described below.
Gross premiums written
Gross premiums written were $313.0 million for the third quarter of 2024, up 1.1% from $309.5 million in the prior year quarter, reflecting a higher average premium per policy throughout the book of business from rating actions and use of inflation guard, which ensures appropriate property values, partly offset by intentional targeted exposure management. Exposure management resulted in fewer personal residential policies in force in the admitted market; however, our E&S program expanded. Gross premiums written for our commercial residential business was relatively flat quarter over quarter.
Premiums-in-force were $1.4 billion at September 30, 2024, representing a 6.0% increase from the prior year quarter, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 66,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products and states. Concurrently, TIV was down by 5.6% from the prior year quarter.
Gross premiums earned
Gross premiums earned were $354.2 million for the third quarter of 2024 up 5.1% from $337.0 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and higher earned premium from the commercial residential business.
Ceded premiums
Ceded premiums were $155.4 million for the third quarter of 2024, down 3.1% from $160.4 million in the prior year quarter. The decrease is attributable to the lower cost of our net quota share reinsurance program associated with cession and associated premium volume changes, partly offset by an increase in the cost of our catastrophe excess of loss reinsurance program, which commences June 1 each year The first and second quarters of 2024 included $18.0 million of reinstatement premium related to Hurricane Ian. There were no reinstatement premiums associated with Hurricane Ian during the third quarter of 2024. To the extent losses for Hurricane Ian adversely develop, additional reinstatement premiums may be incurred depending upon the amount of additional reinsurance limit utilized.
Net premiums earned
Net premiums earned were $198.8 million for the third quarter of 2024, up 12.6% from $176.6 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned coupled with the decrease in ceded premiums, as described above.

Net investment income
Net investment income, inclusive of realized investment gains (losses) and unrealized losses on equity securities, was $9.8 million for the third quarter of 2024, up from $6.5 million in the prior year quarter. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates.
Other revenue
Other revenue was $3.2 million for the third quarter of 2024, relatively flat compared to the prior year quarter.

	For the three months ended September 30,
(Unaudited)	2024	2023	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	$130,020	$131,397	$(1,377)	(1.0)%
Policy acquisition costs	48,508	42,427	6,081	14.3%
General and administrative expenses	21,572	21,911	(339)	(1.5)%
Intangible asset impairment	—	—	—	—%
Total operating expenses	$200,100	$195,735	$4,365	2.2%
Losses and loss adjustment expenses
Losses and loss adjustment expenses were $130.0 million for the third quarter of 2024, down 1.0% from $131.4 million in the prior year quarter. The reduction was driven primarily by a reduction of non-weather losses which was partly offset by higher weather losses and adverse development. Net weather losses for the current accident quarter were $63.0 million, an increase of $11.4 million from $51.6 million in the prior year quarter. Catastrophe losses in the current quarter were $48.7 million up from $40.1 million in the prior year quarter. Other weather losses totaled $14.3 million, up from the prior year quarter amount of $11.5 million. Additionally, we experienced $6.3 million of net unfavorable prior year development compared to $0.8 million of net favorable prior year development in the prior year quarter. The net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma for which the losses were fully retained.
Policy acquisition costs
Policy acquisition costs were $48.5 million for the third quarter of 2024, up 14.3% from $42.4 million in the prior year quarter. The increase is primarily attributable to growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program.
General and administrative expenses
General and administrative expenses were $21.6 million for the third quarter of 2024, down 1.5% from $21.9 million in the prior year quarter. The decrease was driven primarily by a reduction in human capital costs and consulting expenses, partly offset by less ceding commission income from the net quota share reinsurance program as described above, for which a portion is allocated to general and administrative expenses. Consulting expenses in the prior year quarter were higher from systems related costs for the claims system that was placed in service in the second quarter of 2023 and therefore consulting costs for that project were no longer capitalized.

	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income (loss)	$11,749	$(9,435)	$21,184	224.5%
Interest expense, net	2,755	2,591	164	6.3%
Income (loss) before income taxes	8,994	(12,026)	21,020	174.8%
Provision (benefit) for income taxes	842	(4,602)	5,444	118.3%
Net income (loss)	$8,152	$(7,424)	$15,576	209.8%
Basic earnings (loss) per share	$0.27	$(0.28)	$0.55	196.4%
Diluted earnings (loss) per share	$0.27	$(0.28)	$0.55	196.4%
Net income
Net income for the third quarter of 2024 was $8.2 million or $0.27 per diluted share, an improvement from a net loss of ($7.4) million or ($0.28) per diluted share in the prior year quarter. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which favorably impacted net premiums earned and net losses and loss adjustment expenses for the third quarter of 2024. These and other actions resulted in growth of 12.6% in net premiums earned, a 42.7% increase in investment income, and a 1.0% decrease in net losses and LAE, as described above. An increase of 14.3% in policy acquisition costs was partly offset by a 1.5% decrease in general and administrative costs. The current year quarter also benefited from a lower effective tax rate, as described below.
Provision (benefit) for income taxes
The provision for income taxes was $0.8 million for the third quarter of 2024 compared to a tax benefit of $4.6 million in the prior year quarter. The effective tax rate for third quarter 2024 was 9.4% compared to 38.3% in the prior year quarter. The effective tax rate for the current year quarter was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income on a previous year's income tax refund, which lowered income tax expense for the quarter. The Company recognizes interest and penalties related to uncertain tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. The effective tax rate in third quarter 2023 was impacted by a decrease of $7.2 million in the deferred tax valuation allowance related to Osprey Re related to certain tax elections made by Osprey Re, the Company’s captive reinsurer domiciled in Bermuda. The decrease in the valuation allowance in the prior year quarter caused the income tax benefit for the prior year quarter to be higher than the statutory rate. There was no benefit nor detriment associated with a valuation allowance in the current year quarter. The impact of permanent tax differences on projected results of operations for the calendar year impacts the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	Three Months Ended September 30,
(Unaudited)	2024	2023
Ceded premium ratio	43.9%	47.6%

Net loss and LAE ratio	65.4%	74.4%
Net expense ratio	35.2%	36.4%
Net combined ratio	100.6%	110.8%
Net combined ratio
The net combined ratio was 100.6% for the third quarter of 2024, a 10.2 point improvement from 110.8% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio and a lower net expense ratio as described below.

Ceded premium ratio
The ceded premium ratio was 43.9% for the third quarter of 2024, a 3.7 point improvement from 47.6% in the prior year quarter, primarily driven by higher gross premiums earned coupled with a decrease in ceded premiums as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 65.4% for the third quarter of 2024, a 9.0 point improvement from the prior year quarter of 74.4%, primarily driven by higher net premiums earned, and lower net losses and LAE as described above.
Net expense ratio
The net expense ratio was 35.2% for the third quarter of 2024, a 1.2 point improvement from the prior year quarter amount of 36.4%. The decrease was primarily driven by the increase in net premiums earned, which offset higher policy acquisition costs. The drivers for higher policy acquisitions costs are described above.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands)
REVENUE:
Gross premiums written	$1,094,200	$1,016,378	$77,822	7.7%
Change in gross unearned premiums	(48,542)	(32,366)	(16,176)	50.0%
Gross premiums earned	1,045,658	984,012	61,646	6.3%
Ceded premiums	(477,076)	(464,539)	(12,537)	2.7%
Net premiums earned	568,582	519,473	49,109	9.5%
Net investment income	28,121	19,048	9,073	47.6%
Net realized gains (loss)	17	(49)	66	134.7%
Other revenue	10,001	10,060	(59)	(0.6)%
Total revenue	$606,721	$548,532	$58,189	10.6%
Total revenue
Total revenue was $606.7 million for the nine months ended September 30, 2024, up 10.6% compared to $548.5 million in the prior year period. The increase primarily stems from higher net premiums earned and net investment income as described below.
Gross premiums written
Gross premiums written were $1.1 billion for the nine months ended September 30, 2024, up 7.7% from $1.0 billion in the prior year period, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout all lines of business, partly offset by intentional targeted exposure management described above.
Premiums-in-force were $1.4 billion at September 30, 2024, representing a 6.0% increase from the prior year quarter, primarily due to continued proactive underwriting actions and rate increases across the entire portfolio, despite an intentional policy count reduction of approximately 66,000 policies. Premiums-in-force were also favorably impacted by strategic growth of the Company’s commercial residential product and use of inflation guard across all products and states. Concurrently, TIV was down by 5.6% from the prior year quarter.
Gross premiums earned
Gross premiums earned were $1.0 billion for the nine months ended September 30, 2024, up 6.3% from $984.0 million in the prior year period. The increase reflects higher gross premiums written over the preceding twelve months driven by a higher average premium per policy, reflecting rate increases and the use of inflation guard, and organic growth of the commercial residential business.

Ceded premiums
Ceded premiums were $477.1 million for the nine months ended September 30, 2024, up 2.7% from $464.5 million in the prior year period. The higher cost of our catastrophe excess of loss reinsurance program, which commences June 1 each year, was offset by a lower cost for our net quota share reinsurance associated with cession and associated premium volume changes. However, the nine months ended September 30, 2024 includes a $18.7 million reinstatement premium related to Hurricane Ian which did not occur in the prior year period. To the extent the ultimate losses for Hurricane Ian grow, additional reinstatement premiums may be incurred depending upon the amount of additional reinsurance limit utilized.
Net premiums earned
Net premiums earned were $568.6 million for the nine months ended September 30, 2024, up 9.5% from $519.5 million in the prior year period. The increase primarily stems from growth in gross premiums earned, which outpaced the increase in ceded premiums earned, as described above.
Net investment income
Net investment income, inclusive of net realized and unrealized gains (losses) and impairments on equity securities, was $28.1 million for the nine months ended September 30, 2024, up from $19.0 million in the prior year period. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates.

	Nine Months Ended September 30,
(Unaudited)	2024	2023	$ Change	% Change
OPERATING EXPENSES:	(In thousands)
Losses and loss adjustment expenses	$337,983	$335,495	$2,488	0.7%
Policy acquisition costs	142,661	124,202	18,459	14.9%
General and administrative expenses	63,985	61,022	2,963	4.9%
Intangible asset impairment	—	767	(767)	(100.0)%
Total operating expenses	$544,629	$521,486	$23,143	4.4%
Total operating expenses
Total operating expenses were $544.6 million for the nine months ended September 30, 2024, up 4.4% from $521.5 million in the prior year period. As described below, we experienced higher losses and LAE, higher policy acquisition costs mostly driven by business volume, and higher general and administrative expenses driven primarily by lower ceding commission income.
Losses and loss adjustment expenses
Losses and LAE incurred were $338.0 million for the nine months ended September 30, 2024, up 0.7% from $335.5 million in the prior year period. The increase primarily stems from higher weather losses and adverse development, which was partly offset by lower non weather losses. Net weather losses for the current accident year were $101.1 million, an increase of $2.9 million from $98.2 million in the prior year period. Catastrophe losses in the current period were $64.6 million, up $19.5 million from $45.1 million in the prior year period. Other weather losses totaled $36.5 million, down from the prior year period amount of $53.1 million. Additionally, we experienced $21.6 million of net unfavorable prior year development compared to $3.4 million of net favorable prior year development in the prior year period. The net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma for which the losses were fully retained.
Policy acquisition costs
Policy acquisition costs were $142.7 million for the nine months ended September 30, 2024, up 14.9% from $124.2 million in the prior year period. The increase is primarily driven by higher costs associated with the growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program.
General and administrative expenses
General and administrative expenses were $64.0 million for the nine months ended September 30, 2024, up 4.9% from $61.0 million in the prior year period. The increase was driven largely by a reduction in ceding commission income, as described above, for which a portion is allocated to general and administrative expenses.

Impairment of Named Intangibles
For the nine months ended September 30, 2024, there were no impairments recorded. For the nine months ended September 30, 2023, certain brand and customer relations with a net value of $0.8 million within the Company's restoration provider were impaired due to the discontinuation of providing restoration services to our policyholders.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
(Unaudited)	(In thousands, except per share amounts)
Operating income	$62,092	$27,046	$35,046	129.6%
Interest expense, net	8,365	8,211	154	1.9%
Income before income taxes	53,727	18,835	34,892	185.3%
Provision for income taxes	12,481	4,472	8,009	179.1%
Net income	$41,246	$14,363	$26,883	187.2%
Basic earnings per share	$1.35	$0.55	$0.80	145.5%
Diluted earnings per share	$1.35	$0.55	$0.80	145.5%
Net income
Net income for the nine months ended September 30, 2024 was $41.2 million or $1.35 per diluted share, compared to net income of $14.4 million or $0.55 per diluted share in the prior year period. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken over the last several years, which favorably impacted results for the nine months ended September 30, 2024. These and other actions resulted in growth of 9.5% in net premiums earned and a 47.6% increase in net investment income, as described above. An increase of 0.7% in net losses and LAE, a 14.9% increase in policy acquisition costs as well as an 4.9% increase in general and administrative costs partly offset higher total revenue compared to the prior year period.
Provision for income taxes
The provision from income taxes was $12.5 million for the nine months ended September 30, 2024 compared to $4.5 million in the prior year period. The effective tax rate was 23.2% for the nine months ended September 30, 2024 compared to 23.7% for the prior year period. The impact of permanent tax differences on projected results of operations for the calendar year affects the effective tax rate, which can also fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	Nine Months Ended September 30,
(Unaudited)	2024	2023
Ceded premium ratio	45.6%	47.2%

Net loss and LAE ratio	59.4%	64.6%
Net expense ratio	36.3%	35.7%
Net combined ratio	95.7%	100.3%
Net combined ratio
The net combined ratio was 95.7% for the nine months ended September 30, 2024, a 4.6 point improvement from 100.3% in the prior year period. The decrease primarily stems from a lower net loss and LAE ratio partly offset by a higher net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 45.6% for the nine months ended September 30, 2024, a 1.6 point improvement from 47.2% in the prior year period, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.

Net loss and LAE ratio
The net loss and LAE ratio was 59.4% for the nine months ended September 30, 2024, a 5.2 point improvement from 64.6% in the prior year period, primarily driven by higher net premiums earned partly offset by higher losses and LAE compared to the prior year period as described above.
Net expense ratio
The net expense ratio was 36.3% for the nine months ended September 30, 2024, up 0.6 points from 35.7% in the prior year period, primarily driven by higher acquisition costs driven by the growth in gross premiums written.
Financial Condition – September 30, 2024 compared to December 31, 2023
Cash and Cash Equivalents
At September 30, 2024, cash and cash equivalents inclusive of restricted cash, increased by $47.6 million to $520.9 million from $473.3 million at December 31, 2023. The increase was primarily a result of net cash provided by operations, which was partly offset by use of cash to purchase fixed income securities to lock in higher interest rates.
Fixed Maturity Securities
At September 30, 2024, fixed income securities increased by $111.1 million to $671.8 million from $560.7 million at December 31, 2023. The increase was a result of investing into fixed income securities to lock in interest rates as well as from a reduction in unrealized losses as interest rates have declined during the third quarter 2024.
Reinsurance Recoverable on Paid and Unpaid Claims
At September 30, 2024, reinsurance recoverable on paid and unpaid claims decreased by $40.9 million to $441.6 million from $482.4 million at December 31, 2023. The decrease is primarily due reinsurance recoveries from Hurricane Ian losses received during 2024. There were no ceded catastrophe events during the nine months ended September 30, 2024 which resulted in material additional reinsurance recoveries.
Prepaid Reinsurance Premiums
At September 30, 2024, prepaid reinsurance premiums increased by $106.8 million to $401.0 million from $294.2 million at December 31, 2023. The increase is driven by the June 1, 2024 inception of our catastrophe excess of loss reinsurance program which represents prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of these reinsurance agreements, which drove up prepaid reinsurance premiums at September 30, 2024.
Deferred Policy Acquisition Costs, net
At September 30, 2024, deferred policy acquisition costs increased by $6.6 million to $109.5 million from $102.9 million at December 31, 2023. The increase is driven by higher acquisition costs, which are deferred and amortized over the effective period of the related insurance policies, related to higher gross written premium over the prior year period. As gross written premiums and related acquisition costs rise, the deferred component of these costs also rises.
Unpaid Losses and Loss Adjustment Expenses
At September 30, 2024, unpaid losses and loss adjustment expenses decreased by $70.5 million to $775.5 million from $846.0 million at December 31, 2023. The decrease is driven by claim payments, most significantly for Hurricanes Irma and Ian during the nine months ended September 30, 2024, which exceeded additional losses and loss adjustment expenses recorded during the nine months ended September 30, 2024. The Company experienced adverse development of losses associated with Hurricanes Ian and Irma during the nine months ended September 30, 2024. The increase in expected losses for Hurricane Ian is subject to recovery from our catastrophe excess of loss reinsurance program and therefore did not impact unpaid losses and loss adjustment expenses net of reinsurance.
Unearned Premiums
At September 30, 2024, unearned premiums increased by $48.5 million to $724.4 million from $675.9 million at December 31, 2023, driven by higher gross premiums written during the nine months ended September 30, 2024. Premiums written are recorded as revenue on a daily pro rata basis over the contract period of the related in force policies. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability; accordingly, growth in gross written premium drove the increase in unearned premiums.
Reinsurance Payable

At September 30, 2024, reinsurance payable increased by $184.7 million to $344.5 million from $159.8 million at December 31, 2023. The increase is driven by the June 1, 2024 inception of our catastrophe excess of loss reinsurance program as described above.
Total Shareholders’ Equity
At September 30, 2024, total shareholders’ equity increased by $59.1 million to $279.3 million from $220.3 million at December 31, 2023. The increase is primarily due to net income for the nine months ended September 30, 2024, coupled with a reduction in accumulated other comprehensive losses resulting as lower interest rates during the period reduced the amount of unrealized losses.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. At September 30, 2024, we had $520.9 million of cash and cash equivalents and $680.4 million in investments, compared to $473.3 million and $569.4 million, respectively, as of December 31, 2023. The increase in cash and cash equivalents relates primarily to timing of receipts of premiums and reinsurance recoveries, partly offset by timing of reinsurance premium and claim payments.
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
Cash Flows

	For the Nine Months Ended September 30,
	2024	2023	Change
	(In thousands)
Net cash provided by (used in):
Operating activities	$143,173	$(29,342)	$172,515
Investing activities	(93,842)	(12,391)	(81,451)
Financing activities	(1,772)	(7,258)	5,486
Net increase (decrease) in cash and cash equivalents	$47,559	$(48,991)	$96,552
Operating Activities
Net cash provided by operating activities was $143.2 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $29.3 million for the comparable period in 2023. The increase in net cash from operating activities relates primarily to timing of cash flows associated with premium collection, claim and reinsurance payments as well as reinsurance reimbursements during the first nine months of 2024 compared to the first nine months of 2023. Premium collection for the first nine months of 2024 exceeded premium collection for the first nine months of 2023, driven largely by growth in gross premiums written. The timing of reinsurance payments on the catastrophe excess of loss program were more accelerated for the 2023 program than the 2024 program.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $93.8 million as compared to net cash used in investing activities of $12.4 million for the comparable period in 2023. The change in net cash used in investing activities relates primarily to the timing of investment maturities and use of proceeds and availability of cash to invest in longer duration fixed income securities during the first nine months of 2024 to lock in current interest rates.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $1.7, as compared to net cash used in financing activities of $7.3 million for the comparable period in 2023. The change in net cash provided by financing activities relates primarily to the proceeds from a January 2024 loan in the amount of $5.5 million to an insurance company subsidiary from the FHLB-DM.
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of September 30, 2024 and December 31, 2023, there was $72.5 million and $79.6 million, respectively, in aggregate principal outstanding under the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At September 30, 2024 and December 31, 2023, the outstanding balance under the Revolving Credit facility was $10.0 million. At September 30, 2024, the Company had no outstanding letters of credit issued from the Revolving Credit Facility.
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
The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2024, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 8.192% and 8.102% per annum, respectively.
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
As of September 30, 2024 and December 31, 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB required an investment in FHLB’s common stock which was purchased in December 2018 and valued at $1.4 million. As of September 30, 2024, the common stock was valued at $1.5 million. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023.
In December 2018, an insurance subsidiary became a member of the FHLB-DM. Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the Federal Home Loan Bank (“FHLB-DM”) Des Moines. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of September 30, 2024, the fair value of the collateralized securities was $7.1 million and the equity investment in FHLB common stock was $295,500.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.189 years and 2.605 years at September 30, 2024 and 2023, respectively, and 2.67 years at December 31, 2023. As interest rates rise, the fair value of our fixed rate debt securities are subject to decline. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, compared to the estimated weighted-average credit quality rating of an A+ at December 31, 2023.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2024.

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
Item 5. Other Information
Trading Arrangements
During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.
Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included in Exhibit 101)
*Filed herewith
**Furnished herewith
†Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 8, 2024	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 8, 2024	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)