Form 10-K
period 2024-12-31
Heritage Insurance Holdings, Inc.
filed 2025-03-13
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K
_________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36462
_________________________________________________________
Heritage Insurance Holdings, Inc.
_________________________________________________________

Delaware	45-5338504
(STATE OF INCORPORATION)	(I.R.S. ID)
1401 N. Westshore Blvd., Tampa, FL, 33607
(727) 362-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	HRTG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates was $160,967,977 on June 30, 2024, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 4, 2025, the number of shares outstanding of the Registrant’s common stock was 42,839,713.
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

HERITAGE INSURANCE HOLDINGS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy and ability to fully execute our business plan; our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; strategic initiatives and their impact on shareholder value, including our intent to foster relationships with large independent agencies and other stakeholders; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; management’s goals and objectives, including intentions to pursue certain business, diversifying the book of business and the handling of certain claims; projections of revenue, earnings, capital structure, reserves and other financial items; assumptions underlying our critical accounting policies and estimates; assumptions underlying statements regarding us and our business; our proprietary data analytic capabilities and underwriting processes with regard to our risk selections; our reinsurance program including capital, pricing and contract terms and conditions; the impact of legislation; expectations regarding claims and related expenses, and our reinsurers’ obligations; our expectations regarding our vertical integration strategy; and other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
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
•our exposure to catastrophic weather-related events, including hurricanes and wildfires;
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
PART I

Item 1. Business
Our Business
Heritage Insurance Holdings, Inc. (“we”, “our”, “us”, “Heritage” and the “Company”) is a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance through our insurance company subsidiaries. We are vertically integrated and control or manage substantially all aspects of insurance underwriting, customer service, financial reporting and actuarial analysis, distribution and claims processing and adjusting. We are led by a highly experienced and diverse management team with significant expertise in the residential property insurance industry and deep industry relationships.
Our insurance subsidiaries include:
•Heritage Property & Casualty Insurance Company (“Heritage P&C”), which provides personal and commercial residential property insurance and commercial general liability insurance;
•Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; and
•Zephyr Insurance Company (“Zephyr”), which provides personal residential and wind-only property insurance in Hawaii.
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
Demotech and KBRA have assigned the following insurance financial strength ratings (“IFSR”) to the Company and our key operating subsidiaries.

Subsidiary	Demotech Rating	KBRA Rating	KBRA Investment Rating
Heritage Insurance Holdings	N/A	N/A	BBB-
Heritage P&C	A	BBB+	N/A
Zephyr	A	BBB	N/A
NBIC	A	BBB+	N/A
The KBRA outlook for each entity listed above is stable.
We also provide insurance and insurance-related services through the following operating subsidiaries:
•Osprey Re Ltd. (“Osprey”), our captive reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by our insurance company subsidiaries;
•Heritage MGA, LLC, our managing general agent;
•NBIC Service Company, which provides services to NBIC;
•Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims and provider of restoration, emergency and recovery services; and
•Skye Lane Properties, LLC, our property management subsidiary.
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
We conduct our operations as a single operating and reporting segment.
As of December 31, 2024, we had 376,002 personal residential policies in force, representing $1.1 billion of annualized premium, 2,891 commercial residential policies in force, representing $286.4 million of annualized premium, and 10,582 commercial general liability policies in force, representing $10.3 million of annualized premium, for a total of 389,475 policies and $1.4 billion of annualized premium. For the year ended December 31, 2024, we had gross premiums written of $1.4 billion and operating income of $93.6 million. At December 31, 2024, we had total assets of $2.5 billion and total stockholders’ equity of $290.8 million.
Our Strategy
Our overall strategy continues to focus on optimizing our portfolio of over $1.0 billion in gross premiums written toward products and geographies that maximize long term returns to our shareholders, while mitigating risk from a single or series of catastrophic weather events. We intend to continue to improve underwriting results by undertaking the following:
Improve the Profitability of our Portfolio
We believe that our goal to improve the profitability of our business will be achieved through continued disciplined underwriting, diversification of our book of business, and rate adequacy, as well as a robust reinsurance program. More selective underwriting over the last several years has resulted in an intentional decline in policy count for our admitted personal lines product, while achieving a higher average premium per policy through rate actions. Given our coastal exposure, which includes exposure to hurricanes and other severe weather events, our reinsurance program provides meaningful balance sheet protection and reduces earnings volatility. We continue to take underwriting and rate actions to improve the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils as well as the cost of our reinsurance program.
Optimize Our Reinsurance Program
We continue to strategically evaluate our reinsurance program to obtain what we believe to be the most appropriate levels and sources of reinsurance, and we trade with high quality reinsurers who are either highly rated or who collateralize our risk transfer program. Our reinsurance program includes excess of loss, quota share, per risk and facultative coverage. We believe there is sufficient capital to support our reinsurance program and that we have an opportunity to obtain reasonable pricing and contract terms and conditions. We continue to evaluate cost-efficient alternatives to traditional reinsurance, such as the issuance of catastrophe bonds by Citrus Re Ltd. (“Citrus Re”), a Bermuda special purpose insurer. In addition, each year we evaluate whether to meet a portion of the reinsurance needs of our insurance company subsidiaries through the use of our reinsurance subsidiary, Osprey, which helps to manage our reinsurance expense and reduces our reliance on third-party reinsurance.
Efficiently Manage Losses and Loss Adjustment Expenses
We are committed to proactively managing our loss costs through prudent underwriting and in-sourcing critical aspects of claims adjusting and remediation services. We have over 260 full-time employees dedicated to claims management. This includes an in-house insurance defense team, claims examiners, and claims vendor management and mediation personnel. We have additional full-time employees who take in claim information as well as contracted claims adjusting and loss mitigation resources in all states in which we conduct business and deploy those additional resources as needed. Our CAN subsidiary provides emergency claims and mitigation services to our policyholders. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.
Expand and Cultivate Relationships with Large Independent Agencies
As described in our competitive strengths below, we believe that continuing to expand and cultivate our relationships with large independent agencies and other stakeholders will foster a higher quality book of business. We also have established relationships with auto insurance carriers who package their auto product with our residential property insurance product which provides diversification opportunities.
Develop IT Solutions to More Effectively Service our Customers
We continuously work to enhance our technology resources in order to better serve our agents and policyholders, streamline our processes and improve efficiency. We have made it a priority to use consistent policy and claims systems for our insurance company affiliates, which provides efficiencies for our personnel as well as our agency networks. We completed a transition to a new claims system used by each of our insurance company subsidiaries during 2023 and began our transition to a new policy and billing system in the third quarter of 2024, which we anticipate it to be fully operational by mid-2025.
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
Strong, Conservative Capital Structure
As of December 31, 2024, we had stockholders’ equity of $290.8 million and Heritage P&C, NBIC and Zephyr, had policyholder surplus, as defined by statutory accounting principles, of $176.7 million, $69.8 million and $39.1 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and our ratings agencies.
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
Our Competition
The market for residential property insurance is highly competitive in the states in which we conduct business. We primarily compete against single state or regional carriers, but also compete to varying degrees against large national carriers and state-sponsored homeowners’ insurance entities. We compete for business on the basis of price, financial strength, types of coverages offered, availability of coverage desired by customers, commission structure and quality of service. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, including a robust reinsurance program, streamlined processes, and vertical integration of loss mitigation services. Over the last several years, we've consistently ranked in the top 25 writers of homeowners’ insurance business nationwide. Our market share by state varies depending upon our premium volume and that of competing property insurance writers in those states.
Products and Distribution
Heritage P&C writes personal residential insurance policies through a network of more than 2,496 independent agents in the states in which it is licensed. Approximately 23% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of over 400 independent agents in Florida.
NBIC writes personal residential insurance policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 490 retail independent agents, representing over 800 agency locations, including several large agency networks. We also distribute indirectly to over 1,900 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent approximately 15% of annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York.
Zephyr writes personal residential insurance policies through a network of over 70 independent agencies in Hawaii. Approximately 50.8% of our premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.
Our Markets
The following charts depict the geographic distribution of our in-force premium as of December 31, 2024 and 2023, respectively. Our in-force premium for Florida commercial residential business has increased, while in-force premium for personal lines has declined as part of our strategy to re-allocate capital to products and geographies that maximize long-term returns.
Note: ***     Other includes AL, CA, DE, GA, MD, MS and VA
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

Claims Administration
We closely manage all aspects of the claims process, from processing the initial claim submission to providing remediation services for claims through our wholly-owned subsidiary, CAN, or preferred vendors. Claims from policyholders are reviewed by our managers and staff adjusters, who assess the extent of the loss, which may include thorough on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a catastrophic event for which we have contracted with several large national claims adjusting firms and experienced independent contractors to assist our adjusters with the increased volume of claims to ensure timely responses to our policyholders. Our CAN subsidiary performs both catastrophe and non-catastrophe related remediation services. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.
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
For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2024, 2023 and 2022, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
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
We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve month periods beginning June 1, 2024 and 2023, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) Citrus Re, a special purpose vehicle through which we sponsor catastrophe bonds, and (iv) our captive reinsurance subsidiary, Osprey. For the 2023 hurricane season only, we also obtained reinsurance from the Florida State Board of Administration's Reinsurance to assist Policyholders ("RAP") program which provided reinsurance for Florida admitted policies only. The RAP component of our reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, we also purchased quota share, property per risk and facultative reinsurance. Our quota share programs limit our exposure to catastrophe and non-catastrophe losses and provide ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.
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
For the contract period ending May 31, 2025, our insurance company subsidiaries purchased an aggregate of $3.3 billion of catastrophe excess of loss reinsurance from the sources described above. There is no single reinsurer representing more than 10% of the limit purchased for our program other than the FHCF.

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings as of December 31, 2024. To the extent a reinsurer is not rated, the reinsurance program is fully collateralized. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reinsurer	A.M. Best Rating	S&P Rating
Aeolus Re Ltd./Keystone PF Segregated Account	Collateralized	Collateralized
Aeolus Re Ltd./Keystone PF Segregated Account	Collateralized	Collateralized
Allianz Risk Transfer AG (Bermuda Branch)	A+ g	AA-
Arch Reinsurance Limited	A+	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1910	A	AA-
Chaucer Insurance Company DAC (Bermuda)	A g	A
Chubb Tempest Reinsurance Ltd.	A++	AA
DaVinci Reinsurance Ltd.	A g	A+
D.E. Shaw Re (Bermuda) Ltd., Bermuda	Collateralized	Collateralized
Eclipse Re Ltd/Segregated Account EC0047	Collateralized	Collateralized
Everest Reinsurance Company	A+ g	A+
Fidelis Insurance Bermuda Limited	A g	A-
Group Ark Insurance Limited	A g	0
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hiscox Insurance Company (Bermuda) Limited	A g	A
Insurance Company of the West	A p	NR
IQUW Agency Bermuda Limited/Lloyd's Syndicate 1856	A	AA-
Munich Reinsurance America, Inc.	A+ g	AA-
Nautical Management Ltd./Markel Bermuda Limited	A	A
Odyssey Reinsurance Company	A+	A+
Renaissance Reinsurance Ltd.	A+	A+
Arch Reinsurance Limited (obo Securis ILS Management Ltd)	A+	A+
Hannover Rueck SE (obo Securis)	A+	AA-
SCOR Reinsurance Company	A g	A+
Swiss Reinsurance America Corporation	A+ g	AA-
Transatlantic Reinsurance Company	A++	AA+
Arch Reinsurance Limited (obo Chard Re)	A+	A+
Hannover Rueck SE (obo Eskatos Capital Management)	A+	AA-
Houston Casualty Company (UK Branch)	A++ g	A+
International General Insurance Company Limited	A g	A-
Liberty Specialty Markets Europe Two S.a.r.l (Paris)/Lloyd's Syndicate 4472	A	AA-
Lloyd's Syndicate 0033 (HIS)	A	AA-
Lloyd's Syndicate 1084 (CSL)	A	AA-
Lloyd's Syndicate 1301 (IGO)	A	AA-
Lloyd's Syndicate 1729 (DUW)	A	AA-
Lloyd's Syndicate 0623 (AFB)	A	AA-
Lloyd's Syndicate 2623 (AFB)	A	AA-
Lloyd's Syndicate 4020 (ARK)	A	AA-
Lloyd's Syndicate 4444 (CNP)	A	AA-
Taiping Reinsurance Company Limited	A	A
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
As of December 31, 2024, we held $452.7 million in cash and cash equivalents and $663.4 million in investments, which were comprised of $655.6 million in fixed maturity securities, $1.9 million in common stock and $6.0 million in other invested assets. Of the $655.6 million of fixed maturity securities, $23.4 million of U.S. government agency securities were pledged to the Federal Home Loan Bank (“FHLB”) in connection with a FHLB loan to Heritage P&C. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
Seasonality of our Business
Our insurance business is seasonal; hurricanes typically occur during the period from June 1 through November 30 and winter storms generally impact the first and fourth quarters, while hail and severe convective storms typically occur in the first and second quarters. Because our catastrophe reinsurance program commences on June 1 annually, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will be incurred over the twelve month period beginning with that date subject to certain adjustments.
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
We are subject to regulations administered by a department of insurance in our states of domicile as well as in each state in which we conduct business. These regulations relate to, among other things:
•the content and timing of required notices and other policyholder information;
•the amount of premiums the insurer may write in relation to its surplus (writing ratios);
•the amount and nature of reinsurance a company is required to purchase;
•participation in guaranty funds and other statutorily created markets or organizations;
•business operations and claims practices;
•approval of policy forms and premium rates;
•standards of solvency, including risk-based capital measurements;
•licensing of insurers and their products;
•restrictions on the nature, quality and concentration of investments;
•restrictions on the ability of insurance company subsidiaries to pay dividends to insurance holding companies;
•approval of and restrictions on transactions between insurance companies and their affiliates;
•restrictions on the size of risks insurable under a single policy;
•requiring deposits for the benefit of policyholders;
•requiring certain methods of accounting;

•periodic examinations of our operations and finances;
•the form and content of records of financial condition required to be filed; and
•requiring reserves.
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
The Florida Office of Insurance Regulation (“FLOIR”), the state insurance regulator in one of our states of domicile, imposed certain solvency related requirements as a condition of receiving a certificate of authority for Florida domestic insurers, such as our Florida insurance company subsidiary. Finally, our insurance company affiliates are subject to state statutes, regulations and consent orders setting conditions related to various transactions, including intercompany transactions. In some instances, our insurance company affiliates are subject to consent orders governing the outcomes of financial or market conduct examinations. We are in full compliance with all consent orders.
Examinations
State regulators in those jurisdiction where we are or may become licensed to do business conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports related to financial condition, holding company issues and other matters. These regulatory authorities also conduct periodic examinations into insurers’ business practices. Additionally, we are subject to assessments levied by governmental and quasi-governmental entities from the states in which we conduct business. Generally, other state regulators defer to the state insurance regulator in our states of domicile. However, any state insurance regulator in a state where we conduct business has the discretion to conduct examinations to determine compliance with applicable state insurance laws and regulations. The scope of such examinations varies and may include a review of forms, disclosures, marketing, sales practices, claims processes, underwriting, and various other practices and procedures. Upon the conclusion of the examination, state regulators will issue a report or order with findings and may make the examination reports publicly available.
Insurance Holding Company
The Company is also subject to insurance holding company laws in the states of domicile of our insurance company affiliates. As part of our obligations under applicable insurance holding company laws, we are required to file certain information with state insurance regulators in Florida, Rhode Island, and Hawaii, who may require us to file information regarding capital structure, financials, operations, and ownership. These state insurance regulators must also approve any transactions between the Company and our affiliate entities.
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
State Laws and Regulations
For the past few years, state insurance regulators have focused increasing attention on cybersecurity. As an example, we are required to maintain a cybersecurity program, incident response plan and information technology system safeguards that protect customer information under extensive cybersecurity regulations adopted by a number of states based on the insurance data security model issued by the National Association of Insurance Commissioners (“NAIC”). In addition, state insurance regulators focus significant attention on data security during financial exams, and the NAIC has strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. Additional state laws outside of the insurance industry impose notification requirements in the event of cybersecurity breaches affecting their residents. On the privacy front, we anticipate continued focus on new regulatory and legislative proposals at the state and federal levels that may further regulate practices regarding privacy and security of personal information. However, we note that in many instances we will be exempt from comprehensive state privacy laws as a financial institution regulated under the GBLA. We continue to assess the applicability of this exemption to the Company in light of our operations so as to stay vigilant of new compliance requirements under applicable privacy laws.
Human Capital
Growth and Development
At December 31, 2024, we had 540 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. In 2024, we remained focused on employee development though training opportunities, including courses which provide insurance designations, and other employee engagement activities. Our performance management and other processes are intended to align associate aspirations, interests, performance, and experiences with the talent needs that supports a healthy working environment for the success of our business. Managers and associates conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an associate development culture.
We are committed to the health and safety of our employees, which is critical to our success. We provide our employees with access to a variety of innovative, flexible and convenient health and wellness programs. These programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. We provide competitive compensation and benefits as well as a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, telemedicine, paid time off including volunteer time off, family leave, employee assistance programs and free education, training and development programs.
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
We write insurance policies that cover homeowners, condominium owners and commercial residential buildings for losses that result from, among other things, catastrophes. We are therefore subject to losses, including claims under policies we have assumed or written, arising out of catastrophes that may have a significant effect on our business, results of operations and financial condition. A significant catastrophe, or a series of catastrophes, could also have an adverse effect on our reinsurers. Catastrophes can be caused by various events, including hurricanes, severe convective storms, tropical storms, snowstorms, tornadoes, earthquakes, hailstorms, explosions, power outages, fires (including wildfires) and by man-made events, such as terrorist attacks. Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could affect the frequency or severity of weather-related catastrophes. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected and the severity of the event.
As of December 31, 2024, nearly all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, earthquakes, and winter storms. We also have in-force premiums from policies in the State of California, which has been impacted by wildfires. For example, we expect to incur approximately $35.0-$40.0 million of pre-tax catastrophe losses, net of reinsurance, associated with the wildfires that affected Southern California during the first quarter of 2025. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. As further described in Note 13 Reserve for Losses, the Company's 2017 reinsurance agreement with the FHCF was commuted during the third quarter of 2023. This commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. The final amount paid by the FHCF could vary from the Company’s future estimation of losses to have been recovered from the FHCF. Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, all of the increase would be retained.
In total, for the period from June 1, 2024 through May 31, 2025, we have purchased an aggregate limit of $3.3 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.
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
Our results of operations and financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks. Rate adequacy is necessary to generate sufficient premiums to pay losses, loss adjustment expenses, reinsurance costs and underwriting expenses and to earn a profit. In order to price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate rating formulas; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. Our ability to successfully perform these tasks, and as a result price our products accurately, is subject to a number of risks and uncertainties, some of which are outside our control, including:
•the availability of sufficient reliable data and our ability to properly analyze available data;
•regulatory delays in approving filed rate changes;
•the uncertainties that inherently characterize estimates and assumptions;
•inflationary pressures on labor and materials, including supply chain disruptions;
•our ability to stay competitive as evolving competitive technologies emerge such as artificial intelligence (“AI”) and machine learning to make pricing, underwriting, or other decisions;
•our selection and application of appropriate rating and pricing techniques;
•the effect of climate change on frequency and severity of insured events from severe weather;
•changes in legal standards, claim resolution practices, and restoration costs; and
•legislatively imposed consumer initiatives
In addition, we could underprice risks, which would negatively affect our profit margins. We could also overprice risks, which could reduce the number of policies we write and our competitiveness. In either event, our profitability could be materially and adversely affected.
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
The cost of reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market, public policy decisions and the expiration of time-limited governmental programs such as the RAP program, as well as the frequency and magnitude of natural and man-made catastrophes. Our total cost of obtaining reinsurance over the last few years has increased, both on an absolute basis and as a percentage of premiums-in-force, and could increase in the future. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows. Further, an increase in frequency of severe weather events may cause an increase in credit exposure to the reinsurers with which we transact business.
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
In addition, industry developments could further increase competition in our industry. These developments could include:
•an influx of new capital in the marketplace as existing companies attempt to expand their businesses and new companies attempt to enter the insurance business as a result of better premium pricing and/or policy terms;
•an increase in programs in which state-sponsored entities provide property insurance in catastrophe-prone areas;
•changes in state regulatory climates; and
•the passage of federal proposals for an optional federal charter that would allow some competing insurers to operate under regulations different or less stringent than those applicable to us.
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
We have in the past and may in the future expand through the acquisition of complementary businesses. This could occur through an acquisition of a company or a portion of a company’s business. Any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations and information systems, inability to recognize anticipated benefits of such acquisitions, diversion of management's attention, risks of entering new market regions in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses, changes for impairment of long-term assets or goodwill and risks associated with unanticipated liabilities.
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
We write personal and commercial insurance policies through a network of independent agents. As a result, our business is dependent on the marketing efforts of these independent agents, and our agency relationships are concentrated. For example, for our southeastern personal lines portfolio, approximately 23% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. In the northeastern U.S., our three largest agency relationships represent approximately 15% of our annualized premiums, and approximately 51% of our Hawaiian independent agencies are affiliated with three large multi-producer agencies.
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
Many of our competitors also rely on independent agents. As a result, we must compete with other insurers for independent agents’ business. Our competitors may offer a greater variety of insurance products, lower premiums for insurance coverage, or higher commissions to their agents. If our products, pricing and commissions do not remain competitive, we may find it more difficult to attract business from existing or new independent agents to sell our products.

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
We rely on our claims department and any outsourced claims resources to facilitate and oversee the claims adjustment process for our policyholders. Many factors could affect the ability of our claims department to effectively manage claims by our policyholders, including:
•the accuracy of our adjusters as they make their assessments and submit their estimates of damages;
•the training, background and experience of our claim’s representatives;
•the ability of our claims department to ensure consistent claims handling;
•the ability of our claims department to translate the information provided by adjusters into acceptable claims resolutions;
•the availability and timing of information from, and the overall degree of cooperation or lack thereof by, policyholders and their representatives; and
•the ability of our claims department to maintain and update its claims handling procedures and systems as they evolve over time based on claims and geographical trends in claims reporting.
Any failure to effectively manage the claims adjustment process, including failure to pay claims accurately, could lead to material litigation, undermine our reputation in the marketplace, impair our corporate image and negatively affect our financial results.
Additionally, as a component of the claims process, we leverage CAN’s vendor network to provide remediation services to the policyholder. If such services are not performed properly, we may face liability. Although we maintain professional liability insurance to cover losses arising from our repair and remediation services, there can be no assurances that such coverage is adequate. In addition, our failure to timely and properly remediate claims, or the perception of such failure, may damage our reputation and adversely affect our ability to renew existing policies or write new policies.
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
A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2024, approximately 99% of our total investments were invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. This risk could be amplified in periods of rising interest rates. We currently hold all of our cash in accounts with eight financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.
We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.
The effects of emerging claim and coverage issues on our business are uncertain.
Loss frequency and severity in the property and casualty insurance industry and multi-peril personal lines business has continued to increase in recent years, often driven by actual and social inflation. Litigation and assignment of benefits (“AOB”) in the State of Florida is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. The Florida legislature enacted several reform bills in the last several years with the intention to limit AOB and frivolous litigation. These legislative changes have positively impacted the Florida property insurance market by curtailing AOB and litigated claims abuses. There can be no assurance that this legislation will further reduce the future impact of AOB or litigated claims practices and legislative changes could be reversed in whole or in party in the future.
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
We utilize a number of strategies to mitigate our risk exposure including:
•employing proper underwriting processes;
•carefully evaluating the terms and conditions of our policies;
•geographic diversification; and
•ceding insurance risk to reinsurance companies.
However, there are inherent limitations in these strategies. No assurance can be given that an event or series of unanticipated events will not result in loss levels which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition and results of operations.
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
We are subject to extensive state regulation. The NAIC and state insurance regulators regularly examine existing laws and regulations, generally focusing on modifications to holding company regulations, interpretations of existing laws and the formation of new laws. Our insurance company affiliates are subject to supervision and regulation that is primarily designed to protect our policyholders rather than our stockholders, and such regulation is imposed by the states in which we are domiciled and the states in which our insurance subsidiaries do business. These regulations relate to, among other things, the approval of policy forms and premium rates, our conduct in the marketplace, our compliance with solvency and financial reporting requirements, transactions with our affiliates, corporate governance requirements, limitations on the amount of business we can write, the amount of dividends we can pay to stockholders, and the types of investments we can make. Insurance holding company regulations generally provide, in part, that transactions between an insurance company and its affiliates must be fair and reasonable and must be clearly and accurately disclosed in the records of the respective parties, with expenses and payments allocated between the parties in accordance with customary accounting practices. Many types of transactions between an insurance company and its affiliates, such as transfers of assets, loans, reinsurance agreements, service agreements, certain dividend payments by the insurance company and certain other material transactions, may be subject to prior approval by, or prior notice to, state regulatory authorities. If we are unable to obtain the requisite prior approval for a specific transaction, we would be precluded from taking the action, which could adversely affect our operations. These regulatory requirements may adversely affect or inhibit our ability to achieve some or all of our business objectives. In addition, regulatory authorities also may conduct periodic examinations into insurers’ business practices. These reviews may reveal deficiencies in our insurance operations or differences between our interpretations of regulatory requirements and those of the regulators.
State insurance regulations also frequently impose notice or approval requirements for the acquisition of specified levels of ownership in the insurance company or insurance holding company. Additionally, state legislation can impact our results of operations. Florida lawmakers may impact the rates of Citizens Property Insurance through legislation, which may impact the private insurance market. These and other aspects of the political environment in jurisdictions where we operate may reduce our profitability, limit our growth, or otherwise adversely affect our operations.

Various regulatory and legislative bodies have adopted or proposed new laws, regulations or orders to address the cyclical nature of the insurance industry, catastrophic events and insurance capacity and pricing. These regulations include (i) the creation of “market assistance plans” under which insurers are induced to provide certain coverages, (ii) restrictions on the ability of insurers to rescind or otherwise cancel certain policies in mid-term or to non-renew policies at their scheduled expirations, (iii) advance notice requirements or limitations imposed for certain policy non renewals, (iv) limitations upon increases or decreases in rates permitted to be charged, (v) expansion of governmental involvement in the insurance market and (vi) increased regulation of insurers’ policy administration and claims handling practices. Further, regulatory authorities have relatively broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations or practices that we believe may be generally followed by the insurance industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. This could adversely affect our ability to operate our business.
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
An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2024, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our subsidiary, Heritage P&C, has agreed to continue to maintain a risk-based capital ratio of at least 300%. Our subsidiary, NBIC, has agreed to maintain a risk-based capital ratio requirement of 325%.
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
Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If the rates on which our borrowings are based were to increase from current levels, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available to service our other obligations would decrease. Compared to recent history, interest rates have been above historical levels, which may decrease our net income and cash flows.

Our credit agreement contains restrictions that can limit our flexibility in operating our business.
The agreement governing our credit facilities contains various covenants that limit our ability to engage in certain transactions. These covenants limit our and our subsidiaries’ ability to, among other things:
•incur additional indebtedness;
•declare or make any restricted payments, including dividends;
•make investments, including the contribution of capital to our insurance subsidiaries;
•create liens on any of our current or future assets;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our current or future assets; and
•enter into certain transactions with our affiliates.
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
Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in such certificate of incorporation and bylaws include, among other things, the following:
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•stockholder action can only be taken at a special or regular meeting and not by written consent;
•advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings; and
•allowing only our board of directors to fill vacancies on our board of directors.
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
The market price of our common stock has experienced, and may continue to experience, significant volatility from time to time. Such volatility may be affected by various factors and events, such as:
•our operating results, including a shortfall in revenues or operating performance from that expected by securities analysts and investors;
•recognition of large unanticipated accounting charges, such as impairment charges;
•changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
•a downgrade of our Demotech or KBRA rating;
•the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate; and
•the other risk factors described in this Annual Report.
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
Additionally, our future success is also based on our ability to develop the talent and skills of our human resources and attract and retain experienced and qualified employees. For example, if the quality of our underwriters, claims or other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results. There is strong competition within the insurance industry and from businesses outside the insurance industry for qualified employees. The unexpected loss of key employees could have a material adverse impact on our business because of the loss of such skills, knowledge of our products and years of industry experience.
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
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company’s safeguards, and such plans are tested and evaluated on a regular basis.
•Third-Party Risk Management: The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact the Company’s business in the event of a cybersecurity incident affecting those third-party systems.
•Outside Consultants: The Company engages various outside consultants, including contractors, assessors, auditors, outside attorneys and other third parties, to among other things:
◦Assist in the design, implementation, and testing of our cybersecurity program, policies and procedures;
◦monitor Company networks, servers and endpoints to identify vulnerabilities;
◦perform assessments on the Company’s cybersecurity measures, including audits and independent reviews of the Company’s information security control environment and operating effectiveness;
◦obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure;
◦determine and execute mitigation and remediation options and plans; and
◦ensure ongoing compliance with applicable legal and regulatory requirements, including notification to required individuals and regulatory bodies in the event of the discovery of an information security breach as defined under applicable laws, and timely and adequate disclosure under applicable SEC rules.
◦Education and Awareness: The Company provides annual training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.
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
Item 2. Properties
The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Leased or Owned
Tampa, Florida	Corporate Headquarters	89,000	Leased
Honolulu, Hawaii	Insurance Company HI, Operations	4,405	Leased
Clearwater, Florida	Property occupied by unaffiliated tenants	75,736	Company owned
Sunrise, Florida	Regional Office	28,000	Leased
Johnston, Rhode Island	Insurance Company NE, Operations	28,098	Leased
Approximately 67% of the building in Clearwater is leased to unaffiliated tenants. We believe that these properties are suitable and adequate to meet the needs of our business.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. As of March 4, 2025, we had 30,608,039 shares of common stock outstanding, including 1,335,923 shares of restricted stock for which restrictions have not lapsed.
Holders of Record
As of March 4, 2025, there were 63 holders of record of our common stock.
Dividends
We have not declared quarterly dividends since the first quarter of 2022. The declaration and payment of dividends will continue to be at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Refer to Note 22 “Equity” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.
Stock Performance Graph
The following five year graph and table compare the cumulative total stockholder return of our common stock over the period from December 31, 2019 through 2024, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Heritage Insurance Holdings Inc.	100	57	69	42	43	68
NASDAQ Insurance Index	100	112	121	137	144	184
Russell 2000 Index	100	119	146	165	115	150
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
Recent Developments
Economic and Market Factors
We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. Additionally, we anticipate continued rising costs and constrained availability of catastrophe reinsurance. We mitigate these conditions by continued exposure management, implementation of increased rates and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and total insured value of properties.
Supplemental Information
The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and total insured value for Florida and all other states as of December 31, 2024 and comparing those metrics to December 31, 2023. One of our strategies had been to reduce personal lines exposure in Florida, given historical abusive claims practices. Since 2022, several legislative changes have been implemented to positively impact the Florida property insurance market by curtailing assignment of benefits and litigated claims abuses. The positive impact of the legislative changes is reflected in our loss trends. As such, we anticipate writing more organic personal lines business in Florida. Coupled with more adequate rates, we are pursuing a strategy of controlled growth in Florida. We have selectively opened personal lines markets across our footprint for new business.

	At December 31,
Policies in force:	2024	2023	% Change
Florida	133,775	153,387	(12.8)%
Other States	255,700	297,288	(14.0)%
Total	389,475	450,675	(13.6)%

Premiums in force:
Florida	$707,196,956	$695,010,638	1.8%
Other States	726,047,974	661,392,787	9.8%
Total	$1,433,244,930	$1,356,403,425	5.7%

Total Insured Value:
Florida	$102,661,095,301	$103,535,162,876	(0.8)%
Other States	264,950,913,861	286,860,809,967	(7.6)%
Total	$367,612,009,162	$390,395,972,843	(5.8)%
Florida policies-in-force declined from the prior year by 12.8% while Florida premiums-in-force increased 1.8%, and Florida total insured value ("TIV") was slightly down. The increase in Florida premiums-in-force was driven by organic growth of our commercial residential and surplus lines business as well as higher rates across our footprint which was partly offset by a premium reduction associated with fewer Florida personal lines policies. Use of inflation guard also bolstered premiums-in-force. The Florida TIV remained relatively flat as the reduction associated with personal lines policies was offset by the strategic growth of our commercial residential portfolio, as well as use of inflation guard across the book of business. Compared to the year ended December 31, 2023, the policy count for markets outside of Florida decreased 14.0% due to underwriting actions and intentional exposure management, resulting in a TIV decrease of 7.6% while premiums-in-force increased by 9.8% due to rating actions.
Strategic Profitability Initiatives
Over the past three years the Company has focused on three main strategic initiatives aimed at achieving consistent long-term quarterly earnings and driving shareholder value including:
•Generating underwriting profit through rate adequacy and more selective underwriting.
•Allocating capital to products and geographies that maximize long-term returns.
•Maintaining a balanced and diversified portfolio.
Notable Achievements of Our Strategic Profitability Initiatives Since Launch in 2022
•12 consecutive quarters of achieving in-force premium growth.
•Reduced policies in force by nearly 30.0%; reduced TIV by 10.3%, and increased in-force premium by nearly 12.0%.
•Reduced exposures in over concentrated areas and in geographies where adequate rates were not achieved.
•Grew the commercial portfolio in-force premium by nearly 100%.
•Achieved rate adequacy in over 90% of our served markets.
•Launched E&S in several states that has now grown to over $46 million of in-force premium.

Strategic Initiatives for 2025
•Re-open profitable geographies and allocate capital to sustain profits and margin.
•Persistent underwriting discipline and focus on rate adequacy.
•Continued data driven analytics to drive exposure management.

Reinsurance Commutation
As further described in Note 17, Commitments and Contingencies, and Note 13, Reserve for Unpaid Losses, to the condensed consolidated financial statements, our 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s future estimation of losses to be recovered from the FHCF. As such, should further re-estimations to Hurricane Irma losses increase the Company's expected loss reserves, all the increase will be retained by the Company. The commutation process was finalized and binding for both parties upon completion which occurred during the quarter ended September 30, 2023 and the final payment by the FHCF was received by the Company in September 2023.
Trends
Inflation, Underwriting and Pricing
We continue to address rising reinsurance and loss costs in the property insurance sector through continued implementation of increased rates and inflation guard factors resulting in an increase in the average premium per policy of 22.3% at December 31, 2024 as compared to the prior year. The increase in average premium includes rate changes, inclusion of inflation in premiums as described below, and changes in the mix of business written. We experienced intentional growth of our commercial residential business during 2024 and this line of business generates significantly higher average premium per policy. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
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
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Our Florida personal lines market was seeing claim costs impacted by litigated claims, which substantially increases loss costs thereby driving up rates for the insurance buying public. Our response to this phenomenon was a combination of raising rates and reducing exposure. In recent years, legislative changes have been made in Florida which we believe are making progress toward reducing losses from abusive claim reporting practices. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The positive impact of this legislation, coupled with rate adequacy and disciplined underwriting, has resulted in the selective re-opening of counties for new personal lines business in Florida.
Our industry had experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in recent years. For the 2024 hurricane season, the supply of catastrophe excess of loss reinsurance for the Company was ample and pricing and terms have begun to moderate. We are managing exposure by writing new business only in geographies for which rates are adequate, non-renewing unprofitable business in compliance with regulatory requirements, and maintaining our strict underwriting requirements. We have improved the geographic distribution of our business, which is becoming more rate adequate.
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
Ceded premiums represent the cost of our reinsurance during a period. We recognize the cost of our reinsurance program ratably over term of the arrangement, which is typically twelve months. Our catastrophe excess of loss reinsurance generally commences on June 1 and runs through May 31 of the following year. Our net quota share treaty commences on December 31. Our other reinsurance programs may be purchased on a calendar or fiscal year basis.
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
Provision for income taxes consists of federal and state corporate level income taxes. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year and updated with actual amounts in the fourth quarter. The effective tax rate can vary from the 25.9% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment. The 2023 effective tax rate was favorably impacted by the release of valuation allowance associated with the operations of our captive reinsurer, Osprey.
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
Overview of 2024 Financial Results
In the following section, we discuss our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 13, 2024.
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
•Net income for the year ended December 31, 2024 was $61.5 million or $2.01 per diluted share, compared to a net income of $45.3 million or $1.73 diluted loss per share in the prior year. The increase was driven mostly by the positive impact of rate actions, underwriting actions, and exposure management undertaken during 2022, 2023 and 2024, partly offset by higher operating expenses and income taxes, as described below.

•Gross premiums written of $1.43 billion, an improvement of 6.7% from $1.34 billion in the prior year, driven primarily by rate actions taken in all states, which was partly offset by a personal lines policy count reduction driven by exposure management. Growth in the commercial lines business offset the decline in personal lines policies. Additionally, rate increases continued to meaningfully benefit written premiums throughout the book of business and use of inflation guard, which ensures appropriate property values, resulted in higher premium. While we expect underwriting discipline and exposure management to continue, the specific intentional targeted exposure management of the last several years is expected to level out going forward as we continue our controlled growth strategy, which includes strategically growing the personal lines policy count.
•Gross premiums earned of $1.4 billion, an improvement of 6.2% from $1.3 billion in the prior year, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy as described above.
•Net premiums earned of $767.9 million, an improvement of 10.1% from $697.2 million in the prior year, reflecting the higher gross earned premium outpacing the increase in ceded premiums for the year.
•Losses and loss adjustment expenses incurred of $447.0 million, up 4.9% from $426.1 million in the prior year. The increase primarily stems from higher catastrophe losses, partly offset by lower weather and attritional losses as described below. Additionally, we experienced $25.4 million of adverse prior year development compared to $1.6 million of favorable prior year development in 2023. The adverse development was driven largely by development of Hurricane Irma claims. The net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma, for which the losses were fully retained.
•Ceded premium ratio of 45.4%, a 1.9 point improvement over the prior year of 47.3%, driven by growth in gross premiums earned, which grew at a faster rate than the growth in ceded premiums.
•Net loss ratio of 58.2%, a 2.9 point improvement over the prior year of 61.1%, driven by the benefit of higher net premiums earned as described above, which exceeded the impact of higher losses and loss adjustments expenses incurred, as described above.
•Net expense ratio of 36.0%, up 0.8 points from the prior year amount of 35.2%, as growth in policy acquisition costs outpaced growth in net earned premium. The increase in policy acquisition costs is associated with the increase in gross premiums written as well as lower ceding commission associated with the net quota share reinsurance program as described below.
•Net combined ratio of 94.2%, a 2.1 point improvement from 96.3% in the prior year, primarily driven by lower net loss ratio, partly offset by a higher net expense ratio as described above.
•Effective tax rate was 25.6    % compared to 12.9% in the prior year. The effective tax rate for 2024 was slightly lower than the statutory rate. The effective tax rate for 2023 benefited from a $6.4 million reduction in the valuation allowance against our Osprey net deferred tax assets that had been established in the prior year, as operating income at Osprey for the year ended December 31, 2023 resulted in sufficient positive evidence to release the valuation allowance on the Osprey net deferred assets. The effective tax rate can also vary driven by the impact of permanent differences in relation to the pre-tax income or loss each year.

Consolidated Results of Operations
The following table summarizes our results of operations for the years indicated:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,432,942	$1,343,101	$89,841	6.7%
Change in gross unearned premiums	(26,836)	(19,458)	(7,378)	37.9%
Gross premiums earned	1,406,106	1,323,643	82,463	6.2%
Ceded premiums	(638,246)	(626,458)	(11,788)	1.9%
Net premiums earned	767,860	697,185	70,675	10.1%
Net investment income	36,631	25,756	10,875	42.2%
Net realized losses and impairment losses	(705)	(972)	267	(27.5)%
Other revenue	13,199	13,529	(330)	(2.4)%
Total revenue	816,985	735,498	81,487	11.1%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$447,048	$426,129	$20,919	4.9%
Policy acquisition costs	191,189	167,610	23,579	14.1%
General and administrative expenses	85,138	77,777	7,361	9.5%
Intangible asset impairment	—	767	—	(100.0)%
Total expenses	723,375	672,283	51,092	7.6%
Operating income	93,610	63,215	30,395	48.1%
Interest expense, net	10,934	11,210	(276)	(2.5)%
Income before taxes	82,676	52,005	30,671	59.0%
Provision for income taxes	21,136	6,698	14,438	215.6%
Net income	61,539	45,307	16,232	35.8%
Basic net income per share	$2.01	$1.73	$0.28	16.2%
Diluted net income per share	2.01	1.73	0.28	16.2%
Total revenue
Total revenue was $817.0 million for the year ended December 31, 2024, up 11.1% compared to $735.5 million in the prior year. The increase primarily stems from higher net premiums earned and net investment income as described below.
Gross premiums written
Gross premiums written were $1.4 billion, up 6.7% year-over-year from $1.3 billion, reflecting a strategic and substantial increase in Florida commercial residential lines business and a higher average premium per policy throughout the book of business, partly offset by intentional targeted exposure management resulting in premium reductions of personal lines business in most states. We experienced premiums written growth of 7.4% in Florida driven by growth of the commercial residential portfolio, which offset a reduction of premium written for the Florida personal lines portfolio. Premiums written outside of Florida grew 5.0% driven by growth of the California E&S business and rate actions in other states, which was partly offset by a reduction related to exposure management.
Intentional targeted exposure management was a key component of management's strategic profitability initiatives over the last several years, which were implemented to achieve consistent long-term quarterly earnings and drive shareholder value. While we expect underwriting discipline and exposure management to continue, the rate of specific intentional targeted exposure management of the last several years is expected to stabilize going forward as we continue our strategy of controlled growth in 2025.
Premiums-in-force were $1.4 billion as of December 31, 2024, representing a 5.7% increase from the prior year due to continued proactive underwriting action and rate increases across the entire portfolio and strategic growth in our commercial residential product, despite a policy count reduction of over 60,000, driven by an intentional reduction in our personal lines policy count. Concurrently, TIV decreased by 5.8%.
Gross premiums earned
Gross premiums earned were $1.4 billion for the year ended December 31, 2024, up 6.2% compared to $1.3 billion in the prior year, reflecting higher gross premiums written over the last twelve months driven by a higher average premium per policy, use of inflation guard, and organic growth of the commercial residential business.
Ceded premiums
Ceded premiums were $638.2 million for the year ended December 31, 2024, up 1.9% compared to $626.5 million in the prior year. The increase is primarily attributable to reinstatement premium of approximately$30.0 million associated with Hurricanes Ian and Milton and a higher cost of catastrophe excess of loss reinsurance, partly offset by a lower cost for our net quota share reinsurance associated with cession and associated premium volume changes. To the extent the ultimate losses for Hurricanes Ian or Milton grow, additional reinstatement premiums may be incurred depending upon the amount of additional reinsurance limit utilized.

The reduction in the net quota share reinsurance cost is associated with program changes coupled with lower premium on policies eligible for this program; the California E&S business, which has grown, does not participate in the net quota share reinsurance program. Ceding commission income associated with the net quota share reinsurance program also decreased, which drove up policy acquisition costs and general and administrative expenses.
Net premiums earned
Net premiums earned were $767.9 million for the year ended December 31, 2024, up 10.1% compared to $697.2 million in the prior year. The increase primarily stems from higher gross premiums earned outpacing higher ceded premiums as described above.
Net investment income
Net investment income, inclusive of realized investment gains (losses) and unrealized gains (losses) on equity securities, was $35.9 million for the year ended December 31, 2024, up 45.0% compared to $24.8 million in the prior year. The increase is primarily due to higher yields on cash and invested assets associated with higher interest rates, coupled with higher balances of cash and invested assets.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
OPERATING EXPENSES:
Losses and loss adjustment expenses	$447,048	$426,129	$20,919	4.9%
Policy acquisition costs	191,189	167,610	23,579	14.1%
General and administrative expenses	85,138	77,777	7,361	9.5%
Intangible asset impairment	—	767	—	(100.0)%
Total operating expenses	$723,375	$672,283	$51,092	7.6%
Total operating expenses
Total operating expenses were $723.4 million, up 7.6% from $672.3 million in the prior year. As described below, the increase in operating expenses was driven by higher losses and loss adjustment expenses and higher policy acquisition costs and general and administrative expenses.
Losses and loss adjustment expenses (LAE)
Losses and LAE were $447.0 million for the year ended December 31, 2024, up 4.9% compared to $426.1 million in the prior year. The increase primarily stems from higher catastrophe losses and adverse development, which was partly offset by lower weather and attritional losses compared to the prior year. Net current accident year weather losses were $146.7 million, up $37.5 million from $109.2 million in the prior year. Current year catastrophe losses were $104.6 million compared to catastrophe weather losses of $48.3 million in the prior year. Other weather losses were $42.1 million compared to $60.9 million in the prior year. Attritional losses were lower, primarily associated with the reduction in personal lines policy count and related underwriting criteria enhancements, which improved the book of business.

For the year 2024, we experienced $25.4 million of adverse prior year development compared to $1.6 million of favorable development for the year 2023. The 2024 net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma, for which the losses were fully retained.
Policy acquisition costs
Policy acquisition costs were $191.2 million for the year ended December 31, 2024, up 14.1% compared to $167.6 million in the prior year. The increase is primarily driven by higher acquisition costs associated with the growth in gross premiums written and lower ceding commission earned on the net quota share reinsurance contract, the income of which offsets, or reduces, other policy acquisition costs. The reduction in ceding commission income is due to less written premium associated with the net quota share reinsurance program.
General and administrative expenses
General and administrative expenses were $85.1 million for the year ended December 31, 2024, up 9.5% compared to $77.8 million in the prior year. The increase was driven by a reduction in ceding commission income, as described above, for which a portion is allocated to general and administrative expenses, as well as amortization of software and other costs that can no longer be capitalized, associated with the implementation of a new claims system, higher insurance costs, and installation of the new telephone system.
Impairment of Other Intangibles
We evaluate other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of other intangible assets may exceed their implied fair value. We had no impairments for any other intangible assets for the year ended December 31, 2024. In December 2023, we impaired approximately $0.8 million of other intangibles associated with our construction division due to management changes to its operations. Note 3 "Intangible Assets, net" of the notes to our consolidated financial statements for more detail on impairment of our goodwill in 2022.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(in thousands)
Operating income	$93,610	$63,215	$30,395	48.1%
Interest expense, net	10,934	11,210	(276)	(2.5)%
Income before taxes	82,676	52,005	30,671	59.0%
Provision for income taxes	21,136	6,698	14,438	215.6%
Net income	$61,539	$45,307	$16,232	35.8%
Basic net income per share	$2.01	$1.73	$0.28	16.2%
Diluted net income per share	$2.01	$1.73	$0.28	16.2%
Net income
Net income for the year ended December 31, 2024 was $61.5 million, an improvement of 35.8% from net income of $45.3 million in the prior year. The improvement in net income is attributable to the positive result of rate actions, underwriting discipline, and exposure management undertaken during the last several years. These and other actions resulted in growth of 10.1% in net premiums earned and a 45.0% increase in net investment income, inclusive of investment gains and losses, as described above. An increase of 4.9% in net losses and LAE, a 14.1% increase in policy acquisition costs as well as a 9.5% increase in general and administrative costs partially offset higher total revenue compared to the prior year. As described above, a higher effective tax rate diluted the benefit of these items on an after tax basis.
Interest expense, net
Interest expense was $10.9 million for the year ended December 31, 2024, a reduction from the prior year by 2.5% as a result of a decrease in interest rates on our variable rate debt.
Provision for income taxes
The provision for income taxes was $21.1 million for the year ended December 31, 2024 compared to $6.7 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was 25.6%, which is slightly lower than the statutory rate, compared to 12.9% in the prior year. The effective tax rate for 2023 was lower than the statutory rate driven by a $6.4 million reduction in the valuation allowance against our Osprey net deferred tax assets that had been established in the prior year, as operating income at Osprey for the year ended December 31, 2023 resulted in full use of Osprey operating losses. The effective tax rate can also vary driven by the impact of permanent differences in relation to the pre-tax income or loss each year.

	Year Ended December 31,
	2024	2023
Ceded premium ratio	45.4%	47.3%

Net loss and LAE ratio	58.2%	61.1%
Net expense ratio	36.0%	35.2%
Net combined ratio	94.2%	96.3%
Net combined ratio
The net combined ratio was 94.2% for the year ended December 31, 2024, a 2.1 point improvement from 96.3% in the prior year. The improvement stems primarily from a significantly lower net loss and LAE ratio, as described below.
Ceded premium ratio
The ceded premium ratio was 45.4% for the year ended December 31, 2024, a 1.9 point improvement from 47.3% to the prior year, reflecting the growth in gross premiums earned outpacing the growth in ceded premiums earned as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 58.2% for the year ended December 31, 2024, a 2.9 point improvement from 61.1% in the prior year, primarily driven by the benefit of higher net premiums earned exceeding the impact of higher losses and LAE compared to the prior year
Net expense ratio
The net expense ratio was 36.0% for the year ended December 31, 2024, up 0.8 points from 35.2% in the prior year primarily driven by higher acquisition costs caused by the growth in gross premiums written as well as less ceding commission income as described above.
Financial Condition – December 31, 2024 compared to December 31, 2023
Cash and Cash Equivalents
At December 31, 2024, cash and cash equivalents decreased by $11.0 million to $452.7 million from $463.6 million at December 31, 2023. The decrease is primarily due to the use of cash for payment of hurricane claims, partly offset by recoveries from reinsurers on Hurricanes Ian and Milton. Additionally, excess cash previously held in short term funds was used for the purchase of fixed income securities to lock in higher interest rates.
Fixed Maturity Securities
At December 31, 2024, fixed income securities increased by $94.0 million to $655.5 million from $560.7 million at December 31, 2023. The increase relates to investing in fixed income securities to lock in interest rates as well as from a reduction in unrealized losses as interest rates have declined since the fourth quarter of 2023.
Reinsurance Recoverable on Paid and Unpaid Claims
At December 31, 2024, reinsurance recoverable on paid and unpaid claims increased by $257.8 million to $740.2 million from $482.4 million at December 31, 2023. The increase is primarily due to reinsurance recoverable for losses associated with Hurricanes Ian and Milton.
Deferred Policy Acquisition costs, net
At December 31, 2024, deferred policy acquisition costs decreased by $6.1 million to $63.2 million from $69.3 million at December 31, 2023. The decrease is driven primarily by lower deferred costs such as a reduction in agent commissions for certain geographies and lower premium taxes associated with written premium growth in states with lower premium tax.
Unpaid Losses and Loss Adjustment Expenses
At December 31, 2024, unpaid losses and loss adjustment expenses increased by $196.7 million to $1.0 billion from $846.0 at December 31, 2023. The increase is primarily due to gross losses related to Hurricanes Helene and Milton which struck Florida in the third and fourth quarters of 2024.
Unearned Premiums
At December 31, 2024, unearned premiums increased by $26.8 million to $702.7 million from $675.9 million at December 31, 2023, driven by higher gross premiums written during the year ended December 31, 2024. Premiums written are recorded as revenue on a daily pro rata basis over the contract period of the related in force policies. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability; accordingly, growth in gross written premium drove the increase in unearned premiums.

Reinsurance Payable
At December 31, 2024, reinsurance payable increased by $67.2 million to $227.1 million from $159.8 million at December 31, 2023. The increase is driven by the June 1, 2024 inception of our catastrophe excess of loss reinsurance program, net of deposit premium payments made to date, of which fewer advance premium deposits were required by our reinsurers for the 2024 program.

Total Shareholders’ Equity
At December 31, 2024, total shareholders’ equity increased by $70.5 million to $290.8 million from $220.3 million at December 31, 2023. The increase is primarily due to net income of $61.5 million for the year ended December 31, 2024, coupled with a reduction in unrealized losses, from $35.3 million at December 31, 2023 to $28.6 million at December 31, 2024, as a result of lower interest rates during the period, which reduced the amount of unrealized losses on our fixed income securities.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, our cash, cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2024, we held $452.7 million in cash and cash equivalents and $663.4 million in investments, compared to $463.6 million in cash and $569.4 million in investments as of December 31, 2023. The decrease in cash and cash equivalents was primarily driven by cash used for payment of claims, inclusive of catastrophe claims from 2024 hurricanes, net of reinsurance recoveries, as well as timing of reinsurance premium payments. The increase in investments was driven by re-investment of proceeds from investment maturities and short term funds to secure a higher yield given expectations of interest rate declines. Additionally, unrealized losses on our fixed income securities declined as interest rates stabilized.
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

Statement of Cash Flows
The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2024	2023	2022	2024 vs 2023 Change	2023 vs 2022 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$87,095	$70,415	$(34,260)	$16,680	$104,675
Investing activities	(91,599)	100,806	(37,862)	$(192,405)	$138,668
Financing activities	(5,190)	14,546	(5,058)	$(19,736)	$19,604
Net change in cash, cash equivalents, and restricted cash	$(9,694)	$185,767	$(77,180)	$(195,461)	$262,947
Operating Activities
Net cash provided by operating activities for the years ended December 31, 2024 and 2023 was $87.1 million and $70.4 million, respectively. The increase was primarily driven by cash from operations including timing of receipt of reinsurance recoveries, and timing of cash flows associated with claim and reinsurance payments. The timing of reinsurance payments on the catastrophe excess of loss program were more accelerated for the 2023 program than the 2024 program.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 was $91.6 million compared to net cash provided by of $100.8 million in the prior year. The change relates primarily to the timing of investment maturities and use of proceeds and availability of cash to invest in longer duration fixed income securities during 2024 to lock in current interest rates.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 was $5.2 million, compared to net cash provided by of $14.5 million in the prior year. The change relates primarily to the proceeds received from a loan in the amount of $5.5 million to an insurance company subsidiary from the FHLB-DM in 2024 compared to net proceeds of $24.8 million in 2023 from an underwritten public offering.
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ended March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ended December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ended December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2024 and December 31, 2023, there was $70.1 million and $79.6 million, respectively, in aggregate principal outstanding under the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At December 31, 2024 and 2023, the outstanding balance under the Revolving Credit facility was $10.0 million. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025, which provided additional collateral for reinsurance contracts associated with Osprey Re and remained outstanding at December 31, 2024.

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
The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2024, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 7.449% and 7.423% per annum, respectively.
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
As of December 31, 2024 and 2023, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
As discussed above, holders of the Convertible Notes issued by the Company had an optional put right, pursuant to the indenture governing the Convertible Notes, to require the Company to repurchase the aggregate principal amount of Convertible Notes that are validly tendered. The Company received notice from the Depository for the Convertible Notes that, on July 29, 2022, $10.9 million aggregate principal amount of the Convertible Notes has been validly tendered in accordance with the terms of the indenture and the Company’s notice with respect to the optional put right of the Convertible Notes, and the Company has requested that the Trustee cancel the Convertible Notes tendered. The outstanding balance as of December 31, 2024 of non-affiliated Notes was $885,000. On August 1, 2022, the Company made payments for the principal amount of the Convertible Notes tendered and unpaid interest in the aggregate amounts of $10.9 million and $320,041, respectively. In November 2022, the Company drew $10.0 million from the Revolving Credit Facility to replenish the cash used to pay the $10.9 million for the purchase of the tendered Convertible Notes.
FHLB Loan Agreements
In December 2018, an insurance company subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB-AT”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-AT. Membership in the FHLB-AT required an investment in FHLB-AT’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required certain other investments to be pledged as collateral. As of December 31, 2024, the fair value of the collateralized securities was $23.9 million and the equity investment in FHLB-AT common stock was valued $1.5 million. For the year ended December 31, 2024, and 2023, the Company made monthly interest payments as per the terms of the loan agreement of $994,742 and $723,771, respectively. The subsidiary is permitted to withdraw any portion of the pledged collateral over the minimum collateral requirement at any time, other than in the event of a default by the subsidiary. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023.
In December 2018, another insurance company subsidiary became a member of the FHLB De Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of December 31, 2024, the fair value of the collateralized securities was $6.7 million and the equity investment in FHLB-DM common stock was $295,500. For the year ended December 31, 2024, the Company made monthly interest payments as per the terms of the loan agreement of approximately $58,294.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations and commitments as of December 31, 2024:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$89,345	$15,927	$73,418	$—	$—
Convertible debt (1)	38,282	1,293	2,586	2,586	31,817
Mortgage loan (1)	10,750	375	807	891	8,677
FHLB agreement (1)	25,899	19,678	472	5,749	—
Operating lease obligations	28,339	4,879	9,693	9,452	4,315
Total Contractual Obligations	$192,615	$42,152	$86,976	$18,678	$44,809
(1)Amounts represent principal and interest payments to debt obligations. Debt obligations are classified based on their stated maturity date. For further information on long-term debt, Refer to Note 14 “Long Term Debt” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
In accordance with the SEC's Financial Reporting Release No 48, we performed sensitivity analysis, also referenced as the hypothetical analysis (refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk) to determine the effects that market risk exposures could have on the Company's future portfolio's earnings, fair value or cash flow as of December 31, 2024. Market risk represents the risk of changes in the fair value of financial instrument and consists of several components, including liquidity, basis and price risks.
The sensitivity analysis performed as of December 31, 2024 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by as of the year ended December 31, 2024 and are sensitive to changes in interest rates. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.
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
The Company’s invested assets at December 31, 2024 were $663.4 million, of which 98.8% was invested in fixed maturity and short-term investments, 0.3% in equity securities, and 0.9% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.
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
The carrying value of the Company’s fixed maturity portfolio at December 31, 2024 was $663.4 million. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "A" at December 31, 2024 and “A+” at December 31, 2023. Below investment grade securities represented 0.01% of the total fixed maturity investment portfolio at both December 31, 2024 and 2023. The weighted average effective duration of fixed maturities and short-term securities was 3.06 (3.07 excluding short-term securities) at December 31, 2024 and 3.086 (3.16 excluding short-term securities) at December 31, 2023.
Critical Accounting Policies and Estimates
The following discussion and analysis presents the more significant factors that affected our financial conditions as of December 31, 2024 and 2023 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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
Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is equity based such that policies are canceled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment and returned agent commission. For December 31, 2024, 2023 and 2022, we recorded bad debt expense of approximately $51,500, $855,750 and $0, respectively.
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
Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2024 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $191.1 million of recorded case reserves, we recorded $851.6 million of IBNR reserves as of December 31, 2024 to achieve overall gross reserves of $1.04 billion. At December 31, 2024, ceded IBNR and net IBNR were $571.2 million and $280.4 million, respectively.
The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.
The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income, stockholders’ equity, and liquidity as of and for the year ended December 31, 2024 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$367,035	$298,502	18.7%	$399,518	(8.9)%

Impact on:
Net income	$61,539	$111,911	81.9%	$37,664	(38.8)%
Stockholders’ equity	$290,799	$341,171	17.3%	$266,924	(8.2)%
Cash, cash equivalents and investments (1)	$1,116,110	$1,166,482	4.5%	$1,092,234	(2.1)%
(1)Estimated cash, cash equivalents and investments is intended to present a measure of future liquidity and consists of cash, cash equivalents, and investments, less the change in loss reserves, net of taxes.
Policy Acquisition Costs. We incur policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party administrator at the time of policy issuance, (iii) premium taxes and (iv) inspection fees. We capitalize policy acquisition costs to the extent recoverable, then we amortize those costs over the contract period of the related policy. We also earn ceding commission on our quota share reinsurance contracts, which is presented as a reduction of policy acquisition costs on the Consolidated Statements of Operations and Other Comprehensive Income, with any unearned ceding commission recognized as an offset to deferred policy acquisition costs on the Consolidated Balance Sheet and within the notes to the Consolidated Financial Statements described in Note 11. Deferred Policy Acquisition Costs. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.
Our accounting policy is to allocate ceding commission income between policy acquisition costs and general and administrative expenses for financial reporting purposes based upon the proportion these costs bear to production of new business. For the years ended December 31, 2024, 2023 and 2022, we earned ceding commission income of $50.3 million, $64.8 million and $61.9 million of which $37.8 million, $48.7 million and $46.5 million was allocable to policy acquisition costs.
Deferred taxes. At December 31, 2024, we assessed our deferred tax position and hold no valuation against our net deferred tax assets as there is sufficient evidence to support the recorded net deferred tax asset.
Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2024 and 2023.
Reinsurance. We follow the industry practice of reinsuring a portion of our risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies we write to another insurer, known as a reinsurer. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.
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
We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2024, 2023, and 2022.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our investment portfolios at December 31, 2024, include interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised primarily of investment grade (investments receiving Standard & Poor's Global Ratings (“S&P”) or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and other asset-backed securities (“ABS”), and mortgage-backed securities (“MBS”). Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in the price of the securities that we hold for investment. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for any equity securities held are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.
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
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.07 years at December 31, 2024 and 3.08 years at December 31, 2023. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2024, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, at December 31, 2023 our average credit quality rating was an A+.

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2024 (in thousands, except percentages):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$595,448	$(60,108)	(9)%
200 basis point increase	$615,475	$(40,081)	(6)%
100 basis point increase	$635,510	$(20,045)	(3)%
100 basis point decrease	$675,609	$20,054	3%
200 basis point decrease	$695,673	$40,117	6%
300 basis point decrease	$715,721	$60,166	9%
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
The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2024 (in thousands, except percentages):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$51,468	7%	$47,357	7%
AA+, AA, AA-	$379,303	55%	$354,390	55%
A+, A, A-	$152,321	22%	$147,059	22%
BBB+, BBB, BBB-, BB	$109,599	16%	$106,655	16%
Not rated	$99	—%	$94	—%
Total	$692,790	100%	$655,555	100%
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
Our equity investment portfolio at December 31, 2024 consisted of membership shares held of FHLB common stock which are carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were canceled, as the membership cannot be sold.

The following table illustrates the composition of our equity portfolio at December 31, 2024 (in thousands):

	Estimated Fair Value	% of Total Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,936	100%
Subtotal	$1,936	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,936	100%
Foreign Currency Exchange Risk
At December 31, 2024, we did not have any material exposure to foreign currency related risk.

Item 8.             Financial Statements and Supplementary Data
HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Heritage Insurance Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.
Basis for Opinion
The Company's management is responsible for these financial statements; maintaining effective internal control over financial reporting; and its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management's Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $1.043 billion at December 31, 2024. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2024, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2024 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported or IBNR). Management estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management also engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE.
Estimating the liability for unpaid losses and LAE requires significant judgment including the selection of loss ratios, projection of loss development patterns, and use of and weighting of actuarial methods. Estimating the liability for unpaid losses and LAE is inherently uncertain, dependent on management’s judgment, and significantly impacted by claim and actuarial factors and conditions that may change over time. The ultimate settlement of unpaid losses and LAE may vary materially from the recorded liability, and such variance may adversely affect the Company’s financial results. For these reasons, we identified the estimate of unpaid losses and LAE as a critical audit matter, as it involved especially subjective auditor judgment.
How the Critical Audit Matter was Addressed in the Audit
Our audit procedures related to the unpaid losses and LAE reserve included the following, among others:
•We obtained an understanding, evaluated the design, and tested the operating effectiveness of key controls over the process and data used by management to estimate the liability for unpaid losses and LAE, including those controls related to the estimation of and management’s review of the estimated liability of unpaid losses and LAE.
•We tested the completeness, integrity, and accuracy of the underlying data used by the Company’s engaged actuaries, such as paid loss data, case reserve data, loss adjustment expense data, and loss development tables.
•With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company’s engaged actuaries to evaluate their unpaid losses and LAE reserve estimate. We assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE, including the key factors considered by management in arriving at such estimates. auditor judgment.
/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.
Chicago, Illinois
March 13, 2025

HERITAGE INSURANCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2024	2023
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $692,790 and $606,646)	$655,555	$560,682
Equity securities, at fair value, (cost $1,936 and $1,666)	1,936	1,666
Other investments, net	5,952	7,067
Total investments	663,443	569,415
Cash and cash equivalents	452,666	463,640
Restricted cash	10,979	9,699
Accrued investment income	5,592	4,068
Premiums receivable, net	102,134	89,490
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197	740,204	482,429
Prepaid reinsurance premiums	309,802	294,222
Income taxes receivable	—	13,354
Deferred income tax asset, net	13,876	11,111
Deferred policy acquisition costs, net	63,204	69,256
Property and equipment, net	38,080	33,218
Right-of-use lease asset, finance	15,082	17,606
Right-of-use lease asset, operating	5,850	6,835
Intangibles, net	36,372	42,555
Other assets	11,640	12,674
Total Assets	$2,468,924	$2,119,572
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$1,042,687	$845,955
Unearned premiums	702,707	675,921
Reinsurance payable	227,060	159,823
Long-term debt, net	116,319	119,732
Advance premiums	15,186	23,900
Income tax payable	846	—
Accrued compensation	8,926	9,461
Lease liability, finance	18,071	20,386
Lease liability, operating	6,945	8,076
Accounts payable and other liabilities	39,378	36,039
Total Liabilities	$2,178,124	$1,899,292
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 42,838,713 shares issued and 30,607,039 outstanding at December 31, 2024 and 42,450,612 shares issued and 30,218,938 outstanding at December 31, 2023	3	3
Additional paid-in capital	362,644	360,310
Accumulated other comprehensive income, net of taxes	(28,604)	(35,250)
Treasury stock, at cost, 12,231,674 shares at December 31, 2024 and 2023	(130,900)	(130,900)
Retained earnings	87,656	26,117
Total Stockholders' Equity	290,799	220,280
Total Liabilities and Stockholders' Equity	$2,468,924	$2,119,572
The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023	2022
REVENUES:
Gross premiums written	$1,432,942	$1,343,101	$1,275,031
Change in gross unearned premiums	(26,836)	(19,458)	(66,207)
Gross premiums earned	1,406,106	1,323,643	1,208,824
Ceded premiums earned	(638,246)	(626,458)	(571,759)
Net premiums earned	767,860	697,185	637,065
Net investment income	36,631	25,756	11,977
Net realized losses and impairment losses	(705)	(972)	(258)
Other revenue	13,199	13,529	13,676
Total revenues	816,985	735,498	662,460
EXPENSES:
Losses and loss adjustment expenses	447,048	426,129	501,162
Policy acquisition costs, net of ceding commission income(1)	191,189	167,610	156,304
General and administrative expenses, net of ceding commission income(2)	85,138	77,777	70,396
Goodwill or intangible asset impairment	—	767	91,959
Total expenses	723,375	672,283	819,821
Operating income (loss)	93,610	63,215	(157,361)
Interest expense, net	10,934	11,210	8,809
Income (loss) before income taxes	82,676	52,005	(166,170)
Provision (benefit) for income taxes	21,136	6,698	(11,807)
Net income (loss)	$61,539	$45,307	$(154,363)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on investments	8,771	23,388	(64,335)
Reclassification adjustment for net realized investment (gains) losses	(51)	636	258
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,074)	(5,690)	15,065
Total comprehensive income (loss)	$68,185	$63,641	$(203,375)
Weighted average shares outstanding
Basic	30,595,348	26,193,065	26,343,826
Diluted	30,654,611	26,252,328	26,343,826
Earnings (loss) per share
Basic	$2.01	$1.73	$(5.86)
Diluted	$2.01	$1.73	$(5.86)
(1)Policy acquisition costs includes $37.8 million, $48.7 million and $46.5 million of ceding commission income for the reporting years 2024, 2023 and 2022, respectively.
(2)General and administration includes $12.5 million, $16.1 million and $15.4 million of ceding commission income for the reporting years 2024, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance at December 31, 2021	26,753,511	$3	$332,797	$138,381	$(123,557)	$(4,573)	$343,051
Net unrealized change in investments, net of tax	—	—	—	—	—	(49,012)	(49,012)
Surrendered shares for tax withholding	(28,271)	—	(94)	—	—	—	(94)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	496,552	—	—	—	—	—	—
Stock buy-back	(1,694,937)	—	—	—	(7,343)	—	(7,343)
Forfeiture on restricted stock	(12,422)	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	2,008	—	—	—	2,008
Cash dividends declared ($0.24 per share of common stock)	—	—	—	(3,208)	—	—	(3,208)
Net loss	—	—	—	(154,363)	—	—	(154,363)
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	18,335	18,335
Surrendered shares for tax withholding	(68,865)	—	(429)	—	—	—	(429)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	1,286,855	—	—	—	—	—	—
Forfeiture on restricted stock	(483,454)	—	(1,750)	—	—	—	(1,750)
Stock-based compensation on restricted stock	—	—	3,112	—	—	—	3,112
Issuance of common stock through public and private offering, net	3,919,969	—	24,666	—	—	—	24,666
Net income	—	—	—	45,307	—	—	45,307
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	6,646	6,646
Surrendered shares for tax withholding	(77,159)	—	(971)	—	—	—	(971)
Issued restricted stock	465,260	—	—	—	—	—	—
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Stock-based compensation on restricted stock	—		3,254	—	—	—	3,254
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Net income	—	—	—	61,539	—	—	61,539
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$61,539	$45,307	$(154,363)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,254	1,362	2,008
Bond amortization and accretion	(2,644)	(3,488)	3,121
Amortization of original issuance discount on debt	857	469	1,037
Depreciation and amortization	9,551	8,689	8,359
Allowance for bad debt	51	856	(1)
Net realized losses and impairment losses on investments	705	972	258
Net gain from sale of asset	—	(35)	(399)
Deferred income taxes	(4,839)	40	(11,202)
Goodwill or intangible asset impairment	—	767	91,959
Changes in operating assets and liabilities:
Accrued investment income	(1,524)	(251)	(650)
Premiums receivable, net	(12,695)	2,403	(20,823)
Prepaid reinsurance premiums	(15,580)	12,755	(41,104)
Reinsurance receivable and recoverable	(257,775)	322,630	(535,668)
Income taxes receivable	13,354	(1,236)	(379)
Deferred policy acquisition costs, net	6,053	(3,267)	(5,736)
Right-of-use asset, net	3,509	3,026	286
Other assets	1,034	(1,165)	763
Unpaid losses and loss adjustment expenses	196,732	(285,852)	541,641
Unearned premiums	26,786	19,280	66,222
Reinsurance payable	67,237	(39,980)	8,075
Income taxes payable	846	—	—
Accrued interest	(179)	(410)	(3)
Leasehold incentives	—	—	1,622
Advance premiums	(8,714)	(2,616)	2,012
Accrued compensation	(535)	2,867	(1,420)
Lease liability, net	(3,446)	(2,785)	75
Other liabilities	3,518	(9,923)	10,050
Net cash provided by (used in) operating activities	87,095	70,415	(34,260)
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and pay downs	203,512	332,511	93,726
Fixed maturity securities purchases	(286,970)	(230,743)	(127,400)
Equity securities reinvestment of dividends	(270)	(152)	—
Return on other investments	359	1,080	14,945
Other investment sales	—	8,000	—
Other investment purchases	—	—	(7,599)
Leasehold improvements	—	—	(3,825)
Proceeds from other investments sold	—	—	848
Cost of property and equipment acquired	(8,230)	(9,890)	(8,557)
Net cash (used in) provided by investing activities	(91,599)	100,806	(37,862)
FINANCING ACTIVITIES
Proceeds from term loan facility	—	—	35,000
Proceeds from loan agreement	5,500	—	—
Issuance of common stock, net of offering costs	(3)	24,666	—
Repurchase of convertible notes	—	—	(22,529)
Mortgage loan payments	(270)	(180)	(322)
Principal payments on term loan facility	(9,500)	(9,500)	(5,000)
Tax withholding on share-based compensation awards	(971)	(429)	(94)
Purchase of treasury stock	—	—	(7,343)
Dividends forfeited (paid)	54	(11)	(4,770)
Net cash (used in) provided by financing activities	(5,190)	14,546	(5,058)
(Decrease) increase in cash, cash equivalents, and restricted cash	(9,694)	185,767	(77,180)
Cash, cash equivalents and restricted cash, beginning of period	473,339	287,572	364,752
Cash, cash equivalents and restricted cash, end of period	$463,645	$473,339	$287,572

	For the Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information:
Income taxes paid (refunded), net	$12,590	$8,565	$(285)
Interest paid	$9,466	$9,312	$7,837
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:

	December 31, 2024	December 31, 2023

	(in thousands)
Cash and cash equivalents	$452,666	$463,640
Restricted cash	10,979	9,699
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$463,645	$473,339
The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices
Business Description
Heritage Insurance Holdings, Inc. (the “Company”) is an insurance holding company. The Company’s insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), Narragansett Bay Insurance Company (“NBIC”) and Pawtucket Insurance Company (“PIC”). PIC is currently inactive and has no policies in force or outstanding claims. The Company’s other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of Heritage P&C; Contractors’ Alliance Network, LLC, the Company’s vendor network manager; Skye Lane Properties, LLC, the Company’s property management subsidiary; Osprey Re Ltd., the Company’s reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by the Company’s insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”); NBIC Holdings, Inc., and NBIC Service Company which provides services to NBIC.
The Company’s primary products are personal and commercial residential insurance, which the Company currently offers in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia. The Company conducts its operations under a single reporting and operating segment.
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
Business Segment
Pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting, operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. The Company’s operations consist of a single operating and reportable segment: residential property insurance. The Company conducts its business as a property and casualty insurer, which is based upon the Company's business organizational and management structure, as well as information used by the Company's Chief Executive Officer and Board of Directors, who are collectively the chief operating decision maker ("CODM") to allocate the Company's resources. The CODM makes decisions, allocates resources, and assesses corporate performance using consolidated financial information. The CODM receives consolidated financial statements to evaluate the performance of the Company and to make decisions that affect the Company's prospects for future cash flows and profitability.
Reclassification
We reclassified deferred ceding commission revenue from Accounts payable and other liabilities to Deferred policy acquisition costs, net, in the 2023 condensed consolidated Balance Sheet. The reclassification was also reflected in Note 11. Deferred policy acquisition costs, net and Note 18. Accounts payable and other liabilities in the 2023 consolidated financial footnotes.
Use of Estimates
The preparation of consolidated financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires the Company to make estimates and assumptions about future events that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. The Company evaluates its estimates on an ongoing basis when updated information related to such estimates becomes available. The Company bases its estimates on historical experience and information available to it at the time these estimates are made. Actual results could differ materially from these estimates.

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
Restricted Cash
Restricted cash related to individual state regulatory deposits of $11.0 million and $9.7 million as of December 31, 2024 and 2023, respectively. The Company earned interest income of $33,545 and $26,052 on its restricted cash deposits.
Investments
Securities Available for sale
The Company investments in debt securities and short-term investments are classified as available-for-sale with maturities of greater than three months and reported at fair value in the consolidated balance sheet. Subsequent to its acquisition of debt securities and short-term available-for-sale, the Company records changes in value through the date of disposition as unrealized holding gains and losses, net of tax effects, and includes them as a component of other comprehensive income. Premium and discount on investment securities are amortized and accreted using the interest method and charged or credited to investment income. Refer to Note 2 “Investments” to these consolidated financial statements for further information.
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
Allowance for Credit Losses (Available-for-Sale-Debt Securities)
The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2024 and 2023, management evaluated and determined a credit allowance was not significant to the financial statements.

Other Investments
Non-Consolidating Variable Interest Entities (“VIEs”)
The Company holds certain passive investments as described in Note 2 "Investments" to these financial statements. The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or entitled to benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2024 and 2023, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.
Equity securities that do not result in consolidation and are not accounted for under the equity method, are measured at fair value. Equity securities without a readily determinable fair value are reported at cost, less impairment, unless the Company identifies observable price changes in orderly transactions for the identical or a similar investment of the same issuer (measurement alternative). Changes in fair value are reflected in the Company’s consolidated statements of operations. Certain other investments provide the Company with monthly or quarterly return on capital on a regular schedule.
Impairment of Other Investments
The Company maintains various interests in other investments without a readily determinable fair value that are evaluated for impairment at each reporting period. When such events or changes occur, the Company evaluates the estimated present value of future cash flows compared to its cost basis in the investment to evaluate whether there may be an impairment. For the year ended December 31, 2024, the Company recorded $0.8 million impairment charges on its other investments. For the year ended December 31, 2023, the Company recorded $2.2 million impairment charges on its other investments.
Fair Value
Major categories of financial assets and liabilities are measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when impaired, which include long-lived assets, and other investments that the Company cannot significantly influence.
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the principal or most advantageous market in which the Company would transact is analyzed. Assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance, are considered.
The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2024. Changes in interest rates after December 31, 2024 may affect the fair value of the Company’s investments.
The Company’s non-financial assets, such as intangible assets, are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Refer to Note 3 “Intangible Assets, net” to these consolidated financial statements for further information on the Company's 2022 goodwill impairment charges. At December 31, 2022, there was no remaining goodwill. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.
Premiums
The Company records direct and assumed premiums written as revenue, which are earned on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from the Company's policyholders for billed premiums and related policy fees. The Company's current policy system cancels policies for non-payment in compliance with state insurance regulations, and thereby ensures that premium is not earned if the premium payment is not current. Balances in premiums receivable are removed upon cancellation of the policy due to non-payment. The Company recorded no allowance for doubtful accounts for premiums receivable for the years ended December 31, 2024 or 2023, respectively. The Company's allowance for doubtful accounts, which includes premium balances from a previous billing system as well as uncollectible agent commission due back to the Company for cancelled policies, was $1.4 million and $1.3 million as of December 31, 2024 and 2023, respectively. Bad debt expense related to uncollectible agent commission due back to the Company for cancelled policies was $0.7 million, $0.9 million and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
When the Company receives premium payments from policyholders prior to the effective date of the related policy, the Company records an advance premiums liability. On the policy effective date, the Company reduces the advance premium liability and records the premiums as described above.
Policy Acquisition Costs
The Company incurs policy acquisition costs that vary with, and are directly related to, the production of new business. Policy acquisition costs consist of the following four items: (i) commissions paid to outside agents at the time of policy issuance; (ii) policy administration fees paid to a third-party administrator at the time of policy issuance; (iii) premium taxes; and (iv) inspection fees. The Company capitalizes policy acquisition costs to the extent recoverable, then the Company amortizes those costs over the contract period of the related policy. The deferred reinsurance ceding commission income is amortized over the effective period of the related insurance policies and is offset to deferred policy acquisition costs in the Company's Consolidated Balance Sheet.
The Company earns ceding commission on its quota share reinsurance contracts. The Company's accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. Ceding commissions received on ceded reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the assumed underlying contract. For the years ended December 31, 2024, 2023, and 2022, the Company earned ceding commission income of $50.3 million, $64.8 million and $61.9 million of which $37.8 million, $48.7 million and $46.5 million was allocatable to policy acquisition costs.
Ceding commission income is deferred and recognized over the quota share contract period. The amount and rate of ceding reinsurance commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.
Premium Deficiency Reserve
At each reporting date, the Company determines whether it has a premium deficiency. A premium deficiency would result if the sum of the Company’s expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded the Company’s related unearned premiums plus investment income. Should the Company determine that a premium deficiency exists, the Company would record a reserve for the unrecoverable portion of deferred policy acquisition cost. At December 31, 2024 and 2023, the Company has recorded no premium deficiency reserve.
Reinsurance
The Company follows industry practice of reinsuring a portion of its risks. Reinsurance involves transferring, or “ceding”, all or a portion of the risk exposure on policies the Company writes to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss. As a result, a reasonable possibility exists that an estimated recovery may change significantly in the near term from the amounts included in the Company’s consolidated financial statements.
The Company’s reinsurance agreements are generally short-term, prospective contracts. The Company records an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of new reinsurance agreements. The Company amortizes its prepaid reinsurance premiums over the 12-month contract period.

The Company's provisional ceding commissions that it receives in connection with its reinsurance contracts for the underwriting years for 2024 and 2023 are recorded as an offset to deferred acquisition costs.
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
The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2024, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the interest rate environment and (iv) the stressed global economy. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance, if any.
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
Leases
The Company leases office space under finance and operating leases with expiration dates through 2031. The Company determines whether an arrangement constitutes a lease and record lease liabilities and right-of-use assets on its consolidated balance sheets at lease commencement. The Company primarily uses its incremental borrowing rates for its operating leases (rates are not readily determinable) and implicit rates for its financing leases in determining the present value of lease payments. The Company measures right-of-use assets based on the corresponding lease liability adjusted for (i) payments made to the lessor at or before the commencement date, (ii) initial direct costs the Company incurs and (iii) tenant incentives under the lease. The Company begins recognizing rent expense when the lessor makes the underlying asset available to the Company, the Company does not assume renewals or early terminations unless the Company is reasonably certain to exercise these options at commencement, and it does not allocate consideration between lease and non-lease components.
For short-term leases, the Company records rent expense in its consolidated statements of operations on a straight-line basis over the lease term and record variable lease payments as incurred.
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
Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally up to 15 years. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. For the year ended December 31, 2024, the Company did not identify any impairments. For the year ended December 31, 2023, the Company recorded an impairment of $767,000 associated with the Company construction affiliate resulting from changes to its operations.
Unpaid Losses and Loss Adjustment Expenses
The Company’s reserves for unpaid losses and loss adjustment expenses represent the estimated ultimate cost of settling all reported claims plus all claims the Company incurred related to insured events that have occurred as of the reporting date, but that policyholders have not yet reported to the Company (incurred but not reported, or “IBNR”).
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
Assessments
Guaranty fund and other insurance-related assessments imposed upon the Company’s insurance company affiliates are recorded as policy acquisition costs in the period the regulatory agency imposes the assessment. To recover assessments which are paid in advance to the guaranty fund or other insurance-related entity, the Company recoups such assessments from the Company's policyholders in the form of a policy surcharge. Once the recoupment period begins, the entire recoupment amount is recorded as an asset on the Company's balance sheet. There were no such assessments during the periods presented.

The Company collects pass through assessments imposed upon policyholders as a policy surcharge and records the amounts collected as a liability until the Company remits the amounts to the regulatory agency that imposed the assessment.
Convertible Notes
In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. As of December 31, 2024 and 2023, the Company has approximately $885,000 of the Convertible Notes outstanding. This amount is net of $21.1 million of Convertible Notes reacquired and held by an insurance company subsidiary. Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.
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
Recently adopted accounting guidance
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amended guidance requires incremental reportable segment disclosures, primarily about significant segment expenses. The amendments also require entities with a single reportable segment to provide all disclosures required by these amendments, and all existing segment disclosures. The amendments will be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the pronouncement as of December 31, 2024, and as a result, added financial statement disclosure within Note 25. Segment Reporting.
Recent accounting guidance not adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance is effective for annual periods beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. The Company is evaluating the impact this amended guidance may have on the notes to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amended guidance requires disaggregation of certain expense captions into specified natural expense categories in the disclosures within the notes to the financial statements. In addition, the guidance requires disclosure of selling expenses and its definition. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance can be applied either prospectively or retrospectively. The Company is evaluating the impact this amended guidance may have on the notes to its consolidated financial statements.
There are other new accounting pronouncements issued by the FASB that the Company has adopted or will adopt, as applicable. The Company does not believe any of these new accounting pronouncements have had, or will have, a material impact on its consolidated financial statements or disclosures.
Note 2. Investments
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2024	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities (1)	$93,416	$245	$900	$92,761
States, municipalities and political subdivisions	326,620	162	25,881	300,901
Corporate bonds	246,795	903	9,009	238,689
Mortgage-backed securities (1)	17,366	—	2,672	14,694
Asset-backed securities	$2,588	$—	$88	2,500
Other	$6,005	$5	$—	6,010
Total	$692,790	$1,315	$38,550	$655,555
(1)Includes securities at December 31, 2024 with a carrying amount of $23.9 million and $6.7 million that were pledged as collateral for the advance agreement entered into with a financial institution in years 2018 and 2024, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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
(1)Includes securities at December 31, 2023 with a carrying amount of $26.3 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.
The table below summarizes the Company’s fixed maturity securities at December 31, 2024 and 2023 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$92,493	13%	$91,333	14%
Due after one year through five years	395,362	57%	379,218	57%
Due after five years through ten years	170,853	25%	154,387	24%
Due after ten years	34,082	5%	30,617	5%
Total	$692,790	100%	$655,555	100%

	December 31, 2023
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$90,919	15%	$89,529	16%
Due after one year through five years	344,368	57%	322,394	57%
Due after five years through ten years	141,647	23%	122,333	22%
Due after ten years	29,712	5%	26,426	5%
Total	$606,646	100%	$560,682	100%
Actual maturities may differ from the contractual maturities because borrowers may have certain prepayment conditions.
Net Realized Gains (Losses) and Impairment Losses
The proceeds from the sale of debt securities were $6.5 million, $76.9 million and $27.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the years ended December 31, 2024, 2023 and 2022, respectively:

	For the Years ended December 31,
	2024		2023		2022
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale

	(in thousands)
Debt Securities Available-for-sale
Realized gains	$52	$5,702	$2	$22,220	$37	$4,836
Realized losses	(5)	794	(638)	54,672	(295)	22,245
Net realized gains (losses)	$47	$6,496	$(636)	$76,892	$(258)	$27,081
The following table presents the reconciliation of net realized losses and impairment losses on the Company’s investments reported for the years ended December 31, 2024, 2023 and 2022, respectively:

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)
Gross realized gains on sales of available-for-sale securities	$52	$2	$37
Gross realized losses on sales of available-for-sale securities	(5)	(638)	(295)
Gross realized gains on sales of other investments	—	1,900	—
Impairment charge in other investments, net	(752)	(2,236)	—
Net realized losses and impairment losses	$(705)	$(972)	$(258)
Equity Investments
For the years ended December 31, 2024, 2023 and 2022, the Company had no net realized and unrealized gains or (losses) reported.
The following table presents the Company's equity investments as of December 31, 2024 and 2023, respectively.

For the Year Ended December 31,	2024	2023
Membership Shares	1,936	1,666
Total equity investments	$1,936	$1,666
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2024, 2023 and 2022, respectively:

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)
Debt securities available-for-sale	$18,151	$16,848	$11,037
Equity securities	204	222	50
Cash and cash equivalents	20,804	8,398	2,257
Other investments	906	2,309	693
Net investment income	40,065	27,777	14,037
Investment expenses	3,434	2,021	2,060
Net investment income, less investment expenses	$36,631	$25,756	$11,977

Unrealized Losses on Debt Securities
The following tables present, for all debt securities available-for-sale in an unrealized loss position, for which no allowance for credit loss is established (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	18	$294	$29,710	19	$606	$18,541
States, municipalities and political subdivisions	26	803	29,440	342	25,078	249,317
Corporate bonds	44	496	33,391	170	8,513	114,361
Mortgage-backed securities	1	—	—	122	2,672	14,694
Asset-backed securities	—	—	—	31	88	2,501
Other	—	—	—	—	—	—
Total	89	$1,593	$92,541	684	$36,957	$399,414

	Less Than Twelve Months			Twelve Months or More
December 31, 2023	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	3	$14	$2,962	32	$1,281	$42,305
States, municipalities and political subdivisions	6	21	3,875	382	30,997	274,876
Corporate bonds	10	24	6,398	188	11,834	128,771
Mortgage-backed securities	10	—	7	138	2,769	19,810
Asset-backed securities	—	—	—	24	20	373
Other	—	—	—	—	—	—
Total	29	$59	$13,242	764	$46,901	$466,135
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
The Company evaluated the available for sale investments that were in an unrealized loss position for the years ended December 31, 2024 and 2023 and determined that the decline in fair value was caused by rising interest rates, resulting in no credit loss allowance recorded as of December 31, 2024 or December 31, 2023.

Other Investments
Non-Consolidated Variable Interest Entities (“VIEs”)
The Company makes passive investments in limited partnerships (“LPs”), which is accounted for using the equity method, with income reported in net realized and unrealized gains and losses. The Company also makes passive investments in a Real Estate Investment Trust (“REIT”), which are accounted for using the measurement alternative method, which is reported at cost less impairment (if any), plus or minus changes from observable price changes, as described in the table below.
The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2024 and 2023 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2024	2023
Other Real Estate LLC (1)	Other Investments	Measure Alternative	$549	$1,066
Real Estate Corporation(2)	Other Investments	Measure Alternative	542	758
Preferred Membership/Interest (3)	Other Investments	Measure Alternative	4,490	4,490
Non-real estate related (4)	Other Investments	Equity Method	371	753
Total non-consolidated VIEs			$5,952	$7,067
(1)For the year ended December 31, 2024, an impairment of $382,983 was recognized in Net realized losses and impairment on the Statement of Operations. Also, for the year ended December 31, 2024, the Company received principal pay downs in the amount of $134,152.
(2)For the year December 31, 2024, the Company received capital distributions in the amount $216,000. For the year ended December 31, 2023, an impairment of $676,000 was recognized in Net realized losses and impairment losses on the Statement of Operations.
(3)The preferred interest agreement dated June 2022 in aggregate of $8.5 million is subject to fixed principal and interest schedules with a maturity date of July 1, 2027. In December 2023, the Company sold 47% of its preferred interest for $4.0 million to a nonaffiliated third party.
(4)The Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, or transfer its investment, without the consent of the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and interest processed from the underlying assets. Semi-annually, the Company reviews the investments for impairments based on activity and/or communications received by the General Partner. For the year ended December 31, 2024, an impairment of $373,617 was recognized in net realized losses and impairment losses on the statement of operations.
The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$920	$920	$1,819	$1,819
Investments in non-consolidated VIEs - Measurement alternative	$5,032	$5,032	$5,248	$5,248
Total non-consolidated VIEs	$5,952	$5,952	$7,067	$7,067
The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.
Note 3. Intangible Assets, net
For the years ended December 31, 2024 and 2023, other intangible assets, net were $36.4 million and $42.6 million, respectively. These amounts include $1.3 million relating to insurance licenses classified as an indefinite lived intangible.
Management reviewed intangibles and concluded no circumstances or events occurred that would indicate the carrying value of the intangible assets may not be recoverable other than what was recorded during the second quarter of

2023. During the second quarter of 2023, management impaired certain named intangible assets with a carrying value of $767,000 associated with the Company’s construction affiliate resulting from changes to its operations.
During the second quarter of 2022, management determined a triggering event occurred for which it deemed an interim evaluation of goodwill was appropriate and concluded the remaining balance of its goodwill was fully impaired. The carrying value of 92.0 million was written off based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, largely due to recent weather-related catastrophe events; (ii) elevated loss ratios for property insurers in the Company’s markets; and (iii) the Company’s market cap was below book value. These factors reduced the Company’s previously modeled fair value of the Company and resulted in a $92.0 million goodwill impairment charge, as of the second quarter of 2022, most of which was not tax deductible.
Intangible Assets, net
Our intangible assets resulted primarily from the acquisitions of Zephyr Acquisition Company and NBIC Holdings, Inc. and consist of brand, agent relationships, renewal rights, customer relations, trade names, non-competes and insurance licenses. Finite-lived intangibles assets are amortized over their useful lives from one to fifteen years.
The tables below detail the finite-lived intangible assets, net as of December 31, 2024 and 2023, respectively (amounts in thousands):

	For the Year Ended December 31,
	2024	2023
Amortizing intangible assets	(in thousands)
Agent relationships	$15,500	$15,500
Renewal rights	57,200	57,200
Trade names	9,000	9,000
Non-compete	4,790	4,790
Total	86,490	86,490
Accumulated amortization	(51,433)	(45,250)
Total infinite-lived intangible assets, net	35,057	41,240
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$36,372	$42,555
Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2025	$6,183
2026	$6,033
2027	$5,836
2028	$3,913
2029	$3,814
Thereafter	$9,278
$35,057
Amortization expense of intangible assets was $6.2 million, $6.4 million and $6.4 million for the years ending December 31, 2024, 2023 and 2022, respectively.

Note 4. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$61,539	$45,307	$(154,363)
Weighted average shares outstanding	30,595,348	26,193,065	26,343,826
Basic earnings (loss) per share:	$2.01	$1.73	$(5.86)

Diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders (000's)	$61,539	$45,307	$(154,363)
Weighted average shares outstanding	30,595,348	26,193,065	26,343,826
Add: Effect of dilutive securities
5.875% Convertible Notes	59,263	59,263	—
Diluted weighted average common shares outstanding	30,654,611	26,252,328	26,343,826
Diluted earnings (loss) per share:	$2.01	$1.73	$(5.86)
Basic earnings per share is computed by dividing net income by the weighted-average number of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common stock outstanding during the reporting period. The dilutive shares the Company consider in its diluted earnings per share calculation relate to its outstanding 5.875% Convertible Notes.
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of the Company's net loss for the year ended December 31, 2022, the Company would be required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 59,263 Convertible Notes would have been antidilutive to the calculation. If the Company had not incurred a net loss for the year ended December 31, 2022, diluted weighted-average common stock would have been 26,403,089.
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
For the years ended December 31, 2024 and 2023, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:	(in thousands)
Cash and cash equivalents	$452,666	$452,666	$—	$—
Restricted cash	10,979	10,979	—	—
Total financial assets	$463,645	$463,645	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$92,761	$—	$92,761	$—
States, municipalities and political subdivisions	300,901	—	300,901	—
Corporate bonds	238,689	—	238,689	—
Mortgage-backed securities	14,694	—	14,694	—
Asset-backed securities	2,500	—	2,500	—
Other	6,010	—	6,010	—
Total debt securities	$655,555	$—	$655,555	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total equity securities	1,936	1,936	—	—
Total debt securities and equity securities	$657,491	$1,936	$655,555	$—

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:	(in thousands)
Cash and cash equivalents	$463,640	$463,640	$—	$—
Restricted cash	9,699	9,699	$—	$—
Total financial assets	$473,339	$473,339	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$80,662	$—	$80,662	$—
States, municipalities and political subdivisions	288,982	—	288,982	—
Corporate bonds	166,830	—	166,830	—
Mortgage-backed securities	19,926	—	19,926	—
Asset-backed securities	227	—	227	—
Other	4,055	—	4,055	—
Total debt securities	$560,682	$—	$560,682	$—
Equity Securities
Common stock	1,666	1,666	—	—
Total equity securities	1,666	1,666	—	—
Total debt securities and equity securities	$562,348	$1,666	$560,682	$—
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. To evaluate such assets for a potential impairment, the Company determines the fair value of the intangible assets using a combination of a discounted cash flow approach and market approaches, which contain significant unobservable inputs and therefore are considered a Level 3 fair value measurement. The unobservable inputs in the analysis generally include future cash flow projections and a discount rate.
During the second quarter of 2023, the Company recorded an impairment of $767,000 of named intangible assets associated with a construction division given management changes to its operations.
Note 6. Other Comprehensive Income
The following table is a summary of other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022, respectively:

	For the Year Ended December 31,
	2024			2023			2022
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax

	(in thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$8,771	(2,086)	$6,685	$23,388	(5,539)	$17,850	$(64,335)	$15,126	$(49,209)
Reclassification adjustment of realized losses (gains) included in net income (loss)	(51)	12	(39)	636	(151)	484	258	(61)	$197
Effect on other comprehensive income (loss)	$8,720	$(2,074)	$6,646	$24,024	$(5,690)	$18,335	$(64,077)	$15,065	$(49,012)

Note 7. Other Assets
The following table summarizes the Company’s other assets as of December 31, 2024 and 2023:

Description	December 31, 2024	December 31, 2023

	(in thousands)
Other amounts receivable	$2,542	$1,508
State underwriting pooling & assoc.	$2,156	5,320
Prepaid expense	$4,277	4,967
Unallocated Remittances	$2,665	879
Total other assets	$11,640	$12,674
Note 8. Leases
The Company has entered into operating and financing leases primarily for real estate and vehicles. The Company will determine whether an arrangement is a lease at inception of the agreement. The operating leases have terms of one to ten years, and often include one or more options to renew. These renewal terms can extend the lease term from two to ten years and are included in the lease term when it is reasonably certain that the Company will exercise the option. The Company considers these options in determining the lease term used in establishing the Company's right-of-use assets and lease obligations. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Because the rate implicit in each operating lease is not readily determinable, the Company uses its incremental borrowing rate to determine present value of the lease payments. The Company used the implicit rates within the finance leases.
The components of lease costs were as follows (in thousands) for the respective years:

	December 31, 2024	December 31, 2023
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,614	$1,578
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	2,522	2,569
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	793	890
Total finance lease cost	$3,315	$3,459
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,475	$1,526
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$77	$142
Right-of-use lease asset and lease liability was as follows (in thousands):

Operating Leases	December 31, 2024	December 31, 2023
Right of use assets	$5,850	$6,835
Lease liability	$6,945	$8,076
Finance Leases
Right of use assets	$15,082	$17,606
Lease liability	$18,071	$20,386

Supplemental cash flow information related to the Company's operating and financial leases as follows (in thousands):

Operating Leases	December 31, 2024	December 31, 2023
Lease liability payment	$(1,131)	$(614)
Finance Leases
Lease liability payment	$(2,315)	$(2,171)
Weighted-average remaining lease term and discount rate for the Company's operating and financing leases was as follows:

Weighted-average remaining lease term	December 31, 2024		December 31, 2023
Operating lease	4.6	yrs.	5.57	yrs.
Finance lease	6.19	yrs.	7.16	yrs.
Weighted-average discount rate
Operating lease	5.36%		5.17%
Finance lease	4.14%		4.15%
Maturities of lease liabilities for financing and operating leases were as follows as of December 31, 2024 (in thousands):

	Financing Lease	Operating Lease
2025	$3,173	$1,706
2026	3,216	1,688
2027	3,190	1,599
2028	3,270	1,633
2029	3,352	1,197
2029 and thereafter	4,299	16
Total lease payments	20,500	7,839
Less: imputed interest	2,429	894
Present value of lease liabilities	$18,071	$6,945
Note 9. Property and Equipment
Property and equipment, net consists of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

	(in thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Software in progress	—	14,450
Computer hardware and software	33,236	10,717
Office furniture and equipment	1,498	1,484
Tenant and leasehold improvements	11,023	10,876
Vehicle fleet	515	515
Total, at cost	58,453	50,223
Less: accumulated depreciation and amortization	(20,373)	(17,005)
Property and equipment, net	$38,080	$33,218
During the third quarter of 2024, the Company placed in service in aggregate $17.0 million of internal-use software development for a new policy, billing and claims system; $2.1 million of internal-use software was completed and placed into service during the second quarter of 2023. The Company anticipates additional development costs will be incurred through spring of 2025, which will be capitalized as incurred. The Company will amortize the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $2.4 million, and $2.0 million, respectively. The Company’s own real estate consists of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The total cost of the property is approximately $12.2 million with accumulated depreciation of approximately $3.4 million at December 31, 2024.
Expected annual rental income due under non-cancellable operating leases for the Company's real estate properties is as follows (in thousands):

Year	Amount
2025	$2,466
2026	2,518
2027	2,569
2028	2,621
2029	2,673
2030 and thereafter	9,277
Total	$22,124
Note 10. Deferred Reinsurance Ceding Commission
The Company defers certain income in connection with its quota share reinsurance contracts. The deferred reinsurance ceding commission (“DRCC”) is deferred and earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses.
The deferred reinsurance ceding commission income is amortized over the effective period of the related insurance policies. For the year ended December 31, 2024, 2023 and 2022 the Company allocated ceding commission income of $37.8 million, $48.7 million and $46.5 million to policy acquisition costs and $12.5 million, $16.1 million and $15.4 million to general and administrative expense, respectively.
The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)
Beginning balance of deferred ceding commission income	$33,627	$42,758	$40,405
Ceding commission deferred	$59,205	55,639	64,201
Less: ceding commission earned	$(50,271)	(64,770)	(61,848)
Ending balance of deferred ceding commission income	$42,561	$33,627	$42,758
Deferred ceding commission income is recorded as an offset to deferred policy acquisition costs in the Company's Consolidated Balance Sheet.
Note 11. Deferred Policy Acquisition Costs, net
The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies. As described in Note 10. Deferred Reinsurance Ceding Commission, the Company records provisional ceding commission that it receives in connection with the Company's reinsurance contracts for 2024 and 2023 underwriting years as an offset to deferred policy acquisition costs. Therefore, deferred policy acquisition costs are presented net of deferred reinsurance ceding commission.

The Company anticipates that its DPAC, net will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC, net for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands)
Beginning Balance	$69,256	$56,859	$93,881
Policy acquisition costs deferred	271,566	249,922	245,551
Amortization	(235,057)	(203,898)	(239,815)
Unearned ceding commission	(42,561)	(33,627)	(42,758)
Ending Balance	$63,204	$69,256	$56,859
Note 12. Reinsurance
Overview
Reinsurance
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2024 and 2023, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provide reinsurance for Florida admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) Citrus Re, a special purpose vehicle through which the Company sponsors catastrophe bonds, and (iv) the Company's captive reinsurance subsidiary, Osprey. For the 2023 hurricane season, the Company also obtained reinsurance from the Florida State Board of Administration’s Reinsurance to assist Policyholders (“RAP”) program which provided reinsurance for Florida admitted policies only. The RAP component of the Company's reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchased quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.
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

2024-2025 Reinsurance Towers by Region
The following graphics depict the Company's reinsurance program structure for the 2024-2025 hurricane season for a first event by region. Reinsurance coverage provided by Osprey to the Company's insurance company affiliates is not included below as these reinsurance towers only reflect third party reinsurance coverage.

Millions
$1,327.3	Layer 6 FL/SE 50% of $100M xs $700M	Citrus Re 2024 FL/SE Bond $100M xs $700M
$1,227.3	Layer 5 FL/SE 64.29% of $140M xs $560M	Citrus Re 2024 FL/SE Bond $140M xs $560M ($50M))
$1,087.3	Layer 4 FL/SE 100% of $150.0M xs $410.0M

$937.3	Layer 3 Ex- HI 100% of $120.0M xs $290M
$866.8	FHCF Layer 90% of $585.8M xs $281.0M $527.3M)

371.0

$281.0	Layer 2 100% of $150M xs $140M
$140.0	Layer 1 100% of $100 xs $40
$40.0	Retention
SE 1st Event

Millions
$1135.0	Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $1,020M
$1020.0
Northeast Only 40.54%of $370M xs $650M ($150M)	Citrus Re 2023-1 Northeast Only Bond 32.43% of $370M xs $650M ($120M)	Citrus Re 2022-1 Northeast Only Bond 27.03% of $370M xs $650M ($100M))

$650.0	Multi-Zonal 100% of $240M xs$410M
$410.0	Layer 3 Ex- HI 100% of $120M xs $290M
$290.0	Layer 2 100% of $150M xs $140M
$140.0	Layer 1 100% of $100M xs $40M
$40.0	Retention

Net Quota Share
NE 1st Event

Millions

$750.0	Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $635M
$635.0	HI Only 100% of $105M xs $530M
$530.0	Multi-Zonal 100% of $240M xs $290M
$290.0	Layer 2 100%of$150M xs $140M
$140.0	Layer 1 100% of $100M xs $40M
$40.0	Retention
HI 1st Event
*xs = in excess
2024 - 2025 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2024, the Company entered into catastrophe excess of loss reinsurance agreements covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). The catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90% for the 2024 hurricane season. Osprey, the Company's captive reinsurer, provides reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey and Citrus Re are fully collateralized programs.
The reinsurance program, which includes layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2024-2025 reinsurance program provides first event coverage up to $1.3 billion for Heritage P&C, first event coverage up to $1.1 billion for NBIC, and first event coverage up to $750.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include a retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $40.0 million, of which $34.0 million would be ceded to Osprey; NBIC – $32.0 million of which the entire amount would be ceded to Osprey in a shared contract with Zephyr; and Zephyr – $40.0 million, of which $32.0 million would be ceded to Osprey in a shared contract with NBIC as well as $8.0 million ceded to Osprey in separate reinsurance contract.
The Company is responsible for all losses and loss adjustment expenses in excess of the Company's reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.3 billion of limit purchased in 2024, which includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.
The Company placed an occurrence contract for business underwritten by NBIC which covers for its admitted business, all catastrophe losses excluding named storms, on December 31, 2023, expiring December 31, 2024. One contract is 60% placed with a $15.0 million limit in excess of a retention of $25.0 million. Another contract provides the remaining 40% placed with a $20.0 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available. The Company placed an occurrence contract for business underwritten by NBIC which covers all catastrophe losses excluding named storms, on December 31, 2024, expiring December 31, 2025. The contract is 55%

placed with a $15.0 million limit in excess of a retention of $25.0 million, with the remaining 45% placed with a $20.0 million limit in excess of a retention of $20.0 million, with one reinstatement available.
Net Quota Share Reinsurance
The Company’s Net Quota Share coverage is proportional reinsurance, which applies to primarily to admitted business only underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and the second layer of the general excess of loss) inures to the quota share program. An occurrence limit of $20.0 million for catastrophe losses is in effect on the quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota Share program which renewed on December 31, 2023 ceded 41% of the net premiums. The Net Quota Share program which renewed on December 31, 2024 cedes 46% of the net premiums. An occurrence limit of $20.0-$25.0 million for catastrophe losses is in effect on the new quota share program, subject to certain aggregate loss limits that vary by reinsurer. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance.
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
In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC, excluding losses from named storms. The Company also purchased facultative reinsurance for personal residential losses underwritten by NBIC in excess of $3.5 million.
General Excess of Loss
The Company’s general excess of loss reinsurance protects personal residential business underwritten by NBIC and Zephyr multi-peril policies from single risk losses. For the contract period of July 1, 2023 through June 30, 2024, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 67.5% placed. For the contract period of July 1, 2024 through June 30, 2025, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed.
For a detailed discussion of the Company’s 2023-2024 Reinsurance Program Refer to Part I, “Business”, Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2023 Form 10-K.
Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses

	(in thousands)
Direct	$1,432,942	$1,406,106	$1,162,476
Ceded	(653,827)	(638,246)	(715,428)
Net	$779,115	$767,860	$447,048

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses

	(in thousands)
Direct	$1,343,101	$1,323,643	$875,475
Ceded	(613,739)	(626,458)	(449,346)
Net	$729,362	$697,185	$426,129

	For the Year Ended December 31, 2022
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses

	(in thousands)
Direct	$1,275,031	$1,208,824	$1,318,001
Ceded	(612,863)	(571,759)	(816,839)
Net	$662,168	$637,065	$501,162
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
The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)
Balance, beginning of period	$845,955	$1,131,807	$590,166
Less: reinsurance recoverable on unpaid losses	421,797	759,681	301,757
Net balance, beginning of period	424,158	372,126	288,409
Incurred related to:
Current year	421,633	427,702	497,428
Prior years	25,415	(1,573)	3,734
Total incurred	447,048	426,129	501,162
Paid related to:
Current year	233,248	232,827	267,319
Prior years	270,923	141,270	150,126
Total paid	504,171	374,097	417,445
Net balance, end of period	367,035	424,158	372,126
Plus: reinsurance recoverable on unpaid losses	675,652	421,797	759,681
Balance, end of period	$1,042,687	$845,955	$1,131,807
The Company believes that the reserve for unpaid losses reasonably estimates the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of December 31, 2024, the Company reported $367.0 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $280.4 million attributable to IBNR net of reinsurance recoverable, or 76.4% of net reserves for unpaid losses and loss adjustment expenses. Total incurred losses reflect adverse development of $25.4 million in 2024, favorable development of $1.6 million in 2023, and adverse development of $3.7 million in 2022, associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts.
In the fourth quarter of 2022 the Company re-estimated its ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, Heritage exhausted the private layers of reinsurance specific to Hurricane Irma but had a 45% participation in the FHCF limit remaining. As further described in Note 17, Commitments and Contingencies, to these consolidated financial statements, the Company's 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, Heritage and the FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in future adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, should future re-estimations to Hurricane Irma losses increase the Company’s expected loss reserves, all of the increase will be retained by the Company. The net unfavorable loss development described above stemmed primarily from losses associated with Hurricane Irma, for which the losses were fully retained.
The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as cumulative claim payments and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.
The information by accident year for years prior to 2024 is presented as required supplementary information and is unaudited.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
(in thousands, except number of claims)

Unaudited
Accident year	2015 & prior	2016	2017	2018	2019	2020	2021	2022	2023	2024	Net IBNR Reserves	Reported Claims
2015 & prior	$179,255	$197,744	$203,792	$205,164	$206,011	$205,437	$204,961	$204,944	$206,077	$206,997	$400	111,119
2016		237,207	242,611	250,990	250,235	250,067	250,482	249,315	250,707	252,749	879	27,637
2017			189,163	195,240	192,749	194,618	195,602	211,386	220,944	272,157	20,824	73,366
2018				199,565	193,672	192,474	198,064	207,569	210,310	213,506	1,867	34,504
2019					258,876	231,545	230,691	237,250	239,936	242,511	2,731	26,386
2020						370,058	362,108	372,212	374,606	378,445	9,236	39,871
2021							388,949	357,677	355,722	361,924	9,570	33,182
2022								447,817	429,315	416,053	27,732	42,320
2023									388,245	359,942	48,109	20,772
2024										373,794	145,475	22,993
									Total	$3,078,078	$266,823

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2015& prior	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015 & prior	$74,315	$143,775	$181,672	$192,967	$194,373	$197,824	$200,451	$202,365	$204,149	$205,895
2016		132,679	211,512	233,540	238,868	241,875	244,820	246,826	249,901	252,212
2017			103,148	169,743	178,622	184,313	188,928	194,079	163,068	244,841
2018				84,552	152,592	170,301	187,386	199,007	206,965	210,312
2019					124,664	185,667	207,714	222,246	232,805	238,124
2020						210,548	311,539	336,574	346,651	363,111
2021							213,830	300,731	327,719	343,771
2022								220,141	328,881	375,425
2023									197,392	296,885
2024										194,042
									Total	$2,724,618
Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$353,461
Reinsurance recoverable on unpaid losses	675,652
Unpaid Unallocated Loss Adjustment Expense	13,574
Unpaid losses and loss adjustment expenses	$1,042,687

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2024 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	51%	31%	8%	4%	2%	4%
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
As of December 31, 2024, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the years ended December 31, 2024 and 2023, the Company made interest payments, net of affiliated Convertible Notes of approximately $104,000, on the outstanding Convertible Notes.

Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum. The Company makes monthly principal and interest payments against the loan. For the years ended December 31, 2024 and 2023, the Company made principal and interest payments of $1.1 million and $975,532 on the mortgage loan, respectively.
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
Term Loan Facility. As amended by the Seventh Amendment, the principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2022, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2023, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2024 and 2023, there was $70.1 million and $79.6 million in aggregate principal outstanding under the Term Loan Facility and as of December 31, 2024 and 2023, after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10.0 million in aggregate principal outstanding under the Revolving Credit Facility.

For the year ended December 31, 2024, the Company made principal and interest payments of approximately $9.5 million and $6.4 million, respectively and for the comparable year of 2023, the Company made principal and interest payments of approximately $9.5 million and $7.0 million on the Term Loan Facility, respectively.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. In connection with the incurrence of additional amounts under the Term Loan Facility pursuant to a November 2022 amendment to the Credit Agreement, the borrowings under the Revolving Credit Facility were repaid in full. On December 23, 2022, the Company drew $10 million from the amended Revolving Credit Facility, resulting in an outstanding principal balance under the Revolving Credit Facility in the amount of $10 million, which remains outstanding at December 31, 2024. During, 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025, which provided additional collateral for reinsurance contracts associated with Osprey Re and remained outstanding at December 31, 2024. The letters of credit remain outstanding and there were no draws at December 31, 2024. The Company secured letters of credit during 2023; however, at December 31, 2023 all of the letters of credit were terminated and the Company had no outstanding letter of credits issued from the Revolving Credit Facility. For the year ended December 31, 2024 and 2023, the Company made interest payments in aggregate of approximately of $817,715 and $752,441 on the Revolving Credit Facility and $159,573 and $707,850 relating to letters of credit and unused availability commitment fees, respectively.
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
In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by the Company's consolidated leverage ratio.
At December 31, 2024, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 7.449% and 7.423%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.
FHLB Loan Agreements
In December 2018, an insurance company subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank (“FHLB-AT”) Atlanta. On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. The subsidiary continues to be a member in the FHLB. Membership in the FHLB-AT required an investment in FHLB-AT’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-AT common stock and certain other investments to be pledged as collateral. As of December 31, 2024, the fair value of the collateralized securities was $23.9 million and the equity investment in FHLB-AT common stock was $1.5 million. For the years ended December 31, 2024 and 2023, the Company made quarterly interest payments of approximately $994,742 and $723,770 per the terms of the agreement, respectively.
As of December 31, 2024 and as of December 31, 2023, the Company also holds other common stock from FHLB Boston carried at $177,197.
In December 2018, another insurance company subsidiary became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM, maturing on January 19, 2029. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of December 31, 2024, the fair value of the collateralized securities was $6.7 million and the equity investment in FHLB-DM common stock was $295,500. For the year ended December 31, 2024, the Company made monthly interest payments as per the terms of the loan agreement of approximately $224,895.

The following table summarizes the Company’s long-term debt:

	December 31, 2024	December 31, 2023

	(in thousands)
Convertible debt	$885	$885
Mortgage loan	10,749	11,019
Credit loan facility	70,125	79,625
Revolving credit facility	10,000	10,000
FHLB loan agreements	24,700	19,200
Total principal amount	$116,459	$120,729
Deferred finance costs	$140	$997
Total long-term debt	$116,319	$119,732
As of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Credit Agreement, Convertible Notes, cash borrowings and other loans. The Company's ability to secure future debt financing depend, in part, on its ability to remain in such compliance. The covenants in the Credit Agreement may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Credit Agreement.
The covenants and other requirements under the revolving agreement represent the most restrictive provisions that we are subject to with respect to the Company's long-term debt.
The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2025	$29,074
2026	71,018
2027	414
2028	433
2029	5,957
Thereafter	9,563
Total principal payments	$116,459
Note 15. Income Taxes
The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2024	2023	2022

	(in thousands)
Federal:
Current	$21,710	$5,572	$(1,196)
Deferred	(4,530)	70	(9,714)
Provision (Benefit) for Federal income tax	17,180	5,642	(10,910)
State:
Current	4,264	1,086	592
Deferred	(308)	(30)	(1,489)
Provision/(Benefit) for State income tax expense	3,956	1,056	(897)
Provision/(Benefit) for income taxes	$21,136	$6,698	$(11,807)

The income tax provision (benefit) expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Expected income tax expense at federal rate	21.0%	21.0%	21.0%
State tax expense	3.7%	4.2%	1.0%
Permanent items	1.1%	0.5%	(0.3)%
Goodwill impairment	0.0%	0.0%	(10.6)%
Non-deductible stock compensation	(0.3%)	0.2%	(0.1)%
Tax exempt interest	(0.1)%	(0.2%)	0.1%
Executive compensation 162(m)	1.1%	0.6%	(0.2)%
Political contributions	0.0%	0.1%	0.0%
Tax rate change	(0.1)%	(1.0%)	0.0%
Valuation allowance	0.0%	(12.3)%	(3.8%)
Other	(1.0)%	(0.2%)	0.0%
Reported income tax expense	25.6%	12.9%	7.1%
The provision for income taxes was $21.1 million for the year ended December 31, 2024 compared to $6.7 million for the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2024 was 25.6% compared to 12.9% in the prior year. The effective tax rate for 2024 was slightly higher than the statutory rate. The effective tax rate for 2023 benefited from a reduction of a $6.4 million valuation allowance related to a portion of its deferred tax inventory associated with its foreign domiciled captive reinsurer, Osprey. The effective tax rates for 2022 was impacted by non-deductible goodwill impairment of $92.0 million recognized during the second quarter of 2022. Furthermore, the 2022 effective tax rate was impacted by the recognition of a $6.4 million valuation allowance related to a portion of its deferred tax inventory associated with Osprey. The Company may only realize those net deferred tax assets to the extent Osprey generates future taxable income; Osprey's 2023 results generated taxable income which resulted in the reversal of the valuation allowance established in 2022.
The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31
	2024	2023
Deferred tax assets:	(in thousands)
Unearned premiums	$18,617	$18,507
Net operating loss	1	436
Tax-related discount on loss reserve	5,079	5,162
Property and equipment	1,366	—
Stock-based compensation	669	331
Accrued expenses	1,536	1,677
Convertible note	6	—
Leases	959	940
Unrealized losses	9,813	11,655
Other	459	473
Total deferred tax asset	38,506	39,181
Valuation allowance	—	—
Adjusted deferred tax asset	38,506	39,181
Deferred tax liabilities:
Deferred acquisition costs	$15,028	$16,402
Prepaid expenses	191	189
Property and equipment	—	359
Note discount	—	152
Basis in purchased investments	6	8
Basis in purchased intangibles	8,027	9,327
Other	1,378	1,633
Total deferred tax liabilities	24,630	28,070
Net deferred tax assets	$13,876	$11,111
The Company had no capital loss carryforward as of December 31, 2024.
In assessing the net carrying amount of deferred tax assets, the Company considers whether it is more likely than not that the Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.
As of December 31, 2024 and 2023, the Company has a gross operating loss carryforward for state income tax purposes (FL State only) of $0 and 10.0 million, respectively. The statute of limitations related to the Company's federal and state income tax returns remains open from the Company's filings for 2021 through 2023. There are currently no tax years under examination.
The Company's reinsurance affiliate, Osprey, which is based in Bermuda, made an irrevocable election under section 953(d) of the U.S. Internal Revenue Code of 1986, as amended, to be treated as a domestic insurance company for U.S. Federal income tax purposes. As a result of this election, the Company's reinsurance subsidiary is subject to United States income tax as if it were a U.S. corporation.
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
The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15%, which was effective on January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two rules, various other governments around the world have enacted legislation. As currently designed, Pillar Two will ultimately apply to the Company’s worldwide operations. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules have not materially impacted the Company’s global tax costs in 2024 and the impact is not expected to be material in future periods. Management will continue to monitor both United States and global legislative action related to Pillar Two for potential impacts.
Note 16. Statutory Accounting and Regulations
State laws and regulations, as well as national regulatory agency requirements, govern the operations of all insurers such as the Company's insurance subsidiaries. The various laws and regulations require that insurers maintain minimum amounts of statutory surplus and risk-based capital; restrict insurers’ ability to pay dividends; restrict the allowable investment types and investment mixes and subject the Company’s insurers to assessments.
The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which report under the statutory-basis of accounting which differs from GAAP, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. The combined results of the Company’s insurance subsidiaries' reported statutory-basis results included net income of $21.4 million and net loss of $55.9 million for the years ended December 31, 2024 and 2023, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain statutory-basis capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain statutory-basis capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $285.5 million at December 31, 2024. The combined statutory-basis surplus for Heritage P&C, NBIC, and Zephyr was $259.6 million at December 31, 2023. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2024, the Company's insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.
The legislatures of the states of domicile of the Company's insurance affiliates have adopted the National Association of Insurance Commissioners (“NAIC”) recommendations with regard to expansion of the regulation of insurers to include non-insurance entity affiliates. Specifically, the law permits the state insurance regulators to examine affiliated entities within an insurance holding company system in order to ascertain the financial condition of the insurer. The law also provides for certain disclosures regarding enterprise risk, which are satisfied by the provision of related information filed with the SEC.
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
State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid dividends of $0.0 and $3.9 million for the years ended December 31, 2024 and 2023.

Statutory risk-based capital requirements may further restrict the Company's insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory-basis surplus to fall below minimum risk-based capital requirements.
State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2024 and 2023.
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
The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3A Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to meet and maintain certain minimum levels of solvency and liquidity. Each year Osprey is required to file with the Bermuda Monetary Authority (the “Authority”) a Capital and Solvency Return, Statutory Financial Return and Audited Financial Statements within four months of its relevant financial year end. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2024. Bermuda’s standard for financial statement reporting is U.S. GAAP.
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
The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, a few catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from Hurricane Irma, which struck in 2017, Hurricane Ian, which struck in 2023, and Hurricane Milton, which struck in 2024, have triggered the Company’s FHCF coverage.
The Company’s 2017 reinsurance agreement with the FHCF is consistent among Florida insurance companies and required a commutation no later than 60 months after the end of the contract year, for which the commutation process began in June 2023. This commutation represents an agreement between Heritage and the FHCF to terminate the 2017 reinsurance agreement and agree on the conditions under which all obligations for both parties are discharged and therefore a final determination of and payment for any claims related to Hurricane Irma. The terms of the 2017 reinsurance agreement with the FHCF provide for the commutation process as well as the process to settle any disagreements as to the present value of outstanding losses that served as the basis for determining the amount payable by FHCF upon termination of the reinsurance agreement. During the third quarter of 2023, the commutation process was completed and a final payment by the FHCF was received by the Company. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims could result in adverse development of these claims, which creates uncertainty as to the ultimate cost to settle the remaining Hurricane Irma claims. Accordingly, the final amount paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF.
Further, as described in Note 13. Reserve for Unpaid Losses, in the fourth quarter of 2022 the Company re-estimated its ultimate losses for Hurricane Irma and as a result of that re-estimation, the private layers of reinsurance specific to Hurricane Irma were exhausted. Accordingly, any subsequent adverse development on Hurricane Irma are retained by the Company. As described in the management discussion and analysis section of this Form 10K, the net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma, for which the losses were fully retained.
Note 18. Accounts Payable and Other Liabilities
Other liabilities consist of the following as of December 31, 2024 and 2023:

Description	December 31, 2024	December 31, 2023

	(in thousands)
Accounts payable and other payables	$21,154	$16,185
Accrued dividends	—	54
Accrued interest and issuance costs	146	325
Other liabilities	213	275
Premium tax	438	1,486
Commission payables	17,427	17,714
Total other liabilities	$39,378	$36,039
Note 19. Accrued Bonus Compensation
For the year ended December 31, 2024, the Company recognized employee bonus compensation expense of $5.3 million. At December 31, 2024, the Company has accrued bonus of $5.7 million, which is expected to be paid in the second quarter of 2025. For the year ended December 31, 2023, the Company recognized employee bonus compensation expense in aggregate of $5.3 million, of which $5.4 million was unpaid until 2024.
Note 20. Related Party Transactions
In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the years ended December 31, 2024, 2023 and 2022, the Company paid agency commission to Comegys of approximately $139,762, $132,505 and $393,435, respectively.
Note 21. Employee Benefit Plan.
The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2024, 2023 and 2022, the contributions made to the plan on behalf of the participating employees were approximately $1.6 million, $1.3 million and $1.3 million, respectively.
Since September 1, 2021, the Company has been enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the years ended December 31, 2024, 2023 and 2022, the Company's medical costs were $5.6 million, $5.0 million and $4.9 million, respectively. The current healthcare plan is fully insured.
Note 22. Equity
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2024, the Company had 30,607,039 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,334,923 shares of unvested shares of restricted common stock issued reflecting total paid-in capital of $362.6 million as of such date.
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
Stock Repurchase Program
On December 15, 2022, the Board of Directors established a new share repurchase program plan to commence upon December 31, 2022, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2023 (the "2023 Share Repurchase Plan"). There were no shares repurchased for the year ended December 31, 2023.
On March 11, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2023 Share Repurchase Plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "2024 Share Repurchase Plan"). There were no shares repurchased for the year ended December 31, 2024.
On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025 (the "2025 Share Repurchase Plan"). There were no shares repurchased for the year ended December 31, 2024.
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
The Board of Directors elected not to declare any dividends during the 2024 and 2023 calendar year.
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
At December 31, 2024, there were 854,857 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

In June 2024, the Company awarded to non-employee directors an aggregate of 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The restricted stock will vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.
In March 2024, the Company awarded an aggregate of 8,390 shares of time-based restricted stock, with a fair value at the time of grant of $7.15 per share to certain employees. The time-based restricted stock fully vested on December 15, 2024.
On February 26, 2024, the Company awarded an aggregate of 163,640 shares of time-based restricted stock and an aggregate of 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share to certain employees. The time-based restricted stock will vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 30, 2027. The number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition. These shares were issued at the target amount.
In November 2023, the Compensation Committee approved the cancellation of 420,225 performance-based unvested awards. The Company determined the performance criteria for certain performance-based unvested awards would not be met and accordingly, reversed previously recorded stock based compensation of approximately $1.7 million associated with those awards.
On July 11, 2023, the Company awarded 351,716 time-based restricted stock and 857,843 performance-based restricted stock, with a fair value at the time of grant of $4.08 per share under the Company’s 2023 Omnibus Incentive Plan to certain employees. The time-based restricted stock will vest annually in three equal installments commencing on December 15, 2023. The performance based restricted stock has a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025 and will vest following the end of the performance period but no later than March 30, 2026. The number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition.
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
In June 2022, the Company awarded to non-employee directors an aggregate 99,376 shares of restricted stock with a fair value at the time of grant of $3.22 per share. In August 2022, an award of 12,422 were forfeited due to the departure of a Board member. The awards vested on the next annual meeting of the Company's stockholders that occurred after the award date, provided the member remains on the Board until such date. The Company's annual shareholders meeting was held on June 7, 2023, at which time 86,954 shares of restricted stock were effectively vested.
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

Restricted stock activity for the three years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of shares	Weighted-Average Grant-Date Fair Value per Share
Non-vested, at December 31, 2021	283,092	$9.32
Granted - Performance-based restricted stock	256,445	6.67
Granted - Time-based restricted stock	240,107	5.18
Vested	(90,458)	4.81
Canceled and surrendered	(40,693)	4.40
Non-vested, at December 31, 2022	648,493	$7.38
Granted - Performance-based restricted stock	857,843	4.08
Granted - Time-based restricted stock	429,012	4.08
Vested	(221,218)	3.51
Canceled and surrendered	(552,319)	7.26
Non-vested, at December 31, 2023	1,161,811	$4.25
Granted - Performance-based restricted stock	253,918	7.02
Granted - Time-based restricted stock	211,342	7.23
Vested	(214,991)	9.55
Canceled and surrendered	(77,159)	12.58
Non-vested, at December 31, 2024	1,334,921	$8.36
Awards are being amortized to expense over a one to three year vesting period. The Company recognized $3.3 million, $1.3 million, and $1.2 million of compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.
During the year ended December 31, 2024, the Company granted in aggregate 465,260 of time-based and performance-based restricted stock. During the year ended December 31, 2024, 292,150 shares of restricted stock were vested and released. Of the stock released to employees, 77,159 shares were withheld to cover withholding taxes of $971,000.
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
At December 31, 2024, there was approximately $1.2 million unrecognized expense related to time-based unvested restricted stock and an additional $2.3 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2023, there was $3.5 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at December 31, 2024 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 26, 2024	109,094	7.02	1.0
February 26, 2024	253,918	7.02	2.0
June 5, 2024	39,312	8.14	0.5
July 11, 2023	932,597	4.08	1.0
	1,334,921
Note 24. Selected Quarterly Financial Data (unaudited)
The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$179,426	$190,316	$198,841	$199,277
Investment income	$8,551	$9,769	$9,801	$8,510
Total revenues	$191,302	$203,571	$211,849	$210,263
Total operating expenses	$168,598	$175,932	$200,100	$178,745
Operating income	$22,704	$27,639	$11,749	$31,518
Net income	$14,225	$18,869	$8,152	$20,293
Basic net income per share	$0.47	$0.62	$0.27	$0.66
Diluted net income per share	$0.47	$0.61	$0.27	$0.66

For the year ended December 31, 2023	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$166,029	$176,804	$176,641	$177,711
Investment income	$5,582	$6,599	$6,867	$6,708
Total revenues	$176,921	$185,313	$186,300	$186,964
Total operating expenses	$156,830	$168,922	$195,735	$150,796
Operating income (loss)	$20,091	$16,391	$(9,435)	$36,168
Net income (loss)	$14,008	$7,779	$(7,424)	$30,944
Basic net income (loss) per share	$0.55	$0.30	$(0.28)	$1.15
Diluted net income (loss) per share	$0.55	$0.30	$(0.28)	$1.15
The sum of quarterly amounts, including per share amounts, may not equal amounts reported for year-to-date periods. This is due to the effects of rounding and changes in the number of weighted-average shares outstanding for each period.
Note. 25. Segment Reporting
The Company conducts its business as a residential property insurer, which is based upon the Company's business organizational and management structure, as well as information used to allocate the Company’s resources and assess performance by the Company's Chief Executive Officer and Board of Directors, who are collectively the chief operating decision maker ("CODM").
The Company's business is reported as one operating and reportable segment, which is residential property insurance. The Company's residential property insurance business was determined to be one operating and reportable segment based on the Company's approach to making decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents, and monitoring the regulatory environment.

As the Company operates as one reportable segment, all significant expenses presented to the CODM are presented on the face of the Consolidated Statements of Income and Comprehensive Income. The CODM uses net income to evaluate income generated from segment assets, such as return on assets, in deciding whether to reinvest profits into the business or other parts of the entity, such as for acquisitions or to pay dividends.
The residential property insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with the Company's independent agents. The Company's property insurance business is comprised of commercial lines insurance and personal lines insurance and is evaluated on a consolidated basis.
The accounting policies of the Company's businesses are the same as those described in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements. The CODM assesses performance and decides how to allocate resources based on results of operations that also is reported on the consolidated income statement. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Note 26. Subsequent Events
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2024, other than events described below.
In January 2025, the Company's Insurance Holding company sold its inactive affiliate, Pawtucket Insurance Company to an unaffiliated entity, which was part of an agreement with an Insurtech company that was announced in November 2021. There was no gain or loss to be recognized in relation to this transaction and Pawtucket had no assets or liabilities at the time of the sale.
The Company writes Excess and Surplus Lines business in the state of California and the wildfires affecting Southern California result in catastrophe losses to the Company for the first quarter of 2025. The Company expects to incur approximately $35.0-$40.0 million of pre-tax catastrophe losses, net of reinsurance, associated with the wildfires.

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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Plante Moran, PLLC, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Form 10-K, has issued their attestation report on the Company’s internal control over financial reporting presented in Part IV, Item 15 of this report under “Report of Independent Registered Public Accounting Firm.”
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
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits, Financial Statements Schedules
(a)The following documents are filed as part of this report.
(1)Financial Statements
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
(2)Financial Statement Schedules
The following additional financial schedules are furnished herewith pursuant to requirements of Form 10-K.
Schedules required to be filed under the provisions of Regulations S-X Article 7:
(3)List of Exhibits
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

4.4	Description of Capital Stock dated December 31, 2019 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2020)

10.1†	Heritage Insurance Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 of the Registration Statement filed on Form S-1 (File No. 333-195409) filed on April 21, 2014)

10.2†	Heritage Insurance Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 of the Registration Statement filed on Form S-8 (File No. 333-272474) on June 7, 2023).

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

19.1*	Heritage Insurance Holdings, Inc. Insider Trading Policy

21*	Subsidiaries of the Registrant *

23.1*	Consent of Plante Moran, PLLC*

24.1	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Heritage Insurance Holdings, Inc. Executive Officers Clawback Policy (incorporated by reference to Exhibit 97.1 to our Form 10 on March 13, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
*Filed herewith
**Furnished herewith
†Management contract or compensatory plan or arrangement
Item 16.             FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 13, 2025	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

		By:	/s/ KIRK LUSK
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

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 13, 2025

/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 13, 2025
/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer)	March 13, 2025

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 13, 2025

/s/ IRINI BARLAS
Irini Barlas	Director	March 13, 2025

/s/ MARK BERSET
Mark Berset	Director	March 13, 2025

/s/ NICHOLAS PAPPAS
Nicholas Pappas	Director	March 13, 2025

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 13, 2025

/s/ PAUL WHITING
Paul Whiting	Director	March 13, 2025

/s/ VIJAY WALVEKAR
Vijay Walvekar	Director	March 13, 2025

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Balance Sheet
The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2024	2023

	(in thousands)
ASSETS
Cash and cash equivalents	$2,505	$26,807
Investment in and advances to subsidiaries	427,959	334,788
Other assets	1,356	1,678
Total Assets	$431,820	$363,273
LIABILITIES
Other liabilities	$141,021	$142,993
Total Liabilities	$141,021	$142,993
STOCKHOLDERS' EQUITY
Common stock	$3	$3
Paid-in-capital	362,644	360,310
Treasury	(130,900)	(130,900)
Accumulated other comprehensive income	(28,604)	(35,250)
Retained earnings	87,656	26,117
Total Stockholders' Equity	$290,799	$220,280
Total Liabilities and Stockholders' Equity	$431,820	$363,273
Condensed Statement of Operations

	For the Years Ended December 31,
	2024	2023	2022

	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$21,011	$17,208	$589
Total revenue	21,011	17,208	589
Expenses:
General and administrative expense	10,714	1,841	6,671
Amortization of debt issuance cost	857	469	1,449
Interest expense, net	9,292	10,238	7,471
Total expenses	$20,863	$12,548	$15,591
Income (loss) before income taxes and equity in net income of subsidiaries	148	4,660	(15,002)
Provision (benefit) from income taxes	270	1,905	(3,147)
(Loss) income before equity in net income of subsidiaries	(122)	2,755	(11,855)
Equity in net income (loss) of subsidiaries	61,661	42,552	(142,508)
Consolidated net income (loss)	$61,539	$45,307	$(154,363)
See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Condensed Statement of Cash Flows

	For the Years Ended December 31,
Cash flows from operating activities:	2024	2023	2022

	(in thousands)
Net (loss) income	$(121)	$2,754	$(11,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,254	1,362	2,008
Net realized gains	—	—	—
Amortization of debt issuance cost	857	469	1,448
Impairment on other investments	483	—	—
Deferred income taxes	(107)	39	474
Changes in operating assets and liabilities
Prepaid	(295)	137	8
Income taxes payable	8,389	9,415	(14,674)
Accrued interest on debt	(173)	(425)	—
Other assets	134	2,572	332
Dividends payable	(54)	(19)	(1,562)
Other liabilities	19	(588)	170
Net cash provided by (used in) operating activities	$12,386	$15,716	$(23,651)
Investing Activities:
Dividends received from subsidiaries	—	—	32,200
Investments and advances to subsidiaries	(81,607)	(38,475)	(8,948)
Net cash (used in) provided by investing activities	(81,607)	(38,475)	23,252
Financing Activities:
Mortgage loan payments	(270)	(180)	(322)
Draw from credit facility	—	—	35,000
Repurchase convertible notes	—	—	(22,529)
Issuance of common stock, net	(3)	24,666	—
Repayment of long-term debt	(9,500)	(9,500)	(6,400)
Shares tendered for income tax withholding	(971)	(429)	(94)
Purchase of treasury stock	—	—	(7,343)
Dividends received (paid)	55,663	33,900	(3,208)
Net cash provided by (used in) financing activities	44,919	48,457	(4,896)
(Decrease) increase in cash and cash equivalents	(24,302)	25,698	(5,295)
Cash and cash equivalents, beginning of period	26,807	1,109	6,404
Cash and cash equivalents, end of year	$2,505	$26,807	$1,109
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

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS
The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2024 and 2023.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance

	(in thousands)
Year ended December 31, 2024
Allowance for doubtful accounts	$1,307	190	(138)	—	$1,359
Year ended December 31, 2023
Allowance for doubtful accounts	$451	80	776	—	$1,307

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS
The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income

	(in thousands)
2024	$1,042,687	$421,633	$25,415	$504,171	$36,631
2023	$845,955	$427,702	$(1,573)	$374,097	$25,756
2022	$1,131,807	$497,428	$3,734	$417,445	$11,977

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums

	(in thousands)
2024	$63,204	$235,058	$779,115	$767,860	$702,707
2023	$69,256	$246,656	$729,362	$697,185	$675,921
2022	$56,859	$239,815	$662,168	$637,065	$656,641