Form 10-K/A
period 2024-12-31
Heritage Insurance Holdings, Inc.
filed 2025-03-20
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common stock held by non-affiliates was $160,967,977 on June 30, 2024, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 4, 2025, the number of shares outstanding of the Registrant’s common stock was 30,608,039.
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K is solely to correct the number of shares outstanding on the cover page of the registrant’s Form 10-K for the period ended December 31, 2024 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2025. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains new certifications by the registrant’s principal executive officer and principal financial officer, which are being filed as exhibits to this Form 10-K/A. Because this Form 10-K/A includes no financial statements, the registrant is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

Item		Page
	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	5

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)3. List of Exhibits

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

10.27
Sixth Amendment to Credit Agreement, dated May 4, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 9, 2022)

10.28
Seventh Amendment to Credit Agreement, dated November 7, 2022, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on November 9, 2022)

10.29
Eighth Amendment to Credit Agreement, dated February 8, 2023, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.29 to our Form 10-K filed on March 13, 2023)

19.1*	Heritage Insurance Holdings, Inc. Insider Trading Policy

21*	Subsidiaries of the Registrant

23.1*	Consent of Plante Moran, PLLC

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Heritage Insurance Holdings, Inc. Executive Officers Clawback Policy (incorporated by reference to Exhibit 97.1 to our Form 10-K filed on March 13, 2024)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL (included in Exhibit 101)
*    Previously filed with the Annual Report on Form 10-K for the period ending December 31, 2024 filed with the SEC on March 13, 2025.
**    Filed herewith
***    Previously furnished with the Annual Report on Form 10-K for the period ending December 31, 2024 filed with the SEC on March 13, 2025.
†Management contract or compensatory plan or arrangement

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date:	March 20, 2025	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Date:	March 20, 2025	By:	/s/ KIRK LUSK
Chief Financial Officer
(Principal Financial Officer)