Form 10-Q
period 2025-03-31
Heritage Insurance Holdings, Inc.
filed 2025-05-09
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock outstanding on May 1, 2025 was 30,993,270.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) projections of revenue, earnings, capital structure, reserves, liquidity and other financial items; (vii) potential for rising costs of materials and labor; (viii) the supply of catastrophe reinsurance and its costs; (ix) assumptions underlying our critical accounting policies and estimates; (x) assumptions underlying statements regarding us and our business; (xi) the impact of legislation; (xii) claims and related expenses, and our reinsurers’ obligations; (xiii) pending legal proceedings and their effect on our financial position; (xiv) effects of updated claims, policy, and billing systems; and (xv) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2024 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $696,141 and $692,790)	$667,390	$655,555
Equity securities, at fair value, (cost $1,064 and $1,936)	1,064	1,936
Other investments, net	4,930	5,952
Total investments	673,384	663,443
Cash and cash equivalents	425,908	452,666
Restricted cash	13,454	10,979
Accrued investment income	5,230	5,592
Premiums receivable, net	109,336	102,134
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $197	593,083	740,204
Prepaid reinsurance premiums	196,228	309,802
Deferred income tax asset, net	22,055	13,876
Deferred policy acquisition costs, net	63,906	63,204
Property and equipment, net	38,843	38,080
Right-of-use lease asset, finance	14,459	15,082
Right-of-use lease asset, operating	5,540	5,850
Intangibles, net	34,826	36,372
Other assets	16,845	11,640
Total Assets	$2,213,097	$2,468,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$848,928	$1,042,687
Unearned premiums	704,857	702,707
Reinsurance payable	123,065	227,060
Long-term debt, net	94,808	116,319
Advance premiums	21,635	15,186
Income taxes payable, net	20,577	846
Accrued compensation	10,436	8,926
Lease liability, finance	17,481	18,071
Lease liability, operating	6,595	6,945
Accounts payable and other liabilities	35,712	39,378
Total Liabilities	$1,884,094	$2,178,124
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,224,944 shares issued and 30,993,270 outstanding at March 31, 2025 and 42,838,713 shares issued and 30,607,039 outstanding at December 31, 2024	3	3
Additional paid-in capital	363,909	362,644
Accumulated other comprehensive income, net of taxes	(22,139)	(28,604)
Treasury stock, at cost, 12,231,674 shares at March 31, 2025 and December 31, 2024	(130,900)	(130,900)
Retained earnings	118,130	87,656
Total Stockholders' Equity	329,003	290,799
Total Liabilities and Stockholders' Equity	$2,213,097	$2,468,924

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands, except per share and share amounts)

	For the Three Months Ended March 31,
	2025	2024
REVENUES:
Gross premiums written	$355,997	$356,684
Change in gross unearned premiums	(2,169)	(15,295)
Gross premiums earned	353,828	341,389
Ceded premiums	(153,794)	(161,963)
Net premiums earned	200,034	179,426
Net investment income	8,575	8,551
Net realized losses	(4)	(1)
Other revenue	2,915	3,326
Total revenues	211,520	191,302
EXPENSES:
Losses and loss adjustment expenses	99,407	102,035
Policy acquisition costs, net of ceding commission income (1)	45,815	46,929
General and administrative expenses, net of ceding commission income (2)	23,862	19,634
Total expenses	169,084	168,598
Operating income	42,436	22,704
Interest expense, net	2,426	2,830
Income before income taxes	40,010	19,874
Income tax expense	9,536	5,649
Net income	$30,474	$14,225
OTHER COMPREHENSIVE INCOME (LOSS)
Change in net unrealized gains (losses) on investments	8,477	(284)
Reclassification adjustment for net realized investment losses	4	1
Income tax (expense) benefit related to items of other comprehensive income	(2,016)	67
Total comprehensive income	$36,939	$14,009
Weighted average shares outstanding
Basic	30,697,826	30,376,682
Diluted	30,757,089	30,435,945
Earnings per share
Basic	$0.99	$0.47
Diluted	$0.99	$0.47

(1)Policy acquisition costs includes $15.6 million and $9.3 million of ceding commission income for the three months ended March 31, 2025 and 2024, respectively.
(2)General and administration includes $3.8 million and $3.0 million of ceding commission income for the three months ended March 31, 2025 and 2024, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Net Income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$30,474	$14,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,265	595
Bond amortization and accretion	(92)	(739)
Amortization of original issuance discount on debt	140	213
Depreciation and amortization	2,879	2,226
Allowance for bad debt	6	(798)
Net realized losses	4	1
Deferred income taxes	(10,195)	(4,330)
Changes in operating assets and liabilities:
Accrued investment income	362	(515)
Premiums receivable, net	(7,208)	(4,038)
Prepaid reinsurance premiums	113,574	117,496
Reinsurance recoverable on paid and unpaid claims	147,121	(83,265)
Income taxes receivable	—	9,979
Deferred policy acquisition costs, net	(702)	(3,411)
Right of use leased asset, net	933	808
Other assets	(5,205)	(5,221)
Unpaid losses and loss adjustment expenses	(193,759)	(2,268)
Unearned premiums	2,150	15,253
Reinsurance payable	(103,995)	(57,285)
Accrued interest	17	(479)
Accrued compensation	1,510	(5,585)
Advance premiums	6,449	13,119
Income tax payable	19,731	—
Leased liabilities, net	(940)	(764)
Other liabilities	(3,682)	(909)
Net cash provided by operating activities	837	4,308
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	18,763	29,770
Fixed maturity securities purchases	(22,097)	(112,746)
Redemption of equity securities	960	—
Return on other investments	1,022	180
Equity securities reinvestment of dividends	(21)	(270)
Cost of property and equipment acquired	(2,096)	(229)
Net cash used in investing activities	(3,469)	(83,295)
FINANCING ACTIVITIES
Repayment of term note	(2,375)	(2,375)
Mortgage loan payments	(76)	(63)
Payment on loan agreement	(19,200)	—
Proceeds from loan agreement	—	5,500
Additional costs associated with public offering	—	(3)
Dividends forfeited	—	54
Net cash (used in) provided by financing activities	(21,651)	3,113
Decrease in cash, cash equivalents, and restricted cash	(24,283)	(75,874)
Cash, cash equivalents and restricted cash, beginning of period	463,645	473,339
Cash, cash equivalents and restricted cash, end of period	$439,362	$397,465
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$—
Interest paid	$2,090	$2,400

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$425,908	$452,666
Restricted cash	13,454	10,979
Total	$439,362	$463,645

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

HERITAGE INSURANCE HOLDINGS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 13, 2025 (as amended, the “2024 Form 10-K”).
Significant accounting policies
The accounting policies of the Company are set forth in Note 1 to the condensed consolidated financial statements contained in the Company’s 2024 Form 10-K.
Segment Information
Nature of Operations
The Company's results are reported as a single operating and reportable segment - residential property insurance. Operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. For more information regarding the Company's nature of operations, see the "Business Segment" section of Note 1 to the consolidated financial statements in the 2024 Form 10-K.
Accounting Pronouncements not yet adopted
The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements contained in the Company’s 2024 Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.
No other new accounting pronouncements issued, but not yet adopted, have had, or are expected to have, a material impact on the Company’s results of operations or financial position.
NOTE 2. INVESTMENTS
Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

March 31, 2025	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$97,678	$728	$500	$97,906
States, municipalities and political subdivisions	331,889	502	21,715	310,676
Corporate bonds	241,405	1,731	7,092	236,044
Mortgage-backed securities (1)	16,823	—	2,333	14,490
Asset-backed securities	2,341	—	70	2,271
Other	6,005	—	2	6,003
Total	$696,141	$2,961	$31,712	$667,390

(1)Includes securities at March 31, 2025 with a carrying amount of $4.5 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

December 31, 2024	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(in thousands)
U.S. government and agency securities (1)	$93,416	$245	$900	$92,761
States, municipalities and political subdivisions	326,620	162	25,881	300,901
Corporate bonds	246,795	903	9,009	238,689
Mortgage-backed securities (1)	17,366	—	2,672	14,694
Asset-backed securities	2,588	—	88	2,500
Other	6,005	5	—	6,010
Total	$692,790	$1,315	$38,550	$655,555

(1)Includes securities at December 31, 2024 with a carrying amount of $23.9 million and $6.7 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018 and 2024, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.
Net Realized (Losses) Gains
The following table presents net realized losses on the Company’s debt securities available-for-sale for the three months ended March 31, 2025 and 2024, respectively:

	2025		2024
Three Months Ended March 31,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$5	$—	$—	$—
Total realized losses	(9)	110	(1)	46
Net realized losses	$(4)	$110	$(1)	$46

The following table presents the reconciliation of net realized (losses) gains on the Company’s investments reported for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31,
	2025	2024
	(in thousands)
Gross realized gains on sales of available-for-sale securities	—	—
Gross realized losses on sales of available-for-sale securities	(9)	(1)
Gross realized gains on sale of other investments	5	—
Net realized losses	$(4)	$(1)

The table below summarizes the Company’s debt securities at March 31, 2025 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$117,571	16.9%	$116,426	17.4%
Due after one year through five years	401,980	57.8%	389,943	58.5%
Due after five years through ten years	142,256	20.4%	129,645	19.4%
Due after ten years	34,334	4.9%	31,376	4.7%
Total	$696,141	100.0%	$667,390	100.0%
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Debt securities	$5,348	$4,556
Equity securities	33	296
Cash and cash equivalents	3,405	4,218
Other investments	309	151
Net investment income	9,095	9,221
Less: Investment expenses	520	670
Net investment income, less investment expenses	$8,575	$8,551

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2025 and December 31, 2024, respectively:

	Less Than Twelve Months			Twelve Months or More
March 31, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	6	$34	$15,357	15	$466	$14,941
States, municipalities and political subdivisions	13	469	16,181	338	21,246	249,985
Corporate bonds	23	116	18,188	164	6,976	110,668
Mortgage-backed securities	—	—	—	119	2,333	14,489
Asset-backed securities	—	—	—	29	70	2,271
Other	1	2	1,998	—	—	—
Total	43	$621	$51,724	665	$31,091	$392,354

	Less Than Twelve Months			Twelve Months or More
December 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	18	$294	$29,710	19	$606	$18,541
States, municipalities and political subdivisions	26	803	29,440	342	25,078	249,317
Corporate bonds	44	496	33,391	170	8,513	114,361
Mortgage-backed securities	1	—	—	122	2,672	14,694
Asset-backed securities	—	—	—	31	88	2,501
Other	—	—	—	—	—	—
Total	89	$1,593	$92,541	684	$36,957	$399,414

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
The Company evaluated the available for sale investments that were in an unrealized loss position at March 31, 2025 and determined that the unrealized losses were caused by rising interest rates in previous periods, resulting in no credit loss allowance recorded as of and for the quarter ended March 31, 2025.
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
The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2025 and December 31, 2024, respectively:

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity Method	$920	$920	$920	$920
Investments in non-consolidated VIEs -Method Alternative	$4,010	$4,010	$5,032	$5,032
Total non-consolidated VIEs	$4,930	$4,930	$5,952	$5,952
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
The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At March 31, 2025 and December 31, 2024, there were no transfers in or out of Level 1, 2, and 3.
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
The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

March 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$425,908	$425,908	$—	$—
Restricted cash	13,454	13,454	$—	$—
Total assets:	$439,362	$439,362	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$97,906	$—	$97,906	$—
States, municipalities and political subdivisions	310,676	—	310,676	—
Corporate bonds	236,044	—	236,044	—
Mortgage-backed securities	14,490	—	14,490	—
Asset-backed securities	2,271	—	2,271	—
Other	6,003	—	6,003	—
Total debt securities	$667,390	$—	$667,390	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$668,454	$1,064	$667,390	$—

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$452,666	$452,666	$—	$—
Restricted cash	10,979	10,979	—	—
Total assets:	$463,645	$463,645	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$92,761	$—	$92,761	$—
States, municipalities and political subdivisions	300,901	—	300,901	—
Corporate bonds	238,689	—	238,689	—
Mortgage-backed securities	14,694	—	14,694	—
Asset-backed securities	2,500	—	2,500	—
Other	6,010	—	6,010	—
Total debt securities	$655,555	$—	$655,555	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total debt securities and equity securities	$657,491	$1,936	$655,555	$—
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
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three months ended March 31, 2025, there were no assets or liabilities that were measured at fair value on a non-recurring basis.
Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.
NOTE 4. OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes other comprehensive income (loss) and discloses the tax impact of each component of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended March 31,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive income (loss)
Change in unrealized gains (losses) on investments, net	$8,477	$(2,016)	$6,461	$(284)	$67	$(217)
Reclassification adjustment of realized losses included in net income	4	—	4	1	—	1
Effect on other comprehensive income (loss)	$8,481	$(2,016)	$6,465	$(283)	$67	$(216)
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
Components of the Company’s lease costs were as follows (in thousands):

	For The Three Months Ended March 31,
	2025	2024
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$399	$403
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	623	635
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	180	206
Total finance lease cost	$803	$841
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$269	$368
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$77	$24

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2025	December 31, 2024
Right of use assets	$5,540	$5,850
Lease liability	$6,595	$6,945
Finance Leases
Right of use assets	$14,459	$15,082
Lease liability	$17,481	$18,071

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	March 31, 2025		December 31, 2024
Operating lease	4.38	yrs.	4.6	yrs.
Finance lease	6.1	yrs.	6.19	yrs.
Weighted-average discount rate
Operating lease	5.42%		5.36%
Finance lease	4.13%		4.14%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2025 - remaining	$2,403	$1,267
2026	3,216	1,688
2027	3,190	1,599
2028	3,270	1,633
2029	3,352	1,197
2030 and thereafter	4,299	16
Total lease payments	19,730	7,400
Less: imputed interest	2,249	805
Present value of lease liabilities	$17,481	$6,595

Supplemental cash flow information related to the Company's operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2025	March 31, 2024
Lease liability payments	$(350)	$(560)
Finance Leases
Lease liability payments	$(590)	$(211)
Total lease liability payments	$(940)	$(771)
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	35,316	33,236
Office furniture and equipment	1,514	1,498
Tenant and leasehold improvements	11,023	11,023
Vehicle fleet	515	515
Total, at cost	60,549	58,453
Less: accumulated depreciation and amortization	(21,706)	(20,373)
Property and equipment, net	$38,843	$38,080
For the three months ended March 31, 2025, the Company capitalized an additional $1.8 million of internal-use software development for the new policy, billing, and claims system. The Company anticipates additional costs will be incurred as we continue to add new capabilities to the system and will be capitalized as incurred. The Company estimates completion of the development of the system by mid-2025. The Company amortizes the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.
Depreciation and amortization expense for property and equipment was approximately $1.3 million and $680,200 for the three months ended March 31, 2025 and 2024, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $9.6 million with accumulated depreciation of approximately $2.6 million at March 31, 2025.
NOTE 7. INTANGIBLE ASSETS, NET
At March 31, 2025 and December 31, 2024, intangible assets were $34.8 million and $36.4 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.
The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.
Amortization expense of the Company’s intangible assets for each of the respective three month periods ended March 31, 2025 and 2024 was $1.5 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2025 or 2024.
Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2025 − remaining	$4,638
2026	$6,033
2027	$5,836
2028	$3,913
2029	$3,813
Thereafter	$9,278
Total	$33,511

NOTE 8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$30,474	$14,225
Weighted average shares outstanding	30,697,826	30,376,682
Basic earnings per share:	$0.99	$0.47

Diluted earnings per share:
Net income attributable to common stockholders	$30,474	$14,225
Weighted average shares outstanding	30,697,826	30,376,682
Add: Effect of dilutive securities
5.875% Convertible Notes	59,263	59,263
Diluted weighted average common shares outstanding	30,757,089	30,435,945
Diluted earnings per share:	$0.99	$0.47
NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION
The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended March 31, 2025 and 2024, the Company allocated ceding commission income of $15.6 million and $9.3 million to policy acquisition costs, respectively, and $3.8 million and $3.0 million to general and administrative expense, respectively.
The table below depicts the activity regarding deferred reinsurance ceding commission during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance of deferred ceding commission income	$42,561	$33,627
Ceding commission deferred	30,638	10,302
Less: ceding commission earned	(19,425)	(12,380)
Ending balance of deferred ceding commission income	$53,774	$31,549
Deferred ceding commission income is recorded as an offset to deferred policy acquisition costs in the Company's Consolidated Balance Sheet.
NOTE 10. DEFERRED POLICY ACQUISITION COSTS
The Company defers certain costs in connection with written policies, called deferred policy acquisition costs (“DPAC”), which are amortized over the effective period of the related insurance policies. As described in Note 9. Deferred Reinsurance Ceding Commission, the Company records provisional ceding commission that it receives in connection with the Company's reinsurance contracts as an offset to deferred policy acquisition costs. Therefore, deferred policy acquisition costs are presented net of deferred reinsurance ceding commission.
The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning Balance	$63,204	$102,884
Policy acquisition costs deferred	115,172	87,806
Amortization	(60,696)	(95,613)
Unearned ceding commission	$(53,774)	$(31,549)
Ending Balance	$63,906	$63,528
NOTE 11. INCOME TAXES
For the three months ended March 31, 2025 and 2024, the Company recorded income tax provision of $9.5 million and $5.6 million, respectively. The increase is due to the increase in pre-tax income, partially offset by a lower effective tax rate. The effective tax rate was 23.8% compared to 28.4% in the prior year quarter, with the variance driven primarily by estimated pre-tax income for full years 2025 and 2024 and the related impact on permanent tax differences.
The table below summarizes the significant components of the Company’s net deferred tax assets:

	March 31, 2025	December 31, 2024
Deferred tax assets:	(in thousands)
Unearned premiums	$24,665	$18,617
Net operating loss	—	1
Tax-related discount on loss reserve	4,730	5,079
Property and equipment	1,877	1,366
Stock-based compensation	983	669
Accrued expenses	1,863	1,536
Convertible note	28	6
Leases	951	959
Unrealized losses	7,797	9,813
Other	3,585	459
Total deferred tax asset	$46,479	$38,506
Deferred tax liabilities:
Deferred acquisition costs	15,054	15,028
Prepaid expenses	97	191
Basis in purchased investments	4	6
Basis in purchased intangibles	7,690	8,027
Other	1,579	1,378
Total deferred tax liabilities	$24,424	$24,630
Net deferred tax assets	$22,055	$13,876

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21%. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.
The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2021 through 2024. There are currently no tax years under examination.
At March 31, 2025 and December 31, 2024, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.
NOTE 12. REINSURANCE
Overview
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2024 and 2023, the Company purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). The Company also sponsored catastrophe bonds in 2024 and 2023 through Citrus Re Ltd. For the 2023 hurricane season, the Company also obtained reinsurance from the Florida State Board of Administration’s Reinsurance to assist Policyholders (“RAP”) program which provided reinsurance for Florida admitted policies only. The RAP component of the Company's reinsurance program was provided at no cost to the Company and is a non-recurring reinsurance program. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company capacity needs dictate.
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
For a detailed discussion of the Company’s 2024-2025 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2024 Form 10-K.
Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2024 and 2025:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Premium written:
Direct	$355,997	$356,684
Ceded	(41,778)	(44,468)
Net	$314,219	$312,216
Premiums earned:
Direct	$353,828	$341,389
Ceded	(153,794)	(161,963)
Net	$200,034	$179,426
Loss and Loss Adjustment Expenses
Direct	$36,912	$291,362
Ceded	62,495	(189,327)
Net	$99,407	$102,035

During the Company's March 31, 2025 quarterly assessment of losses reserves, the ultimate catastrophe losses for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the balance of reinsurance recoverable on paid and unpaid claims by the same amount, with no resultant change on a net basis because the losses were fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses during the first quarter 2025 to be positive in the table above.
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
The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance, beginning of period	$1,042,687	$845,955
Less: reinsurance recoverable on unpaid losses	675,652	421,798
Net balance, beginning of period	367,035	424,157
Incurred related to:
Current year	107,205	95,372
Prior years	(7,798)	6,663
Total incurred	99,407	102,035
Paid related to:
Current year	55,527	30,182
Prior years	71,378	130,199
Total paid	126,905	160,381
Net balance, end of period	339,537	365,811
Plus: reinsurance recoverable on unpaid losses	509,391	477,876
Balance, end of period	$848,928	$843,687

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of March 31, 2025, the Company reported $339.5 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $254.7 million attributable to IBNR net of reinsurance recoverable, or 75.0% of net reserves for unpaid losses and loss adjustment expenses.
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
As of December 31, 2024 and March 31, 2025, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended March 31, 2025 and 2024, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115, on the outstanding Convertible Notes.
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2024 and March 31, 2025, there was $70.1 million and $67.8 million, respectively, in aggregate principal outstanding under the Term Loan Facility, and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.
For the three months ended March 31, 2025 and 2024, the Company made principal payments of approximately $2.4 million and $2.4 million, respectively, and interest payments of $1.4 million and $1.7 million, respectively, on the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, the Company had $10.0 million in borrowings under the Revolving Credit Facility. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. The letters of credit were not drawn upon during the first quarter of 2025 and were cancelled effective on their maturity date of March 16, 2025. At March 31, 2025 and 2024, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the three months ended March 31, 2024, the Company made interest payments in aggregate of approximately $204,750 on the Revolving Credit Facility and $33,674 relating to unused availability commitment fees. For the three months ended March 31, 2025, the Company made interest payments in aggregate of approximately $181,428 on the Revolving Credit Facility and $158,562 relating to letters of credit and unused availability commitment fees.
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
At March 31, 2025, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 7.172% and 7.195%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.
Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the three months ended March 31, 2025 and 2024, the Company made principal and interest payments of $274,066 and $182,710 on the mortgage loan, respectively.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”) . On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of March 31, 2025, the Company's membership in FHLB-ATL was reduced to $570,000. For the three months ended March 31, 2025, and 2024, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $239,780 and $248,050, respectively.

As of March 31, 2025 and at December 31, 2024, the Company also holds other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.
In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2025, the fair value of the collateralized securities was $4.5 million and the equity investment in FHLB common stock was $316,300.
For the three months ended March 31, 2025 and 2024, the Company made monthly interest payments as per the terms of the loan agreement of $91,145 and $58,294, respectively.
The following table summarizes the Company’s long-term debt and credit facilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	10,673	10,749
Term loan facility	67,750	70,125
Revolving credit facility	10,000	10,000
FHLB loan agreements	5,500	24,700
Total principal amount	$94,808	$116,459
Deferred finance costs	$—	$140
Total long-term debt	$94,808	$116,319

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
The schedule of principal payments on long-term debt as of March 31, 2025 is as follows:

Year	Amount
(In thousands)
2025 remaining	$7,424
2026	71,018
2027	414
2028	433
2029	5,957
Thereafter	9,562
Total	$94,808
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities consist of the following:

Description	March 31, 2025	December 31, 2024
	(In thousands)
Accounts payable and other payables	$19,899	$21,154
Accrued interest and issuance costs	163	146
Other liabilities	212	213
Premium tax	122	438
Commission payables	15,316	17,427
Total other liabilities	$35,712	$39,378

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
The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $324.7 million at March 31, 2025 and $285.5 million at December 31, 2024. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At March 31, 2025, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.
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
NOTE 18. RELATED PARTY TRANSACTIONS
From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2025 and 2024.
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended March 31, 2025 and 2024, the Company paid agency commission to Comegys of $39,774 and $40,808, respectively.
NOTE 19. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2025 and 2024, the matching contributions made to the plan on behalf of the participating employees were approximately $408,300 and $453,200, respectively. In addition to the matching contribution, the Company also made a profit sharing contribution to the 401(k) plan of $490,000. This amount was included in accrued compensation at December 31, 2024.
The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended March 31, 2025 and 2024, the Company incurred medical premium costs including healthcare premiums of $1.7 million and $1.2 million, respectively.
NOTE 20. EQUITY
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2025, the Company had 30,993,270 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,721,154 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $363.9 million as of such date.

As of December 31, 2024, the Company had 30,607,039 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,334,923 shares of unvested shares of restricted common stock outstanding reflecting additional paid-in capital of $362.6 million as of such date.
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
Stock Repurchase Program
On March 11, 2024, the Board of Directors established a new share repurchase plan which commenced upon the expiration of the prior share repurchase plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "2024 Share Repurchase Plan"). There were no shares repurchased under the 2024 Share Repurchase Plan for the year ended December 31, 2024.
On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025 (the "2025 Share Repurchase Plan"). There were no shares repurchased under the 2025 Share Repurchase Plan for the for the three months ended March 31, 2025.
Dividends
The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.
The Board of Directors elected not to declare any dividends during the three months ended March 31, 2025 and 2024.
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
At March 31, 2025, there were 250,749 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.
On March 11, 2025, the Company awarded an aggregate of 99,246 shares of time-based restricted stock and 285,985 shares of performance-based restricted stock, with a fair value at the time of grant of $11.88 per share under the 2023 Plan to certain employees. The time-based restricted stock vests annually in three equal installments commencing on December 15, 2025. The performance based restricted stock has a three-year performance period beginning on January 1, 2025 and ending on December 31, 2027 and will vest following the end of the performance period but no later than March 31, 2028.
On January 10, 2025, the Company awarded 1,000 shares of time-based restricted stock, with a fair value at the time of grant of $10.86 per share under the 2023 Plan to an employee. The time-based restricted stock will fully vest on December 15, 2025.

In June 2024, the Company awarded to non-employee directors an aggregate of 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The restricted stock will vest on the date of the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date.
In March 2024, the Company awarded an aggregate of 8,390 shares of time-based restricted stock, with a fair value at the time of grant of $7.15 per share to certain employees. The time-based restricted stock fully vested on December 15, 2024.
On February 26, 2024, the Company awarded an aggregate of 163,640 shares of time-based restricted stock and an aggregate of 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share to certain employees. The time-based restricted stock will vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 31, 2027.
In January 2025, the Company evaluated the restricted stock performance criteria and determined that based on the Company’s results measured against the performance conditions under the awards, the maximum percentage would most likely be met by each of the recipients at the end of the vesting period for the 2024 awards, which were issued at target. Therefore, additional shares of restricted stock are expected to be earned upon vesting and beginning the first quarter of 2025, the Company began to recognize stock-based compensation on the additional 217,877 shares of performance-based restricted stock, as a result of the expected maximum achievement of the performance conditions under the awards.
For the performance-based restricted stock, that are issued at target, the number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition. However, for those issued at the maximum, the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition under the awards.
The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three months ended March 31, 2025 is as follows:

		Weighted-Average Grant-Date Fair Value per Share
	Number of shares
Non-vested, at December 31, 2024	1,334,921	$8.36
Granted - Performance-based restricted stock	285,985	$11.88
Granted - Time-based restricted stock	100,246	$11.87
Vested	—	—
Canceled and surrendered	—	—
Non-vested, at March 31, 2025	1,721,152	$9.15
Awards are being amortized to expense over the one- to three-year vesting period. The Company recognized $1.3 million and $594,888 of compensation expense for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024 no shares vested or were cancelled.
At March 31, 2025, there was approximately $2.1 million unrecognized expense related to time-based non-vested restricted stock and an additional $6.3 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2024, there was in aggregate $5.7 million of unrecognized expense.
Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at March 31, 2025 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	109,094	7.02	0.8
February 27, 2024	253,918	7.02	1.8
June 5, 2024	39,312	8.14	0.3
July 11, 2023	818,627	4.08	0.8
July 11, 2023	113,970	4.08	0.8
January 10, 2025	1,000	10.86	0.8
March 11, 2025	99,246	11.88	2.8
March 11, 2025	285,985	11.88	2.8
	1,721,152
NOTE 22. SEGMENT INFORMATION
The Company's business is reported as one operating and reportable segment, which is residential property insurance. The Company's residential property insurance business was determined to be one operating and reportable segment based on the Company's approach to making decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents, and monitoring the regulatory environment. The Company conducts its business as a residential property insurer, which is based upon the Company's business organizational and management structure, as well as information used to allocate the Company's resources and assess performance by the Company's Chief Executive Officer and Board of Directors, who are collectively the chief operating decision maker ("CODM").
As mentioned above, the Company operates as one reportable segment, all significant expenses presented to the CODM are presented on the face of the Consolidated Statements of Income and Comprehensive Income. The CODM uses net income to evaluate income generated from segment assets, such as return on assets, in deciding whether to reinvest profits into the business or other parts of the entity, such as for acquisitions or to pay dividends.

	For the Three Months Ended March 31,
	2025	2024
Revenues:	(in thousands)
Net earned premiums	$200,034	$179,426
Net investment income	8,575	8,551
Net realized losses	(4)	(1)
Other revenue	2,915	3,326
Total revenues	211,520	191,302
Expenses:
Losses and loss adjustment expense - current year	107,205	95,372
Losses and loss adjustment expense - prior year	(7,798)	6,663
Policy acquisition costs	45,815	46,929
General and administration costs (1)	20,983	17,408
Depreciation & amortization	2,879	2,226
Interest expenses	2,426	2,830
Income tax expense	9,536	5,649
Segment net income	30,474	14,225
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—
Consolidated net income	$30,474	$14,225
(1) Excludes depreciation and amortization expense
NOTE 23. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended“2024 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.
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

Recent Developments
Economic and Market Factors
We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and total insured value ("TIV"). Rising reinsurance costs may be mitigated through exposure management as well as recouping the cost of reinsurance in future rate filings.
Supplemental Information
The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of March 31, 2025 and comparing those metrics to March 31, 2024. One of our strategies had been to reduce personal lines exposure in Florida, given historical abusive claims practices. Since 2022, several legislative changes have been implemented to positively impact the Florida property insurance market by curtailing assignment of benefits and litigated claims abuses. The positive impact of these legislative changes is reflected in our loss trends. As such, we anticipate writing more organic personal lines business in the State of Florida. Coupled with more adequate rates, we are pursuing a strategy of controlled growth and have selectively opened personal lines markets across our footprint for new business.

Policies-in-force:	Q1 2025	Q1 2024	% Change

Florida	130,003	147,954	(12.1)%
Other States	247,818	289,001	(14.3)%
Total	377,821	436,955	(13.5)%

Premiums-in-force:	(in thousands)
Florida	$695,091	$716,868	(3.0)%
Other States	737,561	670,195	10.1%
Total	$1,432,653	$1,387,063	3.3%

Total Insured Value:	(in thousands)
Florida	$102,648,934	$103,796,187	(1.1)%
Other States	260,995,659	284,663,196	(8.3)%
Total	$363,644,593	$388,459,383	(6.4)%

Florida policies-in-force declined from the prior year quarter by 12.1% while premiums-in-force decreased 3.0%, and TIV was down by 1.1%. The decrease in Florida premium-in-force was driven by a reduction in policy count related to intentional exposure management during 2024. The exposure management goals were met and given the Company's achievement of rate adequacy in 90% of our regions, the Company is expanding its Florida territories open for new business, with an expectation of modest growth by the end of 2025. Compared to the quarter ended March 31, 2024, the policy count for markets outside of Florida decreased 14.3% due to underwriting actions and intentional exposure management, resulting in a TIV decrease of 8.3% while premiums-in-force increased 10.1% due to rating actions, including use of inflation guard.

Strategic Profitability Initiatives
The Company has focused on three main strategic initiatives over the past few years aimed at achieving consistent long-term quarterly earnings and driving shareholder value, which include:
•Generating underwriting profit through rate adequacy and more selective underwriting.
•Allocating capital to products and geographies that maximize long-term returns.
•Maintaining a balanced and diversified portfolio.
These three initiatives will remain in place while we also expand our strategy to include our 2025 initiatives.
Strategic Initiatives for 2025
•Re-opening profitable geographies and allocating capital to sustain profits and margins on a measured basis.
•Persistent underwriting discipline and focus on rate adequacy.
•Continued data driven analytics to drive exposure management.
•Enhancing customer service and claims capabilities.
•Leveraging infrastructure and capabilities to foster future growth.
Trends
Inflation, Underwriting and Pricing
We address reinsurance and loss costs trends in the property insurance sector through rates and inflation guard factors which resulted in an increase in the average premium per policy of 19.5% for the quarter ended March 31, 2025 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation guard, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2024 with growth in that line of business expecting to flatten during 2025. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steadily in the range of 90% despite the rate increases we have implemented, in large part due to a challenging property insurance market in many of the regions in which we operate. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on managing exposure and achieving rate adequacy throughout our book of business as we prudently growing our business in 2025.
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. Florida personal lines claim costs associated with litigated claims have decreased due to favorable legislation over the last several years aimed to curtail claims abuse. This was a significant driver of our Florida exposure reduction in 2024 and previous years. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The legislation appears to be having the intended impact and has improved our outlook on conducting business in Florida.
Our industry had experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in 2022 and 2023. For the 2024 hurricane season, the supply of catastrophe excess of loss reinsurance for the Company was ample and pricing began to moderate. For the 2025 hurricane season, we are seeing an increase in the supply of reinsurance at improved risk-adjusted costs.

Overview of Financial Results
In the following section, we discuss our financial condition and results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
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
•First quarter ended 2025 net income was $30.5 million or $0.99 per diluted share, compared to net income of $14.2 million or $0.47 per diluted share in the prior year quarter, primarily driven by an increase in net premiums earned and relatively flat total expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which continue to favorably impact results. These and other actions resulted in growth of 11.5% in net premiums earned while investment income was flat, and losses and LAE decreased by 2.6%. Policy acquisition costs decreased 2.4%, driven by an increase in ceding commission on the net quota share reinsurance contract, which offset higher costs that vary with gross premiums written. General and administrative costs increased 21.5% driven primarily by software and system related expenses and human capital costs, with the net general and administrative expense ratio 1.0 point higher than the prior year quarter.
•Gross premiums written of $356.0 million were down 0.2% from $356.7 million in the prior year quarter, reflecting exposure management trends over the last several years for personal lines business.
•Gross premiums earned were $353.8 million, up 3.6% from $341.4 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months from commercial residential business growth and rating actions.
•Net premiums earned were $200.0 million, up 11.5% from $179.4 million in the prior year quarter, reflecting higher gross premium earned, as well as a reduction in ceded premiums for the quarter. The reduction in ceded premium was driven primarily by a $8.7 million reinstatement premium for Hurricane Ian during the first quarter of 2024, coupled with a reduction in previously accrued reinstatement premium of $1.4 million during the first quarter of 2025.
•Ceded premium ratio was 43.5%, down 3.9 points from 47.4% in the prior year quarter driven by growth in gross premiums earned and less ceded premium as described above.
•Net loss ratio decreased to 49.7%, a 7.2 point improvement from 56.9% in the same quarter last year, reflecting higher net premiums earned, coupled with slightly lower net losses and LAE. Net weather and catastrophe losses for the current year quarter were $43.5 million, an increase of $25.1 million from $18.4 million in the prior quarter. Net losses in the current year quarter include non-hurricane catastrophe losses of $31.8 million from the California wildfires, which was a $15.9 million increase over the non-hurricane catastrophe losses of $15.9 million incurred in the prior year quarter. Other weather losses totaled $11.7 million, an increase of $9.2 million from the prior year quarter amount of $2.5 million. The higher catastrophe and weather losses were more than offset by significantly lower attritional losses and favorable reserve development compared to the prior year quarter. Favorable net loss development was $7.8 million in the current year quarter compared to adverse development of $6.7 million in the prior year quarter.
•Net expense ratio was 34.8%, a 2.3 point improvement from the prior year quarter amount of 37.1%, driven by growth in net premiums earned, coupled with higher ceding commission income which decreased the net policy acquisition cost ratio by 3.3%, which was partly offset by a 1.0% increase in the net general and administrative expense ratio.
•Net combined ratio of 84.5% improved 9.5 points from 94.0% in the prior year quarter, driven by a lower net loss ratio and lower net expense ratio as described above.
•Net investment income was $8.6 million, which was flat from the first quarter of 2024. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.
•The effective tax rate was 23.8% compared to 28.4% in the prior year first quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is lower than the prior year quarter due to higher projected pre-tax income for the year as of the first quarter of 2025. This had a dilutive effect on the rate impacts of permanent tax differences compared to the prior year quarter income tax provision. The effective tax rate can fluctuate throughout the year as estimates used in each quarterly tax provision are updated with additional information.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	For the Three Months Ended March 31,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$355,997	$356,684	$(687)	(0.2)%
Change in gross unearned premiums	(2,169)	(15,295)	13,126	(85.8)%
Gross premiums earned	353,828	341,389	12,439	3.6%
Ceded premiums	(153,794)	(161,963)	8,169	(5.0)%
Net premiums earned	200,034	179,426	20,608	11.5%
Net investment income	8,575	8,551	24	0.3%
Net realized gains	(4)	(1)	(3)	300.0%
Other revenue	2,915	3,326	(411)	(12.4)%
Total revenue	$211,520	$191,302	$20,218	10.6%
Total revenue
Total revenue was $211.5 million, up 10.6% compared to $191.3 million in the prior year quarter. The increase primarily stems from higher net premiums earned as described below.

Gross premiums written
Gross premiums written were $356.0 million, down 0.2% from $356.7 million in the prior year quarter reflecting exposure management trends over the last several years for personal lines business which is expected to reverse during 2025 as managed growth initiative is deployed.
Premiums-in-force were $1.43 billion as of first quarter 2025, an increase of 3.3% compared to $1.39 billion as of first quarter 2024, driven mostly by rate actions taken while concurrently, TIV decreased by 6.4%.
Gross premiums earned
Gross premiums earned of $353.8 million were up 3.6% from $341.4 million in the prior year quarter, reflecting higher gross premiums written over the last nine months of 2024, driven by rating actions, use of inflation guard, and organic growth of our commercial residential business.
Ceded premiums
Ceded premiums were $153.8 million in first quarter 2025, down 5.0% from $162.0 million in the prior year quarter. The decrease relates primarily to an $8.7 million reinstatement premium for Hurricane Ian during the first quarter of 2024 and in the first quarter of 2025, a $1.4 million reduction in the Hurricane Ian reinstatement premium previously accrued. To the extent the ultimate losses for Hurricanes Ian or Milton grow, additional reinstatement premiums may be incurred, depending upon the amount of additional reinsurance limit utilized.
Net premiums earned
Net premiums earned were $200.0 million in first quarter 2025, up 11.5% from $179.4 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned coupled with a decline in ceded premiums, as described above.
Net investment income
Net investment income was $8.6 million in first quarter 2025, relatively flat compared to the prior year quarter.

	For the Three Months Ended March 31,
(Unaudited)	2025	2024	$ Change	% Change
EXPENSES:	(in thousands)
Losses and loss adjustment expenses	99,407	102,035	(2,628)	(2.6)%
Policy acquisition costs	45,815	46,929	(1,114)	(2.4)%
General and administrative expenses	23,862	19,634	4,228	21.5%
Total expenses	169,084	168,598	486	0.3%

Total expenses
Total expenses were $169.1 million in first quarter 2025, up 0.3% and relatively flat compared to $168.6 million in the prior year quarter. As described below, losses and LAE declined, policy acquisition costs declined, and general and administrative expenses increased.
Losses and loss adjustment expenses ("LAE")
Losses and LAE incurred were $99.4 million in first quarter 2025, down 2.6% from $102.0 million in the prior year quarter. The decrease primarily stems from lower attritional losses and favorable net loss development which offset the impact of higher weather and catastrophe losses. Net weather and catastrophe losses for the current accident quarter were $43.5 million, an increase from $18.4 million in the prior year quarter. Catastrophe losses were $31.8 million compared to $15.9 million in the prior year quarter. Other weather losses totaled $11.7 million, an increase from the prior year quarter amount of $2.5 million. Net favorable prior year loss development was $7.8 million for the first quarter of 2025 compared to net unfavorable loss development of $6.7 million for the prior year quarter.
Policy acquisition costs
Policy acquisition costs were $45.8 million in first quarter 2025, down 2.4% from $46.9 million in the prior year quarter. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. The increase in ceding commission income is due to changes in the program which incepted December 31, 2024 and included a higher ceded rate as well more written premium applicable to the program.
General and administrative expenses
General and administrative expenses were $23.9 million in first quarter 2025, up 21.5% from $19.6 million in the prior year quarter. The increase was driven largely by higher costs related to software and associated costs with the implementation of a new claims, billing and policy system, higher regulatory costs, and higher human capital related costs including medical insurance and stock compensation. The policy, billing and claims system was placed in service on a pilot basis late in the third quarter of 2024. Certain costs associated with the system are currently being capitalized as development is still in progress and the previously capitalized costs are now being amortized, which drives up general and administrative expenses. The Company’s implementation of enhanced and updated claims, policy, and billing systems is expected to achieve efficiencies, enhance customer service, and improve the timeliness and quality of data analytics used to drive underwriting income.

	For the Three Months Ended March 31,
(Unaudited)	2025	2024	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	42,436	22,704	19,732	86.9%
Interest expense, net	2,426	2,830	(404)	(14.3)%
Income before income taxes	40,010	19,874	20,136	101.3%
Income tax expense	9,536	5,649	3,887	68.8%
Net income	$30,474	$14,225	$16,249	114.2%
Basic earnings per share	$0.99	$0.47	$0.52	110.6%
Diluted earnings per share	$0.99	$0.47	$0.52	110.6%
Net income
First quarter 2025 net income was $30.5 million or $0.99 per diluted share, compared to net income of $14.2 million or $0.47 per diluted share in the prior year quarter, primarily driven by an increase in net premiums, while total expenses were relatively flat. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during the last several years, which favorably impacted results during first quarter 2025. These actions resulted in growth of 11.5% in net premiums earned, with a 2.6% decrease in net losses and LAE, as described below. Policy acquisition costs decreased 2.4%, primarily related to an increase in ceding commission income on the net quota share reinsurance contracts. General and administrative costs increased 21.5% driven primarily by costs associated with software, including a new claims, billing and policy system as well as an increase in certain human capital costs as described above.
Interest expense, net
Interest expense, net was $2.4 million in the first quarter of 2025, slightly lower than $2.8 million for the prior year quarter.
Income tax expense
The income tax expense was $9.5 million in first quarter 2025 compared to $5.6 million in the prior year quarter, with the higher provision in the current quarter driven by higher pre-tax earnings compared to the prior year quarter. The effective tax rate for the current year quarter was 23.8% compared to 28.4% in the prior year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is lower than the prior year quarter, which was driven primarily by differences in projected pre-tax income for the calendar year, which includes a dilutive effect on the rate impacts of permanent tax differences compared to the prior year quarter income tax provision. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	For the Three Months Ended March 31,
(Unaudited)	2025	2024
Ceded premium ratio	43.5%	47.4%

Net loss and LAE ratio	49.7%	56.9%
Net expense ratio	34.8%	37.1%
Net combined ratio	84.5%	94.0%
Net combined ratio
The net combined ratio was 84.5% in first quarter 2025, a 9.5 point improvement from 94.0% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio and lower net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 43.5% in first quarter 2025, a 3.9 point improvement from 47.4% in the prior year quarter, primarily driven by growth in gross premiums earned as well as lower reinsurance costs, as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 49.7% in first quarter 2025, a 7.2 point improvement from 56.9% in the prior year quarter, reflecting higher net premiums earned, coupled with a decrease in net losses and LAE as described above.
Net expense ratio
The net expense ratio was 34.8%, a 2.3 point improvement from the prior year quarter amount of 37.1%, primarily driven by growth in net premiums earned which, coupled with higher ceding commission income, lowered the net policy acquisition costs ratio but was partly offset by a higher net general and administrative expense ratio.
Financial Condition – March 31, 2025 compared to December 31, 2024
Cash and Cash Equivalents
At March 31, 2025, cash and cash equivalents decreased by $26.8 million to $425.9 million from $452.7 million at December 31, 2024. The decrease was driven mostly by the payoff of the $19.2 million loan agreement with FHLB-ATL in March 2025, coupled with purchases of fixed income securities.
Fixed Maturity Securities
At March 31, 2025, fixed income securities increased by $11.8 million to $667.4 million from $655.6 million at December 31, 2024. The increase primarily relates to purchases of fixed income securities in longer duration to lock in interest rates.

Reinsurance Recoverable on Paid and Unpaid Claims
At March 31, 2025, reinsurance recoverable on paid and unpaid claims decreased by $147.1 million to $593.1 million from $740.2 million at December 31, 2024. The decrease was primarily driven by reinsurance reimbursements collected during the first quarter of 2025, primarily associated with claims payments for Hurricanes Ian and Milton as well as a reduction in ultimate losses for certain catastrophic events which reduced reinsurance recoverable on unpaid claims as claims developed favorably.
Prepaid Reinsurance Premiums
At March 31, 2025, prepaid reinsurance premium decreased by $113.6 million to $196.2 million from $309.8 million at December 31, 2024. The decrease was primarily driven by payment of reinsurance deposit premiums during the first quarter of 2025.
Unpaid Losses and Loss Adjustment Expenses
At March 31, 2025, unpaid losses and loss adjustment expenses decreased by $193.8 million to $848.9 million from $1.04 billion at December 31, 2024. This amount represents unpaid loss and loss adjustment expenses excluding any reinsurance recoveries. The decrease was primarily due to payment of claims for Hurricanes Milton and Ian during first quarter 2025, as well as a reduction in ultimate losses for certain catastrophic events as claims developed favorably.
Income Tax Payable
The Company’s income tax payable increased from $0.9 million as of December 31, 2024 to $21.6 million as of March 31, 2025 as a result of the IRS’s postponement to file fourth quarter 2024 and first quarter 2025 estimated tax payments until May 2025 for those companies impacted by Hurricane Milton.
Long-term Debt
At March 31, 2025, long-term debt decreased by $21.5 million to $94.8 million from $116.3 million at December 31, 2024, driven by the payoff of a loan from the FHLB-ATL in March 2025 as well as principal payments on other long-term debt.
Total Shareholders’ Equity
At March 31, 2025, total shareholders’ equity increased by $38.2 million to $329.0 million from $290.8 million at December 31, 2024. The increase was primarily due to net income for the quarter ended March 31, 2025 as well as a benefit in accumulated other comprehensive loss driven by a reduction of unrealized losses during the first quarter of 2025 in the amount of $8.5 million.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of March 31, 2025, we had $439.4 million of cash and cash equivalents and $673.4 million in investments, compared to $463.6 million and $663.4 million, respectively, as of December 31, 2024. As described above, the decrease in cash and cash equivalents was primarily due to a payoff of the FHLB-ATL loan, pay down on other debt, and strategic investment of funds into longer duration fixed income securities to lock in current interest rates.
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

Cash Flows

	For the Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$837	$4,308	$(3,471)
Investing activities	(3,469)	(83,295)	79,826
Financing activities	(21,651)	3,113	(24,764)
Net (decrease) increase in cash and cash equivalents	$(24,283)	$(75,874)	$51,591

Operating Activities
Net cash provided by operating activities was $837,000 for the three months ended March 31, 2025 compared to net cash provided by operating activities of $4.3 million for the comparable period in 2024. The decrease in cash provided by operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the three months ended March 31, 2025 compared to the three months ended March 31,2024.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 was $3.5 million as compared to net cash used in investing activities of $83.3 million for the comparable period in 2024. The change in cash used in investing activities relates primarily to timing of investment maturities and use of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $21.7 million, as compared to cash provided by financing activities of $3.1 million for the comparable period in 2024. The change in net cash from financing activities relates primarily to the repayment of the FHLB-ATL loan agreement for $19.2 million during the first quarter of 2025 as well $5.5 million of proceeds in the first quarter of 2024 from a FHLB Des Moines loan.
Credit Facilities
The Company is party to a Credit Agreement by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), and the administrative and collateral agents and other parties thereto (as amended from time to time, the “Credit Agreement”).
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
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of March 31, 2025 and December 31, 2024, there was $67.8 million and $70.1 million, respectively, in aggregate principal outstanding under the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. At March 31, 2025 and December 31, 2024, the outstanding balance under the Revolving Credit facility was $10.0 million. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. At March 31, 2025, the Company had no outstanding letters of credit issued from the Revolving Credit Facility.

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
The applicable margin for loans under the Credit Facilities varies from 2.75% per annum to 3.25% per annum (for SOFR loans) and 1.75% to 2.25% per annum (for base rate loans) based on our consolidated leverage ratio ranging from 1.25-to-1 to greater than 2.25-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2025, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 7.172% and 7.195% per annum, respectively.
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
The Company issued the Convertible Notes under an Indenture (the “Convertible Note Indenture”), dated August 16, 2017, by and among the Company, as issuer, the Notes Guarantor, as guarantor, the trustee party thereto (the “Trustee”).
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
As of March 31, 2025 and December 31, 2024, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”) . On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of March 31, 2025, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $570,000. The proceeds from the loan were used to prepay the Company’s Senior Secured Notes due 2023 in 2018.
In December 2018, our insurance subsidiary became a member of the Federal Home Loan Bank Des Moines ("FHLB-DM"). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2025, the fair value of the collateralized securities was $4.5 million and the equity investment in FHLB-DM common stock was $316,300.

Critical Accounting Policies and Estimates
When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We have made no material changes or additions with regard to those policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years and 3.0 years at March 31, 2025 and 2024, respectively, and 3.1 years at December 31, 2024. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A, at fair value, consistent with the average rating at March 31, 2025.
We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2025.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 13, 2025. There have been no material changes to the Company’s risk factors since the filing of that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(e)
Executive Officer Equity Awards
On March 10, 2025, the members of the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of the Company approved awards of time-based restricted stock and performance-based restricted stock (collectively, the “Equity Awards”), with a grant date of March 11, 2025, under the Company’s 2023 Omnibus Incentive Plan to each of the Company’s named executive officers and other executive officers (each, an “Executive Officer”) as contemplated by their existing respective employment agreements, subject to the terms of the applicable New Award Agreement (defined below) with each of the Executive Officers.
The Equity Awards were issued pursuant to the terms of a restricted stock award agreement (“New Award Agreement”), the terms of which are substantially similar to those included in the restricted stock award agreements previously filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2021 (the “Prior Award Agreements”), and described in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders filed on April 25, 2025, except that the New Award Agreement includes a provision that would accelerate vesting of certain of the Equity Awards upon a participant’s Retirement, as defined in the Company’s 2023 Omnibus Incentive Plan. Specifically, upon the participant’s Retirement, (i) a pro-rated amount of the time-based restricted stock would vest, (ii) a pro-rated amount of the performance-based restricted stock granted in any year prior to the year of Retirement would be eligible to vest based on the ultimate outcome of the performance conditions, and (iii) any performance-based restricted stock granted in the year of Retirement would be forfeited.
This summary of the New Agreement does not purport to be complete and is qualified in its entirety by reference to the form of such agreement filed as Exhibit 10.30 to this Quarterly Report on Form 10-Q and the form of the Prior Award Agreements and description thereof, each of which is incorporated herein by reference.

Amendments to Executive Officer Equity Awards
Also on March 10, 2025, the Committee approved amendments (the “Amendments”) to the Prior Award Agreements for the outstanding equity awards issued in 2023 and 2024. The Amendments provide for the same acceleration of vesting upon Retirement for such prior equity awards as provided in the New Award Agreements. The Amendments were effective as of April 30, 2025.
This summary of the Amendments does not purport to be complete and is qualified in its entirety by reference to the form of such Amendments filed as Exhibit 10.31 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.
Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
10.30†*	Form of Restricted Stock Award Agreement (Time-based and Performance-Based Vesting, as of March 2025)*
10.31†*	Form of Amendment to Restricted Stock Award Agreements*
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

*     Filed herewith
**    Furnished herewith
†     Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 9, 2025	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 9, 2025	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)