Form 10-Q
period 2025-06-30
Heritage Insurance Holdings, Inc.
filed 2025-08-08
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock outstanding on August 3, 2025 was 31,017,570.

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) updated accounting guidance and its impact on disclosure; (vii) potential for rising costs of materials and labor; (ix) assumptions underlying our accounting policies and estimates; (x) assumptions underlying statements regarding us and our business; (xi) the impact of legislation; (xii) claims and related expenses, and our reinsurers’ obligations; (xiii) pending legal proceedings and their effect on our financial position; (xiv) effects of updated claims, policy, and billing systems; and (xv) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2024 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.
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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share amounts)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $688,085 and $692,790)	$665,401	$655,555
Equity securities, at fair value, (cost $1,064 and $1,936)	1,064	1,936
Other investments, net	4,864	5,952
Total investments	671,329	663,443
Cash and cash equivalents	473,465	452,666
Restricted cash	13,467	10,979
Accrued investment income	5,549	5,592
Premiums receivable, net	99,724	102,134
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175 and $197	524,045	740,204
Prepaid reinsurance premiums	530,285	309,802
Income taxes receivable	19,118	—
Deferred income tax asset, net	11,356	13,876
Deferred policy acquisition costs, net	70,940	63,204
Property and equipment, net	38,935	38,080
Right-of-use lease asset, finance	13,837	15,082
Right-of-use lease asset, operating	5,246	5,850
Intangibles, net	33,280	36,372
Other assets	26,179	11,640
Total Assets	$2,536,755	$2,468,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$713,183	$1,042,687
Unearned premiums	762,235	702,707
Reinsurance payable	502,280	227,060
Long-term debt, net	92,361	116,319
Advance premiums	18,606	15,186
Income taxes payable	—	846
Accrued compensation	6,383	8,926
Lease liability, finance	16,868	18,071
Lease liability, operating	6,257	6,945
Accounts payable and other liabilities	35,280	39,378
Total Liabilities	$2,153,453	$2,178,124
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,249,244 shares issued and 31,017,570 outstanding at June 30, 2025 and 42,838,713 shares issued and 30,607,039 outstanding at December 31, 2024	3	3
Additional paid-in capital	365,559	362,644
Accumulated other comprehensive income, net of taxes	(17,514)	(28,604)
Treasury stock, at cost, 12,231,674 shares at June 30, 2025 and December 31, 2024	(130,900)	(130,900)
Retained earnings	166,154	87,656
Total Stockholders' Equity	383,302	290,799
Total Liabilities and Stockholders' Equity	$2,536,755	$2,468,924

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Gross premiums written	$410,968	$424,530	$766,965	$781,214
Change in gross unearned premiums	(57,374)	(74,457)	(59,543)	(89,752)
Gross premiums earned	353,594	350,073	707,422	691,462
Ceded premiums	(157,278)	(159,757)	(311,072)	(321,720)
Net premiums earned	196,316	190,316	396,350	369,742
Net investment income	9,034	9,769	17,609	18,320
Net realized gains	4	12	—	11
Other revenue	2,681	3,474	5,595	6,800
Total revenues	208,035	203,571	419,554	394,873
EXPENSES:
Losses and loss adjustment expenses	75,620	105,928	175,027	207,963
Policy acquisition costs, net of ceding commission income (1)	43,146	47,224	88,961	94,153
General and administrative expenses, net of ceding commission income (2)	24,399	22,780	48,260	42,414
Total expenses	143,165	175,932	312,248	344,530
Operating income	64,870	27,639	107,306	50,343
Interest expense, net	1,880	2,780	4,306	5,610
Income before income taxes	62,990	24,859	103,000	44,733
Income tax expense	14,966	5,990	24,502	11,639
Net income	$48,024	$18,869	$78,498	$33,094
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments	6,072	924	14,549	641
Reclassification adjustment for net realized investment gains	(4)	(12)	—	(11)
Income tax expense related to items of other comprehensive income	(1,443)	(216)	(3,459)	(150)
Total comprehensive income	$52,649	$19,565	$89,588	$33,574
Weighted average shares outstanding
Basic	31,004,218	30,649,732	30,851,022	30,513,207
Diluted	31,063,481	30,708,995	30,910,285	30,572,470
Earnings per share
Basic	$1.55	$0.62	$2.54	$1.08
Diluted	$1.55	$0.61	$2.54	$1.08

(1)Policy acquisition costs includes $13.1 million and $24.8 million of ceding commission income for the three and six months ended June 30, 2025 and $9.4 million and $18.7 million of ceding commission income for the three and six months ended June 30, 2024, respectively.
(2)General and administration includes $4.3 million and $8.2 million of ceding commission income for the three and six months ended June 30, 2025 and $3.1 million and $6.1 million of ceding commission income for the three and six months ended June 30,2024, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003
Net unrealized change in investments, net of tax	—	—	—	—	—	4,625	4,625
Issued restricted stock	24,300	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1650	—	—	—	1,650
Net income	—	—	—	48,024	—	—	48,024
Balance at June 30, 2025	31,017,570	$3	$365,559	$166,154	$(130,900)	$(17,514)	$383,302

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Net Income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935
Net unrealized change in investments, net of tax	—	—	—	—	—	696	696
Issued restricted stock	47,702	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	833	—	—	—	833
Net income	—	—	—	18,869	—	—	18,869
Balance at June 30, 2024	30,684,198	$3	$361,789	$59,211	$(130,900)	$(34,770)	$255,333

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$78,498	$33,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,915	1,428
Bond amortization and accretion	(208)	(1,552)
Expected credit allowance on reinsurance	22	—
Amortization of original issuance discount on debt	140	428
Depreciation and amortization	5,856	4,491
Allowance for bad debt	181	(703)
Net realized gains	—	(11)
Gain on sale of fixed assets, net	(4)	—
Deferred income taxes	(939)	(1,733)
Changes in operating assets and liabilities:
Accrued investment income	43	(1,080)
Premiums receivable, net	2,229	(10,639)
Prepaid reinsurance premiums	(220,483)	(210,958)
Reinsurance recoverable on paid and unpaid claims	216,137	(54,459)
Income taxes receivable	(19,118)	1,288
Deferred policy acquisition costs, net	(7,736)	(11,934)
Right of use leased asset, net	1,849	1,747
Other assets	(14,539)	(2,916)
Unpaid losses and loss adjustment expenses	(329,504)	(23,684)
Unearned premiums	59,528	89,711
Reinsurance payable	275,220	344,468
Accrued interest	(125)	(474)
Accrued compensation	(2,543)	(3,183)
Advance premiums	3,420	2,362
Income tax payable	(846)	—
Leased liabilities, net	(1,891)	(1,684)
Other liabilities	(3,973)	2,531
Net cash provided by operating activities	44,129	156,538
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	91,238	70,287
Fixed maturity securities purchases	(86,327)	(206,264)
Redemption of equity securities	893	—
Return on other investments	1,088	277
Equity securities reinvestment of dividends	(21)	(270)
Proceeds from for sale of asset	16	—
Cost of property and equipment acquired	(3,631)	(2,692)
Net cash provided by (used in) investing activities	3,256	(138,662)
FINANCING ACTIVITIES
Repayment of term note	(4,750)	(4,750)
Mortgage loan payments	(148)	(130)
Payment on loan agreement	(19,200)	—
Proceeds from loan agreement	—	5,500
Additional costs associated with public offering	—	(3)
Dividends forfeited	—	54
Net cash (used in) provided by financing activities	(24,098)	671
Increase in cash, cash equivalents, and restricted cash	23,287	18,547
Cash, cash equivalents and restricted cash, beginning of period	463,645	473,339
Cash, cash equivalents and restricted cash, end of period	$486,932	$491,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$45,472	$12,181
Interest paid	$3,940	$4,552
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$473,465	$452,666
Restricted cash	13,467	10,979
Total	$486,932	$463,645

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
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, new U.S. tax legislation was signed into law (knows as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
Significant accounting policies
The accounting policies of the Company are set forth in Note 1 to the consolidated financial statements contained in the Company’s 2024 Form 10-K.
Segment Information
Nature of Operations
The Company's results are reported as a single operating and reportable segment - residential property insurance. Operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. For more information regarding the Company's nature of operations, refer to Note 22. "Segment Information" in addition to the "Business Segment" section of Note 1. to the consolidated financial statements in the 2024 Form 10-K.
Accounting Pronouncements adopted
Accounting Standards Update No. 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. The Company has adopted this guidance on a prospective basis for the fiscal year beginning on January 1, 2025 and will result in enhanced income tax disclosures beginning with the Company's consolidated financial statements for the year ending December 31, 2025.
Accounting Pronouncements not yet adopted
ASU 2025-01 and 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of certain income statement expenses, such as employee compensation and depreciation, for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The ASU also requires disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2025-01 amends the effective date of ASU 2024-03, clarifying that "public business entities are required to adopt the guidance in annual reporting beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027." In addition, early adoption of the ASU is permitted. The Company is evaluating the guidance impact on the current presentation of the Company's income statement and expects the adoption to result in additional disclosures for certain expenses.
NOTE 2. INVESTMENTS
Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

June 30, 2025	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$88,768	$905	$384	$89,289
States, municipalities and political subdivisions	353,803	1,189	18,831	336,161
Corporate bonds	219,932	2,516	5,817	216,631
Mortgage-backed securities (1)	16,256	—	2,214	14,042
Asset-backed securities	1,746	—	52	1,694
Other	7,580	4	—	7,584
Total	$688,085	$4,614	$27,298	$665,401

(1)Includes securities at June 30, 2025 with a carrying amount of $3.9 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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
The table below summarizes the Company's debt securities at June 30, 2025, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	As of June 30, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$98,809	14.4%	$97,825	14.7%
Due after one year through five years	420,771	61.2%	410,029	61.6%
Due after five years through ten years	133,090	19.3%	124,982	18.8%
Due after ten years	35,415	5.1%	32,565	4.9%
Total	$688,085	100.0%	$665,401	100.0%

Net Realized Gains
Net realized gains for the three months ended June 30, 2025 totaled $4,000 comprised of $6,000 in realized gains with no fair value offset by $2,000 in realized losses with a fair value of $35,000 for the comparable period of 2024, there was a total of $12,000 net realized gains comprised of $13,000 realized gains offset by $1,000 realized losses with an aggregate fair value of $1.0 million. The Company recorded no net realized gains for the six months ended June 30, 2025 as the gains $10,000 were offset by $10,000 realized losses which provided a $0 realized gain (loss) for the period. For the comparable period of 2024, the Company recognized a total of $11,000 of net realized gains comprised of $13,000 in realized gains offset by $2,000 in realized losses with a fair value in aggregate of $2.9 million.
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Debt securities	$5,695	$6,502	$11,043	$11,057
Equity securities	12	361	45	657
Cash and cash equivalents	3,653	3,595	7,058	7,814
Other investments	146	173	455	324
Net investment income	9,506	10,631	18,601	19,852
Less: Investment expenses	472	862	992	1,532
Net investment income, less investment expenses	$9,034	$9,769	$17,609	$18,320

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2025 and December 31, 2024 (in thousands), respectively:

	Less Than Twelve Months			Twelve Months or More
June 30, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	3	$6	$3,026	14	$378	$12,035
States, municipalities and political subdivisions	12	460	14,634	329	18,371	243,518
Corporate bonds	8	13	6,685	139	5,804	94,101
Mortgage-backed securities	—	—	—	116	2,214	14,042
Asset-backed securities	—	—	—	27	52	1,694
Other	—	—	—	—	—	—
Total	23	$479	$24,345	625	$26,819	$365,390

	Less Than Twelve Months			Twelve Months or More
December 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	18	$294	$29,710	19	$606	$18,541
States, municipalities and political subdivisions	26	803	29,440	342	25,078	249,317
Corporate bonds	44	496	33,391	170	8,513	114,361
Mortgage-backed securities	1	—	—	122	2,672	14,694
Asset-backed securities	—	—	—	31	88	2,501
Other	—	—	—	—	—	—
Total	89	$1,593	$92,541	684	$36,957	$399,414

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
The Company evaluated the available for sale investments that were in an unrealized loss position at June 30, 2025 and determined that the unrealized losses were caused by rising interest rates in previous periods, resulting in no credit loss allowance recorded as of and as of the quarter ended June 30, 2025.
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
The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2025 and December 31, 2024 (in thousands), respectively:

	As of June 30, 2025		As of December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity Method	$886	$886	$920	$920
Investments in non-consolidated VIEs -Method Alternative	$3,978	$3,978	$5,032	$5,032
Total non-consolidated VIEs	$4,864	$4,864	$5,952	$5,952
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
The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At June 30, 2025 and December 31, 2024, there were no transfers in or out of Level 1, 2, and 3.
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
The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(In thousands)
Cash and cash equivalents	$473,465	$473,465	$—	$—
Restricted cash	13,467	13,467	$—	$—
Total assets:	$486,932	$486,932	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$89,289	$—	$89,289	$—
States, municipalities and political subdivisions	336,161	—	336,161	—
Corporate bonds	216,631	—	216,631	—
Mortgage-backed securities	14,042	—	14,042	—
Asset-backed securities	1,694	—	1,694	—
Other	7,584	—	7,584	—
Total debt securities	$665,401	$—	$665,401	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$666,465	$1,064	$665,401	$—

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(In thousands)
Cash and cash equivalents	$452,666	$452,666	$—	$—
Restricted cash	10,979	10,979	—	—
Total assets:	$463,645	$463,645	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$92,761	$—	$92,761	$—
States, municipalities and political subdivisions	300,901	—	300,901	—
Corporate bonds	238,689	—	238,689	—
Mortgage-backed securities	14,694	—	14,694	—
Asset-backed securities	2,500	—	2,500	—
Other	6,010	—	6,010	—
Total debt securities	$655,555	$—	$655,555	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total debt securities and equity securities	$657,491	$1,936	$655,555	$—
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
Non-recurring fair value measurements
Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three and six months ended June 30, 2025, there were no assets or liabilities that were measured at fair value on a non-recurring basis.
Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.
NOTE 4. OTHER COMPREHENSIVE INCOME
The following table summarizes other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$6,072	$(1,443)	$4,629	$924	$(219)	$705
Reclassification adjustment of realized gains included in net income	(4)	—	(4)	(12)	3	(9)
Effect on other comprehensive income	$6,068	$(1,443)	$4,625	$912	$(216)	$696

	For the Six Months Ended June 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$14,549	$(3,459)	$11,090	$641	$(152)	$489
Reclassification adjustment of realized gains included in net income	—	—	—	(11)	2	(9)
Effect on other comprehensive income	$14,549	$(3,459)	$11,090	$630	$(150)	$480
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
Components of the Company’s lease costs were as follows (in thousands):

	For The Six Months Ended June 30,
	2025	2024
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$778	$810
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,247	1,269
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	355	407
Total finance lease cost	$1,602	$1,676
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$582	$744
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$55	$42

Supplemental balance sheet information related to the Company’s operating and financing leases for the periods presented below were as follows (in thousands):

Operating Leases	June 30, 2025	December 31, 2024
Right of use assets	$5,246	$5,850
Lease liability	$6,257	$6,945
Finance Leases
Right of use assets	$13,837	$15,082
Lease liability	$16,868	$18,071

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	June 30, 2025		December 31, 2024
Operating lease	4.14	yrs.	4.6	yrs.
Finance lease	5.7	yrs.	6.19	yrs.
Weighted-average discount rate
Operating lease	5.41%		5.36%
Finance lease	4.13%		4.14%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2025 - remaining	$1,615	$844
2026	3,216	1,688
2027	3,190	1,599
2028	3,270	1,633
2029	3,351	1,197
2030 and thereafter	4,299	16
Total lease payments	18,941	6,977
Less: imputed interest	2,073	720
Present value of lease liabilities	$16,868	$6,257

Supplemental cash flow information related to the Company's operating and financing leases for the six months ended June 30, 2025 and 2024 were as follows (in thousands):

Operating Leases	June 30, 2025	June 30, 2024
Lease liability payments	$(688)	$(670)
Finance Leases
Lease liability payments	$(1,203)	$(1,014)
Total lease liability payments	$(1,891)	$(1,684)
NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Land	$2,582	$2,582
Building	9,599	9,599
Computer hardware and software	36,814	33,236
Office furniture and equipment	1,498	1,498
Tenant and leasehold improvements	10,983	11,023
Vehicle fleet	191	515
Total, at cost	61,667	58,453
Less: accumulated depreciation and amortization	(22,732)	(20,373)
Property and equipment, net	$38,935	$38,080
For the six months ended June 30, 2025, the Company capitalized an additional $3.6 million of internal-use software development for the new policy, billing, and claims system. The Company is incurring additional costs as the Company continues to add new capabilities and products to the system which will be capitalized as appropriate. With the addition of the Company's commercial products to the system, the Company estimates completion of the system development by the end of 2026. The Company amortizes the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.
Depreciation and amortization expense for property and equipment was approximately $1.1 million and $718,800 for the three months ended June 30, 2025 and 2024, respectively. Depreciation and amortization expense for property and equipment was approximately $2.4 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. The Company owns real estate consisting of 13 acres of land, two buildings with a gross area of 88,378 square feet and a parking garage. The carrying value of the property is approximately $9.6 million with accumulated depreciation of approximately $2.9 million at June 30, 2025.
NOTE 7. INTANGIBLE ASSETS, NET
At June 30, 2025 and December 31, 2024, intangible assets were $33.3 million and $36.4 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.
The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.

Amortization expense of the Company’s intangible assets for each of the respective three and six month periods ended June 30, 2025 and 2024 was $1.6 million and $3.1 million, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the six months ended June 30, 2025 or 2024.
Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2025 − remaining	$3,092
2026	$6,033
2027	$5,836
2028	$3,913
2029	$3,813
Thereafter	$9,278
Total	$31,965
NOTE 8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$48,024	$18,869	$78,498	$33,094
Weighted average shares outstanding	31,004,218	30,649,732	30,851,022	30,513,207
Basic earnings per share:	$1.55	$0.62	$2.54	$1.08

Diluted earnings per share:
Net income attributable to common stockholders	$48,024	$18,869	$78,498	$33,094
Weighted average shares outstanding	31,004,218	30,649,732	30,851,022	30,513,207
Add: Effect of dilutive securities
5.875% Convertible Notes	59,263	59,263	59,263	59,263
Diluted weighted average common shares outstanding	31,063,481	30,708,995	30,910,285	30,572,470
Diluted earnings per share:	$1.55	$0.61	$2.54	$1.08

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION
The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended June 30, 2025 and 2024, the Company allocated ceding commission income of $13.1 million and $9.4 million to policy acquisition costs, respectively, and $4.3 million and $3.1 million to general and administrative expense, respectively. For the six months ended June 30, 2025 and 2024, the Company allocated ceding commission income of $24.8 million and $18.7 million to policy acquisition costs, respectively and $8.2 million and $6.1 million to general and administrative expense, respectively.
The table below depicts the activity regarding deferred reinsurance ceding commission during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance of deferred ceding commission income	$40,051	$31,549	$42,561	$33,627
Ceding commission deferred	18,606	14,537	31,637	24,839
Less: ceding commission earned	(17,401)	(12,484)	(32,942)	(24,864)
Ending balance of deferred ceding commission income	$41,256	$33,602	$41,256	$33,602
Deferred ceding commission income is recorded as an offset to deferred policy acquisition costs in the Company's Condensed Consolidated Balance Sheet.
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
The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning Balance	$63,906	$63,528	$63,204	$102,884
Policy acquisition costs deferred	51,702	90,230	155,008	146,487
Amortization	(3,411)	(38,940)	(106,015)	(134,553)
Unearned ceding commission	(41,256)	(33,602)	(41,256)	(33,602)
Ending Balance	$70,940	$81,216	$70,940	$81,216
NOTE 11. INCOME TAXES
For the three months ended June 30, 2025 and 2024, the Company recorded income tax expense of $15.0 million and $6.0 million, respectively, which corresponds to effective rates of 23.8% and 24.1%, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded income tax provision of $24.5 million and $11.6 million, respectively, which corresponds to effective tax rates of 23.8% and 26.0%, respectively. The effective tax rate for the first two quarters of 2025 was lower than the effective tax rate for the first two quarters of 2024, largely driven by higher projected pre-tax income for the year 2025 compared to the projection for the year 2024. This had a dilutive effect on the rate impacts of permanent tax differences compared to the prior year tax provisions.
The table below summarizes the significant components of the Company’s net deferred tax assets:

	June 30, 2025	December 31, 2024
Deferred tax assets:	(In thousands)
Unearned premiums	$19,964	$18,617
Net operating loss	—	1
Tax-related discount on loss reserve	4,545	5,079
Property and equipment	2,258	1,366
Stock-based compensation	1,393	669
Accrued expenses	998	1,536
Convertible note	14	6
Leases	936	959
Unrealized losses	6,355	9,813
Other	779	459
Total deferred tax asset	$37,242	$38,506
Deferred tax liabilities:
Deferred acquisition costs	16,867	15,028
Prepaid expenses	191	191
Basis in purchased investments	2	6
Basis in purchased intangibles	7,354	8,027
Other	1,472	1,378
Total deferred tax liabilities	$25,886	$24,630
Net deferred tax assets	$11,356	$13,876

The Company has recorded its deferred tax assets and liabilities using the statutory federal tax rate of 21%. The Company believes it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which the Company believes will generate sufficient taxable income to realize the deferred tax asset.
The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2021 through 2024. There are currently no tax years under examination.
At June 30, 2025 and December 31, 2024, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.
NOTE 12. REINSURANCE
Overview
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2025 and 2024, the Company purchased catastrophe excess of loss reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida personal residential and commercial residential admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). The Company also sponsored catastrophe bonds in 2025 and 2024 through Citrus Re Ltd. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance from reinsurers who are either rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company’s capacity needs dictate.
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
2025 - 2026 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2025, the Company entered into catastrophe excess of loss reinsurance agreements for 2025-2026 covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). As described above, the catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90.0% for the 2025 hurricane season. The Company's affiliate Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.
The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2025-2026 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $1.1 billion for NBIC, and first event coverage up to $865.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $50.0 million, of which $50.0 million would be ceded to Osprey in a shared contract with NBIC and Zephyr; NBIC – $39.3 million of which the entire amount would be ceded to Osprey in a shared contract with Heritage P&C and Zephyr; and Zephyr — $50.0 million, of which $50 million would be ceded to Osprey in a shared contract with Heritage P&C and NBIC.
The Company is responsible for all losses and loss adjustment expenses in excess of the Company's reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.75 billion of limit is available in 2025, which includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.
Additionally, on December 31, 2024, the Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms which contracts expire December 31, 2025. One contract which is 55% placed has a $15.0 million limit in excess of a retention of $25.0 million while another contract provides the remaining 45% with a $20.0 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available.
Net Quota Share Reinsurance
The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and general excess of loss) inures to the quota share program. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota program has a term of one year. The Net Quota Share program which renewed on December 31, 2023 ceded 41% of the net premiums, with an occurrence limit of $20.0 million for catastrophe losses, subject to certain aggregate loss limits that vary by reinsurer. The Net Quota Share program which renewed on December 31, 2024 ceded 46.0% of the net premiums, with an occurrence limit of $20.0-$25.0 million for catastrophe losses is in effect on the current year quota share program, subject to certain aggregate loss limits that vary by reinsurer.
Per Risk Coverage
For losses arising from business underwritten by Heritage P&C losses arising from commercial residential business underwritten by NBIC, and southeastern U.S. surplus lines business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage. For the contract period from June 15, 2024 through June 30, 2025, which was 100% placed, the program covered losses and loss adjustment expenses in excess of $1.5 million per claim. The limit recoverable for an individual loss is $8.5 million and total limit for all losses is $25.5 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $500,000 and total limit for all losses is $1.5 million. This property per risk program was renewed for the period of July 1, 2025 through June 30, 2026, which was 100% placed. Under this new program, the limit recoverable for an individual loss in excess of $2.0 million per claim is $8.0 million and total limit for all losses is $24.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1 million per claim. The limit recovered for an individual loss is $1.0 million and total limit for all losses is $3.0 million.
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
General Excess of Loss
The Company’s general excess of loss reinsurance protects personal residential multi-peril business underwritten by NBIC and Zephyr from single risk losses. For the contract period of July 1, 2024 through June 30, 2025, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed. For the contract period of July 1, 2025 through June 30, 2026, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 47.5% placed.
For a detailed discussion of the Company’s 2024-2025 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2024 Form 10-K.
Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Premium written:
Direct	$410,968	$424,530	$766,965	$781,214
Ceded	(491,335)	(488,210)	(531,555)	(532,678)
Net	$(80,367)	$(63,680)	$235,410	$248,536
Premiums earned:
Direct	$353,594	$350,073	$707,422	$691,462
Ceded	(157,278)	(159,757)	(311,072)	(321,720)
Net	$196,316	$190,316	$396,350	$369,742
Loss and Loss Adjustment Expenses
Direct	$70,062	$210,962	$106,974	$502,324
Ceded	5,558	(105,034)	68,053	(294,361)
Net	$75,620	$105,928	$175,027	$207,963

During each of the Company's June 30, 2025 and March 31, 2025 quarterly assessment of losses reserves, the ultimate catastrophe loss estimates for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the amount of reinsurance recoverable on unpaid claims by the same amount. The resultant change on a net basis was neutral because the losses were fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses during the first and second quarters of 2025 to be positive in the table above.

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
The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$848,928	$843,687	$1,042,687	$845,955
Less: reinsurance recoverable on unpaid losses	509,391	477,876	675,652	421,798
Net balance, beginning of period	339,537	365,811	367,035	424,157
Incurred related to:
Current year	77,872	97,240	185,077	192,612
Prior years	(2,252)	8,688	(10,050)	15,351
Total incurred	75,620	105,928	175,027	207,963
Paid related to:
Current year	47,488	51,201	103,015	81,383
Prior years	39,386	66,404	110,764	196,603
Total paid	86,874	117,605	213,779	277,986
Net balance, end of period	328,283	354,134	328,283	354,134
Plus: reinsurance recoverable on unpaid losses	384,900	468,137	384,900	468,137
Balance, end of period	$713,183	$822,271	$713,183	$822,271

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of June 30, 2025, the Company reported $328.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $252.7 million attributable to IBNR net of reinsurance recoverable, or 77.0% of net reserves for unpaid losses and loss adjustment expenses.
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
As of December 31, 2024 and June 30, 2025, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each respective six month periods ended June 30, 2025 and 2024, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115, on the outstanding Convertible Notes.
Senior Secured Credit Facility
The Company was party to a credit agreement dated as of December 14, 2018 (as amended from time to time, the “Credit Agreement”) with a syndicate of lenders as of June 30, 2025
As of June 30, 2025, the Credit Agreement, as amended, provided for (1) a five-year senior secured term loan facility in an aggregate principal amount of $100 million (the “Term Loan Facility”) and (2) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility, the “Credit Facilities”).
Term Loan Facility. The principal amount of the Term Loan Facility amortizes in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The Term Loan Facility matures on July 28, 2026. As of December 31, 2024 and June 30, 2025, there was $70.1 million and $65.4 million, respectively, in aggregate principal outstanding under the Term Loan Facility, and after giving effect to the additional term loan advance that was used to refinance amounts outstanding under the Revolving Credit Facility and to pay fees, costs and expenses related thereto, there was $10 million in aggregate principal outstanding under the Revolving Credit Facility.
For the six months ended June 30, 2025 and 2024, the Company made principal payments of approximately $4.8 million and $4.8 million, respectively, and interest payments of $2.6 million and $3.3 million, respectively, on the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, the Company had $10.0 million in borrowings under the Revolving Credit Facility. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. The letters of credit were not drawn upon during the first quarter of 2025 and were cancelled effective on their maturity date of March 16, 2025. At June 30, 2025 and 2024, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the six months ended June 30, 2024, the Company made interest payments in aggregate of approximately $413,668 on the Revolving Credit Facility and $66,535 relating to unused availability commitment fees. For the six months ended June 30, 2025, the Company made interest payments in aggregate of approximately $362,783 on the Revolving Credit Facility and $194,730 relating to letters of credit and unused availability commitment fees.
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
At June 30, 2025, the effective interest rate for the Term Loan Facility and Revolving Credit Facility was 7.177% and 7.177%, respectively. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.
Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the six months ended June 30, 2025 and 2024, the Company made principal and interest payments of $548,746 and $548,746 on the mortgage loan, respectively.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of June 30, 2025, the Company's membership in FHLB-ATL was reduced to $570,000. For the six months ended June 30, 2025, and 2024, the Company made quarterly interest payments as per the terms of the loan agreement of approximately $239,780 and $498,828, respectively.
As of June 30, 2025 and at December 31, 2024, the Company also holds other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of June 30, 2025, the fair value of the collateralized securities and term certificate deposits was $5.8 million and the equity investment in FHLB common stock was $316,300.
For the three months ended June 30, 2025 and 2024, the Company made monthly interest payments as per the terms of the loan agreement in aggregate of $58,809, and $58,809, respectively. For the six months ended June 30, 2025 and 2024, the Company made monthly interest payments in aggregate of $116,971 and $117,103, respectively.
The following table summarizes the Company’s long-term debt and credit facilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	10,601	10,749
Term loan facility	65,375	70,125
Revolving credit facility	10,000	10,000
FHLB loan agreements	5,500	24,700
Total principal amount	$92,361	$116,459
Deferred finance costs	$—	$140
Total long-term debt	$92,361	$116,319

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
The schedule of principal payments on long-term debt as of June 30, 2025 is as follows:

Year	Amount
(In thousands)
2025 remaining	$4,977
2026	71,018
2027	414
2028	433
2029	5,957
Thereafter	9,562
Total	$92,361
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities consist of the following:

Description	June 30, 2025	December 31, 2024
	(In thousands)
Accounts payable and other payables	$17,478	$21,154
Accrued interest and issuance costs	22	146
Other liabilities	217	213
Premium tax	—	438
Commission payables	17,563	17,427
Total other liabilities	$35,280	$39,378

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
The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), and Zephyr Insurance Company (“Zephyr”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $329.6 million at June 30, 2025 and $285.5 million at December 31, 2024. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At June 30, 2025, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.
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
NOTE 18. RELATED PARTY TRANSACTIONS
From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2025 and 2024.
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. For the three months ended June 30, 2025 and 2024, the Company paid agency commission to Comegys of $35,445 and $39,280, respectively. For the six months ended June 30, 2025 and 2024, the Company paid agency commission to Comegys of $75,145 and $80,088, respectively.
NOTE 19. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended June 30, 2025 and 2024, the matching contributions made to the plan on behalf of the participating employees were approximately $556,800 and $368,500, respectively. For the six months ended June 30, 2025 and 2024, the matching contributions made to the plan on behalf of the participating employees were $965,100 and $821,700, respectively. In addition to the matching contribution, the Company also made a profit sharing contribution to the 401(k) plan in aggregate of $490,000 during the first quarter of 2025. This amount was included in accrued compensation at December 31, 2024.
The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended June 30, 2025 and 2024, the Company incurred medical premium costs including healthcare premiums of $1.6 million and $1.5 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred medical premium costs including healthcare premiums of $3.3 million and $2.7 million, respectively.
NOTE 20. EQUITY
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2025, the Company had 31,017,570 shares of common stock outstanding, 12,231,674 treasury shares of common stock and 1,690,840 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $365.6 million as of such date.

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
On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025 (the "2025 Share Repurchase Plan"). There were no shares repurchased under the 2025 Share Repurchase Plan for the for the three and six months ended June 30, 2025.
Dividends
The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.
The Board of Directors elected not to declare any dividends during the six months ended June 30, 2025 and 2024.
NOTE 21. STOCK-BASED COMPENSATION

Restricted Stock
The Company adopted the Heritage Insurance Holdings, Inc., 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on June 7, 2023. The 2023 Plan authorized 2,125,000 shares of common stock for issuance under the Plan for future grants. In June 2025, the 2023 Plan was amended, effective on June 10, 2025 to increase the authorized shares by 1,800,000 shares of common stock for issuance under the Plan for future grants. Upon effectiveness of the original 2023 Plan, no new awards may be granted under the prior Omnibus Incentive Plan, which will continue to govern the terms of awards previously made under such plan.
At June 30, 2025, there were 2,026,449 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.
In June 2025, the Company awarded to non-employee directors an aggregate of 15,300 shares of stock with a fair value at the time of grant of $23.53 per share. The stock fully vested upon issuance on June 10, 2025, the date of the annual meeting of the Company's stockholders.
On April 15, 2025, the Company awarded 9,000 shares of time-based restricted stock, with a fair value at the time of grant of $17.30 per share under the 2023 Plan to certain employees. The time-based restricted stock will fully vest on December 15, 2025.
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
In June 2024, the Company awarded to non-employee directors an aggregate of 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The restricted stock vested on June 10, 2025, the date of the annual meeting of the Company's stockholders.
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
For the shares of performance-based restricted stock that are issued at target, the number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition. However, for those issued at the maximum, the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition under the awards.
The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the six months ended June 30, 2025 is as follows:

		Weighted-Average Grant-Date Fair Value per Share
	Number of shares
Non-vested, at December 31, 2024	1,334,921	$8.36
Granted - Performance-based restricted stock	285,985	$11.88
Granted - Time-based restricted stock	124,546	$13.69
Vested	(54,612)	$23.53
Canceled and surrendered	—	—
Non-vested, at June 30, 2025	1,690,840	$8.86
Awards are being amortized to expense over the one - to three-year vesting period. The Company recognized $1.7 million and $833,000 of compensation expense for the three months ended June 30, 2025 and 2024, respectively. The Company recognized $2.9 million and $1.4 million of stock compensation expense for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, a total of 54,612 shares of restricted stock previously granted to non-employee directors were vested and released. For the three and six months ended June 30, 2024, a total of 77,296 shares of restricted stock previously granted to non-employee directors were vested and released.
At June 30, 2025, there was approximately $1.8 million unrecognized expense related to time-based non-vested restricted stock and an additional $5.4 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2024, there was in aggregate $5.2 million of unrecognized expense.
Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2025 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	109,094	7.02	1.5
February 27, 2024	253,918	7.02	1.5
July 11, 2023	818,627	4.08	0.5
July 11, 2023	113,970	4.08	0.5
January 10, 2025	1,000	10.86	0.5
March 11, 2025	99,246	11.88	2.5
March 11, 2025	285,985	11.88	2.5
April 15, 2025	9,000	17.30	0.5
	1,690,840
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:	(in thousands)		(in thousands)
Net premiums earned	$196,316	$190,316	$396,350	$369,742
Net investment income	9,034	9,769	17,609	18,320
Net realized losses	4	12	—	11
Other revenue	2,681	3,474	5,595	6,800
Total revenues	208,035	203,571	419,554	394,873
Expenses:
Losses and loss adjustment expense - current year	77,872	97,240	185,077	192,612
Losses and loss adjustment expense - prior year	(2,252)	8,688	(10,050)	15,351
Policy acquisition costs	43,146	47,224	88,961	94,153
General and administration costs (1)	21,422	20,515	42,404	37,923
Depreciation & amortization	2,977	2,265	5,856	4,491
Interest expense	1,880	2,780	4,306	5,610
Income tax expense	14,966	5,990	24,502	11,639
Segment net income	48,024	18,869	78,498	33,094
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—	—	—
Consolidated net income	$48,024	$18,869	$78,498	$33,094
(1) Excludes depreciation and amortization expense
NOTE 23. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2025, other than events described below.

On July 22, 2025, the Company and its subsidiary guarantors entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with lenders from time to time party thereto and Regions Bank, as administrative agent and collateral agent. The Amended and Restated Credit Agreement amended and restated in its entirety the Credit Agreement dated as of December 31, 2018 (as subsequently amended from time to time).
The Amended and Restated Credit Agreement, among other things, (i) increases the overall size of the senior secured credit facilities to an aggregate principal amount of up to $200.0 million, consisting of (a) a revolving credit facility that continues to have an aggregate principal amount of up to $50.0 million (inclusive of a $25.0 million sublimit for swingline loans), but with an extended maturity of July 2030, (b) a term loan facility for an aggregate of $75 million principal amount outstanding as of the date of the Amended and Restated Agreement, with an extended maturity of July 2030, and (c) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments, subject to satisfaction of conditions to borrowing and compliance with a specified consolidated leverage ratio, in up to five separate installments during the two year period following the effective date of the Amended and Restated Credit Agreement with a maturity of July 2030, (ii) reduces the applicable margin for loans from (a) the prior range of 2.75% to 3.25% (plus the 0.10% credit adjustment spread) to a range from 2.50% to 3.00% per annum for SOFR loans (and removes the 0.10% SOFR credit adjustment spread) and (b) the prior range of 1.75% to 2.25% per annum for base rate loans to a range from 1.50% to 2.00%, in each case based on a consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1 and (iii) amend the terms of specified financial and negative covenants, which will generally allow the Company more flexibility, including to sell certain real estate assets located in Clearwater, Florida. All other material terms remain unchanged in the Amended and Restated Credit Agreement.
The net proceeds from the advance, along with cash on hand, were used to repay approximately $78 million in principal amount outstanding under the Prior Credit Agreement, including to pay accrued interest, fees, costs and expenses in connection with the closing of the Amended and Restated Credit Agreement.
On July 23, 2025, the Company sold its Clearwater property to a non-affiliated party at a purchase price of $16.0 million less fees and commission of approximately $833,230. In addition, the Company issued a Promissory Note to the buyer for $11.0 million with a maturity date of one year from effective date at which time all outstanding principal and any unpaid accrued interest and other charges shall be due and payable. Interest shall accrue daily at a rate of 7% per annum, compounded annually with monthly interest payments due to the Company. In conjunction with this transaction the Company paid in full the outstanding 7.42% mortgage loan balance and the unpaid accrued interest in the amount of $10.6 million. The Company is anticipating recognizing approximately $2.5 million pre-tax gain from this transaction during the third quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 (as amended, the “2024 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.
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

Recent Developments
Economic and Market Factors
We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and total insured value ("TIV"). To the extent that reinsurance costs rise, we may seek to recoup the cost of reinsurance in future rate filings as well as mitigate the cost through exposure management.
Supplemental Information
The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and TIV for Florida and all other states as of June 30, 2025 and comparing those metrics to June 30, 2024.

Policies-in-force:	Q2 2025	Q2 2024	% Change

Florida	127,772	142,591	(10.4)%
Other States	242,337	277,653	(12.7)%
Total	370,109	420,244	(11.9)%

Premiums-in-force:	(in thousands)
Florida	$687,883	$734,698	(6.4)%
Other States	741,608	687,638	7.8%
Total	$1,429,491	$1,422,336	0.5%

Total Insured Value:	(in thousands)
Florida	$105,385,166	$104,426,161	0.9%
Other States	259,649,177	278,666,369	(6.8)%
Total	$365,034,343	$383,092,530	(4.7)%

Florida policies-in-force declined from the prior year quarter by 10.4% while premiums-in-force decreased 6.4%, and TIV was up by less than 1.0%. The decrease in Florida premium-in-force was driven primarily by a reduction in our personal lines policy count related to intentional exposure management during the last several years. The exposure management goals were met and given the Company's achievement of rate adequacy in a majority of our territories, the Company is expanding its Florida territories which are open for new business, with an expectation of modest growth by the end of 2025. The in-force premium for our Florida commercial lines business is also down, driven by competitive market conditions. Compared to the quarter ended March 31, 2025, our policy count is down 2.0%, with a 0.2% reduction in premiums-in-force, and a 0.4% increase in total insured value.

Strategic Profitability Initiatives
The Company has focused on three main strategic initiatives over the past few years aimed at achieving consistent, long-term quarterly earnings and driving shareholder value, which include:
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
•Continued data driven analytics.
•Enhancing customer service and claims capabilities.
•Leveraging infrastructure and capabilities to foster future growth.
Trends
Inflation, Underwriting and Pricing
We address reinsurance and loss costs trends in the property insurance sector through rates and inflation guard factors which resulted in an increase in the average premium per policy of 14.1% for the quarter ended June 30, 2025 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation guard, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2024, with in-force premium in that line of business expected to flatten during 2025. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steadily in the range of 90%,which we believe is driven in large part due to a challenging property insurance market in many of the regions in which we operate, as well as our agency relationships and policyholder service. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on managing exposure and achieving rate adequacy throughout our book of business as we prudently grow our business in 2025.
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. However, the rate at which inflation is increasing is at a lower point than what we have experienced in the last several years. Florida personal lines claim costs associated with litigated claims have decreased due to favorable legislation over the last several years aimed to curtail claims abuse. This was a significant driver of our Florida exposure reduction in 2024 and previous years. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The legislation continues to be having the intended impact and has improved our outlook on conducting business in Florida, such that we intend to grow modestly in Florida in 2025.
Our industry had experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in 2022 and 2023. For the 2024 hurricane season, the supply of catastrophe excess of loss reinsurance for the Company was ample and pricing began to moderate. For the 2025 hurricane season, we observed increased reinsurance supply at competitive pricing as the reinsurance market continues to stabilize and improve.

Overview of Financial Results
In the following section, we discuss our financial condition and results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
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
•Second quarter ended 2025 net income was $48.0 million or $1.55 per diluted share, compared to net income of $18.9 million or $0.61 per diluted share in the prior year quarter, primarily driven by a significant reduction in losses and loss adjustment expenses, an increase in net premiums earned, and a reduction in operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which continue to favorably impact results. These and other actions resulted in growth of 3.2% in net premiums earned while investment income was down due to a lower interest rate environment, particularly our money market funds and sweep accounts. As described below losses and LAE decreased by 28.6% from the prior year quarter, driven by a reduction in weather losses, favorable loss development and lower attritional losses. Policy acquisition costs decreased 8.6%, driven by an increase in ceding commission on the net quota share reinsurance contract, which offsets higher costs that vary with gross premiums written. General and administrative costs increased 7.1% driven primarily by human capital costs, with the net general and administrative expense ratio one-half point higher than the prior year quarter.
•Gross premiums written of $411.0 million were down 3.2% from $424.5 million in the prior year quarter, reflecting exposure management trends over the last several years for personal lines business for which the trend is anticipated to reverse by the end of 2025 based on new business written trends and expectations. Additionally, we experienced a reduction of written premium for commercial residential business associated with competitive market conditions.
•Gross premiums earned were $353.6 million, up 1.0% from $350.1 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months primarily from rating actions.
•Net premiums earned were $196.3 million, up 3.2% from $190.3 million in the prior year quarter, reflecting higher gross premium earned, as well as a reduction in ceded premiums from the prior year quarter. The reduction in ceded premiums is driven primarily by a $10.0 million reinstatement premium for Hurricane Ian which increased the reinsurance cost for the prior year quarter, which was partly offset by higher ceded premium in 2025 on our net quota share reinsurance program. Ceded premiums on the net quota share reinsurance program were higher than the prior year quarter driven by a higher ceding rate than the prior year as well as higher premium subject to that contract than the prior year quarter.
•Ceded premium ratio was 44.5%, down 1.1 points from 45.6% in the prior year quarter driven by growth in gross premiums earned and less ceded premium as described above.
•Net loss ratio decreased to 38.5%, a 17.2 point improvement from 55.7% in the same quarter last year, reflecting significantly lower net losses and LAE, coupled with higher net premiums earned. Net weather losses for the current year quarter were $12.5 million, a decrease of $7.2 million from $19.7 million in the prior year quarter. There were no catastrophe losses in the current or prior year quarters. The reduction in weather losses was coupled with a reduction in attritional losses and favorable reserve development compared to the prior year quarter. Favorable net loss development was $2.3 million in the current year quarter compared to adverse development of $8.7 million in the prior year quarter.
•The net expense ratio was 34.4%, a 2.4 point improvement from the prior year quarter amount of 36.8%, driven by growth in net premiums earned, coupled with higher ceding commission income which decreased the net policy acquisition cost ratio by 2.8%. Higher ceding commission income was associated with both a larger amount of premium ceded under the net quota share program and a higher ceding commission rate driven by favorable loss experience for that program. This offset a one-half point increase in the net general and administrative expense ratio.
•Net combined ratio of 72.9% improved 19.6 points from 92.5% in the prior year quarter, driven by primarily by a lower net loss ratio as well as a lower net expense ratio as described above.
•Net investment income was $9.0 million, a decrease from $9.8 million in the prior year quarter, primarily driven by a lower interest rate environment for our sweep accounts and money market funds. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.

•The effective tax rate was 23.8% compared to 24.1% in the prior year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is lower than the prior year quarter due to higher projected pre-tax income for the year 2025 compared to the projection for the year 2024. This had a dilutive effect on the rate impacts of permanent tax differences compared to the prior year quarter income tax provision. The effective tax rate can fluctuate throughout the year as estimates used in each quarterly tax provision are updated with additional information.
Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$410,968	$424,530	$(13,562)	(3.2)%
Change in gross unearned premiums	(57,374)	(74,457)	17,083	(22.9)%
Gross premiums earned	353,594	350,073	3,521	1.0%
Ceded premiums	(157,278)	(159,757)	2,479	(1.6)%
Net premiums earned	196,316	190,316	6,000	3.2%
Net investment income	9,034	9,769	(735)	(7.5)%
Net realized gains	4	12	(8)	(66.7)%
Other revenue	2,681	3,474	(793)	(22.8)%
Total revenue	$208,035	$203,571	$4,464	2.2%
Total revenue
Total revenue was $208.0 million, up 2.2% compared to $203.6 million in the prior year quarter. The increase primarily stems from higher net premiums earned as described below.

Gross premiums written
Gross premiums written were $411.0 million, down 3.2% from $424.5 million in the prior year quarter reflecting exposure management trends over the last several years for personal lines business which is expected to reverse during 2025 as our managed growth initiative is deployed. Additionally, we experienced a reduction of written premium for commercial residential business, primarily related to a reduction of the in-force premium for this business driven by competitive market conditions.
Premiums-in-force were $1.43 billion as of second quarter 2025, an increase of 0.5% compared to $1.42 billion as of second quarter 2024, driven by rate actions taken and a reduction in policies in force, while concurrently, TIV decreased by 4.7%.
Gross premiums earned
Gross premiums earned of $353.6 million were up 1.0% from $350.1 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months, driven by rating actions and use of inflation guard.
Ceded premiums
Ceded premiums were $157.3 million in second quarter 2025, down 1.6% from $159.8 million in the prior year quarter. The decrease relates primarily to a $10.0 million reinstatement premium for Hurricane Ian during the second quarter of 2024 which did not recur in the current year quarter. To the extent the ultimate losses for Hurricanes Ian or Milton grow, additional reinstatement premiums may be incurred, depending upon the amount of additional reinsurance limit utilized. This was partly offset by higher ceded premium on our net quota share program, driven by a higher cession rate coupled with higher written premium subject to that program.
Net premiums earned
Net premiums earned were $196.3 million in second quarter 2025, up 3.2% from $190.3 million in the prior year quarter. The increase primarily stems from growth in gross premiums earned coupled with a reduction in ceded premiums, as described above.

Net investment income
Net investment income was $9.0 million in second quarter 2025, down 7.5% from $9.8 million in the prior year quarter, driven primarily by lower yields on money market accounts in the current interest rate environment.

	For the Three Months Ended June 30,
(Unaudited)	2025	2024	$ Change	% Change
EXPENSES:	(in thousands)
Losses and loss adjustment expenses	75,620	105,928	(30,308)	(28.6)%
Policy acquisition costs	43,146	47,224	(4,078)	(8.6)%
General and administrative expenses	24,399	22,780	1,619	7.1%
Total expenses	143,165	175,932	(32,767)	(18.6)%
Total expenses
Total expenses were $143.2 million in second quarter 2025, down 18.6% compared to $175.9 million in the prior year quarter. As described below, losses and LAE declined, policy acquisition costs declined, and general and administrative expenses increased.
Losses and loss adjustment expenses ("LAE")
Losses and LAE incurred were $75.6 million in second quarter 2025, down 28.6% from $105.9 million in the prior year quarter. The decrease primarily stems from lower attritional losses and favorable net loss development coupled with lower weather losses. Net weather losses for the current accident quarter were $12.5 million, a decrease from $19.7 million in the prior year quarter. There were no catastrophe losses in the current or prior year quarters. Net favorable prior year loss development was $2.3 million for the second quarter of 2025 compared to net unfavorable loss development of $8.7 million for the prior year quarter.
Policy acquisition costs
Policy acquisition costs were $43.1 million in second quarter 2025, down 8.6% from $47.2 million in the prior year quarter. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. Higher ceding commission income was associated with both a larger amount of premium ceded under the net quota share program and a higher ceding commission rate driven by favorable loss experience for that program.
General and administrative expenses
General and administrative expenses were $24.4 million in second quarter 2025, up 7.1% from $22.8 million in the prior year quarter. The increase was driven largely by higher human capital related costs including employee benefits and stock compensation.

	For the Three Months Ended June 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands, except per share amounts)
Operating income	64,870	27,639	37,231	134.7%
Interest expense, net	1,880	2,780	(900)	(32.4)%
Income before income taxes	62,990	24,859	38,131	153.4%
Income tax expense	14,966	5,990	8,976	149.9%
Net income	$48,024	$18,869	$29,155	154.5%
Basic earnings per share	$1.55	$0.62	$0.93	150.0%
Diluted earnings per share	$1.55	$0.61	$0.94	154.1%

Net income
Second quarter 2025 net income was $48.0 million or $1.55 per diluted share, compared to net income of $18.9 million or $0.61 per diluted share in the prior year quarter, primarily driven by a significant reduction in losses and LAE, an increase in net premiums earned and a reduction in operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which continue to favorably impact results. These and other actions resulted in growth of 3.2% in net premiums earned while investment income was down due to a lower interest rate environment. Losses and LAE decreased by 28.6%, driven primarily from lower attritional losses and favorable net loss development coupled with lower weather losses. Policy acquisition costs decreased 8.6%, driven by an increase in ceding commission on the net quota share reinsurance contract, which offsets higher costs that vary with gross premiums written. General and administrative costs increased 7.1% driven primarily by human capital costs, with the net general and administrative expense ratio one-half point higher than the prior year quarter.
Interest expense, net
Interest expense, net was $1.9 million in the second quarter of 2025, lower than $2.8 million for the prior year quarter, driven by the reduction in debt obligations and a lower interest rate environment.
Income tax expense
Income tax expense was $15.0 million in second quarter 2025 compared to $6.0 million in the prior year quarter, with the higher provision in the current quarter driven by higher pre-tax earnings compared to the prior year quarter. The effective tax rate for the current year quarter was 23.8% compared to 24.1% in the prior year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is lower than the prior year quarter, which was driven primarily by differences in projected pre-tax income for the calendar year, which includes a dilutive effect on the rate impacts of permanent tax differences compared to the prior year quarter income tax provision. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	For the Three Months Ended June 30,
(Unaudited)	2025	2024
Ceded premium ratio	44.5%	45.6%

Net loss and LAE ratio	38.5%	55.7%
Net expense ratio	34.4%	36.8%
Net combined ratio	72.9%	92.5%
Net combined ratio
The net combined ratio was 72.9% in second quarter 2025, a 19.6 point improvement from 92.5% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio and lower net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 44.5% in second quarter 2025, a 1.1 point improvement from 45.6% in the prior year quarter, primarily driven by growth in gross premiums earned as well as lower reinsurance costs, as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 38.5% in second quarter 2025, a 17.2 point improvement from 55.7% in the prior year quarter, reflecting higher net premiums earned and a significant decrease in net losses and LAE as described above.
Net expense ratio
The net expense ratio was 34.4%, a 2.4 point improvement from the prior year quarter amount of 36.8%, primarily driven by growth in net premiums earned which, coupled with higher ceding commission income, lowered the net policy acquisition costs ratio. This was partly offset by a half point higher net general and administrative expense ratio.

Results of Operations
Comparison of the Six Months Ended June 30, 2025 and 2024

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$766,965	$781,214	$(14,249)	(1.8)%
Change in gross unearned premiums	(59,543)	(89,752)	30,209	(33.7)%
Gross premiums earned	707,422	691,462	15,960	2.3%
Ceded premiums	(311,072)	(321,720)	10,648	(3.3)%
Net premiums earned	396,350	369,742	26,608	7.2%
Net investment income	17,609	18,320	(711)	(3.9)%
Net realized gains	—	11	(11)	(100.0)%
Other revenue	5,595	6,800	(1,205)	(17.7)%
Total revenue	$419,554	$394,873	$24,681	6.3%
Total revenue
Total revenue was $419.6 million for the six months ended June 30, 2025, up 6.3% compared to $394.9 million in the prior year period. The increase primarily stems from higher net premiums earned as described below.

Gross premiums written
Gross premiums written were $767.0 million for the six months ended June 30, 2025, down 1.8% from $781.2 million in the prior year period reflecting exposure management trends over the last several years for personal lines business, which is expected to reverse during 2025 as our managed growth initiative is deployed Additionally, we experienced a reduction of written premium for commercial residential business, primarily related to a reduction of the in-force premium for this business driven by competitive market conditions.
Premiums-in-force were $1.43 billion as of second quarter 2025, an increase of 0.5% compared to $1.42 billion as of second quarter 2024, driven by rate actions taken and a reduction in policies in force, while concurrently, TIV decreased by 4.7%.
Gross premiums earned
Gross premiums earned were $707.4 million for the six month period ended June 30, 2025, an increase of 2.3% from $691.5 million in the prior year period. Rating actions and use of inflation guard contributed to this increase, which was partly offset by reductions in the southeast associated with fewer personal lines policies in force.
Ceded premiums
Ceded premiums were $311.1 million for the six month period ended June 30, 2025, down 3.3% from $321.7 million in the prior year period. The decrease relates primarily to an $18.7 million reinstatement premium for Hurricane Ian during the prior year period compared to a $1.4 million reduction in the Hurricane Ian reinstatement premium previously accrued for the current year period. To the extent the ultimate losses for Hurricanes Ian or Milton grow, additional reinstatement premiums may be incurred, depending upon the amount of additional reinsurance limit utilized. This was partly offset by higher ceded premium on our net quota share program, driven by a higher cession rate coupled with higher written premium subject to that program.
Net premiums earned
Net premiums earned were $396.4 million for the six month period ended June 30, 2025, up 7.2% from $369.7 million in the prior year period. The increase primarily stems from growth in gross premiums earned coupled with a decline in ceded premiums, as described above.
Net investment income
Net investment income was $17.6 million for the six month period ended June 30, 2025, down 3.9% from $18.3 million in the prior year period, driven primarily by lower yields on money market and our bank sweep accounts in the current interest rate environment.

	For the Six Months Ended June 30,
(Unaudited)	2025	2024	$ Change	% Change
EXPENSES:	(in thousands)
Losses and loss adjustment expenses	175,027	207,963	(32,936)	(15.8)%
Policy acquisition costs	88,961	94,153	(5,192)	(5.5)%
General and administrative expenses	48,260	42,414	5,846	13.8%
Total expenses	312,248	344,530	(32,282)	(9.4)%
Total expenses
Total expenses were $312.2 million for the six month period ended June 30, 2025, down 9.4% compared to $344.5 million in the prior year period. As described below, losses and LAE declined, policy acquisition costs declined, and general and administrative expenses increased.
Losses and loss adjustment expenses ("LAE")
Losses and LAE incurred were $175.0 million for the six month period ended June 30, 2025, down 15.8% from $208.0 million in the prior year period. The decrease primarily stems from lower attritional losses and favorable net loss development which more than offset the impact of higher weather and catastrophe losses. Net weather and catastrophe losses for the current accident quarter were $56.1 million, an increase from $18.0 million from $38.1 million in the prior year period. Catastrophe losses were $31.8 million compared to $15.9 million in the prior year period. Other weather losses totaled $24.3 million, an increase from the prior year period amount of $22.2 million. Net favorable prior year loss development was $10.0 million for the six months of 2025 compared to net unfavorable loss development of $15.4 million for the prior year period.
Policy acquisition costs
Policy acquisition costs were $89.0 million for the six month period ended June 30, 2025, down 5.5% from $94.2 million in the prior year period. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. The increase in ceding commission income is due to changes in the program which incepted December 31, 2024 and included a higher ceded rate as well more written premium applicable to the program as well as a higher ceding commission rate driven by favorable loss experience for that program.
General and administrative expenses
General and administrative expenses were $48.3 million for the six month period ended June 30, 2025, up 13.8% from $42.4 million in the prior year period. The increase was driven largely by higher costs related to software and associated costs with the implementation of a new claims, billing and policy system, higher regulatory costs, and higher human capital related costs including medical insurance and stock compensation. The policy, billing and claims system was placed in service on a pilot basis late in the third quarter of 2024. Certain costs associated with the system are currently being capitalized as development is still in progress and the previously capitalized costs are now being amortized, which drives up general and administrative expenses. The Company’s implementation of enhanced and updated claims, policy, and billing systems is expected to achieve efficiencies, enhance customer service, and improve the timeliness and quality of data analytics used to drive underwriting income.

	For the Six Months Ended June 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands, except per share amounts)
Operating income	107,306	50,343	56,963	113.1%
Interest expense, net	4,306	5,610	(1,304)	(23.2)%
Income before income taxes	103,000	44,733	58,267	130.3%
Income tax expense	24,502	11,639	12,863	110.5%
Net income	$78,498	$33,094	$45,404	137.2%
Basic earnings per share	$2.54	$1.08	$1.46	135.2%
Diluted earnings per share	$2.54	$1.08	$1.46	135.2%
Net income
For the six months ended June 30, 2025 net income was $78.5 million or $2.54 per diluted share, compared to net income of $33.1 million or $1.08 per diluted share in the prior year period, primarily driven by a significant decrease in loss and LAE, an increase in net premiums earned, and lower operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during the last several years, which favorably impacted results for the period ended June 30, 2025. These actions resulted in growth of 7.2% in net premiums earned, with a 15.8% decrease in net losses and LAE, as described above. Policy acquisition costs decreased 5.5%, primarily related to an increase in ceding commission income on the net quota share reinsurance contracts. General and administrative costs increased 13.8% driven primarily by costs associated with software, including a new claims, billing and policy system as well as an increase in certain human capital costs as described above.
Interest expense, net
Interest expense, net was $4.3 million for the six month period ended June 30, 2025, a decrease of 23.2% compared to $5.6 million for the prior year period, The decrease was attributed to the impact from the reduction of debt obligations accompanied with a lower interest rate environment.
Income tax expense
Income tax expense was $24.5 million for the six month period ended June 30, 2025 compared to $11.6 million in the prior year period, with the higher income tax provision in the current period driven by higher pre-tax earnings compared to the prior year period, coupled with a lower effective tax rate. The effective tax rate for the current year period was 23.8% compared to 26.0% in the prior year period. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is lower than the prior year period, which was driven primarily by differences in projected pre-tax income for the calendar year, which includes a dilutive effect on the rate impacts of permanent tax differences compared to the prior year quarter income tax provision. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.
Ratios

	For the Six Months Ended June 30,
(Unaudited)	2025	2024
Ceded premium ratio	44.0%	46.5%

Net loss and LAE ratio	44.2%	56.2%
Net expense ratio	34.6%	36.9%
Net combined ratio	78.8%	93.1%
Net combined ratio
The net combined ratio was 78.8% for the six month period ended June 30, 2025, a 14.3 point improvement from 93.1% in the prior year period. The decrease primarily stems from a lower net loss and LAE ratio and lower net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 44.0% for the six month period ended June 30, 2025, a 2.5 point improvement from 46.5% in the prior year period, primarily driven by growth in gross premiums earned as well as lower reinsurance costs, as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 44.2% for the six month period ended June 30, 2025, a 12.0 point improvement from 56.2% in the prior year period, reflecting higher net premiums earned, coupled with a decrease in net losses and LAE as described above.
Net expense ratio
The net expense ratio was 34.6% for the six month period ended June 30, 2025, a 2.3 point improvement from the prior year period amount of 36.9%, primarily driven by growth in net premiums earned which, coupled with higher ceding commission income, lowered the net policy acquisition costs ratio and was partly offset by a higher net general and administrative expense ratio.
Financial Condition – June 30, 2025 compared to December 31, 2024
Cash and Cash Equivalents
At June 30, 2025, cash and cash equivalents increased by $20.8 million to $473.5 million from $452.7 million at December 31, 2024. The increase was primarily a result of net cash provided by operations, which was held in money market funds for liquidity.

Fixed Maturity Securities
At June 30, 2025, fixed income securities increased by $9.8 million to $665.4 million from $655.6 million at December 31, 2024. The increase primarily relates to purchases of fixed income securities in longer duration to lock in interest rates.
Reinsurance Recoverable on Paid and Unpaid Claims
At June 30, 2025, reinsurance recoverable on paid and unpaid claims decreased by $216.2 million to $524.0 million from $740.2 million at December 31, 2024. The decrease was primarily driven by reinsurance reimbursements collected during the six months ended June 30, 2025, primarily associated with claims payments for Hurricanes Ian and Milton as well as a reduction in ultimate losses for certain catastrophic events which reduced reinsurance recoverable on unpaid claims as claims developed favorably during 2025.
Prepaid Reinsurance Premiums
At June 30, 2025, prepaid reinsurance premium increased by $220.5 million to $530.3 million from $309.8 million at December 31, 2024. The increase is driven by the June 1, 2025 inception of our catastrophe excess of loss reinsurance program which represents prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of these reinsurance agreements, which drove up prepaid reinsurance premiums at June 30, 2025.
Unpaid Losses and Loss Adjustment Expenses
At June 30, 2025, unpaid losses and loss adjustment expenses decreased by $329.5 million to $713.2 million from $1.04 billion at December 31, 2024. This amount represents unpaid loss and loss adjustment expenses excluding any reinsurance recoveries. The decrease was primarily due to payment of claims for Hurricanes Milton and Ian during the six months ended 2025, as well as a reduction in ultimate losses for certain catastrophic events as claims developed favorably during 2025.
Reinsurance Payable
At June 30, 2025, reinsurance payable increased by $275.2 million to $502.3 million from $227.1 million at December 31, 2024. The increase is driven by the June 1, 2025 inception of our catastrophe excess of loss reinsurance program as described above.
Long-term Debt
At June 30, 2025, long-term debt decreased by $24.0 million to $92.4 million from $116.3 million at December 31, 2024, driven by the payoff of a loan from the FHLB-ATL in March 2025 as well as principal payments on other long-term debt.
Total Shareholders’ Equity
At June 30, 2025, total shareholders’ equity increased by $92.5 million to $383.3 million from $290.8 million at December 31, 2024. The increase was primarily due to net income for the six month period ended June 30, 2025 as well as a benefit in accumulated other comprehensive loss driven by a reduction of unrealized losses during that period of 2025 in the amount of $11.1 million.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of June 30, 2025, we had $473.5 million of cash and cash equivalents and $671.3 million in investments, compared to $452.7 million and $663.4 million, respectively, as of December 31, 2024. As described above, the increase in cash and cash equivalents was primarily a result of net cash provided by operations, which was held in money market funds for liquidity.
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
We may increase capital expenditures consistent with our investment plans and anticipated business strategies. Cash and cash equivalents may not be sufficient to fund such expenditures. As such, in addition to the use of our existing Credit Facilities, we may need to utilize additional debt to secure funds for such purposes. For information regarding the Credit Facilities which was amended and restated on July 22, 2025 refer to Note 22. Subsequent Events in addition to the discussion under the section titled Financing Activities "Credit Facilities" below.

Cash Flows

	For the Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$44,129	$156,538	$(112,409)
Investing activities	3,256	(138,662)	141,918
Financing activities	(24,098)	671	(24,769)
Net increase in cash and cash equivalents	$23,287	$18,547	$4,740

Operating Activities
Net cash provided by operating activities was $44.1 million for the six months ended June 30, 2025 compared to net cash provided by operating activities of $156.5 million for the comparable period in 2024. The decrease in cash provided by operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $3.3 million as compared to net cash used in investing activities of $138.7 million for the comparable period in 2024. The change in cash used in investing activities relates primarily to timing of investment maturities and use of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $24.1 million, as compared to cash provided by financing activities of $0.7 million for the comparable period in 2024. The change in net cash from financing activities relates primarily to the repayment of the FHLB-ATL loan agreement for $19.2 million during the first quarter of 2025 as well $5.5 million of proceeds in the first quarter of 2024 from a FHLB Des Moines loan.
Credit Facilities
The Company is party to a Credit Agreement by and among the Company, as borrower, certain subsidiaries of the Company from time to time party thereto as guarantors, the lenders from time to time party thereto (the “Lenders”), and the administrative and collateral agents and other parties thereto (as amended or amended and restated from time to time, the “Credit Agreement”).
The Credit Agreement, which was amended and restated on July 22, 2025 (the “Amendment”), provides for (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million (the “Term Loan Facility”), (2) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments (the “Delayed Draw Term Loan Facility”) and (3) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility and the Delayed Draw Term Loan Facility, the “Credit Facilities”).
Term Loan Facility. Prior to the Amendment, the principal amount of the Term Loan Facility amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity, which was July 28, 2026. As amended, the principal amount of the Term Loan Facility amortizes in quarterly installments, which begins with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937.5 million per quarter, payable quarterly, and increasing to $1.4 million per quarter commencing with the quarter ending September 30, 2028, with the remaining balance payable at maturity. As amended, the Term Loan Facility matures on July 22, 2030. As of June 30, 2025 and December 31, 2024, there was $65.4 million and $70.1 million, respectively, in aggregate principal outstanding under the Term Loan Facility, and as of the date of the Amendment, $75.0 million in aggregate principal amount was outstanding under the Term Loan Facility.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. At June 30, 2025 and December 31, 2024, the outstanding balance under the Revolving Credit facility was $10.0 million, which amount was repaid in connection with the

Amendment. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. At June 30, 2025, the Company had no outstanding letters of credit issued from the Revolving Credit Facility.
At our option, borrowings under the Credit Facilities, as amended bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin (described below) or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin (described below).
The applicable margin for loans under the Credit Facilities, as amended, varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2025, the borrowings under the Term Loan Facility and Revolving Credit Facility accruing interest at a rate of 7.177% and 7.177% per annum, respectively.
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
The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. As amended by the Amendment, the Credit Agreement requires the Company to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.00 to 1.00, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated tangible net worth for the Company and its subsidiaries, which is required to be not less than the sum of 75% of consolidated tangible net worth measured as of the fiscal quarter ended June 30, 2025 plus 25% of positive consolidated net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries or observe specified reinsurer concentration limits.
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
As of June 30, 2025 and December 31, 2024, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”) . On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of June 30, 2025, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $570,000.
In December 2018, our insurance subsidiary became a member of the Federal Home Loan Bank Des Moines ("FHLB-DM"). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of June 30, 2025, the fair value of the collateralized securities was $5.8 million and the equity investment in FHLB-DM common stock was $316,300.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.0 years and 2.7 years at June 30, 2025 and 2024, respectively, and 3.1 years at December 31, 2024. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, at December 31, 2024 our average credit quality rating was an A.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending June 30, 2025.

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
Item 5. Other Information
During the three months ended June 30, 2025, Richard Widdicombe, Chairman of the Company’s Board, Ernie Garateix, a Director of the Company and the Company's Chief Executive Officer and Kirk Lusk, the Company's Chief Financial Officer, each adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 (each individually a "Rule 10b-1 Trading Plan"), as follows:
On May 17, 2025, Mr. Widdicombe adopted a Rule 10b5-1 Trading Plan providing for the sale of the Company's Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Widdicombe’s Rule 10b5-1 Trading Plan provides for the sale of up to 250,000 shares of Common Stock pursuant to one or more limit orders until January 22, 2026.
On June 13, 2025, Messrs. Garateix and Lusk each adopted a Rule 10b5-1 Trading Plan providing for the sale of the Company's Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Garateix’s Rule 10b5-1 Trading Plan provides for the sale of up to 100,000 shares of Common Stock pursuant to one or more limit orders until September 19, 2026. Mr. Lusk’s Rule 10b5-1 Trading Plan provides for the sale of up to 60,000 shares of Common Stock pursuant to one or more limit orders until May 12, 2026.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2024.
Item 6. Exhibits
The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.
Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
10.32†*	Form of Stock Award Agreement (Non-employee directors, as of June 2025)*
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*     Filed herewith
**    Furnished herewith
†     Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 8, 2025	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 8, 2025	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)