Form 10-Q
period 2025-09-30
Heritage Insurance Holdings, Inc.
filed 2025-11-07
CIK 1598665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate number of shares of the Registrant’s Common Stock outstanding on November 3, 2025 was 30,911,435.

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

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements
HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share and share amounts)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $717,512 and $692,790)	$700,829	$655,555
Equity securities, at fair value, (cost $1,064 and $1,936)	1,064	1,936
Other investments, net	1,285	5,952
Total investments	703,178	663,443
Cash and cash equivalents	560,435	452,666
Restricted cash	13,290	10,979
Accrued investment income	5,466	5,592
Premiums receivable, net	87,536	102,134
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175 and $197	379,477	740,204
Prepaid reinsurance premiums	426,120	309,802
Income taxes receivable	6,405	—
Deferred income tax asset, net	7,565	13,876
Deferred policy acquisition costs, net	66,792	63,204
Property and equipment, net	27,605	38,080
Right-of-use lease asset, finance	13,213	15,082
Right-of-use lease asset, operating	5,190	5,850
Intangibles, net	31,734	36,372
Other assets	33,418	11,640
Total Assets	$2,367,424	$2,468,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$649,584	$1,042,687
Unearned premiums	733,434	702,707
Reinsurance payable	378,937	227,060
Long-term debt, net	79,253	116,319
Advance premiums	26,294	15,186
Income taxes payable	—	846
Accrued compensation	7,730	8,926
Lease liability, finance	16,251	18,071
Lease liability, operating	6,158	6,945
Accounts payable and other liabilities	32,530	39,378
Total Liabilities	$1,930,171	$2,178,124
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,249,244 shares issued and 30,911,435 outstanding at September 30, 2025 and 42,838,713 shares issued and 30,607,039 outstanding at December 31, 2024	3	3
Additional paid-in capital	366,796	362,644
Accumulated other comprehensive income, net of taxes	(12,938)	(28,604)
Treasury stock, at cost, 12,337,809 shares at September 30, 2025 and 12,231,674 shares at December 31, 2024	(133,183)	(130,900)
Retained earnings	216,575	87,656
Total Stockholders' Equity	437,253	290,799
Total Liabilities and Stockholders' Equity	$2,367,424	$2,468,924

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Gross premiums written	$333,160	$312,986	$1,100,125	$1,094,200
Change in gross unearned premiums	28,801	41,211	(30,742)	(48,542)
Gross premiums earned	361,961	354,197	1,069,383	1,045,658
Ceded premiums	(166,829)	(155,356)	(477,901)	(477,076)
Net premiums earned	195,132	198,841	591,482	568,582
Net investment income	9,686	9,801	27,295	28,121
Net realized gains on debt securities and other investments	2,746	6	2,746	17
Other revenue	4,895	3,201	10,490	10,001
Total revenues	212,459	211,849	632,013	606,721
EXPENSES:
Losses and loss adjustment expenses	74,766	130,020	249,793	337,983
Policy acquisition costs, net of ceding commission income (1)	45,182	48,508	134,143	142,661
General and administrative expenses, net of ceding commission income (2)	22,345	21,572	70,604	63,985
Total expenses	142,293	200,100	454,540	544,629
Operating income	70,166	11,749	177,473	62,092
Interest expense, net	1,850	2,755	6,157	8,365
Income before income taxes	68,316	8,994	171,316	53,727
Income tax expense	17,895	842	42,397	12,481
Net income	$50,421	$8,152	$128,919	$41,246
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments	6,009	19,711	20,557	20,353
Reclassification adjustment for net realized investment gains	(5)	(6)	(5)	(17)
Income tax expense related to items of other comprehensive income	(1,428)	(4,666)	(4,886)	(4,816)
Total comprehensive income	$54,997	$23,191	$144,585	$56,766
Weighted average shares outstanding
Basic	30,962,464	30,684,198	30,888,169	30,570,204
Diluted	31,021,780	30,743,461	30,947,450	30,629,467
Earnings per share
Basic	$1.63	$0.27	$4.17	$1.35
Diluted	$1.63	$0.27	$4.17	$1.35

(1)Policy acquisition costs includes $12.7 million and $37.5 million of ceding commission income for the three and nine months ended September 30, 2025 and $8.9 million and $27.6 million of ceding commission income for the three and nine months ended September 30, 2024, respectively.
(2)General and administration includes $4.2 million and $12.4 million of ceding commission income for the three and nine months ended September 30, 2025 and $3.2 million and $9.3 million of ceding commission income for the three and nine months ended September 30,2024, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003
Net unrealized change in investments, net of tax	—	—	—	—	—	4,625	4,625
Issued restricted stock	24,300	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,650	—	—	—	1,650
Net income	—	—	—	48,024	—	—	48,024
Balance at June 30, 2025	31,017,570	$3	$365,559	$166,154	$(130,900)	$(17,514)	$383,302
Net unrealized change in investments, net of tax	—	—	—	—	—	4,576	4,576
Stock buyback	(106,135)	—	—	—	(2,283)	—	(2,283)
Stock-based compensation on restricted stock	—	—	1,237	—	—	—	1,237
Net income	—	—	—	50,421	—	—	50,421
Balance at September 30, 2025	30,911,435	$3	$366,796	$216,575	$(133,183)	$(12,938)	$437,253

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	(216)	(216)
Issuance of restricted stock	417,558	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	595	—	—	—	595
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Net Income	—	—	—	14,225	—	—	14,225
Balance at March 31, 2024	30,636,496	$3	$360,956	$40,342	$(130,900)	$(35,466)	$234,935
Net unrealized change in investments, net of tax	—	—	—	—	—	696	696
Issued restricted stock	47,702	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	833	—	—	—	833
Net income	—	—	—	18,869	—	—	18,869
Balance at June 30, 2024	30,684,198	$3	$361,789	$59,211	$(130,900)	$(34,770)	$255,333
Net unrealized change in investments, net of tax	—	—	—	—	—	15,039	15,039
Stock-based compensation on restricted stock	—	—	820	—	—	—	820
Net income	—	—	—	8,152	—	—	8,152
Balance at September 30, 2024	30,684,198	$3	$362,609	$67,363	$(130,900)	$(19,731)	$279,344

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$128,919	$41,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,152	2,248
Bond amortization and accretion	(377)	(2,500)
Expected credit allowance on reinsurance	(22)	—
Amortization of original issuance discount on debt	251	642
Depreciation and amortization	9,158	6,733
Allowance (recovery) for bad debt	295	(687)
Net realized gains on debt securities and other investments	(2,746)	(17)
Deferred income taxes	1,425	(4,734)
Changes in operating assets and liabilities:
Accrued investment income	126	(1,162)
Premiums receivable, net	14,304	3,607
Prepaid reinsurance premiums	(116,318)	(106,800)
Reinsurance recoverable on paid and unpaid claims	360,749	40,850
Income taxes receivable	(6,405)	4,611
Deferred policy acquisition costs, net	(3,588)	(6,557)
Right of use leased asset, net	2,529	2,676
Other assets	(10,778)	(287)
Unpaid losses and loss adjustment expenses	(393,103)	(70,487)
Unearned premiums	30,727	48,505
Reinsurance payable	151,877	184,663
Accrued interest	(313)	(529)
Debt issuance cost	(2,206)	—
Accrued compensation	(1,196)	(2,149)
Advance premiums	11,108	4,036
Income tax payable	(846)	—
Leased liabilities, net	(2,607)	(2,601)
Other liabilities	(6,683)	1,866
Net cash provided by operating activities	168,432	143,173
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	185,766	99,881
Fixed maturity securities purchases	(210,106)	(188,105)
Redemption of equity securities	893	—
Return on other investments	4,666	319
Equity securities reinvestment of dividends	(21)	(270)
Proceeds from for sale of property	2,911	—
Cost of property and equipment acquired	(5,214)	(5,667)
Net cash used in investing activities	(21,105)	(93,842)
FINANCING ACTIVITIES
Repayment of term note	(5,125)	(7,125)
Mortgage loan payments	(10,639)	(198)
Payment on loan agreement	(19,200)	—
Repurchase treasury stock	(2,283)	—
Proceeds from loan agreement	—	5,500
Additional costs associated with public offering	—	(3)
Dividends forfeited	—	54
Net cash used in financing activities	(37,247)	(1,772)
Increase in cash, cash equivalents, and restricted cash	110,080	47,559
Cash, cash equivalents and restricted cash, beginning of period	463,645	473,339
Cash, cash equivalents and restricted cash, end of period	$573,725	$520,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash promissory note received in connection with the sale of property	$11,000	$—
Income taxes paid	$48,291	$12,696
Interest paid	$5,492	$7,224
Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents	$560,435	$452,666
Restricted cash	13,290	10,979
Total	$573,725	$463,645
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
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.
Significant accounting policies
The accounting policies of the Company are set forth in Note 1 to the consolidated financial statements contained in the 2024 Form 10-K.
Segment Information
Nature of Operations
The Company's results are reported as a single operating and reportable segment - residential property insurance. Operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. For more information regarding the Company's nature of operations, refer to Note 22. "Segment Information" in addition to the "Business Segment" section of Note 1. "Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices" to the consolidated financial statements in the 2024 Form 10-K.
Accounting Pronouncements adopted
Accounting Standards Update No. ASU 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. The Company has adopted this guidance on a prospective basis for the fiscal year beginning on January 1, 2025 and will result in enhanced income tax disclosures beginning with the Company's consolidated financial statements for the year ending December 31, 2025.
Accounting Pronouncements not yet adopted
Accounting Standards Update No. ASU 2025-06. On September 18, 2025, the FASB issued updated guidance under ASC 350-40 on the accounting for internal-use software costs. The updated guidance removes all references to software development project stages so that the guidance is neutral to different software development methods and allows for the application of iterative software development methods such as agile. The updated guidance requires that an entity capitalize software costs when both: 1) management has authorized and committed to the funding of the software project, and 2) it is probable that the project will be completed, and the software will be used to perform its intended function. Additionally, the updated guidance clarifies that internal and external training costs and maintenance costs must be expensed as incurred.

The updated guidance is effective for the quarter ended March 31, 2028, and can be applied on a prospective, modified, or retrospective transition approach. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position, or liquidity.
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
NOTE 2. INVESTMENTS
Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

September 30, 2025	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$87,135	$979	$289	$87,825
States, municipalities and political subdivisions	356,712	2,076	15,999	342,789
Corporate bonds	222,605	3,343	4,848	221,100
Mortgage-backed securities (1)	44,070	107	2,006	42,171
Asset-backed securities	1,410	—	40	1,370
Other	5,580	—	6	5,574
Total	$717,512	$6,505	$23,188	$700,829

(1)Includes securities at September 30, 2025 with a carrying amount of $4.2 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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
The table below summarizes the Company's debt securities at September 30, 2025, by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	As of September 30, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$106,946	14.9%	$105,943	15.1%
Due after one year through five years	400,929	55.9%	393,094	56.1%
Due after five years through ten years	149,028	20.8%	143,218	20.4%
Due after ten years	60,609	8.4%	58,574	8.4%
Total	$717,512	100.0%	$700,829	100.0%
Net Realized Gains on Debt Securities and Other Investments
The following tables present the net realized gains (losses) on the Company's debt securities available-for-sale for the three and nine months ended September 30, 2025 and 2024, respectively:

	2025		2024
For the Three Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	6	1,200	—	—
Total realized losses	—	1,755	(3)	153
Net realized gains (losses)	$6	$2,955	$(3)	$153

	2025		2024
For the Nine Months Ended September 30,	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	16	1,302	7	2,744
Total realized losses	(11)	1,999	(5)	343
Net realized gains	$5	$3,301	$2	$3,087
The following table presents the reconciliation of net realized gains on debt securities and other investments of the Company's investments for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Gross realized gains on sales of available-for-sale	$6	$—	$16	$7
Recovery on other investments	—	4	$—	4
Gross realized losses on sales of available-for-sale securities	—	(3)	$(11)	(5)
Gross realized gains on sales of other investments (1)	2,741	5	2,741	11
Net gains on debt securities and other investments	$2,746	$6	$2,746	$17
(1) For additional information on the Gross realized gains on sales of other investments for the three and nine months ended September 30, 2025 refer to Note 6. "Property and Equipment, Net".
Net Investment Income
The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Debt securities	$6,207	$4,935	$17,250	$15,992
Equity securities	16	778	61	1,435
Cash and cash equivalents	3,746	4,677	10,804	12,490
Other investments	155	182	610	506
Net investment income	10,124	10,572	28,725	30,423
Less: Investment expenses	438	771	1,430	2,302
Net investment income, less investment expenses	$9,686	$9,801	$27,295	$28,121

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2025 and December 31, 2024 (in thousands), respectively:

	Less Than Twelve Months			Twelve Months or More
September 30, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	1	$—	$1,965	13	$289	$11,380
States, municipalities and political subdivisions	3	52	4,129	322	15,947	244,083
Corporate bonds	0	—	—	126	4,848	85,784
Mortgage-backed securities	8	32	9,023	114	1,974	13,706
Asset-backed securities	—	—	—	24	40	1,370
Other	1	6	2,494	—	—	—
Total	13	$90	$17,611	599	$23,098	$356,323

	Less Than Twelve Months			Twelve Months or More
December 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	18	$294	$29,710	19	$606	$18,541
States, municipalities and political subdivisions	26	803	29,440	342	25,078	249,317
Corporate bonds	44	496	33,391	170	8,513	114,361
Mortgage-backed securities	1	—	—	122	2,672	14,694
Asset-backed securities	—	—	—	31	88	2,501
Other	—	—	—	—	—	—
Total	89	$1,593	$92,541	684	$36,957	$399,414

The Company’s unrealized losses on debt securities have not been recognized in earnings because the securities are of a high credit quality with investment grade ratings. After reviewing the Company's portfolio, if (i) the Company does not have the intent to sell, or (ii) it is more likely than not it will not be required to sell the security before its anticipated recovery, then the Company's intent is to hold the investment securities to recovery, or maturity if necessary to recover the decline in valuation as prices accrete to par. However, the Company's intent may change prior to maturity due to certain types of events, which include, but are not limited to, changes in the financial markets, the Company's analysis of an issuer’s credit metrics and prospects, changes in tax laws or the regulatory environment, or as a result of significant unforeseen changes in liquidity needs. As such, the Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the

Company may not sell invested assets that the Company asserted it intended to sell at the balance sheet date. Such changes in intent are due to unforeseen events occurring subsequent to the balance sheet date.
The Company evaluated the available for sale investments that were in an unrealized loss position at September 30, 2025 and determined that the unrealized losses were caused by rising interest rates in previous periods, resulting in no credit loss allowance recorded during the periods ended September 30, 2025 and 2024.
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
The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at September 30, 2025 and December 31, 2024 (in thousands), respectively:

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity Method	$839	$839	$920	$920
Investments in non-consolidated VIEs -Method Alternative	$446	$446	$5,032	$5,032
Total non-consolidated VIEs	$1,285	$1,285	$5,952	$5,952
The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment. For the nine months ended September 30, 2025, the Company received $4.5 million as the full return from a preferred interest investment prior to the maturity date.
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
The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At September 30, 2025 and December 31, 2024, there were no transfers in or out of Level 1, 2, and 3.
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
The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(In thousands)
Cash and cash equivalents	$560,435	$560,435	$—	$—
Restricted cash	13,290	13,290	$—	$—
Total assets:	$573,725	$573,725	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$87,825	$—	$87,825	$—
States, municipalities and political subdivisions	342,789	—	342,789	—
Corporate bonds	221,100	—	221,100	—
Mortgage-backed securities	42,171	—	42,171	—
Asset-backed securities	1,370	—	1,370	—
Other	5,574	—	5,574	—
Total debt securities	$700,829	$—	$700,829	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$701,893	$1,064	$700,829	$—

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(In thousands)
Cash and cash equivalents	$452,666	$452,666	$—	$—
Restricted cash	10,979	10,979	—	—
Total assets:	$463,645	$463,645	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$92,761	$—	$92,761	$—
States, municipalities and political subdivisions	300,901	—	300,901	—
Corporate bonds	238,689	—	238,689	—
Mortgage-backed securities	14,694	—	14,694	—
Asset-backed securities	2,500	—	2,500	—
Other	6,010	—	6,010	—
Total debt securities	$655,555	$—	$655,555	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total debt securities and equity securities	$657,491	$1,936	$655,555	$—
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
Non-recurring fair value measurements
For the three and nine months ended September 30, 2025, there were no assets or liabilities that were measured at fair value on a non-recurring basis.
Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE INCOME
The following table summarizes other comprehensive income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$6,009	$(1,428)	$4,581	$19,711	$(4,667)	$15,044
Reclassification adjustment of realized gains included in net income	(5)	—	(5)	(6)	1	(5)
Effect on other comprehensive income	$6,004	$(1,428)	$4,576	$19,705	$(4,666)	$15,039

	For the Nine Months Ended September 30,
	2025			2024
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(In thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$20,557	$(4,886)	$15,671	$20,353	$(4,820)	$15,533
Reclassification adjustment of realized gains included in net income	(5)	—	(5)	(17)	4	(13)
Effect on other comprehensive income	$20,552	$(4,886)	$15,666	$20,336	$(4,816)	$15,520
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
Components of the Company’s lease costs were as follows (in thousands):

	For The Nine Months Ended September 30,
	2025	2024
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,173	$1,210
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,870	1,898
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	526	603
Total finance lease cost	$2,396	$2,501
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$916	$1,104
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$113	$55

Supplemental balance sheet information related to the Company’s operating and financing leases for the periods presented below were as follows (in thousands):

Operating Leases	September 30, 2025	December 31, 2024
Right of use assets	$5,190	$5,850
Lease liability	$6,158	$6,945
Finance Leases
Right of use assets	$13,213	$15,082
Lease liability	$16,251	$18,071

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	September 30, 2025		December 31, 2024
Operating lease	2.35	yrs.	4.60	yrs.
Finance lease	5.46	yrs.	6.19	yrs.
Weighted-average discount rate
Operating lease	5.09%		5.36%
Finance lease	4.12%		4.14%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2025 - remaining	$827	$439
2026	3,216	1,748
2027	3,190	1,659
2028	3,270	1,693
2029	3,352	1,257
2030 and thereafter	4,299	41
Total lease payments	18,154	6,837
Less: imputed interest	1,903	679
Present value of lease liabilities	$16,251	$6,158

Supplemental cash flow information related to the Company's operating and financing leases for the nine months ended September 30, 2025 and 2024 were as follows (in thousands):

Operating Leases	September 30, 2025	September 30, 2024
Lease liability payments	$(787)	$(601)
Finance Leases
Lease liability payments	$(1,820)	$(1,709)
Total lease liability payments	$(2,607)	$(2,310)

NOTE 6. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Land	$—	$2,582
Building	—	9,599
Computer hardware and software	38,562	33,236
Office furniture and equipment	1,498	1,498
Tenant and leasehold improvements	5,370	11,023
Vehicle fleet	191	515
Total, at cost	45,621	58,453
Less: accumulated depreciation and amortization	(18,016)	(20,373)
Property and equipment, net	$27,605	$38,080
For the nine months ended September 30, 2025, the Company capitalized an additional $5.3 million of internal-use software development for the new policy, billing, and claims system. The Company is incurring additional costs as the Company continues to add new capabilities and products to the system which will be capitalized as appropriate. During the second quarter of 2025, the Company began the development to incorporate the Company's commercial products into the system, and the Company estimates completion of the development and full integration by the end of 2026. Once placed in service, the Company amortizes the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.
Depreciation and amortization expense for property and equipment was approximately $2.1 million and $696,000 for the three months ended September 30, 2025 and 2024, respectively. Depreciation and amortization expense for property and equipment was approximately $4.5 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively. On July 23, 2025, the Company sold its real estate consisting of 13 acres of land, two buildings and a parking garage for $16.0 million less fees and commission of $674,640. The Company recognized a net gain of approximately $2.7 million from the sale and reported the transaction within the Company's Consolidated Statement of Operations in net realized gains on debt securities and other investments. As part of the sale consideration, the buyer issued a promissory note to the Company for $11.0 million with a maturity date on January 23, 2026, which note accrues interest at a rate of 7% per annum and under which the buyer agreed to make regularly scheduled monthly payments of all accrued unpaid interest due as of each payment date, commencing on August 1, 2025. For the three and nine months ended September 30, 2025, the Company had recognized $84,383 as interest income from the promissory note. Also, as part of the sale the Company paid off the associated $10.8 million mortgage loan.
NOTE 7. INTANGIBLE ASSETS, NET
At September 30, 2025 and December 31, 2024, intangible assets were $31.7 million and $36.4 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.
The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.
Amortization expense of the Company’s intangible assets for each of the respective three and nine month periods ended September 30, 2025 and 2024 was $1.6 million and $4.6 million, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the nine months ended September 30, 2025 or 2024.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2025 − remaining	$1,546
2026	$6,033
2027	$5,836
2028	$3,913
2029	$3,813
Thereafter	$9,278
Total	$30,419
NOTE 8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income attributable to common stockholders	$50,421	$8,152	$128,919	$41,246
Weighted average shares outstanding	30,962,464	30,684,198	30,888,169	30,570,204
Basic earnings per share:	$1.63	$0.27	$4.17	$1.35

Diluted earnings per share:
Net income attributable to common stockholders	$50,421	$8,152	$128,919	$41,246
Weighted average shares outstanding	30,962,464	30,684,198	30,888,169	30,570,204
Add: Effect of dilutive securities
5.875% Convertible Notes	59,316	59,263	59,281	59,263
Diluted weighted average common shares outstanding	31,021,780	30,743,461	30,947,450	30,629,467
Diluted earnings per share:	$1.63	$0.27	$4.17	$1.35

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION
The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended September 30, 2025 and 2024, the Company allocated ceding commission income of $12.7 million and $8.9 million to policy acquisition costs, respectively, and $4.2 million and $3.2 million to general and administrative expense, respectively. For the nine months ended September 30, 2025 and 2024, the Company allocated ceding commission income of $37.5 million and $27.6 million to policy acquisition costs, respectively and $12.4 million and $9.3 million to general and administrative expense, respectively.
The table below depicts the activity regarding deferred reinsurance ceding commission during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance of deferred ceding commission income	$41,256	$33,602	$42,561	$33,627
Ceding commission deferred	18,992	14,857	50,629	39,697
Less: ceding commission earned	(16,944)	(12,023)	(49,886)	(36,888)
Ending balance of deferred ceding commission income	$43,304	$36,436	$43,304	$36,436

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
The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning Balance	$70,940	$114,818	$63,204	$102,884
Policy acquisition costs deferred	59,951	93,807	214,959	206,692
Amortization	(20,795)	(62,748)	(168,067)	(163,699)
Deferred ceding commission	(43,304)	(36,436)	(43,304)	(36,436)
Ending Balance	$66,792	$109,441	$66,792	$109,441
NOTE 11. INCOME TAXES
For the three months ended September 30, 2025 and 2024, the Company recorded income tax expense of $17.9 million and $0.8 million, respectively, which corresponds to effective rates of 26.2% and 9.4%, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded income tax expense of $42.4 million and $12.5 million, respectively, which corresponds to effective tax rates of 24.7% and 23.2%, respectively. The effective tax rate for the first three quarters of 2025 was higher than the effective tax rate for the first three quarters of 2024, largely driven by higher projected pre-tax income for the year 2025 compared to the projection for the year 2024. This had a dilutive effect on the rate impacts of permanent tax differences compared to the prior year tax provisions.
The table below summarizes the significant components of the Company’s net deferred tax assets:

	September 30, 2025	December 31, 2024
Deferred tax assets:	(In thousands)
Unearned premiums	$20,912	$18,617
Net operating loss	—	1
Tax-related discount on loss reserve	4,458	5,079
Property and equipment	—	1,366
Stock-based compensation	1,701	669
Accrued expenses	1,324	1,536
Convertible note	—	6
Leases	937	959
Unrealized losses	4,927	9,813
Other	468	459
Total deferred tax asset	$34,727	$38,506
Deferred tax liabilities:
Deferred acquisition costs	15,881	15,028
Prepaid expenses	240	191
Property and equipment	2,333	—
Note discount	42	—
Basis in purchased investments	1	6
Basis in purchased intangibles	7,018	8,027
Other	1,647	1,378
Total deferred tax liabilities	$27,162	$24,630
Net deferred tax assets	$7,565	$13,876

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
At September 30, 2025 and December 31, 2024, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.
NOTE 12. REINSURANCE
Overview
In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2025 and 2024, the Company purchased catastrophe excess of loss reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida personal residential and commercial residential admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, and (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”). The Company also sponsored catastrophe bonds in 2025 and 2024 through Citrus Re Ltd. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance from reinsurers who are either rated “A-” or higher by A.M. Best or were fully collateralized. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company’s capacity needs dictate.
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
The Company’s state insurance regulators require the Company, like all insurance companies, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance in excess of its state regulator requirements, which are generally based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.
2025 - 2026 Reinsurance Program
Catastrophe Excess of Loss Reinsurance
Effective June 1, 2025, the Company entered into catastrophe excess of loss reinsurance agreements for 2025-2026 covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). As described above, the catastrophe reinsurance programs are allocated among traditional reinsurers, Citrus Re and Osprey Re. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90.0% for the 2025 hurricane season. The Company's affiliate, Osprey Re, will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.
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
Per Risk Coverage
For losses arising from business underwritten by Heritage P&C, losses arising from commercial residential business underwritten by NBIC, and southeastern U.S. surplus lines business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage. For the contract period from June 15, 2024 through June 30, 2025, which was 100% placed, the program covered losses and loss adjustment expenses in excess of $1.5 million per claim. The limit recoverable for an individual loss is $8.5 million and total limit for all losses is $25.5 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $500,000 and total limit for all losses is $1.5 million. This property per risk program was renewed for the period of July 1, 2025 through June 30, 2026, which was 100% placed. Under this new program, the limit recoverable for an individual loss in excess of $2.0 million per claim is $8.0 million and total limit for all losses is $24.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1 million per claim. The limit recovered for an individual loss is $1.0 million and total limit for all losses is $3.0 million.
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
General Excess of Loss
The Company’s general excess of loss reinsurance protects personal residential multi-peril business underwritten by NBIC and Zephyr from single risk losses. For the contract period of July 1, 2024 through September 30, 2025, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed. For the contract period of July 1, 2025 through June 30, 2026, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 47.5% placed.
For a detailed discussion of the Company’s 2024-2025 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2024 Form 10-K.
Effect of Reinsurance
The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Premium written:
Direct	$333,160	$312,986	$1,100,125	$1,094,200
Ceded	(62,663)	(51,198)	(594,218)	(583,876)
Net	$270,497	$261,788	$505,907	$510,324
Premiums earned:
Direct	$361,961	$354,197	$1,069,383	$1,045,658
Ceded	(166,829)	(155,356)	(477,901)	(477,076)
Net	$195,132	$198,841	$591,482	$568,582
Loss and Loss Adjustment Expenses
Direct	$109,565	$129,112	$216,539	$631,436
Ceded	(34,799)	908	33,254	(293,453)
Net	$74,766	$130,020	$249,793	$337,983

During each of the Company's June 2025 and March 2025 quarterly assessments of losses reserves, the ultimate catastrophe loss estimates for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the amount of reinsurance recoverable on unpaid claims by the same amount. The resultant change on a net basis was neutral because the losses were fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses for the nine months ended September 30, 2025 to be positive in the table above.
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
The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance, beginning of period	$713,183	$822,271	$1,042,687	$845,955
Less: reinsurance recoverable on unpaid losses	384,900	468,137	675,652	421,798
Net balance, beginning of period	328,283	354,134	367,035	424,157
Incurred related to:
Current year	79,789	123,737	264,866	316,350
Prior years	(5,023)	6,283	(15,073)	21,633
Total incurred	74,766	130,020	249,793	337,983
Paid related to:
Current year	56,710	57,464	159,725	138,847
Prior years	31,478	41,508	142,242	238,111
Total paid	88,188	98,972	301,967	376,958
Net balance, end of period	314,861	385,182	314,861	385,182
Plus: reinsurance recoverable on unpaid losses	334,723	390,286	334,723	390,286
Balance, end of period	$649,584	$775,468	$649,584	$775,468

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.
As of September 30, 2025, the Company reported $314.9 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $249.9 million attributable to IBNR net of reinsurance recoverable, or 79.4% of net reserves for unpaid losses and loss adjustment expenses.
Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts.
NOTE 14. LONG-TERM DEBT
Convertible Senior Notes
In August 2017 and September 2017, the Company issued in aggregate $136.8 million of 5.875% Convertible Senior Notes (“Convertible Notes”) maturing on August 1, 2037, unless earlier repurchased, redeemed or converted. Interest is payable semi-annually in arrears, on February 1, and August 1 of each year. In January 2022, the Company repurchased and retired $11.7 million of outstanding Convertible Senior Notes. Payment was made in cash and the Convertible Notes were retired at the time of repurchase. In addition, the Company expensed $242,700 which was the proportionate amount of the unamortized issuance and debt discount costs associated with this repurchase.
As of December 31, 2024 and September 30, 2025, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each respective nine month periods ended September 30, 2025 and 2024, the Company made interest payments, net of affiliated Convertible Notes, of approximately $50,230, on the outstanding Convertible Notes.
Senior Secured Credit Facility
On July 22, 2025, the Company and its subsidiary guarantors entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with lenders from time to time party thereto and Regions Bank, as administrative agent and collateral agent. The Amended and Restated Credit Agreement amended and restated in its entirety the Credit Agreement dated as of December 14, 2018 (as amended to date, the “Prior Credit Agreement”).
The Amended and Restated Credit Agreement, among other things, (i) increased the overall size of the senior secured credit facilities to an aggregate principal amount of up to $200.0 million, consisting of (a) a revolving credit facility that continues to have an aggregate principal amount of up to $50.0 million (inclusive of a $25.0 million sublimit for swingline loans), but with an extended maturity of July 2030 (the “Revolving Credit Facility”), (b) a term loan facility for an aggregate of $75 million principal amount outstanding as of the date of the Amended and Restated Agreement, with an extended maturity of July 2030 (the "Term Loan

Facility"), and (c) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments, subject to satisfaction of conditions to borrowing and compliance with a specified consolidated leverage ratio, in up to five separate installments during the two year period following the effective date of the Amended and Restated Credit Agreement with a maturity of July 2030 (the “Delayed Draw Term Loan Facility”), (ii) reduced the applicable margin for loans from (a) the prior range of 2.75% to 3.25% (plus the 0.10% credit adjustment spread) to a range from 2.50% to 3.00% per annum for SOFR loans (and removes the 0.10% SOFR credit adjustment spread) and (b) the prior range of 1.75% to 2.25% per annum for base rate loans to a range from 1.50% to 2.00%, in each case based on a consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1 and (iii) amended the terms of specified financial and negative covenants, which will generally allow the Company more flexibility, including to sell certain real estate assets located in Clearwater, Florida. All other material terms of the Prior Credit Agreement remain unchanged in the Amended and Restated Credit Agreement.
The net proceeds from the advance, along with cash on hand, were used to repay approximately $78 million in principal amount outstanding under the Prior Credit Agreement, including to pay accrued interest, fees, costs and expenses in connection with the closing of the Amended and Restated Credit Agreement.
As of September 30, 2025, the Amended and Restated Credit Agreement provided senior secured credit facilities in the aggregate principal amount of up to $200.0 million, consisting of (1) the Term Loan Facility in an aggregate principal amount of $75.0 million , (2) the Delayed Draw Term Loan Facility in an aggregate principal amount of $75.0 million and (3) the Revolving Credit Facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (collectively, the “Credit Facilities”).
Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity. The term loan facility under the Prior Credit Agreement was to mature on July 28, 2026 but was refinanced in full in connection with the Amended and Restated Credit Agreement. As of December 31, 2024, there was $70.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement and as of September 30, 2025, there was $75.0 million in aggregate principal amount under the Term Loan Facility under the Amended and Restated Credit Agreement. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, increasing to approximately $1.4 million commencing with the quarter ending September 30, 2028 with the remaining balance payable at maturity in July 2030.
For the nine months ended September 30, 2025 and 2024, the Company made principal payments of approximately $5.1 million and $6.1 million, respectively, and interest payments of $7.1 million and $3.9 million, respectively, on the term loan facility under the Prior Credit Agreement.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At December 31, 2024, the Company had $10.0 million in borrowings under the revolving credit facility under the Prior Credit Agreement. At July 22, 2025, the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. The letters of credit were not drawn upon during the first quarter of 2025 and were cancelled effective on their maturity date of March 16, 2025. At September 30, 2025 and 2024, there were no outstanding letters of credit issued under the Revolving Credit Facility. For the nine months ended September 30, 2024, the Company made interest payments in aggregate of approximately $626,832 on the revolving credit facility under the Prior Credit Agreement and $100,480 relating to unused availability commitment fees. For the nine months ended September 30, 2025, the Company made interest payments in aggregate of approximately $406,641 on the Revolving Credit Facility and $281,657 relating to letters of credit and unused availability commitment fees.
At the Company’s option, borrowings under the Credit Facilities bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin.
At September 30, 2025, the effective interest rate for the Term Loan Facility was 6.816%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan
In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the nine months ended September 30, 2025 and 2024, the Company made principal and interest payments of $564,042 and $913,561 on the mortgage loan, respectively. On July 23, 2025, the Company paid the mortgage loan principal and accrued interest balance in full in the amount of $10.7 million as part of the sale of the Company's commercial real estate.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of September 30, 2025, the Company's membership in FHLB-ATL was reduced to $570,000. For the nine months ended September 30, 2025, and 2024, the Company made quarterly interest payments under the terms of the loan agreement in aggregate amounts of approximately $239,780 and $498,828, respectively.
As of September 30, 2025 and at December 31, 2024, the Company also held other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.
In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of September 30, 2025, the fair value of the collateralized securities and term certificate deposits was $4.2 million and the equity investment in FHLB common stock was $316,300.
For the three months ended September 30, 2025 and 2024, the Company made monthly interest payments as per the terms of the loan agreement in aggregate of $59,455, and $53,026, respectively. For the nine months ended September 30, 2025 and 2024, the Company made monthly interest payments in aggregate of $176,426 and $170,129, respectively.
The following table summarizes the Company’s long-term debt and credit facilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	—	10,749
Term loan facility	75,000	70,125
Revolving credit facility	—	10,000
FHLB loan agreements	5,500	24,700
Total principal amount	$81,385	$116,459
Deferred finance costs	$2,132	$140
Total long-term debt	$79,253	$116,319

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

The schedule of principal payments on long-term debt as of September 30, 2025 is as follows:

Year	Amount
(In thousands)
2025 remaining	$2,375
2026	9,500
2027	9,500
2028	9,500
2029	15,000
Thereafter	35,510
Total	$81,385
NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES
Accounts payable and other liabilities consist of following for as of September 30, 2025 and December 31, 2024:

Description	September 30, 2025	December 31, 2024
	(In thousands)
Accounts payable and other payables	$15,643	$21,154
Accrued interest and issuance costs	40	146
Other liabilities	36	213
Premium tax	—	438
Commission payables	16,811	17,427
Total other liabilities	$32,530	$39,378
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
The Company’s insurance subsidiaries Heritage P&C, NBIC, and Zephyr must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $352.2 million at September 30, 2025 and $285.5 million at December 31, 2024. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At September 30, 2025, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.
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
NOTE 18. RELATED PARTY TRANSACTIONS
From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2025 and 2024.
In July 2019, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. Effective September 23, 2025, Mr. Berset retired from the Board of Directors of the Company to pursue other opportunities. For the three months ended September 30, 2025 and 2024, the Company paid agency commission to Comegys of $29,553 and $35,921, respectively. For the nine months ended September 30, 2025 and 2024, the Company paid agency commission to Comegys of $95,699 and $116,009, respectively.
On September 2, 2025, the Audit Committee of the Board of Directors of the Company approved the repurchase of 21,000 shares of the Company's common stock held by one of its executive officers in lieu of the officers selling the shares on the open market. The shares of common stock were repurchased on September 5, 2025 under the Company's 2025 Share Repurchase Plan at the market price of $24.47 per share.
NOTE 19. EMPLOYEE BENEFIT PLANS
The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended September 30, 2025 and 2024, the matching contributions made to the plan on behalf of the participating employees were approximately $391,200 and $378,300, respectively. For the nine months ended September 30, 2025 and 2024, the matching contributions made to the plan on behalf of the participating employees were $1.4 million and $1.2 million, respectively. In addition to the matching contribution, the Company also made a profit sharing contribution to the 401(k) plan in aggregate of $490,000 during the first quarter of 2025. This amount was included in accrued compensation at December 31, 2024.
The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended September 30, 2025 and 2024, the Company incurred medical premium costs including healthcare premiums of $1.5 million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred medical premium costs including healthcare premiums of $4.8 million and $3.9 million, respectively.
NOTE 20. EQUITY
The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2025, the Company had 30,911,435 shares of common stock outstanding, 12,337,809 treasury shares of common stock and 1,690,840 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $366.8 million as of such date.
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
Stock Repurchase Program
On March 11, 2024, the Board of Directors established a new share repurchase plan which commenced following the expiration of the prior share repurchase plan on December 31, 2023, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2024 (the "2024 Share Repurchase Plan"). There were no shares repurchased under the 2024 Share Repurchase Plan for the year ended December 31, 2024.
On December 9, 2024, the Board of Directors established a new share repurchase plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025 (the "2025 Share Repurchase Plan"). During the three months ended September 30, 2025 the Company repurchased 85,135 shares of common stock under the 2025 Share Repurchase Plan. The average cost per share repurchased was $20.74. In addition, in September 2025, the Company repurchased 21,000 shares of the Company's common stock held by one of its executive officers at the market price of $24.47 per share. As of September 30, 2025, the Company had $7.7 million of capacity remaining under the 2025 Share Repurchase Plan.
Dividends
The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.
The Board of Directors elected not to declare any dividends during the three and nine months ended September 30, 2025 and 2024.
NOTE 21. STOCK-BASED COMPENSATION
Restricted Stock
The Company adopted the Heritage Insurance Holdings, Inc., 2023 Omnibus Incentive Plan (the “2023 Plan”), which became effective on June 7, 2023 upon approval by the Company's stockholders. The 2023 Plan authorized 2,125,000 shares of common stock for issuance under the Plan for future grants. Upon effectiveness of the original 2023 Plan, no new awards may be granted under the prior Omnibus Incentive Plan, which will continue to govern the terms of awards previously made under such plan. In June 2025, the 2023 Plan was amended, effective on June 10, 2025 upon approval by the Company's stockholders, to increase the authorized shares by 1,800,000 shares of common stock for issuance under the 2023 Plan for future grants.
At September 30, 2025, there were 2,026,449 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.
On June 10, 2025, the date of the annual meeting of the Company's stockholders, the Company awarded to non-employee directors an aggregate of 15,300 shares of common stock with a fair value at the time of grant of $23.53 per share. The stock was fully vested on the date of issuance.
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

Restricted stock activity for the nine months ended September 30, 2025 is as follows:

		Weighted-Average Grant-Date Fair Value per Share
	Number of shares
Non-vested, at December 31, 2024	1,334,921	$8.36
Granted - Performance-based restricted stock	285,985	$11.88
Granted - Time-based restricted stock	124,546	$13.69
Vested	(54,612)	$23.53
Canceled and surrendered	—	—
Non-vested, at September 30, 2025	1,690,840	$8.86
Awards are being amortized to expense over the one - to three-year vesting period. The Company recognized $1.2 million and $820,000 of compensation expense for the three months ended September 30, 2025 and 2024, respectively. The Company recognized $4.2 million and $2.2 million of stock compensation expense for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025, a total of 54,612 shares of restricted stock previously granted to non-employee directors were vested and released. For the three and nine months ended September 30, 2024, a total of 77,296 shares of restricted stock previously granted to non-employee directors were vested and released.
At September 30, 2025, there was approximately $1.5 million of unrecognized expense related to time-based non-vested restricted stock and an additional $4.5 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2024, there was an aggregate of $4.4 million of unrecognized expense.
Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2025 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	109,094	7.02	1.3
February 27, 2024	253,918	7.02	1.3
July 11, 2023	818,627	4.08	0.3
July 11, 2023	113,970	4.08	0.3
January 10, 2025	1,000	10.86	0.3
March 11, 2025	99,246	11.88	2.3
March 11, 2025	285,985	11.88	2.3
April 15, 2025	9,000	17.30	0.3
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
As mentioned above, the Company operates as one reportable segment, all significant expenses presented to the CODM are presented on the face of the Consolidated Statements of Income and Comprehensive Income. The CODM uses net income to evaluate income generated from segment assets, such as return on assets, in deciding whether to reinvest profits into the business or for other purposes, such as for acquisitions or to pay dividends.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:	(in thousands)		(in thousands)
Net premiums earned	$195,132	$198,841	$591,482	$568,582
Net investment income	9,686	9,801	27,295	28,121
Net realized gains on debt securities and other investments	2,746	6	2,746	17
Other revenue	4,895	3,201	10,490	10,001
Total revenues	212,459	211,849	632,013	606,721
Expenses:
Losses and loss adjustment expense - current year	79,789	123,737	264,866	316,350
Losses and loss adjustment expense - prior year	(5,023)	6,283	(15,073)	21,633
Policy acquisition costs	45,182	48,508	134,143	142,661
General and administration costs (1)	19,042	17,104	61,446	57,252
Depreciation & amortization	3,302	4,468	9,158	6,733
Interest expense	1,851	2,755	6,157	8,365
Income tax expense	17,895	842	42,397	12,481
Segment net income	50,421	8,152	128,919	41,246
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—	—	—
Consolidated net income	$50,421	$8,152	$128,919	$41,246
(1) Excludes depreciation and amortization expense
NOTE 23. SUBSEQUENT EVENTS
The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2025, other than events described below.
On November 5, 2025, the Board of Directors established a new share repurchase plan to commence upon the expiration of the previously authorized share repurchase plan on December 31, 2025, for the purpose of repurchasing up to an aggregate of $25.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2026 (the “2026 Share Repurchase Plan”).

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
Supplemental Information
The Supplemental Information table below demonstrates the distribution of our portfolio by providing policy count, premiums-in-force, and TIV for Florida and all other states as of September 30, 2025 and comparing those metrics to September 30, 2024.

Policies-in-force:	Q3 2025	Q3 2024	% Change

Florida	125,476	135,867	(7.6)%
Other States	237,833	265,224	(10.3)%
Total	363,309	401,091	(9.4)%

Premiums-in-force:	(in thousands)
Florida	$692,114	$722,202	(4.2)%
Other States	748,448	704,779	6.2%
Total	$1,440,562	$1,426,981	1.0%

Total Insured Value:	(in thousands)
Florida	$106,682,106	$103,248,922	3.3%
Other States	258,581,715	270,322,492	(4.3)%
Total	$365,263,822	$373,571,415	(2.2)%

The policy count reduction from the prior year quarter of 9.4% was driven by exposure management goals associated with the profitability initiatives described below. The underwriting and rate adequacy objectives were met and given the Company's achievement of rate adequacy in a majority of our territories, the Company is expanding and open for new business in nearly all territories.

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
Trends
Inflation, Underwriting and Pricing
We address reinsurance and loss costs trends in the property insurance sector through rates and inflation guard factors which resulted in an increase in the average premium per policy of 11.5% for the quarter ended September 30, 2025 as compared to the prior year quarter. The higher average premium is driven by rate changes, inclusion of inflation guard, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2024, with in-force premium in that line of business decreasing during 2025, driven primarily by competitive market conditions. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.
We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our retention has remained steady in the range of near 90%,which we believe is driven in large part due to our strong agency relationships and focus on policyholder service level. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on maintaining rate adequacy throughout our book of business as we continue to prudently grow our business.
We continue to experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. However, inflation is increasing at a lower rate than what we have experienced in the last several years. We will make adjustment for increasing or decreasing inflation as we see fluctuations. Florida personal lines claim costs associated with litigated claims have decreased over the last several years due to favorable legislation aimed to curtail claims abuse. The special legislative session of December 2022 included a number of additional provisions aimed at driving down claims abuses and stabilizing the Florida property insurance market. The legislation appears to have achieved its intended impact and has improved our outlook on conducting business in Florida.
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

Overview of Financial Results
In the following section, we discuss our financial condition and results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
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
•Third quarter 2025 net income was $50.4 million or $1.63 per diluted share, compared to net income of $8.2 million or $0.27 per diluted share in the prior year quarter, primarily driven by a significant reduction in losses and loss adjustment expenses and a reduction in operating expenses. Rate changes and organic growth in select geographies resulted in growth of 6.4% in gross written premiums and 2.2% of gross premiums earned. Investment income was relatively flat despite a larger investment portfolio due to the interest rate environment. Losses and LAE decreased by 42.5% primarily from lower weather losses. Policy acquisition costs decreased 6.9%, driven by higher ceding commission which was partially offset by an increase in agent commissions driven by higher written premiums. General and administrative costs increased 3.6% driven primarily due to system related costs.
•Gross premiums written of $333.2 million were up 6.4% from $313.0 million in the prior year quarter, reflecting both rate actions and growth of new business as rate adequate territories were opened for new business. This was partly offset by a reduction in commercial residential business, driven by competitive market conditions.
•Gross premiums earned were $362.0 million, up 2.2% from $354.2 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months primarily from rating actions.
•Net premiums earned were $195.1 million, down 1.9% from $198.8 million in the prior year quarter, driven by higher ceded premium in the quarter which offset higher gross premiums earned. The increase in ceded premiums is driven primarily by a $4.0 million reinstatement premium for Hurricane Ian and an increase in the northeast quota share program as premium subject to that program grew from the prior year quarter. This led to an increase in the ceded premium ratio to 46.1%, up 2.2 points from 43.9% in the prior year quarter.
•Net loss ratio decreased to 38.3%, a 27.1 point improvement from 65.4% in the same quarter last year, reflecting significantly lower net losses and LAE. Net weather losses for the current year quarter were $13.8 million, a decrease of $49.2 million from $63.0 million in the prior year quarter. There were no catastrophe losses in the current quarter compared to $48.7 million in the prior year quarter. The reduction in weather losses was coupled with favorable reserve development compared to the prior year quarter. Favorable net loss development was $5.0 million in the current year quarter compared to adverse development of $6.3 million in the prior year quarter.
•The net expense ratio was 34.6%, a 0.6 point improvement from the prior year quarter amount of 35.2%, driven primarily by a decrease in policy acquisition costs. The reduction in policy acquisition costs was driven primarily by higher ceding commission income associated with both a larger amount of premium ceded under the net quota share program and a higher ceding commission rate driven by favorable loss experience for that program. This resulted in a 1.2% reduction in policy acquisition costs which was partly offset by a 0.6 point increase in the net general and administrative expense ratio.
•Net combined ratio of 72.9% improved 27.7 points from 100.6% in the prior year quarter, driven by primarily by a lower net loss ratio as well as a lower net expense ratio as described above.
•Net investment income was $9.7 million, relatively flat from the prior year quarter, due to a lower interest rate environment for our sweep accounts and money market funds, despite higher invested assets. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.
•The effective tax rate was 26.2% compared to 9.4% in the prior year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate for the prior year quarter was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income on a previous year's income tax refund, which lowered income tax expense for the prior year quarter. The effective tax rate can fluctuate throughout the year as estimates used in each quarterly tax provision are updated with additional information.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$333,160	$312,986	$20,174	6.4%
Change in gross unearned premiums	28,801	41,211	(12,410)	(30.1)%
Gross premiums earned	361,961	354,197	7,764	2.2%
Ceded premiums	(166,829)	(155,356)	(11,473)	7.4%
Net premiums earned	195,132	198,841	(3,709)	(1.9)%
Net investment income	9,686	9,801	(115)	(1.2)%
Net realized gains on debt securities and other investments	2,746	6	2,740	NM
Other revenue	4,895	3,201	1,694	52.9%
Total revenue	$212,459	$211,849	$610	0.3%
*NM - Not Meaningful
Total revenue
Total revenue was $212.5 million, a 0.3% improvement compared to $211.9 million in the prior year quarter. The increase primarily stems from an increase in net realized gains on debt securities and other investments, which included a gain on the sale of investment property, net of costs and commission expenses as well as an increase in other revenue primarily related to fee income from our surplus lines business, which was offset by a slight decrease in net premiums earned.

Gross premiums written
Gross premiums written of $333.2 million grew 6.4% from $313.0 million in the prior year quarter, reflecting both rate actions and growth of new business as rate adequate territories were opened for new business. This was partly offset by a reduction in commercial residential business, driven by competitive market conditions.
Premiums-in-force were $1.44 billion as of third quarter 2025, an increase of 1.0% compared to $1.43 billion as of third quarter 2024, driven by rate actions taken while concurrently, TIV decreased by 2.2%.
Gross premiums earned
Gross premiums earned were $362.0 million, a 2.2% improvement from $354.2 million in the prior year quarter, reflecting higher gross premiums written over the last twelve months.
Ceded premiums
Ceded premiums were $167.0 million in third quarter 2025, up by 7.4% from $155.4 million in the prior year quarter. The increase in ceded premiums is driven primarily by a $4.0 million reinstatement premium for Hurricane Ian during the third quarter of 2025 and an increase in the northeast quota share program as premium subject to that program grew from the prior year quarter. The result was an increase in the ceded premium ratio to 46.1%, up 2.2 points from 43.9% in the prior year quarter. To the extent the ultimate losses for Hurricanes Ian or Milton change, reinstatement premiums will correspondingly change.
Net premiums earned
Net premiums earned were $195.1 million in third quarter 2025, down 1.9% from $198.8 million in the prior year quarter, driven by higher ceded premium in the quarter which offset higher gross premiums earned as described above.
Net investment income
Net investment income was $9.7 million in third quarter 2025, relatively flat from $9.8 million in the prior year quarter, primarily due to lower yields on money market accounts in the current interest rate environment, despite higher invested asset balances. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.

Expenses

	For the Three Months Ended September 30,
(Unaudited)	2025	2024	$ Change	% Change
EXPENSES:	(in thousands)
Losses and loss adjustment expenses	74,766	130,020	(55,254)	(42.5)%
Policy acquisition costs	45,182	48,508	(3,326)	(6.9)%
General and administrative expenses	22,345	21,572	773	3.6%
Total expenses	142,293	200,100	(57,807)	(28.9)%
Total expenses
Total expenses were $142.3 million in third quarter 2025, a 28.9% improvement compared to $200.1 million in the prior year quarter. As described below, losses and LAE declined, policy acquisition costs declined, and general and administrative expenses increased.
Losses and loss adjustment expenses ("LAE")
Losses and LAE incurred were $74.8 million in third quarter 2025, a 42.5% improvement from $130.0 million in the prior year quarter. The decrease primarily stems from lower weather losses and favorable net loss development. We experienced no catastrophe losses during the third quarter of 2025 as compared to $48.7 million in the prior year quarter. Other weather losses were down to $13.8 million for the third quarter of 2025 compared to the prior year quarter amount of $14.3 million. Net favorable prior year loss development was $5.0 million for the third quarter of 2025 compared to net unfavorable loss development of $6.3 million for the prior year quarter.
Policy acquisition costs
Policy acquisition costs were $45.2 million in third quarter 2025, a 6.9% improvement from $48.5 million in the prior year quarter. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. Higher ceding commission income was associated with both a larger amount of premium ceded under the net quota share program and a higher ceding commission rate driven by favorable loss experience for that program.
General and administrative expenses
General and administrative expenses were $22.3 million in third quarter 2025, up 3.6% from $21.6 million in the prior year quarter. The increase was driven largely by higher systems related costs.
Income

	For the Three Months Ended September 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands, except per share amounts)
Operating income	70,166	11,749	58,417	497.2%
Interest expense, net	1,850	2,755	(905)	(32.8)%
Income before income taxes	68,316	8,994	59,322	659.6%
Income tax expense	17,895	842	17,053	NM
Net income	$50,421	$8,152	$42,269	518.5%
Basic earnings per share	$1.63	$0.27	$1.36	NM
Diluted earnings per share	$1.63	$0.27	$1.36	NM
*NM - Not Meaningful
Net income
Third quarter 2025 net income was $50.4 million or $1.63 per diluted share, compared to net income of $8.2 million or $0.27 per diluted share in the prior year quarter, primarily driven by a significant reduction in losses and LAE and a reduction in operating expenses. Losses and LAE decreased by 42.5%, driven primarily from lower weather losses and favorable net loss development. Policy acquisition costs decreased 6.9%, driven by an increase in ceding commission on the net quota share reinsurance contract, which offsets higher costs that vary with gross premiums written. General and administrative costs increased 3.6% driven primarily by systems costs, with the net general and administrative expense ratio 0.6 points higher than the prior year quarter.

Interest expense, net
Interest expense, net was $1.9 million in the third quarter of 2025, a $0.9 million decrease from $2.8 million for the prior year quarter, driven by the reduction in debt obligations and a lower interest rate environment.
Income tax expense
Income tax expense was $17.9 million in third quarter 2025 compared to $0.8 million in the prior year quarter. The effective tax rate for the current year quarter was 26.2% compared to 9.4% in the prior year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate for the prior year quarter was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income on a previous year's income tax refund, which lowered income tax expense for the prior year quarter. The effective tax rate can fluctuate throughout the year as estimates used in each quarterly tax provision are updated with additional information.
Ratios

	For the Three Months Ended September 30,
(Unaudited)	2025	2024
Ceded premium ratio	46.1%	43.9%

Net loss and LAE ratio	38.3%	65.4%
Net expense ratio	34.6%	35.2%
Net combined ratio	72.9%	100.6%
Net combined ratio
The net combined ratio was 72.9% in third quarter 2025, a 27.7 point improvement from 100.6% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio and lower net expense ratio as described below.
Ceded premium ratio
The ceded premium ratio was 46.1% in third quarter 2025, up 2.2 point from 43.9% in the prior year quarter, primarily driven by a $4.0 million reinstatement premium related to Hurricane Ian and higher ceded premium on the net quota share contract driven by growth in premiums associated with that contract.
Net loss and LAE ratio
The net loss and LAE ratio was 38.3% in third quarter 2025, a 27.1 point improvement from 65.4% in the prior year quarter, reflecting a significant decrease in net losses and LAE as described above.
Net expense ratio
The net expense ratio was 34.6%, a 0.6 point improvement from the prior year quarter amount of 35.2%, primarily driven by higher ceding commission income which lowered the net policy acquisition costs ratio. This was partly offset by a higher net general and administrative expense ratio.

Results of Operations
Comparison of the nine months Ended September 30, 2025 and 2024
Revenue

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$1,100,125	$1,094,200	$5,925	0.5%
Change in gross unearned premiums	(30,742)	(48,542)	17,800	(36.7)%
Gross premiums earned	1,069,383	1,045,658	23,725	2.3%
Ceded premiums	(477,901)	(477,076)	(825)	0.2%
Net premiums earned	591,482	568,582	22,900	4.0%
Net investment income	27,295	28,121	(826)	(2.9)%
Net realized gains on debt securities and other investments	2,746	17	2,729	NM
Other revenue	10,490	10,001	489	4.9%
Total revenue	$632,013	$606,721	$25,292	4.2%
*NM - Not Meaningful
Total revenue
Total revenue was $632.0 million for the nine months ended September 30, 2025, a 4.2% improvement compared to $606.7 million in the prior year period. The increase primarily stems from higher net premiums earned as described below.

Gross premiums written
Gross premiums written were $1.1 billion for the nine months ended September 30, 2025, a 0.5% improvement from $1.09 billion in the prior year period primarily reflecting rating actions and deployment of our managed growth initiative. Exposure management initiatives from prior years were completed. We experienced a reduction of written premium for commercial residential business, primarily driven by competitive market conditions.
Premiums-in-force were $1.44 billion as of third quarter 2025, a 1.0% improvement compared to $1.43 billion as of third quarter 2024, driven by rate actions taken, use of inflation guard, and growth in new business written, while concurrently, TIV decreased by 2.2%.
Gross premiums earned
Gross premiums earned were $1.07 billion for the nine month period ended September 30, 2025, a 2.3% improvement from $1.05 billion in the prior year period. Rating actions and use of inflation guard contributed to this increase, which was partly offset by reductions in the southeast associated with previous exposure management actions and a reduction for the commercial residential business driven by competitive market condition.
Ceded premiums
Ceded premiums were $477.9 million for the nine month period ended September 30, 2025, up 0.2% from $477.1 million in the prior year period. The increase relates primarily to the net quota share program where subject premium for 2025 was higher than subject premium for 2024, thereby driving up ceded premium in 2025. The increase associated with the net quota share program was partly offset by lower reinstatement premium for Hurricane Ian. For the nine months ended September 30, 2025, total reinstatement premium was $2.6 million compared to $18.7 million for the nine months ended September 30, 2024. To the extent the ultimate losses for Hurricanes Ian or Milton change, reinstatement premiums may correspondingly fluctuate.
Net premiums earned
Net premiums earned were $591.5 million for the nine month period ended September 30, 2025, a 4.0% improvement from $568.6 million in the prior year period. The increase primarily stems from growth in gross premiums earned as described above.
Net investment income
Net investment income was $27.3 million for the nine month period ended September 30, 2025, down 2.9% from $28.1 million in the prior year period, driven primarily by lower yields on money market and our bank sweep accounts in the current interest rate environment.

Expenses

	For the Nine Months Ended September 30,
(Unaudited)	2025	2024	$ Change	% Change
EXPENSES:	(in thousands)
Losses and loss adjustment expenses	249,793	337,983	(88,190)	(26.1)%
Policy acquisition costs	134,143	142,661	(8,518)	(6.0)%
General and administrative expenses	70,604	63,985	6,619	10.3%
Total expenses	454,540	544,629	(90,089)	(16.5)%
Total expenses
Total expenses were $454.5 million for the nine month period ended September 30, 2025, a 16.5% improvement compared to $544.6 million in the prior year period. As described below, losses and LAE declined, policy acquisition costs declined, and general and administrative expenses increased.
Losses and loss adjustment expenses ("LAE")
Losses and LAE incurred were $249.8 million for the nine month period ended September 30, 2025, a 26.1% improvement from $338.0 million in the prior year period. The decrease primarily stems from lower weather and attritional losses and favorable net loss development. Net weather and catastrophe losses for the accident period ended September 30, 2025 were $69.8 million, a decrease from $101.1 million in the prior year period. There were no catastrophe losses in the current year period compared to $48.7 million in the prior year period. Other weather losses totaled $69.8 million, an increase from the prior year period amount of $52.4 million. Net favorable prior year loss development was $15.1 million for the nine months of 2025 compared to net unfavorable loss development of $21.6 million for the prior year period.
Policy acquisition costs
Policy acquisition costs were $134.1 million for the nine month period ended September 30, 2025, a 6.0% improvement from $142.7 million in the prior year period. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. The increase in ceding commission income is due to changes in the program which incepted December 31, 2024 and included a higher ceded rate as well as more written premium applicable to the program as well as a higher ceding commission rate driven by favorable loss experience for that program.
General and administrative expenses
General and administrative expenses were $70.6 million for the nine month period ended September 30, 2025, up 10.3% from $64.0 million in the prior year period. The increase was driven largely by human capital costs, and higher costs related to software and associated costs with the implementation of a new claims, billing and policy system, and higher regulatory costs, which were partly offset by higher ceding commission and certain lower costs associated with non-recurring 2024 expenses such as insurance and systems consulting costs. The policy, billing and claims system was placed in service on a pilot basis late in the third quarter of 2024. Certain costs associated with the system are currently being capitalized as development is still in progress and the previously capitalized costs are now being amortized, which drives up general and administrative expenses. The Company’s implementation of enhanced and updated claims, policy, and billing systems is expected to achieve efficiencies, enhance customer service, and improve the timeliness and quality of data analytics used to drive underwriting income.

Income

	For the Nine Months Ended September 30,
	2025	2024	$ Change	% Change
(Unaudited)	(in thousands, except per share amounts)
Operating income	177,473	62,092	115,381	185.8%
Interest expense, net	6,157	8,365	(2,208)	(26.4)%
Income before income taxes	171,316	53,727	117,589	218.9%
Income tax expense	42,397	12,481	29,916	239.7%
Net income	$128,919	$41,246	$87,673	212.6%
Basic earnings per share	$4.17	$1.35	$2.82	209.3%
Diluted earnings per share	$4.17	$1.35	$2.82	209.3%
Net income
For the nine months ended September 30, 2025 net income was $128.9 million or $4.17 per diluted share, compared to net income of $41.2 million or $1.35 per diluted share in the prior year period, primarily driven by higher net premiums earned, a gain on the sale of investment property, a significant decrease in losses and LAE, and lower operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during the last several years, which favorably impacted results for the period ended September 30, 2025. These actions resulted in growth of 4.0% in net premiums earned, with a 26.1% decrease in net losses and LAE, as described above. Policy acquisition costs decreased 6.0%, primarily related to an increase in ceding commission income on the net quota share reinsurance contracts. General and administrative costs increased 10.3% driven primarily by costs associated with software, including a new claims, billing and policy system as well as an increase in certain human capital costs as described above.
Interest expense, net
Interest expense, net was $6.2 million for the nine month period ended September 30, 2025, a decrease of 26.4% compared to $8.4 million for the prior year period, The decrease was attributed to the impact from the reduction of debt obligations accompanied with a lower interest rate environment.
Income tax expense
Income tax expense was $42.4 million for the nine month period ended September 30, 2025 compared to $12.5 million in the prior year period, with the higher income tax provision in the current period driven by higher pre-tax earnings compared to the prior year period, coupled with a lower effective tax rate. The effective tax rate for the current year period was 24.7% compared to 23.2% in the prior year period. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate for the prior year period was favorably impacted by updated estimates used in the quarterly tax provision as well as the benefit of interest income on a previous year's income tax refund, which lowered income tax expense for the period. The effective tax rate can fluctuate throughout the year as estimates used in each quarterly tax provision are updated with additional information.
Ratios

	For the Nine Months Ended September 30,
(Unaudited)	2025	2024
Ceded premium ratio	44.7%	45.6%

Net loss and LAE ratio	42.2%	59.4%
Net expense ratio	34.6%	36.3%
Net combined ratio	76.8%	95.7%
Net combined ratio
The net combined ratio was 76.8% for the nine month period ended September 30, 2025, an 18.9 point improvement from 95.7% in the prior year period. The decrease primarily stems from a lower net loss and LAE ratio and lower net expense ratio as described below.

Ceded premium ratio
The ceded premium ratio was 44.7% for the nine month period ended September 30, 2025, a 0.9 point improvement from 45.6% in the prior year period, primarily driven by growth in gross premiums earned as well as slightly lower reinsurance costs, as described above.
Net loss and LAE ratio
The net loss and LAE ratio was 42.2% for the nine month period ended September 30, 2025, a 17.2 point improvement from 59.4% in the prior year period, reflecting higher net premiums earned, coupled with a decrease in net losses and LAE as described above.
Net expense ratio
The net expense ratio was 34.6% for the nine month period ended September 30, 2025, a 1.7 point improvement from the prior year period amount of 36.3%, primarily driven by growth in net premiums earned which, coupled with higher ceding commission income, lowered the net policy acquisition costs ratio and was partly offset by a higher net general and administrative expense ratio.
Financial Condition – September 30, 2025 compared to December 31, 2024
Cash and Cash Equivalents
At September 30, 2025, cash and cash equivalents increased by $107.8 million to $560.4 million from $452.7 million at December 31, 2024. The increase was primarily a result of net cash provided by operations, which was held in money market funds for liquidity.
Fixed Maturity Securities
At September 30, 2025, fixed income securities increased by $45.3 million to $700.8 million from $655.6 million at December 31, 2024. The increase primarily relates to purchases of fixed income securities in longer duration to lock in interest rates.
Reinsurance Recoverable on Paid and Unpaid Claims
At September 30, 2025, reinsurance recoverable on paid and unpaid claims decreased by $360.7 million to $379.5 million from $740.2 million at December 31, 2024. The decrease was primarily driven by reinsurance reimbursements collected during the nine months ended September 30, 2025, primarily associated with claims payments for Hurricanes Ian and Milton as well as a reduction in ultimate losses for certain catastrophic events which reduced reinsurance recoverable on unpaid claims as claims developed favorably during 2025.
Prepaid Reinsurance Premiums
At September 30, 2025, prepaid reinsurance premium increased by $116.3 million to $426.1 million from $309.8 million at December 31, 2024. The increase is driven by the June 1, 2025 inception of our catastrophe excess of loss reinsurance program which represents prospective contracts. We record an asset, prepaid reinsurance premiums, and a liability, reinsurance payable, for the entire contract amount upon commencement of these reinsurance agreements, which drove up prepaid reinsurance premiums at September 30, 2025.
Unpaid Losses and Loss Adjustment Expenses
At September 30, 2025, unpaid losses and loss adjustment expenses decreased by $393.3 million to $649.6 million from $1.04 billion at December 31, 2024. This amount represents unpaid loss and loss adjustment expenses excluding any reinsurance recoveries. The decrease was primarily due to payment of claims for Hurricanes Milton and Ian during the nine months ended 2025, as well as a reduction in ultimate losses for certain catastrophic events as claims developed favorably during 2025.
Reinsurance Payable
At September 30, 2025, reinsurance payable increased by $151.9 million to $378.9 million from $227.0 million at December 31, 2024. The increase is driven by the June 1, 2025 inception of our catastrophe excess of loss reinsurance program as described above.
Long-term Debt
At September 30, 2025, long-term debt decreased by $37.1 million to $79.3 million from $116.3 million at December 31, 2024, driven by the payoff of a loan from the FHLB-ATL in March 2025 and the mortgage loan in July 2025 as well as quarterly principal payments on other long-term debt.

Total Shareholders’ Equity
At September 30, 2025, total shareholders’ equity increased by $146.5 million to $437.3 million from $290.8 million at December 31, 2024. The increase was primarily due to net income for the nine month period ended September 30, 2025 as well as a benefit in accumulated other comprehensive loss driven by a reduction of unrealized losses during that period of 2025 in the amount of $15.7 million.
Liquidity and Capital Resources
Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of September 30, 2025, we had $560.4 million of cash and cash equivalents and $703.4 million in investments, compared to $452.7 million and $663.4 million, respectively, as of December 31, 2024. As described above, the increase in cash and cash equivalents was primarily a result of net cash provided by operations, which was held in money market funds for liquidity.
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
Cash Flows

	For the Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$168,432	$143,173	$25,259
Investing activities	(21,105)	(93,842)	72,737
Financing activities	(37,247)	(1,772)	(35,475)
Net increase in cash and cash equivalents	$110,081	$47,559	$62,522

Operating Activities
Net cash provided by operating activities was $168.4 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $143.2 million for the comparable period in 2024. The increase in cash provided by operating activities relates primarily to timing of cash flows associated with premium collection, claim and reinsurance payments as well as reinsurance reimbursements during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $21.1 million as compared to net cash used in investing activities of $93.8 million for the comparable period in 2024. The change in cash used in investing activities relates primarily to timing of investment maturities and use of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates, as well as proceeds from the sale of investment property, net of costs and commission expenses.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $37.2 million, as compared to cash used in financing activities of $1.8 million for the comparable period in 2024. The change in net cash from financing activities relates primarily to the repayments of the FHLB-ATL loan and the mortgage loan agreements for $19.2 million and $10.6 million during the first and third quarters of 2025, respectively, as well as purchases of treasury stock. In comparison, we reported $5.5 million of proceeds in the first quarter of 2024 from a FHLB Des Moines loan.

Credit Facilities
On July 22, 2025, the Company and its subsidiary guarantors entered into the Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with lenders from time to time party thereto and Regions Bank, as administrative agent and collateral agent. The Amended and Restated Credit Agreement amended and restated in its entirety the Credit Agreement dated as of December 14, 2018 (as amended to date, the “Prior Credit Agreement”).
The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of up to $200.0 million, consisting of (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million with a maturity of July 2030 (the “Term Loan Facility”), (2) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments with a maturity of July 2030 (the “Delayed Draw Term Loan Facility”) and (3) a five-year senior secured revolving credit facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility and the Delayed Draw Term Loan Facility, the “Credit Facilities”).
Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019, in an amount equal to $1.9 million per quarter, payable quarterly, decreasing to $875,000 per quarter commencing with the quarter ending December 31, 2021, and increasing to $2.4 million per quarter commencing with the quarter ending December 31, 2022, with the remaining balance payable at maturity, which was July 28, 2026, but was refinanced in full in connection with the Amended and Restated Credit Agreement. The principal amount of the Term Loan Facility under the Amended and Restated Credit Facility amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, payable quarterly, and increasing to approximately $1.4 million per quarter commencing with the quarter ending September 30, 2028, with the remaining balance payable at maturity. As amended, the Term Loan Facility matures on July 22, 2030. As of September 30, 2025, there was $75.0 million in aggregate principal amount outstanding under the Term Loan Facility and as of December 31, 2024, there was $70.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement.
Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. At December 31, 2024, the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which amount was repaid in connection with the Amended and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. As of December 31, 2024, the letters of credit remained outstanding and there were no draws as of such date. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. At July 22, 2025, the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. At September 30, 2025, the Company had no outstanding letters of credit issued from the Revolving Credit Facility.
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
The applicable margin for loans under the Credit Facilities, as amended, varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2025, the borrowings under the Term Loan Facility were accruing interest at a rate of 6.816% per annum, respectively.
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
The Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Amended and Restated Credit Agreement requires the Company to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.00 to 1.00, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated tangible net worth for the Company and its subsidiaries, which is required to be not less than the sum of 75% of consolidated tangible net worth measured as of the fiscal quarter ended September 30, 2025 plus 25% of positive consolidated net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries or observe specified reinsurer concentration limits.
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
Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037, other than during the period from, and including, February 1, 2022 to the close of business on the second business day immediately preceding August 5, 2022, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the ten consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the third business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.
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
As of September 30, 2025 and December 31, 2024, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.
FHLB Loan Agreements
In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of September 30, 2025, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $570,000.
In December 2018, our insurance subsidiary became a member of the Federal Home Loan Bank Des Moines ("FHLB-DM"). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of September 30, 2025, the fair value of the collateralized securities was $4.2 million and the equity investment in FHLB-DM common stock was $316,300.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.13 years and 3.19 years at September 30, 2025 and 2024, respectively, and 3.1 years at December 31, 2024. To the extent interest rates decrease during 2025, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of September 30, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, at December 31, 2024 our average credit quality rating was an A.
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
As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending September 30, 2025.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.
Item 1A. Risk Factors
The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 13, 2025. There have been no material changes to the Company’s risk factors since the filing of that report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2025, the Company repurchased 85,135 shares of common stock under the 2025 Share Repurchase Plan. The average cost per share repurchased was $20.74. In addition, in September 2025, the Company repurchased 21,000 shares of the Company’s common stock held by one of its executive officers at the market price of $24.47 per share. As of September 30, 2025, the Company had $7.7 million of capacity remaining under the 2025 Share Repurchase Plan.
A summary of the Company’s common stock repurchases during the quarter ended September 30, 2025, is set forth in the table below (in thousands, except shares and price per share):

	Total No. Of Shares Purchased		Total No. of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
		Average Price Paid per Share (1)
Period
July 1 - July 31, 2025				10,000
August 1 - August 31, 2025	85,135	$20.74	85,135	8,232
September 1 - September 30, 2025	21,000	24.47	21,000	7,718
Total	106,135	$21.48	106,135	7,718
(1)Represents the balance before commission and fees at the end of each period.
(2)On December 9, 2024, the Board of Directors established the 2025 Share Repurchase Plan, which commenced on January 1, 2025 and will expire on December 31, 2025, for repurchases of up to an aggregate of $10.0 million of the Company's common stock.
Item 5. Other Information
No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2025.
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
10.30
Amended and Restated Agreement to Credit Agreement, dated July 22, 2025, among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on July 24, 2025).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included in Exhibit 101)

*     Filed herewith
**    Furnished herewith
†     Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 7, 2025	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 7, 2025	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)