Form 10-K
period 2025-12-31
Heritage Insurance Holdings, Inc.
filed 2026-03-12
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2025

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $665,737,361 on June 30, 2025, computed on the basis on the closing sale price of the Registrant’s common stock on the New York Stock Exchange on that date. As of March 2, 2026, the number of shares outstanding of the Registrant’s common stock was 30,720,918

DOCUMENTS INCORPORATED BY REFERENCE

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

HERITAGE INSURANCE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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
•
our exposure to catastrophic weather-related events, including hurricanes and wildfires;
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
•
failure of our information technology systems or those of our key service providers and unsuccessful development and implementation of new technologies, including our updated claims, policy and billing systems;
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
•
Narragansett Bay Insurance Company (“NBIC”), which provides personal and commercial residential property insurance; and
•
Zephyr Insurance Company (“Zephyr”), which provides personal and commercial residential and wind-only property insurance in Hawaii.

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
•
NBIC Service Company, which provides services to NBIC; and
•
Contractors’ Alliance Network, LLC (“CAN”), our vendor network manager for claims.

Our Company

Our primary products are personal and commercial residential property insurance. On an admitted basis, we provide personal residential insurance in fourteen eastern and gulf states and commercial residential insurance in three of those states. We also write personal and commercial residential insurance on an admitted basis in Hawaii and on an excess and surplus lines basis in California, Florida, Hawaii, and South Carolina. We are licensed, but inactive, in Pennsylvania.

We conduct our operations as a single operating and reporting segment.

As of December 31, 2025, we had 345,121 personal residential policies in force, representing $1.2 billion of annualized premium, 3,059 commercial residential policies in force, representing $265.0 million of annualized premium, and 9,095 commercial general liability policies in force, representing $9.3 million of annualized premium, for a total of 357, 275 policies and $1.4 billion of annualized premium. For the year ended December 31, 2025, we had gross premiums written of $1.4 billion and operating income of $267.2 million. At December 31, 2025, we had total assets of $2.2 billion and total stockholders’ equity of $505.3 million.

Our Strategy

Our overall strategy continues to focus on optimizing our portfolio of over $1.0 billion in gross premiums written toward products and geographies that maximize long term returns to our shareholders, while mitigating risk from a single or series of catastrophic weather events. We intend to continue to generate profitable underwriting results by undertaking the following:

Sustain the Profitability of our Portfolio

We believe that our goal to maintain the profitability of our business is achieved through continued disciplined underwriting, diversification of our book of business, and rate adequacy, as well as maintaining a robust reinsurance program. The selective underwriting over the last several years has resulted in an intentional decline in policy count for our admitted personal lines product, while achieving a higher average premium per policy through rate actions. Given our coastal exposure, which includes exposure to hurricanes and other severe weather events, our reinsurance program provides meaningful balance sheet protection and reduces earnings volatility. We will continue underwriting and adequate rate discipline to maintain the profitability of our business and continuously monitor our portfolio to manage the risk of wind and other perils as well as the cost of our reinsurance program.

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

Efficiently Manage Losses and Loss Adjustment Expenses

We are committed to proactively managing our loss costs through prudent underwriting and in-sourcing critical aspects of claims adjusting and remediation services. We have over 250 full-time employees dedicated to claims management. This includes an in-house insurance legal defense team, quality claims examiners, and claims vendor management and mediation personnel. We have additional full-time employees who take in claim information as well as contracted claims adjusting and loss mitigation resources in all states in which we conduct business and deploy those additional resources as needed. Our CAN subsidiary provides claims vendor management services and water mitigation services which benefits our claims handling processes. We believe our significant internal and external resources allow us to deliver timely service to our policyholders and effectively manage claims costs.

Expand and Cultivate Relationships with Professional Independent Agencies

As described in our competitive strengths below, we believe that relationships with professional agencies is an important component of meeting our sales and underwriting objectives. Continuing to expand and cultivate our relationships with professional independent agencies that understand our underwriting standards, the value and quality of our customer service, and claims handling capabilities helps foster a higher quality book of business. We also have established relationships with auto insurance carriers who package their auto product with our residential property insurance product which provides diversification opportunities.

Develop IT Solutions to More Effectively Service our Customers

We continuously work to enhance our technology resources in order to better serve our agents and policyholders, streamline our processes, improve efficiency, and leverage new and developing technologies. We have made it a priority to use consistent policy and claims systems for our insurance company affiliates, which provides efficiencies for our personnel as well as our agency networks. We completed a transition to a new claims system used by each of our insurance company subsidiaries during 2023 and began our transition to a new policy and billing system in the third quarter of 2024, which was fully operational for our personal lines products in 2025. We have begun the development to incorporate our commercial products into the system, which is expected to be completed during 2026.

Our Competitive Strengths

We believe that our business diversification to date and our ability to capitalize on our future business prospects are a result of the following competitive strengths of our business:

Experienced Management Team With a Long History in the Residential Property Insurance Market

We have an experienced executive management team led by Ernesto Garateix, Chief Executive Officer, Kirk Lusk, Chief Financial Officer and a highly experienced and diverse senior management team with significant expertise in the residential property insurance industry and deep industry relationships. Our former President, Richard Widdicombe, who serves as Chairman of the Board, also has extensive experience in and an in-depth knowledge of the insurance industry.

Strong, Conservative Capital Structure

As of December 31, 2025, we had stockholders’ equity of $505.3 million and combined statutory surplus for our three insurance company subsidiaries of $392.5 million. Heritage P&C, NBIC and Zephyr each had policyholder surplus, as defined by statutory accounting principles, of $251.2 million, $88.5 million and $52.8 million, respectively. The surplus for each of our insurance subsidiaries is in excess of the minimum capital levels required by our insurance regulators and our ratings agencies.

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

Unique Claims Servicing Model and Superior Customer Service

We believe that the vertical integration of our claims adjusting and loss mitigation services provides us with a competitive advantage. Contractor’s Alliance Network (“CAN”) is the Company’s Vendor Management division. Services performed include sourcing and vetting third-party vendors, negotiating network discounts, reviewing the quality of vendors, enforcing service level agreements and auditing vendor invoices. Through our management of both claims adjusting and water mitigation services, we are generally able to begin the adjustment and mitigation process in a timely manner, which helps manage our loss costs. We also believe our unique model provides a superior level of customer service for our policyholders, enhancing our reputation and increasing the likelihood that our policyholders will renew their policies with us.

Relationships with Highly Rated Reinsurers

We manage our exposure to catastrophic events through, among other things, the purchase of reinsurance. Our relationships with highly rated reinsurers have developed as a result of our management team’s industry experience and our reputation for selective underwriting and effective claims management. Our financial strength, underwriting results and the long-term relationships between our management team and our reinsurance partners help improve the cost-effectiveness of our reinsurance program.

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

Our Competition

The market for residential property insurance is highly competitive in the states in which we conduct business. We primarily compete against single state or regional carriers, but also compete to varying degrees against large national carriers and state-sponsored homeowners’ insurance entities. We compete for business on the basis of quality of service, price, financial strength, types of coverages offered, availability of coverage desired by customers, and commission structure. We believe Heritage differentiates itself from many competitors with our service levels, financial resources, including a robust reinsurance program, streamlined processes, and vertical integration of loss mitigation services. For the year 2024, we ranked in the top 31 writers of homeowners’ insurance business nationwide. Our market share by state varies depending upon our premium volume and that of competing property insurance writers in those states.

Products and Distribution

Heritage P&C writes personal residential insurance policies through a network of more than 2,500 independent agents in the states in which it is licensed. Approximately 25% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. We market and write commercial residential policies through a network of over 400 independent agents in Florida.

NBIC writes personal residential insurance policies through a network of retail independent agents, wholesale agents and a partnership with a large direct agency. We maintain master agency agreements with approximately 500 retail independent agents, representing over 800 agency locations, including several large agency networks. We also distribute indirectly to over 1,900 retail locations through eight wholesale agency relationships. Our three largest independent agency relationships represent approximately 15% of annualized premiums. Additionally, we have expanded our product offering to include commercial residential products in New Jersey and New York on an admitted basis and recently in Hawaii on surplus lines basis.

Zephyr writes personal residential insurance policies through a network of over 60 independent agencies in Hawaii. Approximately 52.0% of our premium is written by agents that are affiliated with three large agency networks with which we have entered into master agency agreements.

Our Markets

The following charts depict the geographic distribution of our in-force premium as of December 31, 2025 and 2024, respectively. Our in-force premium continues to be diversified, which is consistent with our strategy to allocate capital to products and geographies that maximize long-term returns.

IN FORCE PREMIUM 2025

CGL, 1%
CRES, 19%
CT, 4%
Other, 3%
FL, 29%
CA, 3%
SC, 3%
RI, 3%
HI, 8%
NY, 18%
MA, 5%
NJ, 6%

IN FORCE PREMIUM 2024

CGL, 1%
CT, 3%
CRES, 20%
FL, 29%
Other, 3%
CA, 2%
SC, 3%
RI, 3%
HI, 7%
NY, 18%
MA, 5%
NJ, 6%

Note: *** Other includes AL, DE, GA, MD, MS, NC and VA

CGL = commercial general liability

CRES = commercial residential insurance

Underwriting

Our management establishes underwriting criteria for policies we accept. Our underwriting process is generally automated with predetermined criteria programmed into our policy system to ensure consistency, efficiency, and compliance with our underwriting standards. However, certain policies have characteristics which require an independent review by our underwriters. Our underwriters evaluate and accept only those risks that they believe will enable us to achieve an underwriting profit. To achieve underwriting profitability on a consistent basis, we focus on (1) the suitability of the risk to be assumed or written, (2) the adequacy of the premium with regard to the risk to be assumed or written and (3) the geographic distribution of existing risk relative to the risk to be assumed or written.

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

Policy Administration

We utilize web-based software solutions and insurance personnel to perform policy administration services, including processing, billing and policy maintenance. The software is able to adapt to a variety of forms and rates, handle the administration of our policy volume, and provides detailed information about our book of business to our internal underwriters so that they can adjust our underwriting criteria, as necessary. The systems also allow us to provide renewal notices, late payment notices, cancellation notices, endorsements and policy documents to our customers on a timely basis.

Claims Administration

We closely manage all aspects of the claims process, from processing the initial claim submission to providing remediation services, through CAN, our wholly-owned subsidiary vendor management company which sources preferred vendors. Claims from policyholders are reviewed by our managers and staff adjusters, who assess the extent of the loss, which may include thorough on-site investigations, and determine the resources needed to adjust each claim. Our claims are generally adjusted by our staff claims professionals, except in the case of a major catastrophic event for which we bolster our resources by contracting with several large national claims adjusting firms and experienced independent contractors to assist with the increased volume of claims and ensure timely responses to our policyholders. We believe our approach to claims handling results in a higher level of customer service and reduces our losses and loss adjustment expense.

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

For a discussion and summary of the activity in the liability for losses and LAE for the years ended December 31, 2025, 2024 and 2023, Refer to Note 13 “Reserve for Unpaid Losses” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Technology

Technology is an integral part of our organization and makes us more efficient, cost-effective and customer-centric. Our business depends upon the development, implementation and use of integrated technology systems to automate various processes such as underwriting, claims processing, billing and customer service. This leads to improved efficiency, reduced errors and faster turnaround times. These systems have enabled us to offer more personalized experience and better service to both our agents as well as our customers. Our technology platform has streamlined our various business processes making them faster and more efficient across our multi-state insurance business. The technology platform is supported by a robust enterprise data warehouse and analytics platform that provides key performance indicator measurements and actionable insights for our management, at the same time supporting all of our regulatory compliance reporting needs.

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

We have strong relationships with reinsurers, which we attribute to our management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve month periods beginning June 1, 2025 and 2024, we purchased reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) for Florida admitted market policies only and for which we elected to participate at 90%, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) Citrus Re, a special purpose vehicle through which our insurance company affiliates have sponsored catastrophe bonds, and (iv) our captive reinsurance subsidiary, Osprey. In addition to purchasing catastrophe excess of loss reinsurance, we also purchase quota share, property per risk and facultative reinsurance. Our quota share programs, which currently apply to certain NBIC business only, limit our exposure to catastrophe and non-catastrophe losses and provide ceding commission income. Our per risk programs limit our net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. We also utilize facultative reinsurance to supplement our per risk reinsurance program where our capacity needs dictate.

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

Our insurance regulators require all insurance companies, like us, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. Our reinsurance program provides reinsurance which meets or exceeds our state regulator requirements, which are based on the probable maximum loss that we would incur from an individual catastrophic event estimated to occur once in every 100 years based on our portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. We also purchase reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. We share portions of our reinsurance program coverage among our insurance company affiliates.

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

For the contract period ending May 31, 2026, our insurance company subsidiaries purchased an aggregate of $3.75 billion of catastrophe excess of loss reinsurance from the sources described above. There is no single reinsurer representing more than 10% of the limit purchased for our program other than the FHCF.

The chart below lists our third-party reinsurers with A.M. Best and S&P ratings as of December 31, 2025. To the extent a reinsurer is not rated, the reinsurance program is fully collateralized as indicated below. Refer to Note 12 “Reinsurance” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Reinsurer	A.M. Best Rating	S&P Rating
ACE Property and Casualty Insurance Company Through Chubb Tempest Re USA, LLC	A++G	AA
Aeolus Re Ltd./Keystone PF Segregated Account	Collateralized	Collateralized
Allianz Risk Transfer AG	A+	AA-
American Agriculture Insurance Company	A	NR
Arch Reinsurance Company	A+ g	AA-
Arch Reinsurance Limited	A+ g	AA-
Arch Reinsurance Limited (obo Securis ILS Management Ltd)	A+	A+
Ariel Re Bda Limited/Lloyd's Syndicate 1910	A	AA-
Ascot Bermuda Limited	A+	AA-
Ascot Underwriting Inc. for and on behalf of Lloyd's Syndicate No. 1414	A+	AA-
Aspen American Insurance Company	A g	A-
Berkley Re America	A+	A+
Chaucer Insurance Company DAC (Bermuda)	A g	A
Chubb Tempest Reinsurance Ltd.	A++	AA
Convex North America Insurance Services LLC for and on behalf of Convex Insurance UK Limited	A g	A
D.E. Shaw Re (Bermuda) Ltd., Bermuda	Collateralized	Collateralized
DaVinci Reinsurance Limited (through Renaissance Underwriting Managers)	A g	A+
Endurance Assurance Corporation	A+UG	A+
Everest Reinsurance Company	A+ g	A+
Group Ark Insurance Limited	A g	0
Hannover Rueck SE (Obo Aeolus Re Ltd)	A+	AA-
Hannover Rueck SE (obo Eskatos Capital Management)	A+	AA-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hannover Rueck SE (obo Pillar Capital Management)	A+	AA-
Hannover Rueck SE (obo Securis)	A+	AA-
Hannover Rueck SE (obo Securis)	A+	AA-
Hiscox Insurance Company (Bermuda) Limited	A g	A
Houston Casualty Company (UK Branch)	A++ g	A+
Insurance Company of the West	A p	NR
International General Insurance Company Limited	A g	A-
IQUW Re Bermuda	A	AA-
Lancashire Insurance Company Limited	A g	A
Liberty Specialty Markets Europe Two S.a.r.l (Paris)/Lloyd's Syndicate 4472	A	AA-
Lloyd's Syndicate 0033 (HIS)	A	AA-
Lloyd's Syndicate 1084 (CSL)	A	AA-
Lloyd's Syndicate 1947 (GIC)	A+	AA-
Lloyd's Syndicate 2010 (MMX)	A+	AA-
Lloyd's Syndicate 2623 (AFB)	A	AA-
Lloyd's Syndicate 4020 (ARK)	A	AA-
Lloyd's Syndicate 4444 (CNP)	A	AA-
Munich Reinsurance America, Inc.	A+ g	AA
Nautical Management Ltd./Markel Bermuda Limited	A	A
Odyssey Reinsurance Company	A+	A+
Renaissance Reinsurance Ltd.	A+	A+
SCOR Reinsurance Company	A g	A+
Shelf Opco Bermuda Limited for and on behalf of Lloyd’s Syndicate 3123	A+	AA-
Shelf Opco Bermuda Limited/Fidelis Insurance Bermuda Ltd	A g	A-
Sompo US (Endurance Assurance Corporation)	A+ ug	A+
Swiss Reinsurance America Corporation	A+ g	AA-
Taiping Reinsurance Company Limited	A	A
The Cincinnati Insurance Company	A+	A+
Topsail Reinsurance SPC, Ltd.	NR	NR
Transatlantic Reinsurance Company	A++	AA+
Vermeer (through Renaissance Underwriting Managers)	A	NR
XL Reinsurance America Inc.	A+ g	AA-

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

As of December 31, 2025, we held $559.3 million in cash and cash equivalents and $715.6 million in investments, which were comprised of $713.2 million in fixed maturity securities, $1.0 million in common stock and $1.3 million in other invested assets. Of the $715.6 million of fixed maturity securities, $4.2 million of U.S. government agency securities were pledged to the Federal Home Loan Bank-Des Moines (“FHLB-DM”) in connection with FHLB loans to Zephyr Insurance Company. Refer to Note 14 “Long-Term Debt” to our consolidated financial statements under Item 8 of this Annual Report on Form 10-K.

Seasonality of our Business

Our insurance business is seasonal; hurricanes typically occur during the period from June 1 through November 30 and winter storms generally impact the first and fourth quarters, while hail and severe convective storms typically occur in the first and second quarters. Wildfires in the State of California could occur throughout the year. Because our catastrophe reinsurance program commences on June 1 annually, any variation in the cost of our reinsurance, whether due to changes to reinsurance rates or changes in the total insured value of our policy base, will be incurred over the twelve month period beginning with that date subject to certain adjustments.

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

Human Capital

Growth and Development

At December 31, 2025, we had 542 full-time and part-time employees. We do not have collective bargaining agreements relating to any of our associates. Our employees are our most valuable asset, and we are committed to building a workforce that supports each employee’s unique professional journey. We believe having an inclusive work environment, which not only drives engagement but fosters innovation, is critical to driving growth. Our business results depend in part on our ability to successfully manage our human capital resources, including attracting, identifying and retaining key talent. We remain focused on employee development though training opportunities, including courses which provide insurance designations, and other employee engagement activities. Our performance management and other processes are intended to align associate aspirations, interests, performance, and experiences with the talent needs that supports a healthy working environment for the success of our business. Managers and associates conduct periodic check-in discussions to encourage continuous performance feedback and improvement. These discussions also act to hold leaders accountable for creating an associate development culture.

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

As of December 31, 2025, nearly all of our premium in force related to business in coastal states, which are especially subject to adverse weather conditions such as hurricanes, tropical storms, and winter storms. We also have in-force premiums from policies in the State of California, which was impacted by wildfires during the first quarter of 2025 for which our incurred losses of reinsurance approximated $32.0 million for the calendar year 2025. A single catastrophic event, or a series of such events, destructive weather patterns, general economic trend, regulatory development or other condition specifically affecting the states in which we conduct business, particularly the more densely populated areas of those states, could have a disproportionately adverse impact on our business, financial condition and results of operations. Therefore, although we attempt to manage our exposure to catastrophes through our underwriting process and the purchase of reinsurance protection, an especially severe catastrophe or series of catastrophes could exceed our reinsurance protection and may have a material adverse impact on our results of operations and financial condition. As further described in Note 13 Reserve for Losses, the Company's 2017 reinsurance agreement with the FHCF was commuted during the third quarter of 2023. This commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. The final amount paid by the FHCF could vary from the Company’s future estimation of losses to have been recovered from the FHCF. Accordingly, should future re-estimations to Hurricane Irma losses increase the expected loss reserves, all of the increase would be retained.

In total, for the period from June 1, 2025 through May 31, 2026, we have purchased an aggregate limit of $3.75 billion of catastrophe reinsurance coverage for Heritage P&C, Zephyr, and NBIC, for multiple catastrophic events. Our ability to access this coverage, however, is subject to the severity and frequency of such events. We may experience significant losses and loss adjustment expenses in excess of our retention or experience multiple retentions for a series of catastrophic events in a single season, which could materially and adversely affect our financial results.

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

The cost of reinsurance is subject to prevailing market conditions beyond our control such as the amount of capital in the reinsurance market, public policy decisions and the expiration of time-limited governmental programs such as the RAP program, as well as the frequency and magnitude of natural and man-made catastrophes. Our total cost of obtaining reinsurance could increase in the future. We cannot be assured that reinsurance will remain continuously available to us in the amounts we consider sufficient and at prices acceptable to us. As a result, we may determine to increase the amount of risk we retain or look for other alternatives to reinsurance, which could in turn have a material adverse effect on our financial position, results of operations and cash flows. Further, an increase in frequency of severe weather events may cause an increase in credit exposure to the reinsurers with which we transact business.

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

All residential insurance companies that write admitted business in Florida, including Heritage P&C, are required to obtain reinsurance through the FHCF, and this coverage comprises a significant portion of the Heritage P&C reinsurance program for our Florida insured properties. The limit and retention of the FHCF coverage is subject to upward or downward adjustment based on, among other things, submitted exposures to FHCF by all participants. We have purchased private reinsurance alongside our FHCF layer to fill in gaps in coverage that may result from the adjustment of the limit or retention of our FHCF coverage; however, such reinsurance would not cover any losses we may incur as a result of FHCF’s inability to pay the full amount of our claims. If a catastrophic event occurs in Florida, the FHCF may not have sufficient funds to pay all of its claims from insurance companies in full or in a timely manner. This could result in significant financial, legal and operational challenges to our Company. In the event of a catastrophic loss, the FHCF’s ability to pay may be dependent upon its ability to issue bonds in amounts that would be required to meet its reinsurance obligations. There can be no assurance that FHCF will be able to do this. While we believe FHCF currently has adequate capital and financing capacity to meet its reinsurance obligations, there can be no assurance that it will be able to meet its obligations in the future, and any failure to do so could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Our ability to operate efficiently and remain competitive may depend in part on our ability to adapt to technological innovation in our industry.

Our industry is experiencing increased adoption of AI technologies, including applications used to automate underwriting, assess risk, run actuarial and other modeling functions, accelerate claims processing, and detect fraud. We use, and expect to continue to evaluate and deploy, AI‑enabled tools to support various operational and strategic decision‑making. While AI is not the sole driver of our business performance, our ability to operate efficiently and remain competitive may depend in part on the effective implementation and use of such technologies.

The adoption and use of AI involves challenges and risks. AI systems can be complex to develop, integrate, and maintain, and may require substantial investment, high‑quality data, ongoing monitoring, and specialized expertise. AI‑enabled tools may produce inaccurate, incomplete, or misleading outputs due to data limitations, model assumptions, or changing conditions, which could result in operational errors, service disruptions, regulatory or contractual non‑compliance, increased costs, or reputational harm. In addition, the use of AI may increase our exposure to cybersecurity, data privacy, and third‑party vendor risks.

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

We write personal and commercial insurance policies through a network of independent agents. As a result, our business is dependent on the marketing efforts of these independent agents, and our agency relationships are concentrated. For example, for our southeastern personal lines portfolio, approximately 23% of our voluntary personal lines policies are written by agents that are affiliated with eight large agency networks with which we have entered into master agency agreements. In the northeastern U.S., our three largest agency relationships represent approximately 15% of our annualized premiums, and approximately 52.0% of our Hawaiian independent agencies are affiliated with three large multi-producer agencies.

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

Financial stability ratings are important factors in establishing the competitive position of insurance companies and can have a significant effect on an insurance company’s business. Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by rating agencies to assist them in assessing the financial stability and overall quality of the companies from which they are considering purchasing insurance or in determining the financial stability of the company that provides insurance. Each of our insurance company affiliates currently maintain a Demotech rating of “A” (“Exceptional”) or higher. Our insurance company subsidiaries and the Company is also rated BBB or better by KBRA. These financial stability ratings provide an objective baseline for assessing solvency and should not be interpreted as (and are not intended to serve as) an assessment of a recommendation to buy, sell, or hold, any securities of an insurance company or its parent holding company, including shares of our common stock.

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

A portion of our income is, and likely will continue to be, generated by the investment of our capital, premiums and loss reserves. The amount of income generated is a function of our investment policy, available investment opportunities and the amount of available cash invested. We are also constrained by investment limitations required by our state insurance regulators. At December 31, 2025, approximately 99.7% of our total investments were invested in fixed-maturity securities. We may, under certain circumstances, be required to liquidate our investments in securities at prices below book value, which may adversely affect our financial results. This risk could be amplified in periods of rising interest rates. We currently hold all of our cash in accounts with twelve financial institutions and, as a result of this concentration, a portion of the balances in such accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor and adjust the balances in our accounts as appropriate, these balances could be impacted if any of these financial institutions fail and could be subject to other adverse conditions in the financial markets.

We may alter our investment policy to accept higher levels of risk with the expectation of higher returns. Fluctuating interest rates and other economic factors make it impossible to estimate accurately the amount of investment income that will be realized. In fact, we may realize losses on our investments.

The effects of emerging claim and coverage issues on our business are uncertain.

Loss frequency and severity in the property and casualty insurance industry and multi-peril personal lines business has continued to increase in recent years, often driven by actual and social inflation. Litigation and assignment of benefits (“AOB”) in the State of Florida is an example of these trends. For example, in recent years, Florida homeowners have been assigning the benefit of their insurance recovery to third parties, which has resulted in increases in the size and number of claims and the amount of litigation, interference in the adjustment of claims, the assertion of bad faith actions and one-way rights to claim attorney fees. The Florida legislature enacted several reform bills in the last several years with the intention of limiting AOB and frivolous litigation. These legislative changes have positively impacted the Florida property insurance market by curtailing AOB and litigated claims abuses. There can be no assurance that this legislation will further reduce the future impact of AOB or litigated claims practices and legislative changes could be reversed in whole or in part in the future.

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

If any member of senior management retires, dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

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

An insurance company with total adjusted capital that is less than 200% of its authorized control level risk-based capital is at a company action level, which would require the insurance company to file a risk-based capital plan that, among other things, contains proposals of corrective actions the company intends to take that are reasonably expected to result in the elimination of the company action level event. Additional action level events occur when the insurer’s total adjusted capital falls below 150%, 100%, and 70% of its authorized control level risk-based capital. The lower the percentage, the more severe the regulatory response, including, in the event of a mandatory control level event (total adjusted capital falls below 70% of the insurer’s authorized control level risk-based capital), placing the insurance company into receivership. As of December 31, 2025, our insurance subsidiaries each maintained a risk-based capital ratio of over 300% and complied with the requirement of our state regulators. Our subsidiary, Heritage P&C, has agreed to continue to maintain a risk-based capital ratio of at least 300%. Our subsidiary, NBIC, has agreed to maintain a risk-based capital ratio requirement of 325%.

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

Regulation limiting rate increases may decrease our profitability.

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

Insurance companies currently pass these assessments on to holders of insurance policies in the form of a policy surcharge and reflect the collection of these assessments as liability for future payment to the entities levying the assessments. The collection of these fees, however, may adversely affect our overall marketing strategy due to the competitive landscape of our business. As a result, the impact of possible future assessments on our balance sheet, results of operations or cash flow are indeterminable at this time.

Risks Related to Financing

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

Although we have paid dividends on our common stock in the past, the declaration and payment of dividends are at the discretion of our board of directors and will depend on our profits, financial requirements and other factors, such as restrictions under our credit facilities, which limit our ability to pay dividends, and other legal and regulatory restrictions on the payment of dividends, our overall business condition and other elements our board of directors considers relevant. Therefore, investors who purchase our common stock may only realize a return on their investment if the value of our common stock appreciates.

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

Risks Related to Ownership of Our Common Stock

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

•
our operating results, including a shortfall in revenues or operating performance from that expected by securities analysts and investors;
•
recognition of large unanticipated accounting charges, such as impairment charges;

•
changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry generally;
•
a downgrade of our Demotech or KBRA rating;
•
the announcement of a material event or anticipated event involving us or our industry or the markets in which we operate; and
•
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

Risks Related to our Information Technology Systems

Our information technology systems, or those of our key service providers, may fail or suffer a loss of security which could adversely affect our business.

Our insurance business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to handle our policy and claims administration process (i.e., handling and adjusting claims, the billing, printing and mailing of our policies, endorsements, renewal notices, etc.). The successful operation of our systems depends on both internal and external factors, such as internal system security protocols operating properly, a continuous supply of electrical power and compliant use of the systems by employees and any third parties. The failure of these systems could interrupt our operations and result in a material adverse effect on our business.

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

The cost and operational consequences of implementing additional data protection measures either as a response to specific breaches or as a result of evolving changes in technology or risks, could be significant and negatively affect our income.

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

Not all of our systems are fully redundant, and our disaster recovery planning may not be sufficient, despite our testing, to meet our business needs in the event of a material disruption We contract with a third-party vendor to maintain complete daily backups of our systems; however, we have not fully tested our plan to recover data in the event of a disaster. Our systems are vulnerable to damage from a number of sources, including energy blackouts, natural disasters and other catastrophic events, terrorism, war, telecommunication failures and malicious software programs or cyber security attacks. We conduct our business primarily from offices located in Florida, Hawaii, and Rhode Island where catastrophic weather events could damage our facilities or interrupt our power supply. The loss or significant impairment of functionality in these facilities for any reason could have a material adverse effect on our business, as we do not have significant redundancies to replace our facilities if functionality is impaired. Our disaster recovery and business continuity plans involve arrangements with our off-site, secure data centers. In the event of a catastrophic weather event or cyber security attack, we cannot assure that we will be able to access our systems from these facilities in the event that our primary systems are unavailable. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional.

Most of our information technology systems are currently outsourced to third party vendors. We are not directly involved in any security testing with any of our vendors and we rely on the SOC-2 reports they provide us. If these third parties are unable, unwilling, or otherwise experience interruptions in their ability to provide services to us or to provide us access to the systems on which we rely, or if these third parties are unable to secure our data from cyberattacks and other cyber incidents, our operations may be disrupted, and we may incur significant costs, harm to our reputation or relationships with our customers or otherwise experience a material adverse effect on our business.

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
o
Assist in the design, implementation, and testing of our cybersecurity program, policies and procedures;
o
monitor Company networks, servers and endpoints to identify vulnerabilities;
o
perform assessments on the Company’s cybersecurity measures, including audits and independent reviews of the Company’s information security control environment and operating effectiveness;
o
obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure;
o
determine and execute mitigation and remediation options and plans; and
o
ensure ongoing compliance with applicable legal and regulatory requirements, including notification to required individuals and regulatory bodies in the event of the discovery of an information security breach as defined under applicable laws, and timely and adequate disclosure under applicable SEC rules.

Education and Awareness: The Company provides annual training for personnel regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

Governance

The Company maintains an Information Security Committee (the “ISC”) which is a cross-functional governance committee comprised of the AVP- Enterprise Information Technology (“IT AVP”), Chief Financial Officer (“CFO”) and Chief Executive Officer (“CEO”). The ISC is the focal point for all information security activities throughout the Company and acts as a liaison on security matters throughout our group of affiliates. The ISC, led by the IT AVP works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The ISC is charged with developing and implementing policies and procedures for incident response handling, monitoring, and addressing security risks on an ongoing basis. The ISC is responsible for deploying technology and information security experts to monitor security risks and advise, contain, analyze, and report on security incidents, as necessary. As described above, the Company also retains a third-party cybersecurity firm to work hand-in-hand with the ISC to develop and oversee a program to prevent, detect, mitigate and remediate cybersecurity incidents.

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

Item 2. Properties

The following is a summary of our offices and locations:

Location	Business Use	Square Footage	Leased/Owned	Lease Expiration Date
Tampa, Florida	Corporate Headquarters	89,000	Leased	March 31, 2031
Honolulu, Hawaii	Insurance Company HI, Operations	4,405	Leased	February 28, 2030
Sunrise, Florida	Regional Office	28,000	Leased	October 31, 2029
Johnston, Rhode Island	Insurance Company NE, Operations	28,098	Leased	January 31, 2026

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

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRTG”. As of March 2, 2026, we had 30,720,918 shares of common stock outstanding, including 1,479,245 shares of restricted stock for which restrictions have not lapsed.

Holders of Record

As of March 2, 2026, there were 53 holders of record of our common stock.

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

Stock Performance Graph

The following five year graph and table compare the cumulative total stockholder return of our common stock over the period from December 31, 2020 through 2025, assuming an initial investment of $100 and reinvestment of dividends with the performance among Heritage, NASDAQ Insurance Index and Russell 2000 Index. We are a component of the Russell 2000 index and it provides a small and mid-cap benchmark index. The NASDAQ Insurance Index consists of all publicly traded insurance underwriters in the property and casualty sector in the United States.

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Heritage Insurance Holdings Inc.	100	58	18	64	119	289
NASDAQ Insurance Index	100	113	115	125	155	154
Russell 2000 Index	100	114	89	103	113	126

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia and commercial residential insurance in Florida, Hawaii, New Jersey, and New York. We provide personal residential insurance in Florida, Hawaii and South Carolina on both an admitted and non-admitted basis and in California on a non-admitted basis. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

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

Supplemental Information

The Supplemental Information table below demonstrates progress on our initiatives by providing policy count, premiums-in-force, and total insured value for Florida and all other states as of December 31, 2025 and comparing those metrics to December 31, 2024. One of our strategies had been to reduce personal lines exposure in Florida, given historical abusive claims practices. Since 2022, several legislative changes have been implemented to positively impact the Florida property insurance market by curtailing assignment of benefits and litigated claims abuses. The positive impact of the legislative changes is reflected in our loss trends, which favorably impact the cost of insurance to our policyholders. Our strategy has been to obtain rate adequacy throughout our portfolio. Through various underwriting, rate making and other actions over the last several years, we believe we have achieved rate adequacy in over 90% of our portfolio, with each of those rate adequate territories being currently open for writing new business. During 2025, we concluded our exposure management initiatives from previous years and began deployment of our managed growth initiative. We anticipate growing our portfolio during 2026 while maintaining our disciplined underwriting standards.

	At December 31,
Policies in force:	2025	2024	% Change
Florida	123,437	133,775	(7.7)%
Other States	233,838	255,700	(8.5)%
Total	357,275	389,475	(8.3)%

Premiums in force:	(In thousands)
Florida	$679,079	$707,197	(4.0)%
Other States	752,738	726,048	3.7%
Total	$1,431,817	$1,433,245	(0.1)%

Total Insured Value:	(In thousands)
Florida	$105,997,817	$102,661,095	3.3%
Other States	257,533,142	264,950,914	(2.8)%
Total	$363,530,959	$367,612,009	(1.1)%

Policies-in-force decreased from the prior year, driven primarily by the final stages of our continued strategy to re-underwrite our existing personal lines book of business and gradually open territories for new business written where rates are adequate. At the same time, the policies-in-force specific to our commercial residential business grew during 2025, which drove an increase in our Florida TIV. As rates for our personal lines business became more adequate during 2025, the Company embarked upon a managed growth strategy. New business premium production for the fourth quarter of 2025 increased over 60% compared to new business production for the fourth quarter of 2024. Premiums in force for our personal lines business grew year over year but was offset by a larger decline in premiums in force for our commercial residential business. The decline in premium in force for commercial residential business was driven mostly by the current competitive market in Florida for this product. We have a substantial book of commercial business at December 31, 2025 with $265.0 million of in-force premium and will maintain our established pricing and underwriting discipline.

Florida policies-in-force declined from the prior year by 7.7% and Florida premiums-in-force decreased by 4.0%, while Florida TIV increased over the prior year. The decrease in Florida premiums-in-force was driven mostly by a reduction in premium for commercial residential business related to the current competitive market in the state. However the in-force policies for the commercial residential product grew resulting in higher Florida TIV. Compared to the year ended December 31, 2024, the policy count for markets outside of Florida decreased 8.5% due to underwriting actions and intentional exposure management, resulting in a TIV decrease of 2.8% while premiums-in-force increased by 3.7% due to rating actions.

Strategic Profitability Initiatives

The Company has focused on three main strategic initiatives aimed at achieving consistent long-term quarterly earnings and driving shareholder value including:

•
Generating underwriting profit through rate adequacy and more selective underwriting.
•
Allocating capital to products and geographies that maximize long-term returns.
•
Targeting a balanced and diversified portfolio

Fulfilled Strategic Profitability Initiatives in 2025

•
Re-opened profitable geographies and allocated capital to sustain profits and margin on a measured basis
•
Persistent underwriting discipline and focus on rate adequacy
•
Continued data driven analytics
•
Enhanced customer service and claims capabilities
•
Leveraged infrastructure and capabilities to foster future growth

Strategic Profitability Initiatives for 2026

•
Target geographies open for new business, while closely managing risk and exposure
•
Continue persistent underwriting discipline and focus on rate adequacy while driving prudent growth of the top line
•
Enhance data driven analytics using AI and other technology tools
•
Continue the refinement of customer service and claims capabilities
•
Leverage infrastructure and capabilities to foster future growth, which includes our plan to enter the State of Texas to offer products on an excess and surplus lines basis

Trends

Inflation, Underwriting and Pricing

We address reinsurance and loss costs trends in the property insurance sector through rates and inflation guard factors which resulted in an increase in the average premium per policy of 8.9% at December 31, 2025, as compared to the prior year . The higher average premium is driven by rate changes, inclusion of inflation guard, and by the mix of business written. We experienced intentional growth of our commercial residential business during 2024, with in-force premium in that line of business decreasing during 2025, driven primarily by competitive market conditions as described above. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned in our financial statements. For that reason, we account for inflation in our rate indications and filings with our regulators.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our policy retention has remained steadily in the range of 90.0%. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on managing exposure and achieving rate adequacy throughout our book of business as well as providing high levels of customer service to our agents and policyholders.

We experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. However, inflation is increasing at a lower rate than what we have experienced in the last several years. We adjust for changes in inflation by increasing or decreasing the inflation factor used in our pricing. Florida personal lines claim costs associated with litigated claims have decreased over the last several years due to favorable legislation aimed to curtail claims abuse and stabilizing the Florida property insurance market. This is reflected in our rates and as the legislation appears to have achieved its intended impact, our outlook on conducting business in Florida has improved.

We have experienced a sufficient supply of catastrophe excess of loss reinsurance and believe our cost of reinsurance to be competitive. In contrast, our industry had experienced significantly higher reinsurance costs and more constrained availability for catastrophe excess of loss reinsurance in 2022 and 2023.

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

Other revenue is primarily comprised of policy and pay-plan fees and also includes rental income due under non-cancelable leases for space at the Company’s commercial property in Clearwater, Florida, which was sold in the third quarter of 2025. Our regulators have approved a policy fee on each policy written for certain states; to the extent these fees are not subject to refund, the Company recognizes the income immediately when collected. The Company also charges pay-plan fees to policyholders that pay premiums in more than one installment and record the fees as income when collected.

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

Policy acquisition costs (“PAC”) consist of: (i) commissions paid to outside agents at the time of policy issuance, (ii) policy administration fees paid to a third-party, (iii) premium taxes and (iv) inspection fees. We recognize policy acquisition costs ratably over the term of the underlying policy. We earn ceding commissions on our net quota share reinsurance contract and certain other reinsurance contracts, which are reported as a reduction to policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. Ceding commission income is deferred and earned over the contract period. The amount and rate of ceding commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop. Refer to Note 11 “Deferred Policy Acquisition Costs” to our consolidated financial statements under Item 8 of this Annual Report on Form 10K.

General and administrative expenses (“G&A”) include compensation and related benefits, professional fees, office lease and related expenses, information system expenses, corporate insurance, and other general and administrative costs. As noted above, a certain portion of our ceding commissions are allocated to general and administrative expenses.

Provision for income taxes consists of federal and state corporate level income taxes. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information throughout the year and updated with actual amounts in the fourth quarter. The effective tax rate can vary from the 25.8% statutory federal and state blended rate depending on the amount of pretax income in proportion to permanent tax differences as well as state tax apportionment.

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

Overview of 2025 Financial Results

In the following section, we discuss our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 13, 2025.

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

•
Net income for the year ended December 31, 2025 was $195.6 million or $6.32 per diluted share, compared to a net income of $61.5 million or $2.01 diluted loss per share in the prior year. The increase was primarily driven by higher net premiums earned, higher investment income, a significant decrease in losses and LAE, and lower operating expenses. The improvement in net income is attributable to the positive impact of rate actions, underwriting actions, and exposure management taken during the last several years, which favorably impacted results for the year ended December 31, 2025. These actions resulted in growth of 3.4% in net premiums earned, with a 29.9% decrease in net losses and LAE. The decrease in net losses and LAE is attributable to lower weather and attritional losses as described below. Policy acquisition costs decreased 9.0%, driven by higher ceding commission income on the net quota share reinsurance contracts. General and administrative costs increased 9.2% driven primarily by human capital and systems costs as described below.
•
Gross premiums written of $1.44 billion, an improvement of 0.2% from $1.43 billion in the prior year, reflecting rating actions and deployment of our managed growth initiative, while ending exposure management initiatives from prior years. These actions resulted in growth of our personal lines premium over the prior year. A reduction of written premium for commercial residential business, driven by competitive market conditions, mostly offset the growth in the personal lines gross written premium. Management believes we have achieved rate adequacy in over 90% of our territories and each of those territories were open for new business as of December 31, 2025.
•
Gross premiums earned of $1.43 billion, an improvement of 1.8% from $1.41 billion in the prior year, reflecting higher gross premiums written over the last twelve months.
•
Net premiums earned of $794.2 million, an improvement of 3.4% from $767.9 million in the prior year, reflecting the higher gross earned premium coupled with a reduction in ceded premiums compared to the prior year.
•
Losses and loss adjustment expenses incurred of $313.2 million, a 29.9% improvement from $447.0 million in the prior year. The decrease primarily stems from significantly lower catastrophe losses and lower attritional losses as well as favorable net loss development. Net weather and catastrophe losses for the current accident year were $77.5 million, a decrease from $146.7 million in the prior year. Catastrophe losses in the current year were $33.2 million, down from $104.6 million in the prior year. Other weather losses totaled $44.3 million, up from the prior year amount of $42.1 million. Net favorable prior year loss development was $13.5 million for the current year compared to net unfavorable loss development of $25.4 million for the prior year.

•
Ceded premium ratio of 44.5%, a 0.9 point improvement over the prior year ratio of 45.4%, driven by growth in gross premiums earned, coupled with less ceded premium compared to the prior year as described below.
•
Net loss ratio of 39.4%, an 18.8 point improvement over the prior year ratio of 58.2%, driven by the reduction of losses and LAE as described above coupled with higher net premiums earned.
•
Net expense ratio of 33.6%, down 2.4 points from the prior year amount of 36.0%, driven by lower operating expenses coupled with higher net earned premium. The decrease in policy acquisition costs is primarily driven by higher ceding commission associated with the net quota share reinsurance program while the increase in general and administrative expenses relates to higher human capital and systems costs, both of which are described below.
•
Net combined ratio of 73.1%, a 21.1 point improvement from 94.2% in the prior year, primarily driven by lower net loss ratio and a lower net expense ratio as described above.
•
Effective tax rate was 24.6% compared to 25.7% in the prior year. The effective tax rate for 2025 was slightly lower than the statutory rate, driven primarily by higher pretax income which had a dilutive effect on permanent tax differences.

Consolidated Results of Operations

The following table summarizes our results of operations for the years indicated:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, expect per share amounts)
REVENUE:
Gross premiums written	$1,436,346	$1,432,942	$3,404	0.2%
Change in gross unearned premiums	(5,243)	(26,836)	21,593	80.5%
Gross premiums earned	1,431,103	1,406,106	24,997	1.8%
Ceded premiums	(636,946)	(638,246)	1,300	0.2%
Net premiums earned	794,157	767,860	26,297	3.4%
Net investment income	37,156	36,631	525	1.4%
Net realized gains (losses) on debt securities and other investments	2,713	(705)	3,418	NM
Other revenue	13,304	13,199	105	0.8%
Total revenue	847,330	816,985	$30,345	3.7%

OPERATING EXPENSES:
Losses and loss adjustment expenses	$313,246	$447,048	$(133,802)	(29.9%)
Policy acquisition costs	173,961	191,189	(17,228)	(9.0%)
General and administrative expenses	92,972	85,138	7,834	9.2%
Total operating expenses	580,179	723,375	(143,196)	(19.8%)
Operating income	267,151	93,610	173,541	185.4%
Interest expense, net	7,887	10,934	(3,047)	(27.9%)
Income before taxes	259,264	82,676	176,588	213.6%
Income tax expense	63,670	21,136	42,534	201.2%
Net income	$195,594	$61,539	$134,054	217.8%
Basic net income per share	$6.33	$2.01	$4.32	214.9%
Diluted net income per share	$6.32	$2.01	$4.31	214.4%

Total revenue

Total revenue was $847.3 million for the year ended December 31, 2025, up 3.7% compared to $817.0 million in the prior year. The increase primarily stems from higher net premiums earned and net investment income, which includes a realized gain on a building sale, as described below.

Gross premiums written

Gross premiums written were $1.44 billion, up 0.2% from $1.43 billion in the prior year, reflecting rating actions and deployment of our managed growth initiative, while ending our exposure management initiatives from prior years. These actions resulted in growth of our personal lines premium over the prior year. A reduction of written premium for commercial residential business, driven by competitive market conditions, was mostly offset the growth in the personal lines gross written premium. We believe we have achieved rate adequacy in over 90% of our territories and each of those territories were open for new business as of December 31, 2025.

Premiums-in-force were $1.43 billion as of December 31, 2025, representing a 0.1% decrease from the prior year due to a reduction in commercial residential in-force premium that offset growth in personal lines in-force premium throughout the book.

Gross premiums earned

Gross premiums earned were $1.43 billion for the year ended December 31, 2025, up 1.8% compared to $1.41 billion in the prior year reflecting higher gross premiums written over the last twelve months.

Ceded premiums

Ceded premiums were $636.9 million for the year ended December 31, 2025, down 0.2% compared to $638.2 million in the prior year. The decrease is primarily attributable to a favorable adjustment recorded in the fourth quarter to reflect a TIV true up on the catastrophe excess of loss reinsurance program and lower catastrophe loss reinstatement premium compared to the prior year, which was partly offset by higher ceded premium on the net quota share program from higher subject premium for that program.

Net premiums earned

Net premiums earned were $794.2 million for the year ended December 31, 2025, up 3.4% compared to $767.9 million in the prior year. The increase primarily stems from higher gross premiums earned coupled with lower ceded premiums as described above.

Net investment income, inclusive of net realized gains on debt securities and other investments

Net investment income, inclusive of net realized gains on debt securities and other investments was $39.9 million for the year ended December 31, 2025, up 11.0% compared to $35.9 million in the prior year. The increase is primarily due to a gain on a building sale during the third quarter as well as higher investment yields driven by higher cash and invested assets balances which are moving out on the yield curve, which was partly offset by lower yields on money market funds and our bank sweep accounts as a result of the current interest rate environment.

EXPENSE

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
OPERATING EXPENSES:
Losses and loss adjustment expenses	$313,246	$447,048	$(133,802)	(29.9%)
Policy acquisition costs	173,961	191,189	(17,228)	(9.0%)
General and administrative expenses	92,972	85,138	7,834	9.2%
Total operating expenses	$580,179	$723,375	$(143,196)	(19.8%)

Total operating expenses

Total operating expenses were $580.2 million, an improvement of 19.8% from $723.4 million in the prior year. As described below, the decrease in operating expenses was driven by a decrease in losses and loss adjustment expenses and policy acquisition costs offset by higher general and administrative expenses.

Losses and loss adjustment expenses (LAE)

Losses and LAE were $313.2 million for the year ended December 31, 2025, an improvement of 29.9% compared to $447.0 million in the prior year. The decrease primarily stems from lower catastrophe losses, lower attritional losses and favorable loss development, which was partly offset by slightly higher weather losses compared to the prior year. Net current accident year weather and wildfire losses were $77.5 million, up from $146.7 million in the prior year. Current year catastrophe losses were $33.2 million compared to catastrophe weather losses of $104.6 million in the prior year. Other weather losses were $44.3 million compared to $42.1 million in the prior year. Additionally, attritional losses were lower than the prior year. Net favorable prior year loss development was $13.5 million for the year 2025 compared to net unfavorable loss development of $25.4 million for the prior year. The 2024 net unfavorable loss development stemmed primarily from losses associated with Hurricane Irma, for which the losses were fully retained.

Policy acquisition costs

Policy acquisition costs were $174.0 million for the year ended December 31, 2025, an improvement of 9% compared to $191.2 million in the prior year. The decrease is primarily attributable to higher ceding commission earned on the net quota share reinsurance contract, the income of which offsets other policy acquisition costs. The increase in ceding commission income is due to changes in the program which incepted December 31, 2024 and included a higher ceded premium rate and more written premium applicable to the program, as well as a higher ceding commission rate driven by favorable loss experience during 2025 for that program.

General and administrative expenses

General and administrative expenses were $93.0 million for the year ended December 31, 2025, up 9.2% compared to $85.1 million in the prior year. The increase was driven largely by human capital costs and higher costs associated with the implementation of a new claims, billing and policy system, which were partly offset by higher ceding commission and certain lower costs associated with the non-recurrence of 2024 expenses. The policy, billing and claims system was placed in service on a pilot basis late in the third quarter of 2024. Certain costs associated with the system are currently being capitalized as development is still in progress and the previously capitalized costs are now being amortized, while other costs associated with the system are being expensed as incurred. The Company’s implementation of enhanced and updated claims, policy, and billing systems is expected to enhance customer service, and improve the timeliness and quality of data analytics used to drive underwriting income, as well as the ability to leverage current and developing technology.

INCOME

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, expect per share amounts)
Operating income	$267,151	$93,610	$173,541	185.4%
Interest expense, net	7,887	10,934	(3,047)	(27.9%)
Income before taxes	259,264	82,676	176,588	213.6%
Income tax expense	63,670	21,136	42,534	201.2%
Net income	$195,594	$61,539	$134,054	217.8%
Basic net income per share	$6.33	$2.01	$4.32	214.9%
Diluted net income per share	$6.32	$2.01	$4.31	214.4%

Net income

Net income for the year ended December 31, 2025 was $195.6 million or $6.32 per diluted share, an improvement of 217.8% from net income of $61.5 million or $2.01 per diluted share in the prior year. The increase was driven by higher net premiums earned, higher investment income, a significant decrease in losses and LAE, and lower operating expenses. The improvement in net income is also attributable to the positive result of rate actions, underwriting discipline, and exposure management undertaken during the last several years. These and other actions resulted in growth of 3.4% in net premiums earned and a 29.9% decrease in net losses and LAE, as described above. Policy acquisition costs decreased 9.0%, primarily related to an increase in ceding commission income on the net quota share reinsurance contracts. General and administrative costs increased 9.2% driven primarily by costs associated with software, including a new claims, billing and policy system as well as an increase in human capital costs as described above. As described below, a lower effective tax rate amplified the benefit of these items on an after tax basis.

Interest expense, net

Interest expense was $7.9 million for the year ended December 31, 2025, a reduction from the prior year amount of $10.9 million by 27.9%. The decrease was attributable to the impact from the reduction of debt obligations accompanied with a lower interest rate environment for our variable rate debt.

Income tax expense

The expense for income taxes was $63.7 million for the year ended December 31, 2025 compared to $21.1 million for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 24.6%, which is slightly lower than the statutory rate, compared to 25.6% in the prior year. The effective tax rate for 2025 was slightly lower than the statutory rate, driven primarily by higher pretax income which had a dilutive effect on permanent tax differences.

RATIOS

	Year Ended December 31,
	2025	2024
Ceded premium ratio	44.5%	45.4%

Net loss and LAE ratio	39.4%	58.2%
Net expense ratio	33.6%	36.0%
Net combined ratio	73.1%	94.2%

Net combined ratio

The net combined ratio was 73.1% for the year ended December 31, 2025, a 21.1 point improvement from 94.2% in the prior year. The improvement stems primarily from a significantly lower net loss and LAE ratio coupled with a lower net expense ratio, as described below.

Ceded premium ratio

The ceded premium ratio was 44.5% for the year ended December 31, 2025, a 0.9 point improvement from 45.4% to the prior year, reflecting the growth in gross premiums earned as well as lower reinsurance costs as described above.

Net loss and LAE ratio

The net loss and LAE ratio was 39.4% for the year ended December 31, 2025, an 18.8 point improvement from 58.2% in the prior year, primarily driven by the benefit of higher net premiums earned coupled with lower losses and LAE as described above.

Net expense ratio

The net expense ratio was 33.6% for the year ended December 31, 2025, a 2.4 point improvement from 36.0% in the prior year primarily driven by growth in net premiums earned coupled with lower policy acquisition costs which were partly offset by higher net general and administrative expenses as described above.

Financial Condition – December 31, 2025 compared to December 31, 2024

Cash and Cash Equivalents

At December 31, 2025, cash and cash equivalents increased by $106.6 million to $559.3 million from $452.7 million at December 31, 2024. The increase was primarily a result of net cash provided by operations, which was held in money market funds for liquidity.

Fixed Maturity Securities

At December 31, 2025, fixed income securities increased by $57.7 million to $713.2 million from $655.6 million at December 31, 2024. The increase primarily relates to purchases of fixed income securities to lock in interest rates.

Premiums Receivable, net

At December 31, 2025, premiums receivable, net decreased by $6.8 million to $95.3 million from $102.1 million at December 31, 2024. The decrease is primarily due to timing of issuance of policies as well as a smaller population of policyholders using pay plans for their premium payment. When premiums are paid upfront rather than using pay plans, the impact on premiums receivable is to decrease the balance.

Deferred Income Tax Asset, net

At December 31, 2025, the net deferred tax asset decreased by $8.0 million to $5.9 million from $13.9 million at December 31, 2024. The decrease is driven primarily by a reduction of net capitalized software costs as those costs were amortized during 2025. Additionally, the reduction in unrealized losses on investments contributed to a lower net deferred tax asset compared to the prior year.

Reinsurance Recoverable on Paid and Unpaid Claims

At December 31, 2025, reinsurance recoverable on paid and unpaid claims decreased by $421.6 million to $318.6 million from $740.2 million at December 31, 2024. The decrease is primarily due to reinsurance recoveries collected during 2025 for losses associated with Hurricanes Ian and Milton as well as a reduction in ultimate losses for certain catastrophic events which reduced reinsurance recoverable on unpaid claims as hurricane claims developed favorably during 2025.

Other Assets

At December 31, 2025, other assets increased by $22.2 million to $33.8 million from $11.6 million at December 31, 2024. A portion of the increase is driven by an $11.0 million loan to the buyer of a building sold during 2025 which was repaid in full to the Company in January 2026. Another portion of the increase is driven by an amount due from the Florida Department of Revenue associated with a premium tax credit provided by the Company to its policyholders, which was mandated by Florida law and will be credited against the Company's 2025 Florida premium tax on its return to be filed in March 2026.

Unpaid Losses and Loss Adjustment Expenses

At December 31, 2025, unpaid losses and loss adjustment expenses decreased by $463.2 million to $579.5 million from $1.0 billion at December 31, 2024. This balance represents unpaid loss and loss adjustment expenses gross of reinsurance. The decrease was primarily due to payment of claims for Hurricanes Milton and Ian during the year ended 2025, as well as a reduction in ultimate losses for certain catastrophic events as hurricane claims developed favorably during 2025.

Long-term debt, net

At December 31, 2025, long-term debt, net decreased by $37.9 million to $78.4 million from $116.3 million at December 31, 2024. The decrease is driven by a payoff of the FHLB loan coupled with a payoff of the mortgage on the building that was sold during 2025, as well as principal payments on the term loan.

Total Shareholders’ Equity

At December 31, 2025, total shareholders’ equity increased by $214.5 million to $505.3 million from $290.8 million at December 31, 2024. The increase is primarily due to net income of $195.6 million for the year ended December 31, 2025, coupled with a reduction in unrealized losses on our fixed income portfolio from $37.2 million at December 31, 2024 to $13.5 million at December 31, 2025 driven by lower interest rates during 2025, partly offset by the repurchase of stock during 2025.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, our cash and cash equivalents, our marketable securities balances and borrowings available under our credit facilities. As of December 31, 2025, we held $559.3 million in cash and cash equivalents and $715.6 million in investments, compared to $452.7 million in cash and $663.4 million in investments as of December 31, 2024. The increase in cash and cash equivalents was primarily driven by cash from operations including collection of premiums and reinsurance recoveries, funds used for payment of claims, as well as timing of reinsurance premium payments. The increase in investments was driven by re-investment of proceeds from investment maturities and short term funds.

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

Statement of Cash Flows

The net increases (decreases) in cash and cash equivalents are summarized in the following table:

	For the Year Ended December 31,
	2025	2024	2023	2025 vs 2024 Change	2024 vs 2023 Change
Net cash provided by (used in):	(in thousands)
Operating activities	$182,238	$87,095	$70,415	$95,143	$16,680
Investing activities	(32,673)	(91,599)	100,806	58,926	(192,405)
Financing activities	(40,629)	(5,190)	14,546	(35,439)	(19,736)
Net change in cash, cash equivalents, and restricted cash	$108,936	$(9,694)	$185,767	$118,630	$(195,461)

Operating Activities

Net cash provided by operating activities for the years ended December 31, 2025 and 2024 was $182.2 million and $87.1 million, respectively. The increase was primarily driven by cash from operations including timing of receipt of premiums and reinsurance recoveries, and timing of cash flows associated with claim and reinsurance payments.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 was $32.7 million compared to net cash used of $91.6 million in the prior year. The change in cash used in investing activities relates primarily to timing of investment maturities and use of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates, as well as proceeds from the sale of investment property, net of costs and commission expenses.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $40.6 million, as compared to cash used in financing activities of $5.2 million for the comparable period in 2024. The change in net cash from financing activities relates primarily to the repayments of the FHLB-ATL loan and the mortgage loan agreements for $19.2 million and $10.6 million during 2025, respectively, as well as stock repurchases. In comparison, we reported $5.5 million of proceeds in the first quarter of 2024 from a FHLB Des Moines loan.

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

The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of up to $200.0 million, consisting of (1) a five-year senior secured term loan facility in an aggregate principal amount of $75 million with a maturity of July 2030 (the “Term Loan Facility”), (2) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments with a maturity of July 2030 (the “Delayed Draw Term Loan Facility”) and (3) a senior secured revolving credit facility in an aggregate principal amount of $50 million with a maturity of July 2030 (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (the “Revolving Credit Facility” and together with the Term Loan Facility and the Delayed Draw Term Loan Facility, the “Credit Facilities”).

Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, with a scheduled maturity date of July 28, 2026, which was refinanced in full in connection with the Amended and Restated Credit Agreement. The principal amount of the Term Loan Facility under the Amended and Restated Credit Facility amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, payable quarterly, and increasing to approximately $1.4 million per quarter commencing with the quarter ending September 30, 2028, with the remaining balance payable at maturity in July 2030. As of December 31, 2025, there was $74.1 million in aggregate principal amount outstanding under the Term Loan Facility and as of December 31, 2024, there was $70.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which amount was repaid in connection with the Amended and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. On December 3, 2025, the Company secured letters of credit in aggregate of $32.0 million with a maturity date of March 31, 2026, with no draws as of December 31, 2025. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. At December 31, 2025, the Company had $32.0 million in outstanding letters of credit issued from the Revolving Credit Facility.

At our option, borrowings under the Credit Facilities, bear interest at rates equal to either (1) a rate determined by reference to SOFR, plus an applicable margin (described below) or (2) a base rate determined by reference to the highest of (a) the “prime rate” of Regions Bank, (b) the federal funds rate plus 0.50%, and (c) the adjusted term SOFR in effect on such day for an interest period of one month plus 1.00%, plus an applicable margin (described below).

The applicable margin for loans under the Credit Facilities, varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of December 31, 2025, the borrowings under the Term Loan Facility were accruing interest at a rate of 6.416% per annum, respectively.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio. As of December 31, 2025, the Company paid in commitment fees in aggregate of $109,688 as it relates to the unused portion of the Revolving Credit Facility.

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

The Amended and Restated Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Amended and Restated Credit Agreement requires the Company to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.00 to 1.00, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated tangible net worth for the Company and its subsidiaries, which is required to be not less than the sum of 75% of consolidated tangible net worth measured as of the fiscal quarter ended September 30, 2025 plus 25% of positive consolidated net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries or observe specified reinsurer concentration limits.

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

Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the ten consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the third business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events.

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

As of December 31, 2025 and December 31, 2024, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of December 31, 2025, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $570,000.

In December 2018, another subsidiary became a member of the Federal Home Loan Bank Des Moines ("FHLB-DM"). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of December 31, 2025, the fair value of the collateralized securities was $4.2 million and the equity investment in FHLB-DM common stock was $316,300.

Contractual Obligations and Commitments

The following table summarizes our material contractual obligations and commitments as of December 31, 2025:

Contractual Obligations and Commercial Commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 - Years
	(in thousands)
Term loans, notes and interest (1)	$74,063	$3,750	$8,425	61,888	$—
Convertible debt (1)	36,990	1,293	2,586	2,586	30,524
FHLB agreement (1)	6,221	236	472	5,512	—
Operating lease obligations	23,725	4,964	9,812	8,085	864
Total Contractual Obligations	$140,998	$10,243	$21,297	$78,071	$31,388

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

In accordance with the SEC's Financial Reporting Release No 48, we performed sensitivity analysis, also referenced as the hypothetical analysis (refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk) to determine the effects that market risk exposures could have on the Company's future portfolio's earnings, fair value or cash flow as of December 31, 2025. Market risk represents the risk of changes in the fair value of financial instrument and consists of several components, including liquidity, basis and price risks.

The sensitivity analysis performed as of December 31, 2025 presents hypothetical losses in cash flows, earnings and fair values of market sensitive instruments which were held by as of the year ended December 31, 2025 and are sensitive to changes in interest rates. This risk management discussion and the estimated amounts generated from the following sensitivity analysis represent forward-looking statements of market risk assuming certain adverse market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in the global financial markets. The analysis methods used by us to assess and mitigate risk should not be considered projections of future events of losses.

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

The Company’s invested assets at December 31, 2025 were $715.6 million, of which 99.67% was invested in fixed maturity and short-term investments, 0.15% in equity securities, and 0.18% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a thoughtful investment philosophy that focuses on appropriate risk-adjusted returns. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt and taxable U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

Effects of Inflation

General economic inflation has increased in recent years and may continue to remain at elevated levels for an extended period of time. The potential also exists, after a catastrophe loss or pandemic events like COVID-19, for the development of inflationary pressures in a local economy. This may have a material effect on the adequacy of our reserves for losses and loss adjustment expenses, especially in longer-tailed lines of business, and on the market value of our investment portfolio through rising interest rates. The anticipated effects of inflation are considered in our pricing models, reserving processes and exposure management, across all lines of business and types of loss including natural catastrophe events. The actual effects of inflation on our results cannot be accurately known until claims are ultimately settled and will vary by the specific type of inflation affecting our business.

The carrying value of the Company’s fixed maturity portfolio at December 31, 2025 was $712.2 million. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "A+" at December 31, 2025 and “A” at December 31, 2024. Below investment grade securities represented 0.01% of the total fixed maturity investment portfolio at both December 31, 2025 and 2024. The weighted average effective duration of fixed maturities and short-term securities was 3.17 (3.21 excluding short-term securities) at December 31, 2025 and 3.06 (3.07 excluding short-term securities) at December 31, 2024.

Critical Accounting Policies and Estimates

The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2025 and 2024 and results of operations for each of the years then ended. The preparation of financial statements in conformity with accounting principles of generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. While we base estimates on historical experience, current information and other factors deemed to be relevant, actual results could differ from those estimates.

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

Premiums receivable represents amounts due from our policyholders for billed premiums and related policy fees. Our billing system is established in a manner to ensure that policies are canceled if the unpaid premium exceeds the amount of premium earned. When we receive payments on amounts previously charged off, we credit bad debt expense in the period we receive the payment. Balances in premiums receivable and the associated allowance account are removed upon cancellation of the policy due to non-payment. For December 31, 2025 and 2024 we recorded bad debt expense of approximately $390,200 and $51,500 respectively.

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

Our external reserving actuaries evaluated the adequacy of our reserves as of December 31, 2025 and concluded that our reported loss reserves would meet the requirements of the insurance laws of the states in which our insurance subsidiaries are domiciled, be consistent with reserves computed in accordance with accepted loss reserving standards and principles, and make a reasonable provision for all unpaid loss and loss adjustment expense obligations under the terms of our contracts and agreements. In addition to $128.7 million of recorded case reserves, we recorded $450.8 million of IBNR reserves as of December 31, 2025 to achieve overall gross reserves of $579.5 million. At December 31, 2025, ceded IBNR and net IBNR were $203.1 million and $247.7 million, respectively.

The process of establishing our reserves is complex and inherently imprecise, as it involves using judgment that is affected by many variables. We believe a reasonably likely change in almost any of the factors we evaluate as part of our loss reserve analysis could have an impact on our reported results, financial position and liquidity.

The following table quantifies the pro forma impact of hypothetical changes in our net loss reserves on our net income, stockholders’ equity, and liquidity as of and for the year ended December 31, 2025 (in thousands):

	Actual	Low Estimate	% Change from Actual	High Estimate	% Change from Actual
Net Loss Reserves	$310,109	$220,586	28.9%	$333,059	(7.4)%

Impact on:
Net income	$195,594	$261,394	33.6%	$178,726	(8.6)%
Stockholders’ equity	$505,251	$571,051	13.0%	$488,383	(3.3)%
Cash, cash equivalents and investments(1)	$1,274,860	$1,340,660	5.2%	$1,257,992	(1.3)%

(1)
Estimated cash, cash equivalents and investments is intended to present a measure of future liquidity and consists of cash, cash equivalents, and investments, less the change in loss reserves, net of taxes.

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

Our accounting policy is to allocate ceding commission income between policy acquisition costs and general and administrative expenses for financial reporting purposes based upon the proportion these costs bear to production of new business. For the years ended December 31, 2025, 2024 and 2023, we earned ceding commission income of $72.9 million, $50.3 million and $64.8 million of which $54.8 million, $37.8 million and $48.7 million was allocable to policy acquisition costs.

Deferred taxes. At December 31, 2025, we assessed our deferred tax position and hold no valuation against our net deferred tax assets as there is sufficient evidence to support the recorded net deferred tax asset.

Provision for Premium Deficiency. At each reporting date, we determine whether we have a premium deficiency. A premium deficiency would result if the sum of our expected losses, deferred policy acquisition costs and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded our related unearned premiums plus investment income. Should we determine that a premium deficiency exists, we would write off the unrecoverable portion of deferred policy acquisition costs. No accruals for premium deficiency were considered necessary as of December 31, 2025 and 2024.

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

We estimate uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. We had no uncollectible amounts under our reinsurance program or bad debt expense related to reinsurance for the years ended December 31, 2025, 2024, and 2023.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment portfolios at December 31, 2025, include interest rate-sensitive securities, mainly fixed income securities. Our fixed income securities portfolio is comprised primarily of investment grade (investments receiving Standard & Poor's Global Ratings (“S&P”) or an equivalent rating of BBB- or above) corporate securities, U.S. government and agency securities, municipal obligations, and other asset-backed securities (“ABS”), and mortgage-backed securities (“MBS”). Our main objective is to maximize after-tax investment income and maintain sufficient liquidity to meet policyholder obligations while minimizing market risk, which is the potential economic loss from adverse fluctuations in the price of the securities that we hold for investment. We consider many factors when establishing our investment policy, including credit ratings, investment concentrations, regulatory requirements, anticipated fluctuation of interest rates, durations and market conditions in developing investment strategies. We classify our fixed-maturity securities as available-for-sale and report any unrealized gains or losses, net of deferred income taxes, as a component of other comprehensive income within our stockholders’ equity. As such, any material temporary changes in their fair value can adversely impact the carrying value of our stockholders’ equity. Unrealized gains and losses for any equity securities held are reported in our consolidated statement of operations as a component of net realized and unrealized gains and losses.

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

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.17 years at December 31, 2025 and 3.06 years at December 31, 2024. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of December 31, 2025, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was "A+", at fair value, at December 31, 2024 our average credit quality rating was an "A".

The following table illustrates the impact of hypothetical changes in interest rates to the fair value of our fixed-maturity securities at December 31, 2025 (in thousands, except percentages):

Hypothetical Change in Interest rates	Estimated Fair Value After Change	Change In Estimated Fair Value	Percentage Increase (Decrease) in Estimated Fair Value
300 basis point increase	$642,993	$(70,244)	(9.8)%
200 basis point increase	$666,935	$(46,302)	(6.5)%
100 basis point increase	$690,350	$(22,888)	(3.2)%
100 basis point decrease	$735,598	$22,360	3.1%
200 basis point decrease	$757,431	$44,193	6.2%
300 basis point decrease	$778,574	$65,337	9.2%

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

The following table presents the composition of our fixed-maturity portfolio by rating at December 31, 2025 (in thousands, except percentages):

Comparable Rating	Amortized Cost	% of Total Amortized Cost	Fair Value	% of Total Fair Value
AAA	$48,046	7%	$46,045	6%
AA+, AA, AA-	$424,739	58%	$413,421	58%
A+, A, A-	$147,994	20%	$147,640	21%
BBB+, BBB, BBB-, BB	$105,906	15%	$106,045	15%
Not rated	$89	0%	$88	0%
	$726,774	100%	$713,237	100%

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

Our equity investment portfolio at December 31, 2025 consisted of membership shares held of FHLB common stock which are carried at cost. The estimated fair value of the FHLB common stock was based on the amount we would receive if our memberships were canceled, as the membership cannot be sold.

The following table illustrates the composition of our equity portfolio at December 31, 2025 (in thousands):

		% of Total
	Estimated Fair Value	Estimated Fair value
Stocks by sector:
Financial	$—	0%
Energy	—	0%
Other	1,064	100%
Subtotal	$1,064	100%
Mutual Funds and ETF by type:
Equity	$—	0%
Subtotal	$—	0%
Total	$1,064	100%

Foreign Currency Exchange Risk

At December 31, 2025, we did not have any material exposure to foreign currency related risk.

Item 8. Financial Statements and Supplementary Data

HERITAGE INSURANCE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Heritage Insurance Holdings, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Heritage Insurance Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024; the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025; and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

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

Liability for Unpaid Losses and Loss Adjustment Expenses - Refer to Notes 1 and 13 to the Financial Statements

Critical Audit Matter Description

The Company’s estimated liability for unpaid losses and loss adjustment expense (LAE) totaled $579 million at December 31, 2025. The Company’s reserve for unpaid losses and LAE represents the estimated ultimate cost of settling all claims incurred related to insured events that have occurred as of the reporting date. The Company determines the reserve for unpaid losses and LAE on an individual-case basis for those claims reported as of December 31, 2025, with bulk reserves for additional development, if any, on the reported claims and an estimate for unpaid losses and LAE for all claims incurred related to insured events that have occurred as of December 31, 2025 but have not yet been reported by the policyholders to the Company (collectively referred to as incurred but not reported or IBNR). Management estimates IBNR reserves by projecting ultimate losses using industry-accepted actuarial methods. Management also engages independent actuarial firms to prepare an actuarial analysis of unpaid losses and LAE and provides statements of actuarial opinion on management’s estimate of unpaid losses and LAE.

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
•
With assistance from our engaged actuarial specialist, we reviewed the reasonableness of the methods and assumptions used by the Company’s engaged actuaries to evaluate their unpaid losses and LAE reserve estimate. We assessed the reasonableness of management’s selection of its estimate for unpaid losses and LAE, including the key factors considered by management in arriving at such estimates

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2018.

Chicago, Illinois

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2025	2024
ASSETS
Fixed maturities, available-for-sale, at fair value (amortized cost of $726,774 and $692,790)	$713,237	$655,555
Equity securities, at fair value, (cost $1,064 and $1,936)	1,064	1,936
Other investments, net	1,285	5,952
Total investments	715,586	663,443
Cash and cash equivalents	559,274	452,666
Restricted cash	13,307	10,979
Accrued investment income	6,556	5,592
Premiums receivable, net	95,331	102,134
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175 and $197	318,588	740,204
Prepaid reinsurance premiums	307,039	309,802
Deferred income tax asset, net	5,855	13,876
Deferred policy acquisition costs, net	64,544	63,204
Property and equipment, net	28,254	38,080
Right-of-use lease asset, finance	12,598	15,082
Right-of-use lease asset, operating	4,878	5,850
Intangibles, net	30,189	36,372
Other assets	33,823	11,640
Total Assets	$2,195,822	$2,468,924
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$579,477	$1,042,687
Unearned premiums	707,923	702,707
Reinsurance payable	232,801	227,060
Long-term debt, net	78,428	116,319
Advance premiums	19,164	15,186
Income taxes payable, net	4,282	846
Accrued compensation	8,844	8,926
Lease liability, finance	15,587	18,071
Lease liability, operating	5,800	6,945
Accounts payable and other liabilities	38,265	39,378
Total Liabilities	$1,690,571	$2,178,125
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,171,585 shares issued and 30,833,776 outstanding at December 31, 2025 and 42,838,713 shares issued and 30,607,039 outstanding at December 31, 2024	3	3
Additional paid-in capital	365,736	362,644
Accumulated other comprehensive income, net of taxes	(10,555)	(28,604)
Treasury stock, at cost, 12,337,809 and 12,231,674 shares December 31, 2025 and 2024, respectively	(133,183)	(130,900)
Retained earnings	283,250	87,656
Total Stockholders' Equity	505,251	290,799
Total Liabilities and Stockholders' Equity	$2,195,822	$2,468,924

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024	2023
REVENUES:
Gross premiums written	$1,436,346	$1,432,942	$1,343,101
Change in gross unearned premiums	(5,243)	(26,836)	(19,458)
Gross premiums earned	1,431,103	1,406,106	1,323,643
Ceded premiums earned	(636,946)	(638,246)	(626,458)
Net premiums earned	794,157	767,860	697,185
Net investment income	37,156	36,631	25,756
Net realized gains (losses) on debt securities and other investments	2,713	(705)	(972)
Other revenue	13,304	13,199	13,529
Total revenues	847,330	816,985	735,498
EXPENSES:
Losses and loss adjustment expenses	313,246	447,048	426,129
Policy acquisition costs, net of ceding commission income (1)	173,961	191,189	167,610
General and administrative expenses, net of ceding commission income (2)	92,972	85,138	77,777
Intangible asset impairment	—	—	767
Total expenses	580,179	723,375	672,283
Operating income	267,151	93,610	63,215
Interest expense, net	7,887	10,934	11,210
Income before income taxes	259,264	82,676	52,005
Income tax expense	63,670	21,136	6,698
Net income	$195,594	$61,539	$45,307
OTHER COMPREHENSIVE INCOME
Change in net unrealized gains on investments	23,588	8,771	23,388
Reclassification adjustment for net realized investment losses (gains)	107	(51)	636
Income tax expense related to items of other comprehensive income	(5,646)	(2,074)	(5,690)
Total comprehensive income	$213,643	$68,185	$63,641
Weighted average shares outstanding
Basic	30,890,609	30,595,348	26,193,065
Diluted	30,949,899	30,654,611	26,252,328
Earnings per share
Basic	$6.33	$2.01	$1.73
Diluted	$6.32	$2.01	$1.73

(1)
Policy acquisition costs includes $54.8 million, $37.8 million and $48.7 million of ceding commission income for the reporting years 2025, 2024 and 2023, respectively.

(2)
General and administration includes $18.1 million, $12.5 million and $16.1 million of ceding commission income for the reporting years 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)

	Common Shares	Common Shares Amount	Additional Paid-in- Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2022	25,539,433	$3	$334,711	$(19,190)	$(130,900)	$(53,585)	$131,039
Net unrealized change in investments, net of tax	—	—	—	—	—	18,335	18,335
Surrendered shares for tax withholding	(68,865)	—	(429)	—	—	—	(429)
Restricted stock vested	25,000	—	—	—	—	—	—
Issued restricted stock	1,286,855	—	—	—	—	—	—
Forfeiture on restricted stock	(483,454)	—	(1,750)	—	—	—	(1,750)
Stock-based compensation on restricted stock	—		3,112	—	—	—	3,112
Issuance of common stock through public and private offering, net	3,919,969	—	24,666	—	—	—	24,666
Net income	—	—	—	45,307	—	—	45,307
Balance at December 31, 2023	30,218,938	$3	$360,310	$26,117	$(130,900)	$(35,250)	$220,280
Net unrealized change in investments, net of tax	—	—	—	—	—	6,646	6,646
Surrendered shares for tax withholding	(77,159)	—	(971)	—	—	—	(971)
Issued restricted stock	465,260	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	3,254	—	—	—	3,254
Additional costs associated to public offering	—	—	(3)	—	—	—	(3)
Unallocated dividends on restricted stock forfeitures	—	—	54	—	—	—	54
Net income	—	—	—	61,539	—	—	61,539
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	18,049	18,049
Surrendered shares for tax withholding	(77,659)	—	(2,296)	—	—	—	(2,296)
Issued restricted stock	410,531	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	5,388	—	—	—	5,388
Stock buyback	(106,135)	—	—	—	(2,283)	—	(2,283)
Net income	—	—	—	195,594	—	—	195,594
Balance at December 31, 2025	30,833,776	$3	$365,736	$283,250	$(133,183)	$(10,555)	$505,251

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$195,594	$61,539	$45,307
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,388	3,254	1,362
Bond amortization and accretion	(779)	(2,644)	(3,488)
Amortization of original issuance discount on debt	363	857	469
Depreciation and amortization	12,699	9,551	8,689
Provision for credit losses	368	51	856
Net realized (gains) losses	(2,713)	705	937
Deferred income taxes	2,375	(4,839)	40
Goodwill or intangible asset impairment	—	—	767
Changes in operating assets and liabilities:
Accrued investment income	(964)	(1,524)	(251)
Premiums receivable, net	6,413	(12,695)	2,403
Prepaid reinsurance premiums	2,763	(15,580)	12,755
Reinsurance recoverable on paid and unpaid claims	421,638	(257,775)	322,630
Income taxes receivable	—	13,354	(1,236)
Deferred policy acquisition costs, net	(1,340)	6,053	(3,267)
Right-of-use asset, net	3,456	3,509	3,026
Other assets	(11,157)	1,034	(1,165)
Unpaid losses and loss adjustment expenses	(463,210)	196,732	(285,852)
Unearned premiums	5,216	26,786	19,280
Reinsurance payable	5,741	67,237	(39,980)
Income taxes payable	3,436	846	—
Debt issuance costs	(2,204)	—	—
Accrued interest	121	(179)	(410)
Advance premiums	3,978	(8,714)	(2,616)
Accrued compensation	(82)	(535)	2,867
Lease liability, net	(3,629)	(3,446)	(2,785)
Other liabilities	(1,233)	3,518	(9,923)
Net cash provided by operating activities	182,238	87,095	70,415
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	311,323	203,512	332,511
Fixed maturity securities purchases	(344,644)	(286,970)	(230,743)
Redemption of equity securities	893	—	—
Return on other investments	4,666	359	1,080
Other investment sales	—	—	8,000
Equity securities reinvestments of dividends	(21)	(270)	(152)
Proceeds from the sale of property	3,184	—	—
Cost of property and equipment acquired	(8,074)	(8,230)	(9,890)
Net cash (used in) provided by investing activities	(32,673)	(91,599)	100,806
FINANCING ACTIVITIES
Proceeds from loan agreement	—	5,500	—
Issuance of common stock, net of offering costs	—	(3)	24,666
Mortgage loan payments	(10,787)	(270)	(180)
Principal payments on term loan facility	(6,063)	(9,500)	(9,500)
Repayment of loan agreement	(19,200)	—	—
Tax withholding on share-based compensation awards	(2,296)	(971)	(429)
Purchase of treasury stock	(2,283)	—	—
Dividends forfeited (paid)	—	54	(11)
Net cash (used in) provided by financing activities	(40,629)	(5,190)	14,546
Increase (decrease) in cash, cash equivalents, and restricted cash	108,936	(9,694)	185,767
Cash, cash equivalents and restricted cash, beginning of period	463,645	473,339	287,572
Cash, cash equivalents and restricted cash, end of period	$572,581	$463,645	$473,339

	For the Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information:	(in thousands)
Non-cash promissory note received in connection with the sale of property	$11,000	$—	$—
Interest paid	$6,891	$9,466	$9,312

Cash paid for income taxes consisted of the following as of December 31:

	For the Year Ended December 31,
	2025	2024	2023
Income taxes paid, net of refunds	(in thousands)
Federal	$50,300	$8,500	$5,992
State	7,558	4,090	1,902
Total income taxes paid, net of refunds	$57,858	$12,590	$7,894

Income taxes paid, net of refunds exceeded 5% of total income taxes paid, net of refunds in the following state and local jurisdictions:

State	2025	2024	2023
Florida	$6,673	$3,800	$675
New York	*	*	$507

* Jurisdiction below the threshold for the period presented

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:

	December 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$559,274	$452,666
Restricted cash	13,307	10,979
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$572,581	$463,645

The accompanying notes are an integral part of these consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation, Nature of Business and Significant Accounting Policies and Practices

Business Description

Heritage Insurance Holdings, Inc. (the “Company”) is an insurance holding company. The Company’s insurance subsidiaries are Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”), and Narragansett Bay Insurance Company (“NBIC”). The Company’s other subsidiaries include: Heritage MGA, LLC (“MGA”), the managing general agent that manages substantially all aspects of Heritage P&C; Contractors’ Alliance Network, LLC, the Company’s vendor network manager; Osprey Re Ltd., the Company’s reinsurance subsidiary that may provide a portion of the reinsurance protection purchased by the Company’s insurance subsidiaries; Heritage Insurance Claims, LLC, an inactive subsidiary reserved for future development; Zephyr Acquisition Company (“ZAC”), a holding company; NBIC Holdings, Inc., and NBIC Service Company, which provides services to NBIC.

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

Reclassification

The Company did not have any reclassifications for the years ended December 31, 2025 and 2024.

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

Restricted Cash

Restricted cash related to individual state regulatory deposits of $13.3 million and $11.0 million as of December 31, 2025 and 2024, respectively. The Company earned interest income of $58,022 and $33,545 on its restricted cash deposits.

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

Allowance for Credit Losses (Available-for-Sale-Debt Securities)

The impairment model for available-for-sale (“AFS”) debt securities differs from the current expected credit loss (“CECL”) methodology applied for held to maturity debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Under the guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. As of December 31, 2025 and 2024, management evaluated and determined a credit allowance was not significant to the financial statements.

Other Investments

Non-Consolidating Variable Interest Entities (“VIEs”)

The Company holds certain passive investments as described in Note 2 "Investments" to these financial statements. The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which it has other variable interests is considered a variable interest entity ("VIE"). The Company consolidates VIEs when it is determined to be the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or entitled to benefits. If the Company is not the primary beneficiary in a VIE, it will account for the investment or other variable interests in a VIE in accordance with applicable GAAP. For the year ended December 31, 2025 and 2024, the Company was not the primary beneficiary to any of its other investments and therefore considered the other investments as non-consolidated VIEs.

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

Impairment of Other Investments

The Company maintains various interests in other investments without a readily determinable fair value that are evaluated for impairment at each reporting period. When such events or changes occur, the Company evaluates the estimated present value of future cash flows compared to its cost basis in the investment to evaluate whether there may be an impairment. The Company had no impairments for the year ended December 31, 2025. For the year ended December 31, 2024 and 2023, the Company recorded $0.8 million and $2.2 million , respectively, for impairment charges on its other investments.

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

The Company estimates the fair value of its investments using the closing prices on the last business day of the reporting period, obtained from active markets such as the NYSE and NASDAQ. For securities for which quoted prices in active markets are unavailable, the Company uses observable inputs such as quoted prices in inactive markets, quoted prices in active markets for similar instruments, benchmark interest rates, broker quotes and other relevant inputs. The Company does not have any investments in its portfolio which require the use of unobservable inputs. The Company’s estimate of fair value reflects the interest rate environment that existed as of the close of business on December 31, 2025. Changes in interest rates after December 31, 2025 may affect the fair value of the Company’s investments.

The Company’s non-financial assets, such as intangible assets, are carried at cost until there are indicators of impairment and are recorded at fair value only when an impairment charge is recognized. Refer to Note 3 “Intangible Assets, net” to these consolidated financial statements for further information on the Company's 2023 goodwill impairment charges. Long term debt is recorded at carrying value, Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

Premiums

The Company records direct and assumed premiums written as revenue, which are earned on a daily pro rata basis over the contract period of the related in force policies or reinsurance contract. For any portion of premiums not earned at the end of the reporting period, the Company records an unearned premium liability.

Premiums receivable represents amounts due from the Company's policyholders for billed premiums and related policy fees. The Company's current policy system cancels policies for non-payment in compliance with state insurance regulations, and thereby ensures that premium is not earned if the premium payment is not current. Balances in premiums receivable are removed upon cancellation of the policy due to non-payment. The Company's allowance for credit losses, which relates to premium balances from a previous billing system as well as uncollectible agent commission due back to the Company for cancelled policies, was $1.7 million and $1.4 million as of December 31, 2025 and 2024, respectively. Bad debt expense related to uncollectible agent commission due back to the Company for cancelled policies was $0.2 million, $0.1 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company earns ceding commission on its quota share reinsurance contracts. The Company's accounting policy is to allocate ceding commission between policy acquisition costs and general and administrative expenses for financial reporting purposes. Ceding commission is allocated between policy acquisition costs and general and administrative expenses based upon the proportion these costs bear to production of new business. Ceding commissions received on ceded reinsurance contracts are netted against acquisition costs and are recognized ratably over the life of the assumed underlying contract. For the years ended December 31, 2025, 2024, and 2023, the Company earned ceding commission income of $72.9 million, $50.3 million and $64.8 million of which $54.8 million, $37.8 million and $48.7 million was allocable to policy acquisition costs.

Ceding commission income is deferred and recognized over the quota share contract period. The amount and rate of ceding reinsurance commissions earned on the net quota share contract can slide within a prescribed minimum and maximum, depending on loss performance and how future losses develop.

Premium Deficiency Reserve

At each reporting date, the Company determines whether it has a premium deficiency. A premium deficiency would result if the sum of the Company’s expected losses, deferred policy acquisition costs, and policy maintenance costs (such as costs to store records and costs incurred to collect premiums and pay commissions) exceeded the Company’s related unearned premiums plus investment income. Should the Company determine that a premium deficiency exists, the Company would record a reserve for the unrecoverable portion of deferred policy acquisition cost. At December 31, 2025 and 2024, the Company has recorded no premium deficiency reserve.

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

The Company's provisional ceding commissions that it receives in connection with its reinsurance contracts are recorded as an offset to deferred acquisition costs.

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

The Company monitors the credit quality of its reinsurance recoverables through the use of A.M. Best’s Financial Strength rating ("FSR"), or in the absence of an FSR consideration of credit ratings issued by approved rating agencies such as S&P, Moody’s, or Fitch. At December 31, 2025, the determination of the allowance for credit losses on reinsurance recoverables included analysis of (i) reinsurance recoverable balances by reinsurer FSR, (ii) estimated payment patterns associated with the claims underlying the reinsurance balances and (iii) historical default rates by reinsurer FSR as published by A.M. Best. In addition to the quantitative analysis, qualitative factors considered include but are not limited to (i) global reinsurer capital level, (ii) reinsurance market trends, (iii) the interest rate environment and (iv) the stressed global economy. Reinsurance recoverables are reported on the consolidated balance sheets net of the CECL allowance, if any.

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

Acquired intangible assets are amortized over their useful lives on a straight-line basis over the period of expected benefit, generally up to 15 years. Intangible assets are assessed for impairment generally when events or circumstances indicate a potential impairment. If it is determined that the carrying amount of the asset is not recoverable, the asset is written down to fair value and an impairment loss is recognized. For the year ended December 31, 2025 and 2024, the Company did not identify any impairments. For the year ended December 31, 2023, the Company recorded an impairment of $767,000 associated with the Company construction affiliate resulting from changes to its operations.

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

Convertible Notes

In August 2017 and September 2017, the Company issued collectively $136.8 million of 5.875% Convertible Senior Notes (the “Convertible Notes”) due August 1, 2037. As of December 31, 2025 and 2023, the Company has approximately $885,000 of the Convertible Notes outstanding. This amount is net of $21.1 million of Convertible Notes reacquired and held by an insurance company subsidiary. Refer to Note 14 “Long-Term Debt” to these consolidated financial statements for further information.

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

Earnings Per Share

Basic net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted net earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the reported period. Common equivalent shares include incremental shares from diluted vested and unvested shares of restricted common stock and convertible notes outstanding during the period based on the "if converted" method under the guidance of ASU 2020-06.

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

Recently adopted accounting guidance

Accounting Standards Update No. ASU 2023-09. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”) Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update enhances income tax disclosures by requiring public entities to report income tax expense disaggregated by federal, state, and foreign taxes, with further detail on specific jurisdictions over a quantitative threshold. In addition, public entities must also separately disclose reconciling items equal to or greater than five percent of pretax income from operations by the applicable federal statutory rate. The Company has adopted this guidance on a prospective basis for the fiscal year beginning on January 1, 2025 and resulting in enhanced income tax disclosures beginning with the Company's consolidated financial statements for the year ending December 31, 2025.

Recent accounting guidance not adopted

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

Note 2. Investments

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows:

December 31, 2025	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	$89,380	$1,014	$210	$90,184
States, municipalities and political subdivisions	347,487	2,147	14,152	335,482
Corporate bonds	226,541	3,431	4,250	225,722
Mortgage-backed securities (1)	59,087	339	1,826	57,600
Asset-backed securities	1,199	—	30	1,169
Other	3,080	—	—	3,080
Total	$726,774	$6,931	$20,468	$713,237

(1)
Includes securities at December 31, 2025 with a carrying amount $3.8 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

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

(1)
Includes securities at December 31, 2024 with a carrying amount of $23.9 million and $6.7 million that were pledged as collateral for the advance agreement entered into with a financial institution in 2018 and 2024, respectively. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

The table below summarizes the Company’s fixed maturity securities at December 31, 2025 and 2024 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	December 31, 2025
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$100,223	14%	$99,407	14%
Due after one year through five years	401,766	55%	394,603	55%
Due after five years through ten years	151,491	21%	147,346	21%
Due after ten years	73,293	10%	71,881	10%
Total	$726,774	100%	$713,237	100%

	December 31, 2024
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Debt Securities Available-for-sale	(in thousands)		(in thousands)
Due in one year or less	$92,493	13%	$91,333	14%
Due after one year through five years	395,362	54%	379,218	58%
Due after five years through ten years	170,853	24%	154,387	24%
Due after ten years	34,082	5%	30,617	5%
Total	$692,790	95%	$655,555	100%

Net Realized Gains on Debt Securities and Other Investments

The proceeds from the sale of debt securities were $6.0 million, $6.5 million and $76.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table presents net realized gains (losses) on the Company’s debt securities available-for-sale for the years ended December 31, 2025, 2024 and 2023, respectively:

	For the Years ended December 31,
	2025		2024		2023
	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale	Realized Gains (Losses)	Fair Value at Sale
	(in thousands)
Debt Securities Available-for-sale
Realized gains	$3	$4,053	$52	$5,702	$2	$22,220
Realized losses	(110)	1,965	(5)	794	(638)	54,672
Net realized (losses) gains	$(107)	$6,018	$47	$6,496	$(636)	$76,892

The following table presents the reconciliation of net realized gains on debt securities and other investments on the Company’s investments reported for the years ended December 31, 2025, 2024 and 2023, respectively:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gross realized gains on sales of available-for-sale securities	$3	$52	$2
Gross realized losses on sales of available-for-sale securities	(110)	(5)	(638)
Gross realized gains on sales of other investments	2,820	—	1,900
Impairment recovery from other investments	—	4	—
Impairment charge in other investments	—	(757)	(2,236)
Net realized gains on debt securities and other investments	$2,713	$(705)	$(972)

Equity Investments

For the years ended December 31, 2025, 2024 and 2023, the Company had no net realized and unrealized gains or (losses) reported.

The following table presents the Company's equity investments as of December 31, 2025 and 2024, respectively.

For the Year Ended December 31,	2025	2024
Common stock	$—	$—
Membership Shares	1,064	1,936
Total equity investments	$1,064	$1,936

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the years ended December 31, 2025, 2024 and 2023, respectively:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Debt securities available-for-sale	$24,200	$18,151	$16,848
Equity securities	78	127	222
Cash and cash equivalents	13,594	20,881	8,398
Other investments	1,217	906	2,309
Net investment income	39,089	40,065	27,777
Investment expenses	1,933	3,434	2,021
Net investment income, less investment expenses	$37,156	$36,631	$25,756

Unrealized Losses on Debt Securities

The following tables present, for all debt securities available-for-sale in an unrealized loss position, for which no allowance for credit loss is established (including securities pledged), the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less Than Twelve Months			Twelve Months or More
December 31, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	—	$—	$—	12	$210	$11,164
States, municipalities and political subdivisions	7	55	10,937	302	14,097	232,460
Corporate bonds	9	11	11,734	115	4,239	77,501
Mortgage-backed securities	—	—	—	112	1,826	13,336
Asset-backed securities	—	—	—	20	30	1,170
Other	—	—	—	—	—	—
Total	16	$66	$22,672	561	$20,402	$335,631

	Less Than Twelve Months			Twelve Months or More
December 31, 2024	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
	(in thousands)
Debt Securities Available-for-sale
U.S. government and agency securities	18	$294	$29,710	19	$606	$18,541
States, municipalities and political subdivisions	26	803	29,440	342	25,078	249,317
Corporate bonds	44	496	33,391	170	8,513	114,361
Mortgage-backed securities	1	—	—	122	2,672	14,694
Asset-backed securities	—	—	—	31	88	2,501
Other	—	—	—	—	—	—
Total	89	$1,593	$92,541	684	$36,957	$399,415

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

The Company evaluated the available for sale investments that were in an unrealized loss position for the years ended December 31, 2025 and 2024 and determined that the decline in fair value was caused by rising interest rates, resulting in no credit loss allowance recorded as of December 31, 2025 or December 31, 2024.

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

The following table summarizes the Company’s non-consolidated VIEs by category at December 31, 2025 and 2024 (in thousands):

			Carrying Value
For the Year Ended December 31,	Balance Sheet	Method	2025	2024
Other Real Estate LLC(1)	Other Investments	Equity Method	$472	$549
Real Estate Corporation(2)	Other Investments	Measure Alternative	446	542
Preferred Membership/Interest (3)	Other Investments	Measure Alternative	—	4,490
Non-real estate related (4)	Other Investments	Equity Method	367	371
Total non-consolidated VIEs			$1,285	$5,952

(1)
For the year ended December 31, 2025 and 2024 the Company received principal pay downs in the amount of and $77,138 and $134,152 respectively.
(2)
For the year December 31, 2025, and 2024 the Company received return on capital distributions in the amounts of $96,000 and $216,000, respectively.
(3)
The preferred interest agreement dated June 2022 in aggregate of $8.5 million was subject to fixed principal and interest schedules with a maturity date of July 1, 2027. In December 31, 2023, the Company sold $4.0 million of its preferred interest to a nonaffiliated party. For the year December 31, 2025, the Company received $4.5 million as full principal payment.
(4)
The Company does not have the ability to redeem or withdraw from the funds, or to sell, assign, or transfer its investment, without the consent of the General Partner or Managers of each fund, but will receive distributions based on the liquidation of the underlying assets and interest processed from the underlying assets. Semi-annually, the Company reviews the investments for impairments based on activity and/or communications received from the General Partner.

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$839	$839	$920	$920
Investments in non-consolidated VIEs - Measurement alternative	$446	$446	$5,032	$5,032
Total non-consolidated VIEs	$1,285	$1,285	$5,952	$5,952

The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

Note 3. Intangible Assets, net

For the years ended December 31, 2025 and 2024, other intangible assets, net were $30.2 million and $36.4 million, respectively. These amounts include $1.3 million relating to insurance licenses classified as an indefinite lived intangible.

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

The tables below detail the finite-lived intangible assets, net as of December 31, 2025 and 2024, respectively (amounts in thousands):

	For the Year Ended December 31,
	2025	2024
Amortizing intangible assets	(in thousands)
Agent relationships	$15,500	$15,500
Renewal rights	57,200	57,200
Trade names	9,000	9,000
Non-compete	4,790	4,790
Total	86,490	86,490
Accumulated amortization	(57,616)	(51,433)
Total infinite-lived intangible assets, net	28,874	35,057
Indefinite-lived intangible assets:
License acquired	1,315	1,315
Total intangible assets, net	$30,189	$36,372

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2026	$6,033
2027	5,836
2028	3,913
2029	3,813
2030	3,813
Thereafter	5,464
$28,874

Amortization expense of intangible assets was $6.2 million, $6.2 million and $6.4 million for the years ending December 31, 2025, 2024 and 2023, respectively.

Note 4. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
Basic earnings per share:
Net income attributable to common stockholders (000's)	$195,594	$61,539	$45,307
Weighted average shares outstanding	30,890,609	30,595,348	26,193,065
Basic earnings per share:	$6.33	$2.01	$1.73

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$195,594	$61,539	$45,307
Weighted average shares outstanding	30,890,609	30,595,348	26,193,065
Add: Effect of dilutive securities
5.875% Convertible Notes	59,289	59,263	59,263
Diluted weighted average common shares outstanding	30,949,899	30,654,611	26,252,328
Diluted earnings per share:	$6.32	$2.01	$1.73

Basic earnings per share is computed by dividing net income by the weighted-average number of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common stock outstanding during the reporting period. The dilutive shares the Company considers in its diluted earnings per share calculation relate to its outstanding 5.875% Convertible Notes.

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

For the years ended December 31, 2025 and 2024, there were no transfers in or out of Level 1, 2, and 3.

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$559,274	$559,274	$—	$—
Restricted cash	$13,307	$13,307	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$90,184	$—	$90,184	$—
States, municipalities and political subdivisions	335,482	—	335,482	—
Corporate bonds	225,722	—	225,722	—
Mortgage-backed securities	57,600	—	57,600	—
Asset-backed securities	1,169	—	1,169	—
Other	3,080	—	3,080	—
Total debt securities	$713,237	$—	$713,237	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$714,301	$1,064	$713,237	$—

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$452,666	$452,666	$—	$—
Restricted cash	$10,979	$10,979	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$92,761	$—	$92,761	$—
States, municipalities and political subdivisions	300,901	—	300,901	—
Corporate bonds	238,689	—	238,689	—
Mortgage-backed securities	14,694	—	14,694	—
Asset-backed securities	2,500	—	2,500	—
Other	6,010	—	6,010	—
Total debt securities	$655,555	$—	$655,555	$—
Equity Securities
Common stock	1,936	1,936	—	—
Total debt securities and equity securities	$657,491	$1,936	$655,555	$—

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

Note 6. Other Comprehensive Income

The following table is a summary of other comprehensive income and discloses the tax impact of each component of other comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively:

	For the Year Ended December 31,
	2025			2024			2023
	Pre-tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre-tax	Tax	After- tax
	(in thousands)
Other comprehensive income
Change in unrealized gains on investments, net	$23,588	(5,620)	$17,968	$8,771	(2,086)	$6,685	$23,388	(5,539)	$17,850
Reclassification adjustment of realized losses (gains) included in net income	107	(26)	81	(51)	12	(39)	636	(151)	484
Effect on other comprehensive income	$23,695	$(5,646)	$18,049	$8,720	$(2,074)	$6,646	$24,024	$(5,690)	$18,335

Note 7. Other Assets

The following table summarizes the Company’s other assets as of December 31, 2025 and 2024:

Description	December 31, 2025	December 31, 2024
	(in thousands)
Other amounts receivable	$12,129	$2,542
State underwriting pooling & assoc.	2,111	2,156
Other prepaid expenses	5,821	4,277
Prepaid Premium taxes	12,909	—
Unallocated Remittances	853	2,665
Total other assets	$33,823	$11,640

Prepaid premium taxes relates to amounts associated under the Florida Department of Revenue premium tax credit program, which the Company provided to its policyholders as required by Florida law. Included in other amounts receivable is a promissory note issued in connection with the sale of the Company’s real estate to a non‑affiliated party in July 2025. The note bears interest at 7% per annum and requires monthly interest payments beginning August 1, 2025. As of December 31, 2025, the outstanding principal balance of the note was approximately $11.07 million. On January 23, 2026, the Company received full payment on the $11.0 million promissory note and the accrued but unpaid interest of $48,521.

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

The components of lease costs were as follows (in thousands) for the respective years:

	December 31, 2025	December 31, 2024
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,567	$1,614
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	2,484	2,522
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	690	793
Total finance lease cost	$3,174	$3,315
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$1,177	$1,475
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$124	$77

Right-of-use lease asset and lease liability was as follows (in thousands):

Operating Leases	December 31, 2025	December 31, 2024
Right of use assets	$4,878	$5,850
Lease liability	$5,800	$6,945
Finance Leases
Right of use assets	$12,598	$15,082
Lease liability	$15,587	$18,071

Supplemental cash flow information related to the Company's operating and financial leases as follows (in thousands):

Operating Leases	December 31, 2025	December 31, 2024
Lease liability payment	$(1,398)	$(1,131)
Finance Leases
Lease liability payment	$(2,231)	$(2,315)

Weighted-average remaining lease term and discount rate for the Company's operating and financing leases was as follows:

Weighted-average remaining lease term	December 31, 2025		December 31, 2024
Operating lease	2.10	yrs.	4.60	yrs.
Finance lease	5.22	yrs.	6.19	yrs.
Weighted-average discount rate
Operating lease	5.33%		5.36%
Finance lease	4.12%		4.14%

Maturities of lease liabilities for financing and operating leases were as follows as of December 31, 2025 (in thousands):

	Financing Lease	Operating Lease
2026	$3,216	1,748
2027	3,190	1,659
2028	3,270	1,693
2029	3,351	1,257
2030	3,436	41
2031and thereafter	864	—
Total lease payments	17,327	6,398
Less: imputed interest	1,740	598
Present value of lease liabilities	$15,587	$5,800

Note 9. Property and Equipment

Property and equipment, net consists of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Land	$—	$2,582
Building	—	9,599
Computer hardware and software	41,035	33,236
Office furniture and equipment	1,498	1,498
Tenant and leasehold improvements	5,462	11,023
Vehicle fleet	234	515
Total, at cost	48,229	58,453
Less: accumulated depreciation and amortization	(19,975)	(20,373)
Property and equipment, net	$28,254	$38,080

For the year ended December 31, 2025, the Company capitalized an additional $7.3 million of internal-use software development for the new policy, billing, and claims system. The Company is incurring additional costs as new capabilities and products are be added to the system, which will be capitalized as appropriate. During the second quarter of 2025, the Company began the development to incorporate the Company's commercial products into the system, and the Company estimates completion of the development and full integration by the end of 2026. Once placed in service, the Company will amortize the capitalized internally developed software costs over the estimated useful life of 7 years, on a straight-line basis.

Depreciation and amortization expense for property and equipment was approximately $6.5 million, $3.4 million and $2.4 million for the year ended December 31, 2025, 2024 and 2023, respectively. On July 23, 2025, the Company sold its real estate consisting of 13 acres of land, two buildings and a parking garage for $16.0 million less fees and commission of $674,640. The Company recognized a net gain of approximately $2.7 million from the sale and reported the transaction within the Company's Consolidated Statement of Operations in net realized gains on debt securities and other investments. As part of the sale consideration, the buyer issued a promissory note to the Company for $11.0 million with a maturity date on January 23, 2026, which accrues interest at a rate of 7% per annum and under which the buyer agreed to make regularly scheduled monthly payments of all accrued unpaid interest due as of each payment date, commencing on August 1, 2025. For the year ended December 31, 2025, the Company had recognized $343,863 as interest income from the promissory note. Also, as part of the building sale transaction the Company paid off the associated $10.8 million mortgage loan.

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

The deferred reinsurance ceding commission income is amortized over the effective period of the related insurance policies. For the year ended December 31, 2025, 2024 and 2023 the Company allocated ceding commission income of $54.8 million, $37.8 million and $48.7 million to policy acquisition costs and $18.1 million, $12.5 million and $16.1 million to general and administrative expense, respectively.

The table below depicts the activity with regard to deferred reinsurance ceding commission during the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning balance of deferred ceding commission income	$42,561	$33,627	$42,758
Ceding commission deferred	$72,603	59,205	55,639
Less: ceding commission earned	$(72,951)	(50,271)	(64,770)
Ending balance of deferred ceding commission income	$42,213	$42,561	$33,627

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

The Company anticipates that its DPAC, net will be fully recoverable in the near term. The table below depicts the activity with regard to DPAC, net for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Beginning Balance	$63,204	$69,256	$56,859
Policy acquisition costs deferred	$271,007	271,566	249,922
Amortization	$(227,454)	$(235,057)	$(203,898)
Unearned ceding commission	$(42,213)	(42,561)	(33,627)
Ending Balance	$64,544	$63,204	$69,256

Note 12. Reinsurance

Overview

Reinsurance

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2025 and 2024, the Company purchased catastrophe excess of loss reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida personal residential and commercial residential admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or were fully collateralized, (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”), and (iv) Citrus Re Ltd (“Citrus Re”) a special purpose vehicle through which the Company sponsors catastrophe bonds. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance from reinsurers who are either rated “A-” or higher by A.M. Best or were fully collateralized. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-catastrophe loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company’s capacity needs dictate.

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

The Company’s state insurance regulators require the Company, like all insurance companies, to have a certain amount of capital and reinsurance coverage in order to cover losses and loss adjustment expenses upon the occurrence of a catastrophic event. The Company’s reinsurance program provides reinsurance which complies with state regulator requirements, which are generally based on the probable maximum loss that it would incur from an individual catastrophic event estimated to occur once in every 100 years based on its portfolio of insured risks. The nature, severity and location of the event giving rise to such a probable maximum loss differs for each insurer depending on the insurer’s portfolio of insured risks, including, among other things, the geographic concentration of insured value within such portfolio. As a result, a particular catastrophic event could be a one-in-100-year loss event for one insurance company while having a greater or lesser probability of occurrence for another insurance company. The Company also purchases reinsurance coverage to protect against the potential for multiple catastrophic events occurring in the same year. The Company shares portions of its reinsurance program coverage among its insurance company affiliates.

2025-2026 Reinsurance Towers by Region

The following graphics depict the Company's reinsurance program structure for the 2025-2026 hurricane season for a first event by region. Reinsurance coverage provided by Osprey to the Company's insurance company affiliates is not included below as these reinsurance towers only reflect third party reinsurance coverage.

Millions
$1,625.82M	Layer 6 FL/SE 100% of $145M xs $765M 1@100%

$1,480.82M
$1,415.82M	Layer 5 FL/SE 100% of $155M xs $610M 1@100%

$1,412.03M
Citrus Re 2025 FL/SE Bond 50% of $200M xs $700M
$1,315.82M $1,215.82M	Citrus Re 2024 FL/SE Bond 50% of $100M xs $700M
$1,175.82M	Citrus Re 2024 FL/SE Bond 35.71% of $140M xs $560M ($50M)

$1,075.82M
Layer 4 FL/SE 100% of $170M xs $440M 1@100%
$955.82M	Layer 3 Ex- HI 100% of $150M xs $290M 1@100% w/ RPP

FHCF Layer 90% of $573.14M xs $321.97M ($515.82M)

$321.97M

$290.00M	Layer 2 100% of $140M xs $150M 1@100% w/ RPP
$150.00M	Layer 1 100% of $100M xs $50M 1@100% w/ RPP
$50.0M	Retention

FL 1st Event

Millions
$1,060.00M	Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $945M

$945.00M	Northeast Only 52% of $250M xs $695M ($130M) 1@100%	Citrus Re 2023-1 Northeast Only Bond 48% of $250M xs $695M ($120M)

$695.00M	NE/HI 100% of $255M xs $440M 1@100%

$440.00M	Layer 3 Ex- HI 100% of $150M xs $290M 1@100% w/ RPP
$290.00M	Layer 2 100% of $140M xs $150M 1@100% w/ RPP
$150.00M
Layer 1 100% of $100M xs $50M 1@100% w/ RPP
$50.00M	Retention
Net Quota Share

NE 1st Event

Millions

$865.00M		Citrus Re 2023-1 Northeast/ Hawaii Only Bond 100% of $115M xs $750M

$750.00M	HI Only 51.2% of $205M xs $545M 1@100% ($105M)	Citrus Re 2025 Hawaii Only Bond 48.8% of $205M xs $545M ($100M)

$545.00M		NE/HI 100% of $255M xs $290M 1@100%
$290.00M		Layer 2 100% of $140M xs $150M 1@100% w/ RPP
$150.00M
Layer 1 100% of $100M xs $50M 1@100% w/ RPP

$50.00M		Retention

HI 1st Event

* xs = in excess

2025 - 2026 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2025, the Company entered into catastrophe excess of loss reinsurance agreements for 2025-2026 covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). As described above, the catastrophe reinsurance programs are allocated among traditional reinsurers, Citrus Re and Osprey Re. The FHCF covers Florida admitted market risks only and the Company elected to participate at 90.0% for the 2025 hurricane season. The Company's affiliate, Osprey Re, provides reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-” or higher by A.M. Best or S&P or are fully collateralized, to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2025-2026 reinsurance program provides first event coverage up to $1.6 billion for Heritage P&C, first event coverage up to $1.1 billion for NBIC, and first event coverage up to $865.0 million for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $50.0 million, of which $50.0 million would be ceded to Osprey in a shared contract with NBIC and Zephyr; NBIC – $38.0 million of which the entire amount would be ceded to Osprey in a shared contract with Heritage P&C and Zephyr; and Zephyr — $50.0 million, of which $50 million would be ceded to Osprey in a shared contract with Heritage P&C and NBIC.

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

The Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms which contracts expire December 31, 2026. One contract which is 70% placed has a $30.0 million limit in excess of a retention of $20.0 million while another contract provides the remaining 30% with a $25.0 million limit in excess of a retention of $25.0 million. Each contract has one reinstatement available. The Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms which contracts expire December 31, 2025. One contract which is 55% placed has a $15.0 million limit in excess of a retention of $25.0 million while another contract provides the remaining 45% with a $20.0 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to most business underwritten by NBIC, for which certain of the Company’s other reinsurance programs (property catastrophe excess of loss and general excess of loss) inures to the quota share program. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota program has a term of one year. The Net Quota Share program which renewed on December 31, 2025 ceded 40.0% of the net premiums, with an occurrence limit of $30.0 million for catastrophe losses is in effect on the current year quota share program, subject to certain aggregate loss limits that vary by reinsurer. The Net Quota Share program which renewed on December 31, 2024 ceded 46.0% of the net premiums, with an occurrence limit of $20.0-$25.0 million for catastrophe losses is in effect on the current year quota share program, subject to certain aggregate loss limits that vary by reinsurer.

Per Risk Coverage

For losses arising from business underwritten by Heritage P&C, losses arising from commercial residential business underwritten by NBIC and Zephyr, and southeastern U.S. surplus lines business underwritten by NBIC, excluding losses from named storms, the Company purchased property per risk coverage. The contracts period for this program is one year. For the contract period of July 1, 2025 through June 30, 2026, the program was 100% placed. Under this program, the limit recoverable for an individual loss in excess of $2.0 million per claim is $8.0 million and total limit for all losses is $24.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For the contract period from June 15, 2024 through June 30, 2025, which was 100% placed, the limit recoverable for an individual loss in excess of $1.5 million per claim was $8.5 million and total limit for all losses was $25.5 million. There were two reinstatements available with additional premium due based on the amount of the layer exhausted.

For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1.0 million per claim. The limit recovered for an individual loss is $1.0 million and total limit for all losses is $3.0 million.

In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. The maximum limit for this coverage is $80.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by Narragansett and Zephyr, excluding losses from named storms. The Company also purchased facultative reinsurance for losses underwritten by NBIC in excess of $3.5 million.

General Excess of Loss

The Company’s general excess of loss reinsurance protects personal residential multi-peril business underwritten by Narragansett and Zephyr from single risk losses. For the contract period of July 1, 2025 through June 30, 2026, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 47.5% placed. For the contract period of July 1, 2024 through June 30, 2025, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed.

For a detailed discussion of the Company’s 2024-2025 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2024 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the Consolidated Statement of Income for the year ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,436,346	$1,431,103	$266,953
Ceded	(634,182)	(636,946)	46,293
Net	$802,164	$794,157	$313,246

	For the Year Ended December 31, 2024
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,432,942	$1,406,106	$1,162,476
Ceded	(653,827)	(638,246)	(715,428)
Net	$779,115	$767,860	$447,048

	For the Year Ended December 31, 2023
	Premiums Written	Premiums Earned	Losses and Loss Adjustment Expenses
	(in thousands)
Direct	$1,343,101	$1,323,643	$875,475
Ceded	(613,739)	(626,458)	(449,346)
Net	$729,362	$697,185	$426,129

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of period	$1,042,687	$845,955	$1,131,807
Less: reinsurance recoverable on unpaid losses	675,652	421,797	759,681
Net balance, beginning of period	367,035	424,158	372,126
Incurred related to:
Current year	326,700	421,633	427,702
Prior years	(13,454)	25,415	(1,573)
Total incurred	313,246	447,048	426,129
Paid related to:
Current year	210,804	233,248	232,827
Prior years	159,367	270,923	141,270
Total paid	370,171	504,171	374,097
Net balance, end of period	310,110	367,035	424,158
Plus: reinsurance recoverable on unpaid losses	269,367	675,652	421,797
Balance, end of period	$579,477	$1,042,687	$845,955

The Company believes that the reserve for unpaid losses reasonably estimates the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of December 31, 2025, the Company reported $310.1 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $247.7 million attributable to IBNR net of reinsurance recoverable, or 79.9% of net reserves for unpaid losses and loss adjustment expenses. Total incurred losses reflect favorable development of $13.5 million in 2025, $25.4 million of adverse development in 2024 and $1.6 million of favorable development in 2023, all associated with management’s best estimate of actuarial loss and LAE reserves with consideration given to Company specific historical loss experience.

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

The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as cumulative claim payments and the total of incurred-but-not-reported liabilities plus expected development on reported claims included within the net incurred claims amounts.

The information by accident year for years prior to 2025 is presented as required supplementary information and is unaudited.

Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance

(in thousands, except number of claims)

Unaudited
Accident year	2016 & prior	2017	2018	2019	2020	2021	2022	2023	2024	2025	Net IBNR Reserves	Reported Claims
2016 & prior	237,207	242,611	250,990	250,235	250,067	250,482	249,315	250,707	252,749	252,557	25	138,756
2017		189,163	195,240	192,749	194,618	195,602	211,386	220,944	272,157	287,610	19,077	73,366
2018			278,047	272,154	270,956	276,546	286,051	288,792	291,988	292,789	1,763	34,504
2019				198,568	171,237	170,383	176,942	179,628	182,203	183,701	1,875	26,386
2021					358,344	350,394	360,498	362,892	366,731	367,948	5,884	39,871
2022						390,597	359,325	357,370	363,572	364,146	8,243	33,182
2022							452,397	433,895	420,633	417,428	16,998	42,320
2023								382,449	354,146	352,494	30,238	20,772
2024									408,422	379,747	67,101	22,993
2025										282,119	80,751
									Total	$3,180,539	$231,955

Cumulative Paid Losses and Allocated Loss Adjustment Expenses, Net of Reinsurance

Unaudited
Accident year	2016 & prior	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016 & prior	132,679	211,512	233,540	238,868	241,875	244,820	246,826	249,901	252,212	254,032
2017		101,541	168,606	178,622	184,313	188,928	194,079	163,068	244,841	264,544
2018			164,641	232,211	248,783	265,868	277,489	285,447	288,794	290,230
2019				64,356	125,359	147,406	161,938	172,497	177,816	180,718
2021					198,834	299,825	324,860	334,937	351,397	360,416
2022						215,478	302,379	329,367	345,419	352,707
2022							224,721	339,825	380,005	394,456
2023								191,596	291,089	313,696
2024									228,670	305,670
2025										168,716
									Total	$2,885,186

Reconciliation of Reserve Balances to Liability for Unpaid Loss and Loss Adjustment Expenses

Unpaid Loss and Allocated Loss Adjustment Expense, Net of Reinsurance	$294,367
Reinsurance recoverable on unpaid losses	269,367
Unpaid Unallocated Loss Adjustment Expense	15,743
Unpaid losses and loss adjustment expenses	$579,477

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance as of December 31, 2025 (Unaudited)

	Year - 1	Year - 2	Year - 3	Year - 4	Year - 5	Thereafter
Percentage	53.0%	29.5%	8.3%	3.5%	2.2%	3.5%

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

As of December 31, 2025 and 2024, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For the years ended December 31, 2025 and 2024, the Company made interest payments, net of affiliated Convertible Notes, of approximately $50,230, on the outstanding Convertible Notes.

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

As of December 31, 2025, the Amended and Restated Credit Agreement provided senior secured credit facilities in the aggregate principal amount of up to $200.0 million, consisting of (1) the Term Loan Facility in an aggregate principal amount of $75.0 million , (2) the Delayed Draw Term Loan Facility in an aggregate principal amount of $75.0 million and (3) the Revolving Credit Facility in an aggregate principal amount of $50 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility) (collectively, the “Credit Facilities”).

Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, beginning with the close of the fiscal quarter ending March 31, 2019 and was amortizing in an amount equal to $2.4 million per quarter until its scheduled maturity date of July 28, 2026. The term loan facility under the Prior Credit Agreement was to mature on July 28, 2026 but was refinanced in full in connection with the Amended and Restated Credit Agreement. As of December 31, 2024, there was $70.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement and as of December 31, 2025, there was $74.0 million in aggregate principal amount under the Term Loan Facility under the Amended and Restated Credit Agreement. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, increasing to approximately $1.4 million commencing with the quarter ending September 30, 2028 with the remaining balance payable at maturity in July 2030.

For the years ended December 31, 2025 and 2024, the Company made principal payments of approximately $4.8 million and $6.1 million, respectively, and interest payments of $2.5 million and $3.9 million, respectively, on the term loan facility under the Prior Credit Agreement. Under the Amended and Restated Credit Agreement the Company made principal and interest payments of $3.9 million as of December 31, 2025.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. Immediately prior to entering into the Amended and Restated Credit Agreement the Company had $10.0 million in borrowings under the revolving credit facility under the Prior Credit Agreement. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. The letters of credit were not drawn upon during the first quarter of 2025 and were cancelled on their maturity date of March 16, 2025. At December 31, 2025, there were $32.0 million outstanding letters of credit issued under the Revolving Credit Facility. For year ended December 31, 2025, the Company made interest payments in aggregate of approximately $362,784 on the revolving credit facility under the Prior Credit Agreement and $143,263 relating to letters of credit and unused availability commitment fees. For the year ended December 31, 2025, the Company made interest payments in aggregate of approximately $43,858 on the Revolving Credit Facility amended and $240,059 relating to letters of credit and unused availability commitment fees.

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

At December 31,2025, the effective interest rate for the Term Loan Facility was 6.816%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the years ended December 31, 2025 and 2024, the Company made principal and interest payments of $564,042 and $1.1 million on the mortgage loan, respectively. On July 23, 2025, the Company paid the mortgage loan principal and accrued interest balance in full in the amount of $10.7 million as part of the sale of the Company's commercial real estate.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of December 31, 2025, the Company's membership in FHLB-ATL was reduced to $570,000. For the years ended December 31, 2025, and 2024, the Company made quarterly interest payments under the terms of the loan agreement in aggregate amounts of approximately $239,780 and $994,742, respectively.

As of December 31, 2025 and at December 31, 2024, the Company also held other common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of December 31, 2025, the fair value of the collateralized securities and term certificate deposits was $6.0 million and the equity investment in FHLB common stock was $316,300.

For the years ended December 31, 2025 and 2024, the Company made monthly interest payments as per the terms of the loan agreement in aggregate of $235,881, and $224,895, respectively.

The following table summarizes the Company’s long-term debt:

	December 31, 2025	December 31, 2024
	(in thousands)
Convertible debt	$885	$885
Mortgage loan	—	10,749
Credit loan facility	74,063	70,125
Revolving credit facility	—	10,000
FHLB loan agreement	5,500	24,700
Total principal amount	$80,448	$116,459
Deferred finance costs	$2,020	$140
Total long-term debt	$78,428	$116,319

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

The schedule of principal payments on long-term debt is as follows:

December 31,	Amount
2026	$3,750
2027	3,750
2028	4,675
2029	11,100
2030	56,288
Thereafter	885
Total principal payments	$80,448

Note 15. Income Taxes

The following table summarizes the provision for income taxes:

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Federal:
Current	$50,400	$21,710	$5,572
Deferred	3,074	(4,530)	70
Provision for Federal income tax	53,475	17,180	5,642
State:
Current	10,894	4,264	1,086
Deferred	(699)	(308)	(30)
Provision for State income tax expense	10,196	3,956	1,056
Provision for income taxes	$63,670	$21,136	$6,698

The income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of as indicated below to pretax income as a result of the following (in thousands):

	For the Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
United States	$221,348		$94,899		$(10,555)
Foreign	37,916		(12,223)		62,560
Income from continuing operations before tax	259,264		82,676		52,005
U.S. federal statutory tax rate	54,445	21.0%	17,362	21.0%	10,921	21.0%
State and local income taxes, net of federal income tax effect	7,908	3.1%	3,061	3.7%	828	1.6%
Foreign tax effects
Bermuda
Foreign Tax Statutory Exemption	(7,962)	-3.1%	2,567	3.1%	(13,138)	25.3%
Effect of cross-border tax laws
US tax on foreign insurance income	7,962	3.1%	(2,567)	-3.1%	13,138	-25.3%
Changes in valuation allowances	—	—	—	—	(5,671)	10.9%
Nontaxable or nondeductible items
Executive Compensation 162(m)	1,568	0.6%	925	1.1%	308	0.6%
Others	(193)	-0.1%	(214)	-0.3%	326	0.6%
Other Adjustments	(58)	—	2	—	(13)	—
Total tax expense	$63,670	24.6%	$21,136	25.6%	$6,698	12.9%

The provision for income taxes was $63.7 million for the year ended December 31, 2025 compared to $21.1 million for the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2025 was 24.6% compared to 25.6% in the prior year. The effective tax rate for 2025 was slightly below than the statutory rate, driven by higher pre-tax income compared to the prior year which had a dilutive effect on permanent tax differences, whereas the effective tax rate for 2024 was slightly higher than the statutory rate.

The significant components of deferred tax assets and liabilities included in the consolidated balance sheets as of December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,
	2025	2024
Deferred tax assets:	(in thousands)
Unearned premiums	$19,342	$18,617
Net operating loss	—	1
Tax-related discount on loss reserve	4,399	5,079
Stock-based compensation	1,323	669
Property and equipment	—	1,366
Accrued expenses	1,533	1,536
Note discount	—	6
Leases	924	959
Unrealized losses	4,185	9,813
Other	488	459
Total deferred tax asset	32,194	38,506
Valuation allowance	—	—
Adjusted deferred tax asset	32,194	38,506
Deferred tax liabilities:
Deferred acquisition costs	$15,379	$15,028
Prepaid expenses	152	191
Property and equipment	2,738	—
Note discount	37	—
Basis in purchased investments	2	6
Basis in purchased intangibles	6,652	8,027
Other	1,379	1,378
Total deferred tax liabilities	26,339	24,630
Net deferred tax assets	$5,855	$13,876

The Company had no capital loss carryforward as of December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, the Company has a gross operating loss carryforward for state income tax purposes (FL State only) of $0 and 10.0 million, respectively. The statute of limitations related to the Company's federal and state income tax returns generally remains open from the Company's filings for 2022 through 2024. Additionally, federal tax return filings for 2019 and 2021 remain to the extent of carryback refunds of 2022 capital and net operating losses. There are currently no tax years under examination.

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

On December 31, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023 (Bermuda CIT), which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The Company currently meets an exception which would delay Bermuda taxation until 2030. Prior to December 31, 2023, the Company had an undertaking from Bermuda that exempted it from any local profits, income or capital gains taxes until the year 2035.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15%, which was effective on January 1, 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two rules, various other governments around the world have enacted legislation. As currently designed, Pillar Two will ultimately apply to the Company’s worldwide operations. Considering the Company does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules have not materially impacted the Company’s global tax costs in 2024 or 2025 and the impact is not expected to be material in future periods. Management will continue to monitor both United States and global legislative action related to Pillar Two for potential impacts.

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law in the United States. The Act makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. Certain changes include the immediate expensing of acquired business assets and a temporary suspension of the requirement to capitalize and amortize U.S. R&D expenditures. The tax effects of the enacted legislation are reflected in the 2025 financials and there was no material impact to the effective tax rate. The Company will continue to monitor the impact of the OBBBA on future financial statements.

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

The Company’s insurance subsidiaries are required to file with state insurance regulatory authorities an “Annual Statement” which report under the statutory-basis of accounting which differs from GAAP, among other items, net income and surplus as regards policyholders, which is called stockholder’s equity under GAAP. The combined results of the Company’s insurance subsidiaries' reported statutory-basis results included net income of $108.3 million and $21.4 million for the years ended December 31, 2025 and 2024, respectively. The Company’s insurance subsidiaries must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain statutory-basis capital and surplus equal to the greater of $15 million or 10% of their respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain statutory-basis capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, NBIC, and Zephyr was $392.5 million at December 31, 2025. The combined statutory-basis surplus for Heritage P&C, NBIC, and Zephyr was $285.5 million at December 31, 2024. State laws also require the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, with which the Company’s insurance affiliates are complying. At December 31, 2025, the Company's insurance subsidiaries met the financial and regulatory requirements of the states in which they do business.

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

State laws for Florida, Hawaii, and Rhode Island permit an insurer to pay dividends or make distributions out of that part of statutory surplus derived from net operating profit and net realized capital gains. The applicable laws pertain to the state of domicile of each insurance company affiliate and provide calculations to determine the amount of dividends or distributions that can be made without the prior approval of the insurance regulatory authority and the amount of dividends or distributions that would require prior approval of the insurance regulatory authority. In the state of Florida, a dividend may be taken without regulatory approval if the dividend is equal to or less than the greater of 10% of the insurer’s surplus or the insurer’s net income. In the state of Rhode Island, a dividend may be taken without regulatory approval if the dividend is equal to or less than the lesser of 10% of the insurer’s surplus or the insurer’s net income excluding realized capital gains. The state of Hawaii restricts dividends without regulatory approval to the smaller of prior years’ net income or 10% of prior year’s surplus. Heritage P&C and NBIC have not paid dividends in any of the last three years. Zephyr paid no dividends for the years ended December 31, 2025 and 2024 and paid dividends of $3.9 million for the year ended December 31, 2023.

Statutory risk-based capital requirements may further restrict the Company's insurance subsidiaries ability to pay dividends or make distributions if the amount of the intended dividend or distribution would cause statutory-basis surplus to fall below minimum risk-based capital requirements.

State insurance laws limits an insurer’s investment in equity instruments and also restricts investments in medium to low quality debt instruments. The Company’s insurance affiliates were in compliance with all investment restrictions at December 31, 2025 and 2024.

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

The Company’s reinsurance subsidiary, Osprey, which was incorporated on April 23, 2013, is licensed as a Class 3A Insurer under The Bermuda Insurance Act 1978 and related regulations. Osprey is required to meet and maintain certain minimum levels of solvency and liquidity. Each year Osprey is required to file with the Bermuda Monetary Authority (the “Authority”) a Capital and Solvency Return, Statutory Financial Return and Audited Financial Statements within four months of its relevant financial year end. Osprey maintains sufficient collateral to comply with regulatory requirements as of December 31, 2025. Bermuda’s standard for financial statement reporting is U.S. GAAP.

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

The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, certain catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from Hurricane

Irma, which struck in 2017, Hurricane Ian, which struck in 2023, and Hurricane Milton, which struck in 2024, have triggered the Company’s FHCF coverage.

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

Note 18. Accounts Payable and Other Liabilities

Other liabilities consist of the following as of December 31, 2025 and 2024:

Description	December 31, 2025	December 31, 2024
	(in thousands)
Accounts payable and other payables	18,845	21,154
Accrued interest	26	146
Other liabilities	36	213
Premium tax	—	438
Commission payables	19,358	17,427
Total other liabilities	$38,265	$39,378

Note 19. Accrued Bonus Compensation

For the year ended December 31, 2025, the Company recognized employee bonus compensation expense of $6.8 million. At December 31, 2025, the Company has accrued bonus of $6.6 million, which is expected to be paid in the first quarter of 2026. For the year ended December 31, 2024, the Company recognized employee bonus compensation expense in aggregate of $5.3 million, of which $5.7 million was unpaid until 2025.

Note 20. Related Party Transactions

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There have been no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. Effective September 23, 2025, Mr. Berset retired from the Board of Directors of the Company to pursue other opportunities. For the years ended December 31, 2025, 2024 and 2023, the Company paid agency commission to Comegys of approximately $139,839, $139,762 and $132,505, respectively.

On September 2, 2025, the Audit Committee of the Board of Directors of the Company approved the repurchase of 21,000 shares of the Company's common stock held by one of its executive officers in lieu of the officer selling the shares on the open market. The shares of common stock were repurchased on September 5, 2025 under the Company's 2025 Share Repurchase Plan at the market price of $24.47 per share.

Note 21. Employee Benefit Plan.

The Company provides a 401(k) plan for substantially all employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the years ended December 31, 2025, 2024 and 2023, the contributions made to the plan on behalf of the participating employees were approximately $1.7 million, $1.6 million and $1.3 million, respectively.

Since September 1, 2021, the Company has been enrolled in a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the years ended December 31, 2025, 2024 and 2023, the Company's medical costs were $6.6 million, $5.6 million and $5.0 million, respectively. The current healthcare plan is fully insured.

Note 22. Equity

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2025, the Company had 30,833,776 shares of common stock outstanding, 12,337,809 treasury shares of common stock and 1,479,243 shares of unvested shares of restricted common stock issued reflecting total paid-in capital of $365.7 million as of such date.

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

On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025 (the "2025 Share Repurchase Plan"). For the year ended December 31, 2025, the Company repurchased in aggregate 106,135 shares of its common stock under its repurchase program for $2.3 million.

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

The Board of Directors elected not to declare any dividends during the calendar years of 2023 through 2025.

Note 23. Stock-Based Compensation

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

At December 31, 2025, there were 2,026,449 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On June 10, 2025, the date of the annual meeting of the Company's stockholders, the Company awarded to non-employee directors an aggregate of 15,300 shares of common stock with a fair value at the time of grant of $23.53 per share. The stock was fully vested on the date of issuance.

On April 15, 2025, the Company awarded 9,000 shares of time-based restricted stock, with a fair value at the time of grant of $17.30 per share under the 2023 Plan to certain employees. The time-based restricted stock vested on December 15, 2025.

On March 11, 2025, the Company awarded an aggregate of 99,246 shares of time-based restricted stock and 285,985 shares of performance-based restricted stock, each at a fair value at the time of grant of $11.88 per share under the 2023 Plan to certain employees. The time-based restricted stock vests annually in three equal installments commencing on December 15, 2025. The performance based restricted stock has a three-year performance period beginning on January 1, 2025 and ending on December 31, 2027 and will vest following the end of the performance period but no later than March 31, 2028.

On January 10, 2025, the Company awarded 1,000 shares of time-based restricted stock, with a fair value at the time of grant of $10.86 per share under the 2023 Plan to an employee. The time-based restricted stock vested on December 15, 2025.

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

In June 2024, the Company awarded to non-employee directors an aggregate of 39,312 shares of restricted stock with a fair value at the time of grant of $8.14 per share. The restricted stock will vest on the next annual meeting of the Company's stockholders that occurs after the award date, provided the member remains on the Board until such date. The restricted stock fully vested on June 5, 2025.

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

In June 2023, the Company awarded to non-employee directors in aggregate 63,744 shares of restricted stock with a fair value at the time of grant of $5.02 per share. In August 2023, the awards were amended which resulted in an adjustment to the number of shares of restricted stock awarded from 63,744 to 77,296 shares of restricted stock. The restricted stock shall vest on the earlier of (i) the one-year anniversary of the date of issuance and (ii) the day immediately prior to the date of the following year's annual meeting of stockholders, provided the member remains on the Board until such date. The restricted stock fully vested on June 5, 2024.

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

Restricted stock activity for the three years ended December 31, 2025, 2024 and 2023 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2022	648,493	$7.38
Granted - Performance-based restricted stock	857,843	4.08
Granted - Time-based restricted stock	429,012	4.08
Vested	(221,218)	3.51
Canceled and surrendered	(552,319)	7.26
Non-vested, at December 31, 2023	1,161,811	$4.25
Granted - Performance-based restricted stock	253,918	7.02
Granted - Time-based restricted stock	211,342	7.23
Vested	(214,991)	9.55
Canceled and surrendered	(77,159)	12.58
Non-vested, at December 31, 2024	1,334,921	$8.36
Granted - Performance-based restricted stock	285,985	11.88
Granted - Time-based restricted stock	124,546	13.69
Vested	(188,550)	28.44
Canceled and surrendered	(77,659)	29.57
Non-vested, at December 31, 2025	1,479,243	$18.86

Awards are being amortized to expense over a one to three year vesting period. The Company recognized $5.4 million, $3.3 million, and $1.3 million of compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2025, the Company granted in aggregate 410,531 of time-based and performance-based restricted stock. During the year ended December 31, 2025, 266,209 shares of restricted stock were vested and released. Of the stock released to employees, 77,659 shares were withheld to cover withholding taxes of $2.3 million.

During the year ended December 31, 2024, the Company granted in aggregate 465,260 of time-based and performance-based restricted stock. During the year ended December 31, 2024, 292,150 shares of restricted stock were vested and released. Of the stock released to employees, 77,159 shares were withheld to cover withholding taxes of $971,000.

During the year ended December 31, 2023, the Company granted in aggregate 803,401 net of 483,454 cancelled shares of time-based and performance-based restricted stock. During the year ended December 31, 2023, 221,218 shares of restricted stock were vested and released. Of the stock released to employees, 68,865 shares were withheld to cover withholding taxes of $429,000.

At December 31, 2025, there was approximately $1.2 million unrecognized expense related to time-based unvested restricted stock and an additional $3.6 million for performance-based restricted stock, which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2024, there was $3.5 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at December 31, 2025 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
July 11, 2023	818,627	4.08	0.3
February 27, 2024	54,547	7.02	1.0
February 27, 2024	253,918	7.02	1.3
March 11, 2025	66,165	11.88	2.0
March 11, 2025	285,986	11.88	2.3
	1,479,243

Note 24. Selected Quarterly Financial Data (unaudited)

The following table provides a summary of unaudited quarterly results for the periods presented (in thousands, except per share data):

For the year ended December 31, 2025	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$200,034	$196,316	$195,132	$202,675
Investment income	$8,575	$9,034	$9,686	$9,861
Total revenues	$211,520	$208,035	$212,459	$215,316
Total operating expenses	$169,084	$143,165	$142,293	$125,637
Operating income	$42,436	$64,870	$70,166	$89,679
Net income	$30,474	$48,024	$50,421	$66,675
Basic net income per share	$0.99	$1.55	$1.63	$2.16
Diluted net income per share	$0.99	$1.55	$1.63	$2.15

For the year ended December 31, 2024	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net premiums earned	$179,426	$190,316	$198,841	$199,277
Investment income	$8,551	$9,769	$9,801	$8,510
Total revenues	$191,302	$203,571	$211,849	$210,263
Total operating expenses	$168,598	$175,932	$200,100	$178,745
Operating income	$22,704	$27,639	$11,749	$31,518
Net income	$14,225	$18,869	$8,152	$20,293
Basic net income per share	$0.47	$0.62	$0.27	$0.66
Diluted net income per share	$0.47	$0.61	$0.27	$0.66

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

Certain members of the Board of Directors also serve on the Audit Committee and, in that capacity, review selected statutory financial information separate from the consolidated GAAP financial information provided to the CODM. This statutory information is reviewed for regulatory and oversight purposes and does not affect the Company’s conclusion that it has one operating and reportable segment.

The accounting policies applied in measuring segment results are the same as those described in Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements..

The following table summarizes the components of the Company's segments revenue and expenses for the following years:

	For the Years Ended December 31,
	2025	2024	2023
Revenues:	(in thousands)
Earned premium, net of ceded premium	$794,157	$767,860	$697,185
Net investment income	37,156	36,631	25,756
Net realized gains (losses) on debt securities and other investments	2,713	(705)	(972)
Other revenue	13,304	13,199	13,529
Total revenues	847,330	816,985	735,498
Expenses:
Losses and loss adjustment expense - current year	326,700	421,633	427,702
Losses and loss adjustment expense - prior year	(13,454)	25,415	(1,573)
Policy acquisition costs	173,961	191,189	167,610
General and administration costs (1)(2)	80,273	75,588	69,855
Depreciation & amortization	12,699	9,551	8,689
Interest expense	7,887	10,934	11,210
Income tax expense	63,670	21,136	6,698
Segment net income	195,594	61,539	45,307
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—	—
Consolidated net income	$195,594	$61,539	$45,307
(1)
Excludes depreciation and amortization expense
(2)
For the year ended December 31, 2023 general and administration includes the $767,000 impairment on tangible assets

Note 26. Subsequent Events

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the consolidated financial statements as of December 31, 2025.

In January 2026, the Company repurchased an aggregate of 112,858 shares of its common stock under the 2026 Share Repurchase program for a total purchase price of $3.0 million.

On January 23, 2026, the Company received full payment on the $11.0 million promissory note recorded previously in Other accounts receivable, along with the accrued but unpaid interest of $48,521.

The Company experienced losses from three winter storms that occurred in January and February of 2026 and expects to incur approximately $22.8 million of pre‑tax catastrophe losses, net of reinsurance, related to these events.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Annual Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

Schedules required to be filed under the provisions of Regulations S-X Article 7:

(3)
List of Exhibits

The following is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K

Exhibit Number	Description (File No. 001-36462)

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)

4.2	Form of 5.875% Convertible Senior Notes due 2037 (included in Exhibit 4.1), incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on August 16, 2017)

4.3

Indenture, date as of August 16, 2017, by and among the Company. Heritage MGA, LLC as guarantor, and Wilmington Trust, National Association, as trustee, (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 16, 2017)

4.4	Description of Capital Stock dated December 31, 2019 (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 10, 2020)

10.1

Amended and Restated Credit Agreement, dated July 22, 2025 among Heritage Insurance Holdings, Inc., certain subsidiaries of Heritage Insurance Holdings, Inc. from time to time party as guarantors, the lenders from time to time party and Regions Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed on July 24, 2025
10.2†

Heritage Insurance Holdings, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement filed on Form S-1 (File No. 333-195409) filed on April 21, 2014)

10.3†

Heritage Insurance Holdings, Inc. 2023 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement filed on Form S-8 (File No. 333-272474) on June 7, 2023).

10.4†

Form of Restricted Stock Award Agreement (Time-based and Performance-Based Vesting, as of March 2025) (incorporated by reference to Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2025)

10.5†	Form of Amendment to Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2025)

10.6†	Form of Stock Award Agreement (Non-employee directors, as of June 2025) (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025)

10.7†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Kirk Lusk (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 11, 2024)

10.8†	Employee Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc. and Sharon Binnun (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 11, 2024)

10.9†	Employment Agreement dated April 2, 2018 between Zephyr Insurance Company, Inc., and Tim Johns (incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q filed on May 7, 2021)

10.10†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Ernie Garateix (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 11, 2024)

10.11†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Tim Moura (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 11, 2024)

19.1	Heritage Insurance Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2025)

21*	Subsidiaries of the Registrant

23.1*	Consent of Plante Moran, PLLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Heritage Insurance Holdings, Inc. Executive Officers Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 13, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)
*
Filed herewith
**
Furnished herewith
†
Management contract or compensatory plan or arrangement

Item 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC. (Registrant)

Date:	March 12, 2026	By:	/s/ ERNESTO GARATEIX
Chief Executive Officer
(on behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD WIDDICOMBE
Richard Widdicombe	Chairman	March 12, 2026

/s/ ERNESTO GARATEIX
Ernesto Garateix	Chief Executive Officer (Principal Executive Officer)	March 12, 2026

/s/ KIRK LUSK
Kirk Lusk	Chief Financial Officer/Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2026

/s/ PANAGIOTIS APOSTOLOU
Panagiotis Apostolou	Director	March 12, 2026

/s/ IRINI BARLAS
Irini Barlas	Director	March 12, 2026

/s/ JOSEPH VATTAMATTAM
Joseph Vattamattam	Director	March 12, 2026

/s/ PAUL WHITING
Paul Whiting	Director	March 12, 2026

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Balance Sheet

The following summarizes the major categories of Heritage Insurance Holdings, Inc.’s financial statements (in thousands):

	As of December 31,
	2025	2024
	(in thousands)
ASSETS
Cash and cash equivalents	$5,220	$2,505
Investment in and advances to subsidiaries	593,914	427,959
Other assets	2,155	1,356
Total Assets	$601,290	$431,821
LIABILITIES
Other liabilities	$96,039	$141,021
Total Liabilities	$96,039	$141,021
STOCKHOLDERS' EQUITY
Common stock	$3	$3
Paid-in-capital	365,736	362,644
Treasury	(133,183)	(130,900)
Accumulated other comprehensive income	(10,555)	(28,604)
Retained earnings	283,250	87,656
Total Stockholders' Equity	$505,251	$290,799
Total Liabilities and Stockholders' Equity	$601,290	$431,821

Condensed Statement of Operations

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share amounts)
Revenue:
Other revenue	$21,534	$21,011	$17,208
Total revenue	21,534	21,011	17,208
Expenses:
General and administrative expense	11,987	10,714	1,841
Amortization of debt issuance cost	363	856	469
Interest expense, net	7,609	9,292	10,238
Total expenses	$19,959	$20,862	$12,548
Income before income taxes and equity in net income of subsidiaries	1,575	149	4,660
Income tax expense	1,091	270	1,905
Income (loss) before equity in net income of subsidiaries	484	(121)	2,755
Equity in net income of subsidiaries	195,110	61,661	42,552
Consolidated net income	$195,594	$61,540	$45,307

See notes to condensed financial statements.

SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Condensed Statement of Cash Flows

	For the Years Ended December 31,
Cash flows from operating activities:	2025	2024	2023
	(in thousands)
Net income (loss)	$484	$(121)	$2,754
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	5,388	3,254	1,362
Amortization of debt issuance cost	363	857	469
Impairment on other investments	—	483	—
Deferred income taxes	(1,695)	(107)	39
Changes in operating assets and liabilities
Prepaid	(928)	(295)	137
Income taxes payable	(13,738)	8,389	9,415
Accrued interest on debt	(117)	(173)	(425)
Other assets	130	134	2,572
Debt issuance costs	(2,204)	—	—
Dividends payable	—	(54)	(19)
Other liabilities	(539)	19	(588)
Net cash (used in) provided by operating activities	$(12,856)	$12,386	$15,716
Investing Activities:
Dividends received from subsidiaries	45,400	55,609	33,900
Investments and advances to subsidiaries	1,803	(81,607)	(38,475)
Net cash provided by (used in) investing activities	47,203	(81,607)	(38,475)
Financing Activities:
Mortgage loan payments	(10,787)	(270)	(180)
Payment on 7% loan	(10,204)	—	—
Issuance of common stock, net	—	(3)	24,666
Repayment of long-term debt	(6,063)	(9,500)	(9,500)
Shares tendered for income tax withholdings	(2,296)	(971)	(429)
Purchase of treasury stock	(2,282)	—	—
Dividends forfeited	—	54	—
Net cash (used in) provided by financing activities	(31,632)	44,919	48,457
Increase (decrease) in cash and cash equivalents	2,715	(24,302)	25,698
Cash and cash equivalents, beginning of period	2,505	26,807	1,109
Cash and cash equivalents, end of year	$5,220	$2,505	$26,807

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

SCHEDULE V – VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

The following table summarizes activity in the Company’s allowance for doubtful accounts for the year ended December 31, 2025 and 2024.

Description	Beginning balance	Charges in earnings	Charges to other accounts	Deductions	Ending balance
	(in thousands)
Year ended December 31, 2025
Allowance for doubtful accounts	$1,359	180	210	—	$1,749
Year ended December 31, 2024
Allowance for doubtful accounts	$1,307	190	(138)	—	$1,359

SCHEDULE VI – SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED PROPERTY AND CASUALTY INSURANCE OPERATIONS

The following table provides certain information related to the Company’s property and casualty operations as of, and for the periods presented (in thousands):

	As of December 31,	For the Year Ended December 31,
Year	Reserves for Unpaid Losses and LAE	Incurred Losses and LAE Current Year	Incurred Losses and LAE Prior Years	Paid losses and LAE	Net Investment Income
	(in thousands)
2025	$579,477	$326,700	$(13,454)	$370,171	$37,156
2024	$1,042,687	$421,633	$25,415	$504,171	$36,631
2023	$845,955	$427,702	$(1,573)	$374,097	$25,756

	As of December 31,	For the Year Ended December 31,
Year	Deferred Policy Acquisition Costs ("DPAC")	Amortization of DPAC, Net	Net Premiums Written	Net Premiums Earned	Unearned Premiums
	(in thousands)
2025	$64,544	$227,454	$802,164	$794,157	$707,923
2024	$63,204	$235,058	$779,115	$767,860	$702,707
2023	$102,884	$213,028	$729,362	$697,185	$675,921