Form 10-K/A
period 2025-12-31
Heritage Insurance Holdings, Inc.
filed 2026-03-19
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10‑K/A (this “Amendment”) amends the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Filing”). The Amendment is being filed solely to add the date, which was inadvertently omitted from the Original Filing, of the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC (the “Report”), which undated Report was included in the Original Filing. This Amendment includes Part II, Item 8 “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction to include the signing date of the Report, and Part IV, Item 15 “Exhibits, Financial Statements Schedules” to include new certifications as described below. No other changes have been made to the Original Filing, whether to update the Original Filing to reflect events occurring subsequent to the filing of the Original Filing or otherwise. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to this Amendment, including certifications pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

PART II

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

March 12, 2026

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

10.5†	Form of Amendment to Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2025)

10.6†	Form of Stock Award Agreement (Non-employee directors, as of June 2025) (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025)

10.7†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Kirk Lusk (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on January 11, 2024)

10.8†	Employee Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc. and Sharon Binnun (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on January 11, 2024)

10.9†	Employment Agreement dated April 2, 2018 between Zephyr Insurance Company, Inc., and Tim Johns (incorporated by reference to Exhibit 10.21 to the Company's Form 10-Q filed on May 7, 2021)

10.10†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Ernie Garateix (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 11, 2024)

10.11†	Employment Agreement dated January 1, 2024 between Heritage Insurance Holdings, Inc., and Tim Moura (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on January 11, 2024)

19.1	Heritage Insurance Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2025)

21*	Subsidiaries of the Registrant

23.1*	Consent of Plante Moran, PLLC

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.4**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2****	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Heritage Insurance Holdings, Inc. Executive Officers Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 13, 2024)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL (included in Exhibit 101)

* Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026

** Filed herewith

*** Previously furnished with the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 12, 2026

**** Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date:	March 19, 2026	By:	/s/ ERNESTO GARATEIX
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