Form 10-Q
period 2026-03-31
Heritage Insurance Holdings, Inc.
filed 2026-05-08
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on May 1, 2026 was 30,349,925

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) projections of revenue, earnings, capital structure, reserves, liquidity and other financial items; (vii) potential for rising costs of materials and labor; (viii) the supply of catastrophe reinsurance and its costs; (ix) assumptions underlying our critical accounting policies and estimates; (x) assumptions underlying statements regarding us and our business; (xi) the impact of legislation; (xii) claims and related expenses, and our reinsurers’ obligations; (xiii) pending legal proceedings and their effect on our financial position; (xiv) effects of updated claims, policy, and billing systems; and (xv) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2025 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $769,426 and $726,774)	$751,384	$713,237
Equity securities, at fair value, (cost $1,072 and $1,064)	1,072	1,064
Other investments, net	1,259	1,285
Total investments	753,715	715,586
Cash and cash equivalents	517,070	559,274
Restricted cash	16,221	13,307
Accrued investment income	6,272	6,556
Premiums receivable, net	93,989	95,331
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175	261,179	318,588
Prepaid reinsurance premiums	194,607	307,039
Deferred income tax asset, net	5,589	5,855
Deferred policy acquisition costs, net	64,367	64,544
Property and equipment, net	28,447	28,254
Right-of-use lease asset, finance	11,978	12,598
Right-of-use lease asset, operating	6,328	4,878
Intangibles, net	28,643	30,189
Other assets	32,579	33,823
Total Assets	$2,020,984	$2,195,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$544,043	579,477
Unearned premiums	701,090	707,923
Reinsurance payable	73,498	232,801
Long-term debt, net	77,613	78,428
Advance premiums	30,797	19,164
Income taxes payable	15,499	4,282
Accrued compensation	4,896	8,844
Lease liability, finance	14,914	15,587
Lease liability, operating	6,521	5,800
Accounts payable and other liabilities	31,741	38,265
Total Liabilities	$1,500,612	$1,690,571

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,043,218 shares issued and 30,334,925 outstanding at March 31, 2026 and 43,171,585 shares issued and 30,833,776 outstanding at December 31, 2025	3	3
Additional paid-in capital	357,813	365,736
Accumulated other comprehensive loss, net of taxes	(13,988)	(10,555)
Treasury stock, at cost, 12,708,293 and 12,337,809 shares at March 31, 2026 and December 31, 2025, respectively	(143,189)	(133,183)
Retained earnings	319,733	283,250
Total Stockholders' Equity	520,372	505,251
Total Liabilities and Stockholders' Equity	$2,020,984	$2,195,822

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Amounts in thousands, except per share and share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
REVENUES:
Gross premiums written	$346,745	$355,997
Change in gross unearned premiums	6,817	(2,169)
Gross premiums earned	353,562	353,828
Ceded premiums	(153,870)	(153,794)
Net premiums earned	199,692	200,034
Net investment income	9,867	8,575
Net realized gains (losses) on debt securities and other investments	16	(4)
Other revenue	3,083	2,915
Total revenues	212,658	211,520
EXPENSES:
Losses and loss adjustment expenses	91,597	99,407
Policy acquisition costs, net of ceding commission income (1)	45,335	45,815
General and administrative expenses, net of ceding commission income(2)	24,908	23,862
Total expenses	161,840	169,084
Operating income	50,818	42,436
Interest expense, net	1,779	2,426
Income before income taxes	49,039	40,010
Income tax expense	12,556	9,536
Net income	$36,483	$30,474
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(4,491)	8,477
Reclassification adjustment for net realized investment (gains) losses	(16)	4
Income tax benefit (expense) related to items of other comprehensive income	1,074	(2,016)
Total comprehensive income	$33,050	$36,939
Weighted average shares outstanding
Basic	30,680,933	30,697,826
Diluted	30,740,251	30,757,089
Earnings per share
Basic	$1.19	$0.99
Diluted	$1.19	$0.99

(1)
Policy acquisition costs includes $11.0 million and $15.6 million of ceding commission income for the three months ended March 31, 2026 and 2025, respectively.
(2)
General and administration includes $3.6 million and $3.8 million of ceding commission income for the three months ended March 31, 2026 and 2025, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

3

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	30,833,776	$3	$365,736	$283,250	$(133,183)	$(10,555)	$505,251
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,433)	(3,433)
Issuance of restricted stock	188,225	—	—	—	—	—	—
Surrendered shares for tax withholdings	(316,592)	—	(8,909)	—	—	—	(8,909)
Stock-based compensation on restricted stock	—	—	986	—	—	—	986
Stock buyback	(370,484)	—	—	—	(10,006)	—	(10,006)
Net Income	—	—	—	36,483	—	—	36,483
Balance at March 31, 2026	30,334,925	$3	$357,813	$319,733	$(143,189)	$(13,988)	$520,372

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For The Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$36,483	$30,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	986	1,265
Bond amortization and accretion	(151)	(92)
Amortization of original issuance discount on debt	123	140
Depreciation and amortization	3,152	2,879
Provision for credit losses	(77)	6
Net realized losses	16	4
Deferred income taxes	1,340	(10,261)
Changes in operating assets and liabilities:
Accrued investment income	284	362
Premiums receivable, net	1,419	(7,208)
Prepaid reinsurance premiums	112,432	113,574
Reinsurance recoverable on paid and unpaid claims	57,409	147,121
Deferred policy acquisition costs, net	177	(702)
Right of use leased asset, net	(830)	933
Other assets	1,244	(5,205)
Unpaid losses and loss adjustment expenses	(35,434)	(193,759)
Unearned premiums	(6,833)	2,150
Reinsurance payable	(159,303)	(103,995)
Accrued interest	2	17
Accrued compensation	(3,948)	1,510
Advance premiums	11,633	6,449
Leased liabilities, net	48	(940)
Income tax payable	11,217	19,797
Other liabilities	(6,525)	(3,682)
Net cash provided by operating activities	24,864	837
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	34,642	18,763
Fixed maturity securities purchases	(77,159)	(22,097)
Redemption of equity securities	—	960
Proceeds from sale of assets	17	—
Return on other investments	26	1,022
Equity securities reinvestments of dividends	(11)	(21)
Cost of property and equipment acquired, net of disposals	(1,816)	(2,096)
Net cash used in investing activities	(44,301)	(3,469)
FINANCING ACTIVITIES
Principal payments on term loan facility	(938)	(2,375)
Purchase of treasury stock	(10,006)	—
Repayment of loan agreement	—	(19,200)
Tax withholding on share-based compensation awards	(8,909)	—
Mortgage loan payments	—	(76)
Net cash used in financing activities	(19,853)	(21,651)
Decrease in cash, cash equivalents, and restricted cash	(39,290)	(24,283)
Cash, cash equivalents and restricted cash, beginning of period	572,581	463,645
Cash, cash equivalents and restricted cash, end of period	$533,291	$439,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$1,505	$2,090

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	March 31, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$517,070	$559,274
Restricted cash	16,221	13,307
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$533,291	$572,581

Restricted cash represents funds held to meet regulatory requirements in certain states in which the Company operates as well as deposits related to reinsurance transactions using catastrophe bonds.

No cash payments were made for income taxes for the for the three months ended March 31, 2026 and March 31, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include the accounts of Heritage Insurance Holdings, Inc. (together with its subsidiaries, the “Company”). These statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain financial information that is normally included in annual consolidated financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. In the opinion of the Company’s management, all material intercompany transactions and balances have been eliminated and all adjustments consisting of normal recurring accruals which are necessary for a fair statement of the financial condition and results of operations for the interim periods have been reflected. The accompanying interim condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 12, 2026 (as amended, the “2025 Form 10-K”).

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to the condensed consolidated financial statements contained in the Company’s 2025 Form 10-K.

Segment Information

Nature of Operations

The Company's results are reported as a single operating and reportable segment - residential property insurance. Operating segments represent components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in determining how to allocate resources and in assessing performance. For more information regarding the Company's nature of operations, see the "Business Segment" section of Note 1 to the consolidated financial statements in the 2025 Form 10-K.

Accounting Pronouncements not yet adopted

The Company has documented the summary of its significant accounting policies in its Notes to the Audited Consolidated Financial Statements contained in the Company’s 2025 Form 10-K. There have been no material changes to the Company’s accounting policies since the filing of that report.

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

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

March 31, 2026	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$99,412	$553	$276	$99,689
States, municipalities and political subdivisions	351,516	1,400	14,344	338,572
Corporate bonds	234,371	1,812	4,919	231,264
Mortgage-backed securities (1)	79,874	54	2,294	77,634
Asset-backed securities	1,173	—	28	1,145
Other	3,080	—	—	3,080
Total	$769,426	$3,819	$21,861	$751,384

(1)
Includes debt securities at March 31, 2026 with a carrying amount of $3.6 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

December 31, 2025	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities (1)	$89,380	$1,014	$210	$90,184
States, municipalities and political subdivisions	347,487	2,147	14,152	335,482
Corporate bonds	226,541	3,431	4,250	225,722
Mortgage-backed securities (1)	59,087	339	1,826	57,600
Asset-backed securities	1,199	—	30	1,169
Other	3,080	—	—	3,080
Total	$726,774	$6,931	$20,468	$713,237

(1)
Includes debt securities at December 31, 2025 with a carrying amount of $3.8 million that were pledged as collateral for the advance agreements entered into with a financial institution in 2024. The Company is permitted to withdraw or exchange any portion of the pledged collateral over the minimum requirement at any time.

Net Realized Gains (Losses) on Debt Securities

The Company did not recognize any net realized gains or losses from debt securities available‑for‑sale during the three months ended March 31, 2026. The following table presents net realized losses on debt securities available‑for‑sale for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$5	$—
Total realized losses	(9)	110
Net realized losses	$(4)	$110

The following table presents the reconciliation of net realized gains (losses) from debt securities and other investments on the Company’s investments reported for the three months ended March 31, 2026 and 2025, respectively:

	As of March 31,
	2026	2025
Gross realized gains on sales of available-for-sale securities	$—	$5
Gross realized losses on sales of available-for-sale securities	—	(9)
Gross realized losses on other investments	(8)	—
Gross realized gains on other investments	24	—
Net realized gains (losses)	$16	$(4)

The table below summarizes the Company’s debt securities at March 31, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	At March 31, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$108,717	14.1%	$107,992	14.4%
Due after one year through five years	389,206	50.6%	380,018	50.6%
Due after five years through ten years	166,501	21.6%	160,750	21.4%
Due after ten years	105,002	13.7%	102,624	13.6%
Total	$769,426	100.0%	$751,384	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three months ended March 31, 2026 and 2025, respectively:

\

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Debt securities	$6,924	$5,348
Equity securities	25	33
Cash and cash equivalents	3,397	3,405
Other investments	46	309
Net investment income	10,392	9,095
Less: Investment expenses	525	520
Net investment income, less investment expenses	$9,867	$8,575

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at March 31, 2026 and December 31, 2025, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
March 31, 2026	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	7	$108	$12,921	12	$168	$11,212
States, municipalities and political subdivisions	17	493	25,429	291	13,851	221,766
Corporate bonds	46	600	49,738	94	4,319	64,066
Mortgage-backed securities	34	420	50,775	106	1,874	12,789
Asset-backed securities	—	—	—	20	28	1,144
Total	104	$1,621	$138,863	523	$20,240	$310,977

	Less Than Twelve Months			Twelve Months or More
December 31, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	—	$—	$—	12	$210	$11,164
States, municipalities and political subdivisions	7	55	10,937	302	14,097	232,460
Corporate bonds	9	11	11,734	115	4,239	77,501
Mortgage-backed securities	—	—	—	112	1,826	13,336
Asset-backed securities	—	—	—	20	30	1,170
Total	16	$66	$22,672	561	$20,402	$335,631

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

The Company evaluated available‑for‑sale debt securities in unrealized loss positions at March 31, 2026 and determined that the losses were driven by interest rate movements, changes in yield curve dynamics, market liquidity conditions, and broader fixed‑income market volatility, none of which indicated credit deterioration; accordingly, no allowance for credit losses was recorded for the three months ended March 31, 2026.

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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at March 31, 2026 and December 31, 2025, respectively:

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$833	$833	$839	$839
Investments in non-consolidated VIEs - Measurement alternative	$426	$426	$446	$446
Total non-consolidated VIEs	$1,259	$1,259	$1,285	$1,285

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At March 31, 2026 and December 31, 2025, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

March 31, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$517,070	$517,070	$—	$—
Restricted cash	16,221	16,221	$—	$—
Total assets:	$533,291	$533,291	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$99,689	$—	$99,689	$—
States, municipalities and political subdivisions	338,572	—	338,572	—
Corporate bonds	231,264	—	231,264	—
Mortgage-backed securities	77,634	—	77,634	—
Asset-backed securities	1,145	—	1,145	—
Other	3,080	—	3,080	—
Total debt securities	$751,384	$—	$751,384	$—
Equity Securities
Common stock	1,072	1,072	—	—
Total debt securities and equity securities	$752,456	$1,072	$751,384	$—

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$559,274	$559,274	$—	$—
Restricted cash	13,307	13,307	—	—
Total assets:	$572,581	$572,581	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$90,184	$—	$90,184	$—
States, municipalities and political subdivisions	335,482	—	335,482	—
Corporate bonds	225,722	—	225,722	—
Mortgage-backed securities	57,600	—	57,600	—
Asset-backed securities	1,169	—	1,169	—
Other	3,080	—	3,080	—
Total debt securities	$713,237	$—	$713,237	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$714,301	$1,064	$713,237	$—

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

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three months ended March 31, 2026, there were no assets or liabilities that were measured at fair value on a non-recurring basis.

Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive income for the three months ended March 31, 2026 and 2025, respectively:

	For The Three Months Ended March 31,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(4,491)	$1,070	$(3,421)	$8,477	$(2,016)	$6,461
Reclassification adjustment of realized losses included in net income	(16)	4	(12)	4	—	4
Effect on other comprehensive (loss) income	$(4,507)	$1,074	$(3,433)	$8,481	$(2,016)	$6,465

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Three Months Ended March 31,
	2026	2025
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$359	$399
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	606	623
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	153	180
Total finance lease cost	$759	$803
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$116	$269
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$17	$26

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	March 31, 2026	December 31, 2025
Right of use assets	$6,328	$4,878
Lease liability	$6,521	$5,800
Finance Leases
Right of use assets	$11,978	$12,598
Lease liability	$14,914	$15,587

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	March 31, 2026		December 31, 2025
Operating lease	8.17	yrs.	2.10	yrs.
Finance lease	4.99	yrs.	5.22	yrs.
Weighted-average discount rate
Operating lease	6.17%		5.33%
Finance lease	4.11%		4.12%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2026 - remaining	$2,388	$955
2027	3,190	1,241
2028	3,270	1,272
2029	3,351	1,182
2030	3,436	466
2031 and thereafter	864	3,392
Total lease payments	16,499	8,508
Less: imputed interest	1,585	1,987
Present value of lease liabilities	$14,914	$6,521

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Computer hardware and software	42,573	41,035
Office furniture and equipment	1,499	1,498
Tenant and leasehold improvements	2,113	5,462
Vehicle fleet	228	234
Total, at cost	46,413	48,229
Less: accumulated depreciation and amortization	(17,966)	(19,975)
Property and equipment, net	$28,447	$28,254

For the three months ended March 31, 2026, the Company capitalized an additional $1.8 million of costs related to internal‑use software development to incorporate the Company’s commercial products into the system. The Company expects the development and full integration of the system to be completed by the end of 2026. Upon being placed into service, capitalized internally developed software costs are amortized on a straight‑line basis over an estimated useful life of seven years.

Depreciation and amortization expense for property and equipment was approximately $1.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company recorded a charge for the write‑off of the remaining net book value of leasehold improvements related to an operating lease that was early terminated effective January 31, 2026. In connection with the early termination, the Company reduced its occupied square footage and entered into a new lease with the existing landlord. Fully depreciated leasehold improvements totaling $3.6 million were written off during the period. In addition, the Company recognized a gain of $721,839 related to the derecognition of the associated operating lease right‑of‑use asset and lease liability, which is included in general and administrative expense in the Company's condensed statement of operations.

NOTE 7. INTANGIBLE ASSETS, NET

At March 31, 2026 and December 31, 2025, intangible assets were $28.6 million and $30.2 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.

Amortization expense of the Company’s intangible assets for each of the respective three month periods ended March 31, 2026 and 2025 was $1.5 million. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three months ended March 31, 2026 or 2025.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2026 − remaining	$4,489
2027	$5,836
2028	$3,913
2029	$3,813
2030	$3,813
Thereafter	$5,464
Total	$27,328

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	Three Months Ended March 31,
	2026	2025
Basic earnings per share:
Net income attributable to common stockholders (000's)	$36,483	$30,474
Weighted average shares outstanding	30,680,933	30,697,826
Basic earnings per share:	$1.19	$0.99

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$36,483	$30,474
Weighted average shares outstanding	30,680,933	30,697,826
Add: Effect of dilutive securities
5.875% Convertible Notes	59,318	59,263
Diluted weighted average common shares outstanding	30,740,251	30,757,089
Diluted earnings per share:	$1.19	$0.99

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended March 31, 2026 and 2025, the Company allocated ceding commission income of $11.0 million and $15.6 million to policy acquisition costs, respectively, and $3.6 million and $3.8 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance of deferred ceding commission income	$42,213	$42,561
Ceding commission deferred	13,251	30,638
Less: ceding commission earned	(14,555)	(19,425)
Ending balance of deferred ceding commission income	$40,909	$53,774

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

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning Balance	$64,544	$63,204
Policy acquisition costs deferred	97,203	115,172
Amortization	(56,471)	(60,696)
Unearned ceding commission	(40,909)	(53,774)
Ending Balance	$64,367	$63,906

NOTE 11. INCOME TAXES

The following table summarizes the provision for income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Federal:
Current	$9,330	$16,839
Deferred	1,886	2,957
Provision for Federal income tax	11,216	19,797
State:
Current	$1,181	$(9,015)
Deferred	159	(1,245)
Provision for State income tax expense	1,340	(10,261)
Provision for income taxes	$12,556	$9,536

For the three months ended March 31, 2026 and 2025, the Company recorded income tax provision of $12.6 million and $9.5 million, respectively. The increase is due to the increase in pre-tax income and higher effective tax rate. The effective tax rate was 25.6% compared to 23.8% in the prior year quarter, with the variance driven primarily by estimated pre-tax income for full years 2026 and 2025 and the related impact on permanent tax differences.

We have recorded our deferred tax assets and liabilities using the statutory federal tax rate of 21%. We believe it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which we believe will generate sufficient taxable income to realize the deferred tax asset.

The below table summarizes the significant components of the Company's net deferred tax assets:

	March 31, 2026	December 31, 2025
Deferred tax assets:	(in thousands)
Unearned premiums	$19,632	$19,342
Net operating loss
Tax-related discount on loss reserve	4,513	4,398
Stock-based compensation	768	1,323
Accrued expenses	436	1,533
Leases	744	924
Unrealized losses	5,259	4,185
Other	504	488
Total deferred tax asset	31,856	32,194

Deferred tax liabilities:
Deferred acquisition costs	15,336	15,379
Prepaid expenses	71	152
Property and equipment	2,648	2,738
Basis in purchased investments	5	2
Basis in purchased intangibles	6,317	6,652
Other	1,890	1,417
Total deferred tax liabilities	26,267	26,339
Net deferred tax assets	$5,589	$5,855

On July 4, 2025, the "One Big Beautiful Bill Act" ("OBBBA") was signed into law in the United States. The OBBBA makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, including the immediate expensing of acquired business assets and a temporary suspension of the requirement to capitalize and amortize U.S. R&D expenditures. The tax effects of the enacted legislation are reflected in the 2025 financials and there was no material impact to the effective tax rate. The Company will continue to monitor the impact of the OBBBA on future financial statements.

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2022 through 2025. There are currently no tax years under examination.

At March 31, 2026 and December 31, 2025, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2025 and 2024, the Company purchased catastrophe excess of loss reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida personal residential and commercial residential admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or are fully collateralized, (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”), and (iv) Citrus Re Ltd (“Citrus Re”), a special purpose vehicle through which the Company sponsors catastrophe bonds. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance from reinsurers who are either rated “A-” or higher by A.M. Best or are fully collateralized. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs limit its net exposure in the event of a severe non-hurricane loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company’s capacity needs dictate.

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

For a detailed discussion of the Company’s 2025-2026 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2025 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three months ended March 31, 2025 and 2026:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Premium written:
Direct	$346,745	$355,997
Ceded	(41,438)	(41,778)
Net	$305,307	$314,219
Premiums earned:
Direct	$353,562	$353,828
Ceded	(153,870)	(153,794)
Net	$199,692	$200,034
Losses and Loss Adjustment Expenses
Direct	$95,044	$36,912
Ceded	(3,447)	62,495
Net	$91,597	$99,407

During the Company's March 31, 2026 quarterly assessment of loss reserves, the ultimate catastrophe losses for Hurricane Milton were adjusted downward based on loss development. This had a dampening effect on the ceded losses for the calendar quarter ended March 31, 2026. During the Company's March 31, 2025 quarterly assessment of loss reserves, the ultimate catastrophe losses for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the balance of reinsurance recoverable on paid and unpaid claims by the same amount, with no resultant change on a net basis because the losses were fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses during the first quarter 2025 to be positive in the table above.

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance, beginning of period	$579,477	$1,042,687
Less: reinsurance recoverable on unpaid losses	269,367	675,652
Net balance, beginning of period	310,110	367,035
Incurred related to:
Current year	99,778	107,205
Prior years	(8,181)	(7,798)
Total incurred	91,597	99,407
Paid related to:
Current year	32,126	55,527
Prior years	52,022	71,378
Total paid	84,148	126,905
Net balance, end of period	317,559	339,537
Plus: reinsurance recoverable on unpaid losses	226,484	509,391
Balance, end of period	$544,043	$848,928

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of March 31, 2026, the Company reported $317.6 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $241.7 million attributable to IBNR net of reinsurance recoverable, or 76.0% of net reserves for unpaid losses and loss adjustment expenses. The favorable loss development is driven primarily from the positive impacts of legislative reform and improved claims handling.

Reinsurance recoverable on unpaid losses includes expected reinsurance recoveries associated with reinsurance contracts the Company has in place. The amount may include recoveries from catastrophe excess of loss reinsurance, net quota share reinsurance, per risk reinsurance, and facultative reinsurance contracts.

In the fourth quarter of 2022 we re-estimated our ultimate losses for Hurricane Irma, which struck Florida in 2017. As a result of that re-estimation, the Company exhausted the private layers of reinsurance specific to Hurricane Irma but had a 45% participation in the FHCF limit remaining. As further described in Note 17, Commitments and Contingencies, to these consolidated financial statements, the Company's 2017 reinsurance agreement with the FHCF required a commutation no later than 60 months after the end of the contract year. As part of this process, the Company and the FHCF terminated the 2017 reinsurance agreement and agreed on the amount that the FHCF would pay to the Company to settle all outstanding losses owed under the agreement related to losses from Hurricane Irma. As such, this commutation process resulted in a final determination of and payment for known, unknown or unreported claims relating to Hurricane Irma. Social inflation and the litigated claims environment in the State of Florida, which affected Hurricane Irma claims, could result in future adverse development of these claims, which creates uncertainty as to the ultimate cost to settle all of the remaining Hurricane Irma claims. Accordingly, should future re-estimations to Hurricane Irma losses increase the Company’s expected loss reserves, all of the increase will be retained by the Company.

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

As of December 31, 2025 and March 31, 2026, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the three-month periods ended March 31, 2026 and 2025, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115, on the outstanding Convertible Notes.

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

The Amended and Restated Credit Agreement provides for senior secured credit facilities in the aggregate principal amount of up to $200.0 million, consisting of (a) a revolving credit facility in an aggregate principal amount of up to $50.0 million (inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the revolving credit facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the revolving credit facility), with a maturity of July 2030 (the “Revolving Credit Facility”), (b) a term loan facility in an aggregate principal amount of $75 million with a maturity of July 2030 (the "Term Loan Facility"), and (c) a $75 million committed delayed draw term loan that may be advanced to finance specified permitted acquisitions and investments, subject to satisfaction of conditions to borrowing and compliance with a specified consolidated leverage ratio, in up to five separate installments during the two year period following the effective date of the Amended and Restated Credit Agreement with a maturity of July 2030 (the “Delayed Draw Term Loan Facility”) (collectively, the “Credit Facilities”).

Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019 and was amortizing in an amount equal to $2.4 million per quarter until its scheduled maturity date of July 28, 2026. The term loan facility under the Prior Credit Agreement was to mature on July 28, 2026 but was refinanced in full in connection with the Amended and Restated Credit Agreement. As of March 31, 2026 and December 31, 2025, there was $73.1 million and $74.0 million in aggregate principal amount under the Term Loan Facility under the Amended and Restated Credit Agreement, respectively. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, increasing to approximately $1.4 million commencing with the quarter ending September 30, 2028 with the remaining balance payable at maturity in July 2030.

For the three months ended March 31, 2026, the Company made principal payments of $937,500, and interest payments of approximately $1.1 million, on the Term Loan Facility. For the three months ended March 31, 2025, the Company made principal payments of approximately $2.4 million and interest payments of $1.4 million under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At July 22, 2025, the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. The letters of credit were not drawn upon during the first quarter of 2025 and were cancelled effective on their maturity date of March 16, 2025. At March 31, 2026, there were $25.0 million outstanding letters of credit issued under the Revolving Credit Facility and there were no draws as such date. For the three months ended March 31, 2026, the Company made interest payments in aggregate of approximately $275,770 relating to letters of credit and unused availability commitment fees. For the three months ended March 31, 2025, the Company made interest payments in aggregate of approximately $181,428 on the Revolving Credit Facility and $158,562 relating to letters of credit and unused availability commitment fees under the Prior Credit Agreement.

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

At March 31,2026, the effective interest rate for the Term Loan Facility was 6.173%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the three months ended March 31, 2025, the Company made principal and interest payments of $274,066 on the mortgage loan. On July 23, 2025, the Company paid the mortgage loan principal and accrued interest balance in full in the amount of $10.7 million as part of the sale of the Company's commercial real estate.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank ("FHLB") Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of March 31, 2026, the Company's membership in FHLB-ATL was $570,000. For the three months ended March 31, 2025, the Company made quarterly interest payments under the terms of the loan agreement in aggregate amounts of approximately $239,780.

In December 2018, a subsidiary of the Company became a member of the FHLB Boston. As of March 31, 2026 and at December 31, 2025, the Company also holds common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2026, the fair value of the collateralized securities was $3.6 million and the equity investment in FHLB-DM common stock was $324,700.

For the three months ended March 31, 2026 and 2025, the Company made monthly interest payments as per the terms of the loan agreement of $58,163 and $58,162, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Convertible debt	$885	$885
Term loan facility	73,125	74,063
FHLB loan agreements	5,500	5,500
Total principal amount	$79,510	$80,448
Deferred finance costs	$1,897	$2,020
Total long-term debt	$77,613	$78,428

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

The schedule of principal payments on long-term debt as of March 31, 2026 is as follows:

Year	Amount
(In thousands)
2026 remaining	$2,813
2027	3,750
2028	4,675
2029	5,600
2030	61,787
Thereafter	885
Total	$79,510

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	March 31, 2026	December 31, 2025
	(In thousands)
Accounts payable and other payables	$17,286	$18,845
Accrued interest and issuance costs	24	26
Other liabilities	63	36
Commission payables	14,368	19,358
Total other liabilities	$31,741	$38,265

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $359.4 million at March 31, 2026 and $392.5 million at December 31, 2025. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At March 31, 2026, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

Heritage P&C the Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, certain catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from Hurricane Irma, which struck in 2017, Hurricane Ian, which struck in 2023, and Hurricane Milton, which struck in 2024, have triggered the Company’s FHCF coverage.

The Company’s 2017 reinsurance agreement with the FHCF is consistent among Florida insurance companies and required a commutation no later than 60 months after the end of the contract year, for which the commutation process began in June 2023. This commutation represents an agreement between Heritage and the FHCF to terminate the 2017 reinsurance agreement and agree on the conditions under which all obligations for both parties are discharged and therefore a final determination of and payment for any claims related to Hurricane Irma. The terms of the 2017 reinsurance agreement with the FHCF provide for the commutation process as well as the process to settle any disagreements as to the present value of outstanding losses that served as the basis for determining the amount payable by FHCF upon termination of the reinsurance agreement. During the third quarter of 2023, the commutation process was completed and a final payment by the FHCF was received by the Company. To the extent there is adverse development of these claims, the final amount paid by the FHCF could vary from the Company’s current or future estimation of losses to be recovered from the FHCF.

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of March 31, 2026 and 2025.

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. Effective September 23, 2025, Mr. Berset retired from the Board of Directors of the Company to pursue other opportunities. For the three months ended March 31, 2025, the Company paid agency commission to Comegys of $39,774.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended March 31, 2026 and 2025, the matching contributions made to the plan on behalf of the participating employees were approximately $617,000 and $408,300, respectively. In addition to the matching contribution, the Company also made a profit sharing contribution to the 401(k) plan of $533,493. This amount was included in accrued compensation at December 31, 2025.

The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended March 31, 2026 and 2025, the Company incurred medical premium costs including healthcare premiums of $1.6 million and $1.7 million, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of March 31, 2026, the Company had 30,334,925 shares of common stock outstanding, 12,708,293 treasury shares of common stock and 1,066,718 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $357.8 million as of such date.

As of December 31, 2025, the Company had 30,833,776 shares of common stock outstanding, 12,337,809 treasury shares of common stock and 1,479,243 shares of unvested shares of restricted common stock outstanding reflecting additional paid-in capital of $365.7 million as of such date.

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

On November 5, 2025, the Board of Directors established a new share repurchase plan to commence upon the expiration of the previously authorized share repurchase plan on December 31, 2025, for the purpose of repurchasing up to an aggregate of $25.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2026 (the “2026 Share Repurchase Plan”). For the three months ended March 31, 2026, the Company repurchased an aggregate of 370,484 shares of its common stock under the 2026 Share Repurchase program for a total purchase price of $10.0 million.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

The Board of Directors elected not to declare any dividends during the three months ended March 31, 2026 and 2025.

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

At March 31, 2026, there were 1,838,224 shares available for grant under the Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On March 5, 2026, the Company awarded an aggregate of 49,369 shares of time-based restricted stock and 138,856 shares of performance-based restricted stock, each with a fair value at the time of grant of $26.98 per share under the 2023 Plan to certain employees. The time-based restricted stock vests annually in three equal installments commencing on December 15, 2026. The performance based restricted stock has a three-year performance period beginning on January 1, 2026 and ending on December 31, 2028 and will vest following the end of the performance period but no later than March 31, 2029.

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

On February 26, 2024, the Company awarded an aggregate of 163,640 shares of time-based restricted stock and an aggregate of 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share to certain employees. The time-based restricted stock will vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2025 and will vest following the end of the performance period but no later than March 31, 2027.

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

For the performance-based restricted stock that are issued at target, the number of shares that will be earned at the end of the performance period is subject to increase or decrease based on the results of the performance condition. However, for those issued at the maximum, the number of shares that will be earned at the end of the performance period is subject to decrease based on the results of the performance condition under the awards.

The Plan authorizes the Company to grant stock options at exercise prices equal to the fair market value of the Company’s stock on the dates the options are granted. The Company has not granted any stock options since 2015 and all unexercised stock options have since been forfeited.

Restricted stock activity for the three months ended March 31, 2026 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2025	1,479,243	$18.86
Granted - Performance-based restricted stock	138,856	$26.98
Granted - Time-based restricted stock	49,369	$26.98
Vested	(502,034)	$28.14
Canceled and surrendered	(316,593)	$28.14
Non-vested, at March 31, 2026	848,841	$13.46

Awards are being amortized to expense over the one- to three-year vesting period. The Company recognized approximately $986,000 and $1.3 million of compensation expense for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the Company granted in aggregate 188,225 of time-based and performance-based restricted stock. For the three months ended March 31, 2026, 818,627 shares of performance-based restricted stock were vested and released. Of the stock released to employees, 316,593 shares were withheld to cover withholding taxes of $8.9 million.

At March 31, 2026, there was approximately $2.3 million unrecognized expense related to time-based non-vested restricted stock and an additional $6.6 million for performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2025, there was in aggregate $8.4 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at March 31, 2026 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	54,546	7.02	0.8
February 27, 2024	253,918	7.02	1.0
March 11, 2025	66,166	11.88	2.0
March 11, 2025	285,986	11.88	1.8
March 5, 2026	49,369	26.98	2.8
March 5, 2026	138,856	26.98	2.8
Total non-vested shares	848,841

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

	For the Three Months Ended March 31,
	2026	2025
Revenues:	(in thousands)
Net earned premiums	$199,692	$200,034
Net investment income	9,867	8,575
Net realized gains (losses) on debt securities and other investments	16	(4)
Other revenue	3,083	2,915
Total revenues	$212,658	$211,520
Expenses:
Losses and loss adjustment expense - current year	99,778	107,205
Losses and loss adjustment expense - prior year	(8,181)	(7,798)
Policy acquisition costs	45,335	45,815
General and administration costs (1)	21,756	20,983
Depreciation & amortization	3,152	2,879
Interest expenses	1,779	2,426
Income tax expense	12,556	9,536
Segment net income	$36,483	$30,473
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—
Consolidated net income	$36,483	$30,473

(1) Excludes depreciation and amortization expense

NOTE 23. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of March 31, 2026.

In April 2026, the Company repurchased an aggregate of 76,400 shares of its common stock under the 2026 Share Repurchase program for a total purchase price of $2.0 million.

On May 7, 2026, the Board of Directors established a new share repurchase plan, replacing the 2026 Share Repurchase Plan, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended, the “2025 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia and commercial residential insurance in Florida, Hawaii, New Jersey, and New York. We provide personal residential insurance in Florida, Hawaii, and South Carolina on both an admitted and non-admitted basis and in California on a non-admitted basis only. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

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

Supplemental Information

The Supplemental Information table below provides insight on our personal lines, commercial lines, and other business by providing policy count, premiums-in-force and total insured value for those product lines.

Policies-in-force:	Q1 2026	Q1 2025	% Change
Personal Residential	341,843	364,781	(6.29)%
Commercial Residential	3,069	2,908	5.54%
Other	8,997	10,132	(11.20)%
Total	353,909	377,821	(6.33)%

Premiums-in-force:
Personal Residential	1,161,078,115	1,144,698,410	1.43%
Commercial Residential	256,415,766	278,158,021	(7.82)%
Other	9,632,637	9,796,388	(1.67)%
Total	1,427,126,518	1,432,652,819	(0.39)%

Total Insured Value:
Personal Residential	317,090,936,074	320,649,423,206	(1.11)%
Commercial Residential	48,009,340,202	42,995,169,737	11.66%
Other	N/A	N/A	—%
Total	365,100,276,276	363,644,592,943	0.40%

Strategic Profitability Initiatives

The Company has focused on three main strategic initiatives aimed at achieving consistent long-term quarterly earnings and driving shareholder value, including:

•
Generating underwriting profit through rate adequacy and more selective underwriting
•
Allocating capital to products and geographies that maximize long-term returns
•
Targeting a balanced and diversified portfolio

In continuing to implement these three strategic initiatives, we plan to target the following profitability initiatives in 2026:

•
Target geographies open for new business, while closely managing risk and exposure
•
Continue persistent underwriting discipline and focus on rate adequacy while driving prudent top line growth
•
Enhance data driven analytics using AI and other technology tools.
•
Continue the refinement of customer service and claims capabilities.
•
Leverage infrastructure and capabilities to foster further growth, which includes our plan to enter the State of Texas on an excess and surplus lines basis
•
Act as opportunities emerge which will continue our diversification and expansion over the next several years
•
Expand our relationship with reinsurance partners to expand capacity, manage volatility while pursuing growth

Trends

Inflation, Underwriting and Pricing

We address reinsurance and loss cost trends in the property insurance sector through rates and inflation guard factors. Over the last several years, we have filed and been approved by state regulators for rate increases to achieve rate adequacy. Our rates are now adequate in over 90% of our territories, which are currently open for new business. We experienced intentional growth of our commercial residential business during 2025, with in-force premium in that line of business decreasing in the first quarter of 2026, driven primarily by competitive market conditions. To the extent that reinsurance and loss cost trends decline, our rates may be adjusted downward in the future. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned and impact our financial statements.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our policy retention has remained consistent in the upper 80’s to low 90’s. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on prudent growth in 2026 while managing exposure and ensuring rate adequacy throughout our book of business as well as providing high levels of customer service to our agents and policyholders.

We may experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. However, inflation is increasing at a lower rate than what we have experienced in the last several years. We adjust for changes in inflation by increasing or decreasing the inflation factor used in our pricing. Florida personal lines claim costs associated with litigated claims have decreased over the last several years due to favorable legislation aimed to curtail claims abuse and stabilize the Florida property insurance market. This has had the intended impact and has resulted in better margins and better rates for Florida policyholders. Accordingly, we have a positive outlook for Florida and the other rate adequate states.

We have a solid, consistent panel of reinsurance partners that provide reinsurance capacity at competitive pricing and sufficient levels to support our growth objectives. Additionally, we may leverage our captive reinsurer to assume risks from our insurance company affiliates.

Overview of Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

•
First quarter ended 2026 net income was $36.5 million or $1.19 per diluted share, compared to net income of $30.5 million or $0.99 per diluted share in the prior year quarter, primarily driven by higher investment income and a reduction in losses, partly offset by higher general and administrative expenses. The reduction in losses is attributable to a slightly lower net attritional loss ratio resulting from the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which continue to favorably impact results, as well as lower weather losses. Additionally, favorable prior year loss development increased from the prior year quarter. Policy acquisition costs were lower from the prior year quarter by 1.0%, driven mostly by lower costs associated with premium processing. General and administrative costs increased 4.4% from the prior year quarter driven primarily by human capital costs, with the net general and administrative expense ratio at 12.5% compared to 11.9% for the prior year quarter.
•
Gross premiums written of $346.7 million were down 2.6% from $356.0 million in the prior year quarter, primarily driven by a reduction in commercial residential business which was partly offset by higher gross premiums written for personal lines business. The Florida commercial residential market has become increasingly competitive and management is committed to maintaining adequate margins; as such Heritage will only write business that meets our underwriting and pricing standards. Management is also leveraging the expertise of our commercial residential team to expand this product to other states, the most recent of which is Hawaii. Overall, management believes we have achieved rate adequacy in over 90% of our territories and each of those territories were open for new business as of March 31, 2026. Our catastrophe excess of loss program this year will be completed with higher coverage than previously purchased but also at risk adjusted cost decreases. To the extent our cost of doing business decreases, our policyholders would benefit with reduced pricing, while we maintain adequate margins.
•
Gross premiums earned were $353.6 million, consistent with $353.8 million earned in the prior year quarter, as commercial residential business declined due to the market conditions described above, but were largely offset by higher gross premiums earned for the personal residential business.
•
Net premiums earned were $199.7 million, consistent with $200.0 million earned in the prior year quarter, given a small reduction in gross premiums earned described above, with relatively flat ceded premiums for the quarter.
•
Losses and loss adjustments expenses incurred of $91.6 million, a 7.9% improvement from $99.4 million in the prior year quarter. The decrease primarily stems from lower catastrophe losses and lower attritional losses, as well as higher favorable net loss development. Net weather and catastrophe losses for the current year quarter were $36.7 million, a decrease of $6.8 million from $43.5 million in the prior year quarter. Net losses in the current year quarter include non-hurricane catastrophe losses of $24.4 million from winter storms in the northeast, a decrease of $7.3 million compared to $31.8 million of non-hurricane catastrophe losses from the California wildfires in the prior year quarter. Other weather losses totaled $12.3 million, an increase of $600,000 from the prior year quarter amount of $11.7 million. Net favorable net loss development was $8.2 million in the current year quarter compared to net favorable development of $7.8 million in the prior year quarter. The favorable development is largely driven by the positive impacts of legislative changes and claims handling improvements which benefited prior accident year losses.
•
Ceded premium ratio was 43.5%, the same as the prior year quarter.
•
Net loss ratio was 45.9%, a 3.8 point improvement from 49.7% in the same quarter last year, driven by lower net losses and LAE as described above and relatively flat net premiums earned.
•
Net expense ratio was 35.2%, a 0.4 point increase from the prior year quarter amount of 34.8%, driven by primarily by an increase in human capital related expenses, partly offset by lower policy acquisition costs.
•
Net combined ratio of 81.0% improved 3.5 points from 84.5% in the prior year quarter, driven by a lower net loss ratio, partly offset by a higher net expense ratio as described above.

•
Net investment income increased to $9.9 million, a 15.1% increase from $8.6 million in the first quarter of 2025, driven mostly by a higher balance of invested assets. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.
•
The effective tax rate was 25.6% compared to 23.8% in the prior year first quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is 1.8 points higher than the prior year quarter. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	For the Three Months Ended March 31,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$346,745	$355,997	$(9,252)	(2.6)%
Change in gross unearned premiums	6,817	(2,169)	8,986	NM
Gross premiums earned	353,562	353,828	(266)	(0.1)%
Ceded premiums	(153,870)	(153,794)	(76)	0.0%
Net premiums earned	199,692	200,034	(342)	(0.2)%
Net investment income	9,867	8,575	1,292	15.1%
Net realized gains (losses) on debt securities and other investments	16	(4)	20	NM
Other revenue	3,083	2,915	169	5.8%
Total revenue	$212,658	$211,520	$1,139	0.5%

*NM - Not Meaningful

Total revenue

Total revenue was $212.7 million, up 0.5% compared to $211.5 million in the prior year quarter. The increase primarily stems from higher net investment income as described below.

Gross premiums written

Gross premiums written were $346.7 million, down 2.6% from $356.0 million in the prior year quarter, primarily driven by a reduction in commercial residential business which was partly offset by higher gross premiums written for personal lines business. The Florida commercial residential business has become increasingly competitive, and our commitment to maintaining acceptable margins and our underwriting standards remains intact. However, to the extent that reinsurance and loss costs decrease, premiums charged to policyholders could decrease while maintaining adequate margins. Management believes we have achieved rate adequacy in over 90% of our territories and each of those territories were open for new business as of March 31, 2026.

Premiums-in-force were $1.427 billion as of first quarter 2026, a decrease of 0.4% compared to $1.432 billion as of first quarter 2025, driven mostly by a reduction of commercial residential in-force premium driven by competitive pressures as described above.

Gross premiums earned

Gross premiums earned of $353.6 million were down 0.1% from $353.8 million in the prior year quarter, reflecting a reduction in commercial residential business driven by competitive pressures as described above, which was mostly offset by higher gross premiums earned for the personal residential business.

Ceded premiums

Ceded premiums were $153.9 million in first quarter 2026, relatively flat from $153.8 million in the prior year quarter.

Net premiums earned

Net premiums earned were $199.7 million in first quarter 2026, down 0.2% from $200.0 million in the prior year quarter driven by a small reduction in gross premiums earned and relatively flat ceded premiums as described above.

Net investment income

Net investment income was $9.9 million a 15.1% increase from $8.6 million for the first quarter of 2025. The increase is primarily due to higher cash and invested assets balances which are moving out on the yield curve, which was partly offset by lower yields on money market funds and our bank sweep accounts as a result of the current interest rate environment. We continue to manage our investment portfolio, while maintaining a conservative portfolio with high quality investments and duration liability matched.

	For the Three Months Ended March 31,
(Unaudited)	2026	2025	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	91,597	99,407	(7,810)	(7.9)%
Policy acquisition costs	45,335	45,815	(480)	(1.0)%
General and administrative expenses	24,908	23,862	1,046	4.4%
Total operating expenses	161,840	169,084	(7,244)	(4.3)%

Total expenses

Total expenses were $161.8 million in first quarter 2026, an improvement of 4.3% compared to $169.1 million in the prior year quarter. As described below, a reduction of losses and LAE is the primary driver, coupled with a small decrease in policy acquisition costs, and partly offset by higher general and administrative expenses.

Losses and loss adjustment expenses ("LAE")

Losses and LAE incurred were $91.6 million in first quarter 2026, down 7.9% from $99.4 million in the prior year quarter. The decrease primarily stems from lower catastrophe losses and lower attritional losses, as well as higher favorable net loss development. Net weather and catastrophe losses for the current accident quarter were $36.7 million, a decrease from $43.5 million in the prior year quarter. Catastrophe losses were $24.4 million compared to $31.8 million in the prior year quarter. Other weather losses totaled $12.3 million, an increase of $600,000 from the prior year quarter amount of $11.7 million. Net favorable prior year loss development was $8.2 million for the first quarter of 2026 compared to net favorable loss development of $7.8 million for the prior year quarter.

Policy acquisition costs

Policy acquisition costs were $45.3 million in first quarter 2026, down 1.0% from $45.8 million in the prior year quarter. The decrease is primarily attributable to lower policy and membership fees due to systems efficiencies, which was partly offset by higher agent commission and less ceding commission.

General and administrative expenses

General and administrative expenses were $24.9 million in first quarter 2026, up 4.4% from $23.9 million in the prior year quarter. The increase was driven largely by higher human capital related costs.

	For the Three Months Ended March 31,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	50,818	42,436	8,382	19.8%
Interest expense, net	1,779	2,426	(647)	(26.7)%
Income before income taxes	49,039	40,010	9,029	22.6%
Provision for income taxes	12,556	9,536	3,020	31.7%
Net income	$36,483	$30,474	$6,009	19.7%
Basic earnings per share	$1.19	$0.99	$0.20	20.2%
Diluted earnings per share	$1.19	$0.99	$0.20	20.2%

Net income

First quarter ended 2026 net income was $36.5 million or $1.19 per diluted share, compared to net income of $30.5 million or $0.99 per diluted share in the prior year quarter, primarily driven by higher investment income and a reduction in losses, partly offset by higher general and administrative expenses. The reduction in losses is attributable to a slightly lower attritional loss ratio resulting from the positive impact of rate actions, underwriting actions, and targeted exposure management taken over the last several years, which continue to favorably impact results, as well as lower weather losses. Additionally, favorable prior year loss development increased from the prior year quarter. Policy acquisition costs were relatively flat and general and administrative costs increased 4.4% driven primarily by human capital costs, with the net general and administrative expense ratio relatively flat compared to the prior year quarter

Interest expense, net

Interest expense, net was $1.8 million in the first quarter of 2026, slightly lower than $2.4 million for the prior year quarter, driven by lower interest rates on a lower amount of debt outstanding.

Income tax expense

The income tax expense was $12.6 million in first quarter 2026 compared to $9.5 million in the prior year quarter, with the higher provision in the current quarter driven by higher pre-tax earnings compared to the prior year quarter. The effective tax rate for the current year quarter was 25.6% compared to 23.8% in the prior year quarter, an increase of 1.8 points. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For the Three Months Ended March 31,
(Unaudited)	2026	2025
Ceded premium ratio	43.5%	43.5%

Net loss and LAE ratio	45.9%	49.7%
Net expense ratio	35.2%	34.8%
Net combined ratio	81.0%	84.5%

Net combined ratio

The net combined ratio was 81.0% in first quarter 2026, a 3.5 point improvement from 84.5% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio, partly offset by a higher expense ratio, as described below.

Ceded premium ratio

The ceded premium ratio was 43.5% in first quarter 2026, the same as the prior year quarter.

Net loss and LAE ratio

The net loss and LAE ratio was 45.9% in first quarter 2026, a 3.8 point improvement from 49.7% in the prior year quarter, driven by a reduction in net losses and LAE as described above.

Net expense ratio

The net expense ratio was 35.2%, up 0.3 points from the prior year quarter amount of 34.8%, primarily driven by a slightly higher net general and administrative expense ratio, partly offset by a lower policy acquisition cost ratio.

Financial Condition – March 31, 2026 compared to December 31, 2025

Cash and Cash Equivalents

Cash and cash equivalents were $517.1 million as of March 31, 2026, a decrease of $42.2 million from $559.3 million as of December 31, 2025. The decrease was primarily driven by $10.0 million of cash used for the repurchase of 370,484 shares of common stock and the reallocation of $28.0 million of cash into bond investments.

Fixed Maturity Securities

At March 31, 2026, fixed income securities increased by $38.1 million to $751.4 million from $713.2 million at December 31, 2025. The increase primarily relates to the allocation of $28.0 million to purchase debt securities with a longer duration to lock in interest rates.

Reinsurance Recoverable on Paid and Unpaid Claims

At March 31, 2026, reinsurance recoverable on paid and unpaid claims decreased by $57.4 million to $261.2 million from $318.6 million at December 31, 2025. The decrease was primarily driven by reinsurance reimbursements collected during the first quarter of 2026, primarily associated with claims payments for Hurricanes Ian and Milton as well as a reduction in ultimate losses for certain catastrophic events which reduced reinsurance recoverable on unpaid claims as claims developed favorably.

Prepaid Reinsurance Premiums

At March 31, 2026, prepaid reinsurance premium decreased by $112.4 million to $194.6 million from $307.0 million at December 31, 2025. The decrease was primarily driven by payment of reinsurance deposit premiums during the first quarter of 2026.

Unpaid Losses and Loss Adjustment Expenses

At March 31, 2026, unpaid losses and loss adjustment expenses decreased by $35.4 million to $544.0 million from $579.5 million at December 31, 2025. This amount represents unpaid loss and loss adjustment expenses excluding any reinsurance recoveries. The decrease was primarily due to payment of claims for Hurricanes Milton and Ian during first quarter 2025, as well as a reduction in ultimate losses for certain catastrophic events as claims developed favorably.

Reinsurance Payable

At March 31, 2026, reinsurance payable decreased by $159.3 million to $73.5 million from $232.8 million at December 31, 2025, driven by quarterly deposit premium payments made during the quarter.

Total Shareholders’ Equity

Total shareholders’ equity increased $15.1 million to $520.4 million at March 31, 2026 from $505.3 million at December 31, 2025, primarily reflecting net income for the quarter, partially offset by an increase in accumulated other comprehensive loss due to higher unrealized losses, a reduction in additional paid‑in capital related to surrendered restricted stock for tax withholdings, and common stock repurchases.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of March 31, 2026, we had $517.1 million of cash and cash equivalents and $753.7 million in investments, compared to $559.3 million and $715.6 million, respectively, as of December 31, 2025. As described above, the decrease in cash and cash equivalents was primarily due to the pay down on other debt, and strategic investment of funds into longer duration fixed income securities to lock in current interest rates.

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

Cash Flows

	For the Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$24,864	$837	$24,026
Investing activities	(44,301)	(3,469)	(40,831)
Financing activities	(19,853)	(21,651)	1,798
Net (decrease) increase in cash and cash equivalents	$(39,290)	$(24,283)	$(15,007)

Operating Activities

Net cash provided by operating activities was $24.9 million for the three months ended March 31, 2026 compared to net cash provided by operating activities of $837,000 for the comparable period in 2025. The increase in cash provided by operating activities relates primarily to timing of cash flows associated with claim and reinsurance payments as well as reinsurance reimbursements during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $44.3 million as compared to net cash used in investing activities of $3.5 million for the comparable period in 2025. The change in cash used in investing activities relates primarily to timing of investment maturities and re-investment of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates.

Financing Activities

Net cash used in financing activities was $19.9 million for the three months ended March 31, 2026, compared to $21.7 million for the comparable period in 2025. The change was primarily driven by the repurchase of common stock of $10.0 million and the surrender of restricted stock to satisfy tax withholding obligations of $8.9 million. By comparison, cash used in financing activities during the 2025 period primarily reflected repayments of the FHLB‑ATL loan and term note agreement totaling $21.6 million.

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

Term Loan Facility. The principal amount of the Term Loan Facility under the Amended and Restated Credit Facility amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, payable quarterly, and increasing to approximately $1.4 million per quarter commencing with the quarter ending

September 30, 2028, with the remaining balance payable at maturity in July 2030. As of March 31, 2026, there was $73.1 million in aggregate principal amount outstanding under the Term Loan Facility and as of December 31, 2025, there was $74.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which amount was repaid in connection with the Amended and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. On December 3, 2025, the Company secured letters of credit in aggregate of $32.0 million with a maturity date of March 31, 2026, with no draws as of December 31, 2025. At March 31, 2026, the Company had $25.0 million in outstanding letters of credit issued from the Revolving Credit Facility and paid $198,823 of letter of credit issuance fees.

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

The applicable margin for loans under the Credit Facilities varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of March 31, 2026, the borrowings under the Term Loan Facility were accruing interest at a rate of 6.173% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio. As of March 31, 2026, the Company paid in commitment fees in aggregate of $76,946 as it relates to the unused portion of the Revolving Credit Facility.

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

As of March 31, 2026 and December 31, 2025, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of March 31, 2026, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $570,000.

In December 2018, another subsidiary became a member of the Federal Home Loan Bank Des Moines ("FHLB-DM"). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. As of March 31, 2026, the fair value of the collateralized securities was $3.6 million and the equity investment in FHLB-DM common stock was $324,700.

Critical Accounting Policies and Estimates

When we prepare our condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (GAAP), we must make estimates and assumptions about future events that affect the amounts we report. Certain of these estimates result from judgments that can be subjective and complex. As a result of that subjectivity and complexity, and because we continuously evaluate these estimates and assumptions based on a variety of factors, actual results could materially differ from our estimates and assumptions if changes in one or more factors require us to make accounting adjustments. We have made no material changes or additions with regard to those policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.45 years and 3.0 years at March 31, 2026 and 2025, respectively, and 3.1 years at December 31, 2025. To the extent interest rates decrease during 2026, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of March 31, 2026, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at March 31, 2026.

We have not experienced a material impact when compared to the tabular presentations of our interest rate and market risk sensitive instruments in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting for the period ending March 31, 2026.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 13, 2026. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, the Company repurchased 370,484 shares of common stock under the 2026 Share Repurchase Plan. The average cost per share repurchased was $26.79. As of March 31, 2026, the Company had $15.0 million of capacity remaining under the 2026 Share Repurchase Plan.

A summary of the Company’s common stock repurchases during the quarter ended March 31, 2026, is set forth in the table below (in thousands, except shares and price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Plans or Programs	Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
January 1, 2026 - January 31, 2026	112,858	$26.58	112,858	$21,997
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	257,626	$27.00	257,626	$14,994
Total for the three months ended March 31, 2026	370,484	$26.79	370,484	$14,994

(1) Represents the average balance before commission and fees at the end of each period.

(2) On November 5, 2025, the Board of Directors established the 2026 Share Repurchase Plan, which commenced on January 1, 2026 and will expire on December 31, 2026, for repurchases of up to an aggregate of $25.0 million of the Company's common stock.

Item 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Executive Officer Employment Agreements

(e)

On May 5, 2026, the Company entered into an amendment to the employment agreement with Timothy Moura, the President of NBIC (the “Moura Amendment”). On May 6, 2026, the Company entered into an amendment to the employment agreement with each of Ernie Garateix, the Company’s Chief Executive Officer (the “Garateix Amendment”) and Kirk Lusk, the Company’s Chief Financial Officer (the “Lusk Amendment” and together with the Moura Amendment and the Garateix Amendment, the “Amendments”).

The Garateix Amendment amended Mr. Garateix’s existing employment agreement to, beginning in 2026, (i) increase the value of his annual time-based restricted stock award from 75% to 80% of his annual base salary, (ii) increase the value of his threshold and target opportunity under his annual performance-based restricted stock award to a threshold opportunity of 55% of the target opportunity (from 50%) and a target opportunity of 125% of annual base salary (from 120%) and (iii) increase his cash severance payment multiple in the event of a termination of employment without cause or for good reason from 1.5 times to 2.0 times.

The Lusk Amendment amended Mr. Lusk’s existing employment agreement to, beginning in 2026, (i) increase the value of his annual cash incentive award from a threshold, target and maximum opportunity of 30%, 65% and 95%, respectively, of annual base salary to 35%, 75% and 110%, respectively, of annual base salary, (ii) increase the value of his annual time-based restricted stock award from 40% to 50% of his annual base salary and (iii) increase the value of his target opportunity under his annual performance-based restricted stock award from 50% to 60% of annual base salary.

The Moura Amendment amended Mr. Moura’s existing employment agreement to, beginning in 2026, (i) decrease his annual base salary from $650,000 to $585,000, (ii) increase the value of his annual cash incentive award from a threshold, target and maximum opportunity of 15%, 19% and 40%, respectively, of annual base salary to 25%, 30% and 60%, respectively, of annual base salary, (iii) increase the value of his annual time-based restricted stock award from 15% to 20% of his annual base salary and (iv) modify the value of his target and maximum opportunity under his annual performance-based restricted stock award to a target opportunity of 50% of annual base salary (from 20%) and a maximum opportunity of 150% of the target opportunity (from 240%).

The foregoing descriptions of the Amendments are qualified in their entirety by reference to the full text of the Garateix Amendment, the Lusk Amendment and the Moura Amendment, copies of which are attached hereto as Exhibit 10.10(a), Exhibit 10.7(a) and Exhibit 10.11(a), respectively, and are incorporated by reference herein.

Rule 10b5-1 Trading Plans

No officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2026.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
10.7(a)†*	Amendment No. 1 to Employment Agreement, dated May 6, 2026, between Heritage Insurance Holdings, Inc. and Kirk Lusk
10.10(a)†*	Amendment No. 1 to Employment Agreement, dated May 6, 2026, between Heritage Insurance Holdings, Inc. and Ernie Garateix
10.11(a)†*	Amendment No. 1 to Employment Agreement, dated May 5, 2026, between Heritage Insurance Holdings, Inc. and Tim Moura
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: May 8, 2026	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 8, 2026	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)