Form 10-Q
period 2026-06-30
Heritage Insurance Holdings, Inc.
filed 2026-08-07
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on August 2, 2026 was 29,732,416

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
•
changes in interest rates and their impact on investment income or losses on our investment portfolio and on our variable rate indebtedness;
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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $821,858 and $726,774)	$801,910	$713,237
Equity securities, at fair value, (cost $816 and $1,064)	816	1,064
Other investments, net	1,259	1,285
Total investments	803,985	715,586
Cash and cash equivalents	587,597	559,274
Restricted cash	13,782	13,307
Accrued investment income	7,507	6,556
Premiums receivable, net	94,034	95,331
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175	305,175	318,588
Prepaid reinsurance premiums	460,694	307,039
Deferred income tax asset, net	6,003	5,855
Deferred policy acquisition costs, net	68,921	64,544
Property and equipment, net	27,715	28,254
Right-of-use lease asset, finance	11,374	12,598
Right-of-use lease asset, operating	6,086	4,878
Intangibles, net	27,147	30,189
Other assets	32,416	33,823
Total Assets	$2,452,436	$2,195,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$481,997	$579,477
Unearned premiums	738,384	707,923
Reinsurance payable	501,033	232,801
Long-term debt, net	71,287	78,428
Advance premiums	26,635	19,164
Income taxes payable, net	5,660	4,282
Accrued compensation	6,618	8,844
Lease liability, finance	14,254	15,587
Lease liability, operating	6,293	5,800
Accounts payable and other liabilities	32,547	38,265
Total Liabilities	$1,884,708	$1,690,571

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,071,733 shares issued and 29,732,416 outstanding at June 30, 2026 and 43,171,585 shares issued and 30,833,776 outstanding at December 31, 2025	3	3
Additional paid-in capital	359,501	365,736
Accumulated other comprehensive loss, net of taxes	(15,446)	(10,555)
Treasury stock, at cost, 13,339,317 and 12,337,809 shares at June 30, 2026 and December 31, 2025, respectively	(157,773)	(133,183)
Retained earnings	381,443	283,250
Total Stockholders' Equity	567,728	505,251
Total Liabilities and Stockholders' Equity	$2,452,436	$2,195,822

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Amounts in thousands, except per share and share amounts)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Gross premiums written	$388,441	$410,968	$735,187	$766,965
Change in gross unearned premiums	(37,288)	(57,374)	(30,471)	(59,543)
Gross premiums earned	351,153	353,594	704,716	707,422
Ceded premiums	(150,029)	(157,278)	(303,899)	(311,072)
Net premiums earned	201,124	196,316	400,817	396,350
Net investment income	10,595	9,034	20,462	17,609
Net realized (losses) gains on debt securities and other investments	(37)	4	(21)	—
Other revenue	2,513	2,681	5,596	5,595
Total revenues	214,195	208,035	426,854	419,554
EXPENSES:
Losses and loss adjustment expenses	61,057	75,620	152,654	175,027
Policy acquisition costs, net of ceding commission income (1)	45,510	43,146	90,845	88,961
General and administrative expenses, net of ceding commission income(2)	23,778	24,399	48,687	48,260
Total expenses	130,345	143,165	292,186	312,248
Operating income	83,850	64,870	134,668	107,306
Interest expense, net	1,690	1,880	3,468	4,306
Income before income taxes	82,160	62,990	131,200	103,000
Income tax expense	20,450	14,966	33,006	24,502
Net income	$61,710	$48,024	$98,194	$78,498
OTHER COMPREHENSIVE INCOME
Change in net unrealized (losses) gains on investments	(1,947)	6,072	(6,438)	14,549
Reclassification adjustment for net realized investment losses	37	(4)	21	—
Income tax benefits (expense) related to items of other comprehensive income	452	(1,443)	1,526	(3,459)
Total comprehensive income	$60,252	$52,649	$93,303	$89,588
Weighted average shares outstanding
Basic	30,017,180	31,004,218	30,349,056	30,851,022
Diluted	30,076,443	31,063,481	30,408,347	30,910,285
Earnings per share
Basic	$2.06	$1.55	$3.24	$2.54
Diluted	$2.05	$1.55	$3.23	$2.54

(1)
Policy acquisition costs includes $11.4 million and $22.3 million of ceding commission income for the three and six months ended June 30, 2026 and $13.1 million and $24.8 million of ceding commission income for the three and six months ended June 30, 2025.
(2)
General and administration includes $3.7 million and $7.3 million of ceding commission income for the three and six months ended June 30, 2026 and $4.3 million and $8.2 million of ceding commission income for the three and six months ended June 30, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

3

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	30,833,776	$3	$365,736	$283,250	$(133,183)	$(10,555)	$505,251
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,433)	(3,433)
Issuance of restricted stock	188,225	—	—	—	—	—	—
Surrendered shares for tax withholdings	(316,592)	—	(8,909)	—	—	—	(8,909)
Stock-based compensation on restricted stock	—	—	986	—	—	—	986
Purchase of treasury stock	(370,484)	—	—	—	(10,006)	—	(10,006)
Net Income	—	—	—	36,483	—	—	36,483
Balance at March 31, 2026	30,334,925	$3	$357,813	$319,733	$(143,189)	$(13,988)	$520,372
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,458)	(1,458)
Issuance of restricted stock	28,515	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,688	—	—	—	1,688
Purchase of treasury stock	(631,024)	—	—	—	(14,584)	—	(14,584)
Net income	—	—	—	61,710	—	—	61,710
Balance at June 30, 2026	29,732,416	$3	$359,501	$381,443	$(157,773)	$(15,446)	$567,728

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003
Net unrealized change in investments, net of tax	—	—	—	—	—	4,625	4,625
Issuance of restricted stock	24,300	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,650	—	—	—	1,650
Net Income	—	—	—	48,024	—	—	48,024
Balance at June 30, 2025	31,017,570	$3	$365,559	$166,154	$(130,900)	$(17,514)	$383,302

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For The Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$98,194	$78,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	2,674	2,915
Bond amortization and accretion	(388)	(208)
Expected credit allowance on reinsurance	—	22
Amortization of original issuance discount on debt	235	140
Depreciation and amortization	6,054	5,856
Provision for credit losses	(196)	181
Net realized losses	(21)	—
Deferred income taxes	1,378	(939)
Gain on sale of fixed assets, net	—	(4)
Changes in operating assets and liabilities:
Accrued investment income	(951)	43
Premiums receivable, net	1,493	2,229
Prepaid reinsurance premiums	(153,655)	(220,483)
Reinsurance recoverable on paid and unpaid claims	13,413	216,137
Income tax receivable	—	(19,118)
Deferred policy acquisition costs	(4,377)	(7,736)
Right of use leased asset, net	16	1,849
Other assets	1,407	(14,539)
Unpaid losses and loss adjustment expenses	(97,480)	(329,504)
Unearned premiums	30,461	59,528
Reinsurance payable	268,232	275,220
Accrued interest	(7)	(125)
Accrued compensation	(2,226)	(2,543)
Advance premiums	7,471	3,420
Leased liabilities, net	(840)	(1,891)
Income tax payable	1,378	(846)
Other liabilities	(5,712)	(3,973)
Net cash provided by operating activities	166,553	44,129
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	66,772	91,238
Fixed maturity securities purchases	(161,453)	(86,327)
Redemption of equity securities	—	893
Proceeds from sale of assets	—	16
Return on other investments	26	1,088
Equity securities reinvestments of dividends	248	(21)
Cost of property and equipment acquired, net of disposals	(2,473)	(3,631)
Net cash used in (provided by) investing activities	(96,880)	3,256
FINANCING ACTIVITIES
Principal payments on term loan facility	(1,876)	(4,750)
Purchase of treasury stock	(24,590)	—
Repayment of loan agreement	(5,500)	(19,200)
Tax withholding on share-based compensation awards	(8,909)	—
Mortgage loan payments	—	(148)
Net cash used in financing activities	(40,875)	(24,098)
Increase in cash, cash equivalents, and restricted cash	28,798	23,287
Cash, cash equivalents and restricted cash, beginning of period	572,581	463,645
Cash, cash equivalents and restricted cash, end of period	$601,379	$486,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$2,926	$3,940

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	June 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$587,597	$559,274
Restricted cash	13,782	13,307
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$601,379	$572,581

Restricted cash represents funds held to meet regulatory requirements in certain states in which the Company operates as well as deposits related to reinsurance transactions using catastrophe bonds.

Cash paid for income taxes consisted of the following as of June 30, 2026 and 2025, respectively.

	June 30, 2026	June 30, 2025
	(In thousands)
Federal	$24,300	$40,800
State	5,951	4,672
Total income taxes paid, net of refunds	$30,251	$45,472

Income taxes paid, net of refunds exceeded 5% of total income taxes paid, net of refunds in the following state and local jurisdictions:

State	June 30, 2026	June 30, 2025
Florida	$5,500	$4,000
New York	*	*

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

The Company continually monitors new accounting pronouncements issued by the FASB and other standard-setting bodies. Management has evaluated accounting standards issued but not yet adopted as of June 30, 2026, including Accounting Standards Updates issued during 2026. Based on the nature of the Company's operations and investment activities, management does not currently expect any recently issued accounting standards to have a material effect on the Company's consolidated financial statements or related disclosures.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

June 30, 2026	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities	$130,483	$247	$420	$130,310
States, municipalities and political subdivisions	359,301	849	14,593	345,557
Corporate bonds	251,733	1,378	4,797	248,314
Mortgage-backed securities	77,020	50	2,638	74,432
Asset-backed securities	991	—	24	967
Other	2,330	—	—	2,330
Total	$821,858	$2,524	$22,472	$801,910

During June 2026, the Company repaid in full the borrowings collateralized by investment securities under advance agreements entered into in 2024. As a result, debt securities with a carrying amount of $3.6 million were no longer pledged as collateral as of June 30, 2026.

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

Net Realized Gains (Losses) on Debt Securities

The following table presents net realized gain (losses) on debt securities available‑for‑sale for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$7	$1,605	$6	$—
Total realized losses	(51)	973	(2)	35
Net realized (losses) gains on debt securities available-for-sale	$(44)	$2,578	$4	$35

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$26	$3,943	$10	$—
Total realized losses	(60)	27,658	(10)	—
Net realized (losses) gains on debt securities available-for-sale	$(34)	$31,601	$—	$—

The following table presents the reconciliation of net realized gains (losses) from debt securities and other investments on the Company’s investments reported for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains on sales of available-for-sale securities	$7	$6	$26	$10
Gross realized losses on sales of available-for-sale securities	(51)	(2)	(60)	(10)
Gross realized losses on other investments	—	—	—	—
Gross realized gains on other investments	7	—	13	—
Net realized (losses) gains on investments	$(37)	$4	$(21)	$—

The table below summarizes the Company’s debt securities at June 30, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	June 30, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$128,596	15.6%	$127,900	15.9%
Due after one year through five years	410,554	50.0%	399,655	49.8%
Due after five years through ten years	180,145	21.9%	174,508	21.8%
Due after ten years	102,563	12.5%	99,847	12.5%
Total	$821,858	100.0%	$801,910	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Debt securities	$7,320	$5,695	$14,244	$11,043
Equity securities	6	12	32	45
Cash and cash equivalents	3,807	3,653	7,204	7,058
Other investments	—	146	46	455
Net investment income	11,133	9,506	21,526	18,601
Less: Investment expenses	538	472	1,064	992
Net investment income, less investment expenses	$10,595	$9,034	$20,462	$17,609

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at June 30, 2026 and December 31, 2025, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
June 30, 2026	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	24	$308	$59,103	12	$112	$11,273
States, municipalities and political subdivisions	45	786	58,681	270	13,807	206,623
Corporate bonds	80	731	79,848	86	4,066	57,767
Mortgage-backed securities	33	723	48,898	106	1,915	12,269
Asset-backed securities	—	—	—	19	24	967
Total	182	2,548	246,530	493	19,924	288,899

	Less Than Twelve Months			Twelve Months or More
December 31, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	—	$—	$—	12	$210	$11,164
States, municipalities and political subdivisions	7	55	10,937	302	14,097	232,460
Corporate bonds	9	11	11,734	115	4,239	77,501
Mortgage-backed securities	—	—	—	112	1,826	13,336
Asset-backed securities	—	—	—	20	30	1,170
Total	16	66	22,672	561	20,402	335,631

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

The Company evaluated available‑for‑sale debt securities in unrealized loss positions at June 30, 2026 and determined that the losses were driven by interest rate movements, changes in yield curve dynamics, market liquidity conditions, and broader fixed‑income market volatility, none of which indicated credit deterioration; accordingly, no allowance for credit losses was recorded for the three or six months ended June 30, 2026.

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

The following table summarizes the carrying value and maximum loss exposure of the Company’s non-consolidated VIEs at June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026		December 31, 2025
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$833	$833	$839	$839
Investments in non-consolidated VIEs - Measurement alternative	$426	$426	$446	$446
Total non-consolidated VIEs	$1,259	$1,259	$1,285	$1,285

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. At June 30, 2026 and December 31, 2025, there were no transfers in or out of Level 1, 2, and 3.

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

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

June 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$587,597	$587,597	$—	$—
Restricted cash	13,782	13,782	—	—
Total assets:	$601,379	$601,379	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$130,310	$—	$130,310	$—
States, municipalities and political subdivisions	345,557	—	345,557	—
Corporate bonds	248,314	—	248,314	—
Mortgage-backed securities	74,432	—	74,432	—
Asset-backed securities	967	—	967	—
Other	2,330	—	2,330	—
Total debt securities	$801,910	$—	$801,910	$—
Equity Securities
Common stock	816	816	—	—
Total debt securities and equity securities	$802,726	$816	$801,910	$—

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$559,274	$559,274	$—	$—
Restricted cash	13,307	13,307	—	—
Total assets:	$572,581	$572,581	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$90,184	$—	$90,184	$—
States, municipalities and political subdivisions	335,482	—	335,482	—
Corporate bonds	225,722	—	225,722	—
Mortgage-backed securities	57,600	—	57,600	—
Asset-backed securities	1,169	—	1,169	—
Other	3,080	—	3,080	—
Total debt securities	$713,237	$—	$713,237	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$714,301	$1,064	$713,237	$—

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

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three and six months ended June 30, 2026, there were no assets or liabilities that were measured at fair value on a non-recurring basis.

Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive income for the three and six months ended June 30, 2026 and 2025, respectively:

	For The Three Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(1,947)	$462	$(1,485)	$6,072	$(1,443)	$4,629
Reclassification adjustment of realized losses included in net income	37	(10)	27	(4)	—	(4)
Effect on other comprehensive (loss) income	$(1,910)	$452	$(1,458)	$6,068	$(1,443)	$4,625

	For The Six Months Ended June 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(6,438)	$1,531	$(4,907)	$14,549	$(3,459)	$11,090
Reclassification adjustment of realized losses included in net income	21	(5)	16	—	—	—
Effect on other comprehensive (loss) income	$(6,417)	$1,526	$(4,891)	$14,549	$(3,459)	$11,090

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Six Months Ended June 30,
	2026	2025
Operating lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$697	$778
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Consolidated Statements of Operations	1,207	1,247
Interest on lease liabilities, included in Interest expense on the Consolidated Statements of Operations	300	355
Total finance lease cost	$1,507	$1,602
Variable lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$326	$582
Short-term lease cost, included in General & Administrative expenses on the Consolidated Statements of Operations	$36	$55

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	June 30, 2026	December 31, 2025
Right of use assets	$6,086	$4,878
Lease liability	$6,293	$5,800
Finance Leases
Right of use assets	$11,374	$12,598
Lease liability	$14,254	$15,587

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	June 30, 2026		December 31, 2025
Operating lease	8.05	yrs.	2.10	yrs.
Finance lease	4.75	yrs.	5.22	yrs.
Weighted-average discount rate
Operating lease	6.17%		5.33%
Finance lease	4.1%		4.12%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2026 - remaining	$1,580	$631
2027	3,190	1,241
2028	3,270	1,272
2029	3,351	1,182
2030	3,436	466
2031 and thereafter	864	3,392
Total lease payments	15,691	8,184
Less: imputed interest	1,437	1,891
Present value of lease liabilities	$14,254	$6,293

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Computer hardware and software	$43,241	$41,035
Office furniture and equipment	1,499	1,498
Tenant and leasehold improvements	2,119	5,462
Vehicle fleet	228	234
Total, at cost	47,087	48,229
Less: accumulated depreciation and amortization	(19,372)	(19,975)
Property and equipment, net	$27,715	$28,254

For the six months ended June 30, 2026, the Company capitalized an additional $2.1 million of costs related to internal‑use software development to incorporate the Company’s commercial products into the system. The Company expects the development and full integration of the system to be completed by the end of 2026. Upon being placed into service, capitalized internally developed software costs are amortized on a straight‑line basis over an estimated useful life of seven years.

Depreciation and amortization expense for property and equipment was approximately $1.4 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense for property and equipment was $3.0 and $2.4 million for the six months ended June 30, 2026 and 2025, respectively.

During the first quarter of 2026, the Company recorded a charge for the write‑off of the remaining net book value of leasehold improvements related to an operating lease that was early terminated effective January 31, 2026. In connection with the early termination, the Company reduced its occupied square footage and entered into a new lease with the existing landlord. Fully depreciated leasehold improvements totaling $3.6 million were written off during the period. In addition, the Company recognized a gain of $721,839 related to the derecognition of the associated operating lease right‑of‑use asset and lease liability, which is included in general and administrative expense in the Company's condensed statement of operations.

NOTE 7. INTANGIBLE ASSETS, NET

At June 30, 2026 and December 31, 2025, intangible assets were $27.1 million and $30.2 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.

Amortization expense of the Company’s intangible assets for the three month periods ended June 30, 2026 and 2025 was $1.5 and $1.6 million, respectively. Amortization expense for intangible assets for the six month periods ended June 30, 2026 and 2025 was $3.0 million and $3.1 million, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and six months ended June 30, 2026 or 2025.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2026 − remaining	$2,993
2027	$5,836
2028	$3,913
2029	$3,813
2030	$3,813
Thereafter	$5,464
Total	$25,832

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common stockholders (000's)	$61,710	$48,024	$98,194	$78,498
Weighted average shares outstanding	30,017,180	31,004,218	30,349,056	30,851,022
Basic earnings per share:	$2.06	$1.55	$3.24	$2.54

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$61,710	$48,024	$98,194	$78,498
Weighted average shares outstanding	30,017,180	31,004,218	30,349,056	30,851,022
Add: Effect of dilutive securities
5.875% Convertible Notes	59,263	59,263	59,291	59,263
Diluted weighted average common shares outstanding	30,076,443	31,063,481	30,408,347	30,910,285
Diluted earnings per share:	$2.05	$1.55	$3.23	$2.54

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended June 30, 2026 and 2025, the Company allocated ceding commission income of $11.4 million and $13.1 million to policy acquisition costs, respectively, and $3.7 million and $4.3 million to general and administrative expense, respectively. For the six months ended June 30, 2026 and 2025, the Company allocated ceding commission income of $22.3 million and $24.8 million to policy acquisition costs, respectively and $7.3 million and $8.2 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three and six months ended June 30, 2026 and 2025:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance of deferred ceding commission income	$40,909	$40,051	$42,213	$42,561
Ceding commission deferred	16,374	18,606	29,625	31,637
Less: ceding commission earned	(15,081)	(17,401)	(29,636)	(32,942)
Ending balance of deferred ceding commission income	$42,202	$41,256	$42,202	$41,256

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

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and six months ended June 30, 2026 and 2025.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning Balance	$64,367	$63,906	$64,544	$63,204
Policy acquisition costs deferred, net of ceding commission	45,510	43,146	90,845	88,961
Amortization	(40,956)	(36,112)	(86,468)	(81,225)
Ending Balance	$68,921	$70,940	$68,921	$70,940

NOTE 11. INCOME TAXES

The following table summarizes the provision for income taxes for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Federal:
Current	$26,379	$21,021
Deferred	1,271	(786)
Provision for Federal income tax	27,650	20,235
State:
Current	$5,249	$4,419
Deferred	107	(152)
Provision for State income tax expense	5,356	4,267
Provision for income taxes	$33,006	$24,502

For the three months ended June 30, 2026 and 2025, the Company recorded income tax expense of $20.5 million and $15.0 million, respectively, resulting in effective tax rates of 24.9% and 23.8%, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded income tax expense of $33.0 million and $24.5 million respectively, resulting in effective tax rates of 25.2% and 23.8%, respectively. The effective tax rate for the six months ended June 30, 2026 was modestly higher than the effective tax rate for the comparable period in 2025. The increase was primarily attributable to differences in the estimated annual pre-tax income for 2026 and 2025 and the related impact of permanent tax differences on the Company's annual effective tax rate.

The Company has recorded its deferred tax assets and liabilities using the statutory federal tax rate of 21%. The Company believes it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which the Company believes will generate sufficient taxable income to realize the deferred tax asset.

The below table summarizes the significant components of the Company's net deferred tax assets:

	June 30, 2026	December 31, 2025
Deferred tax assets:	(in thousands)
Unearned premiums	$19,822	$19,342
Tax-related discount on loss reserve	4,185	4,399
Stock-based compensation	999	1,323
Accrued expenses	812	1,533
Leases	737	924
Unrealized losses	5,711	4,185
Other	530	488
Total deferred tax asset	32,796	32,194

Deferred tax liabilities:
Deferred acquisition costs	16,421	15,379
Prepaid expenses	262	152
Property and equipment	2,401	2,738
Basis in purchased investments	24	2
Basis in purchased intangibles	5,995	6,652
Other	1,690	1,416
Total deferred tax liabilities	26,793	26,339
Net deferred tax assets	$6,003	$5,855

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

At June 30, 2026 and December 31, 2025, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTE 12. REINSURANCE

Overview

In order to limit the Company’s potential exposure to individual risks and catastrophic events, the Company purchases significant reinsurance from third party reinsurers. Purchasing reinsurance is an important part of the Company’s risk management strategy, and premiums ceded to reinsurers is one of the Company’s largest costs. The Company has strong relationships with reinsurers, which it attributes to its management’s industry experience, disciplined underwriting, and claims management capabilities. For each of the twelve months beginning June 1, 2026 and 2025, the Company purchased catastrophe excess of loss reinsurance from the following sources: (i) the Florida Hurricane Catastrophe Fund, a state-mandated catastrophe fund (“FHCF”) which provides reinsurance for Florida personal residential and commercial residential admitted policies only, (ii) private reinsurers, all of which were rated “A-” or higher by A.M. Best Company, Inc. (“A.M. Best”) or Standard & Poor’s Financial Services LLC (“S&P”) or are fully collateralized, (iii) the Company’s wholly-owned reinsurance subsidiary, Osprey Re Ltd. (“Osprey”), and (iv) Citrus Re Ltd (“Citrus Re”), a special purpose vehicle through which the Company sponsors catastrophe bonds. In addition to purchasing excess of loss catastrophe reinsurance, the Company also purchases quota share, property per risk and facultative reinsurance from reinsurers who are either rated “A-” or higher by A.M. Best or are fully collateralized. The Company’s quota share program limits its exposure on catastrophe and non-catastrophe losses and provides ceding commission income. The Company’s per risk programs generally limit its net exposure in the event of a severe non-hurricane loss impacting a single location or risk. The Company also utilizes facultative reinsurance to supplement its per risk reinsurance program where the Company’s capacity needs dictate.

Purchasing a sufficient amount of reinsurance to cover catastrophic losses from single or multiple events or significant non-catastrophe losses is an important part of the Company’s risk management strategy. Reinsurance involves transferring, or “ceding”, a portion of the risk exposure on policies the Company writes to another insurer, known as a reinsurer. To the extent that the Company’s reinsurers are unable to meet the obligations they assume under the Company’s reinsurance agreements, the Company remains liable for the entire insured loss.

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

2026 - 2027 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2026, the Company entered into catastrophe excess of loss reinsurance agreements for 2026-2027 covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). As described above, the catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re. The FHCF covers Florida admitted market personal residential and commercial residential property risks only and the Company elected to participate at 90.0% for the 2026 hurricane season. The Company's affiliate Osprey Re will provide reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-“ or higher by A.M. Best or S&P or are fully collateralized to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.

The reinsurance program, which is segmented into layers of coverage, protects the Company for excess property catastrophe losses and loss adjustment expenses. The 2026-2027 reinsurance program provides first event coverage up to $1.865 billion for Heritage P&C, first event coverage up to $1.245 billion for NBIC, and first event coverage up to $1.0 billion for Zephyr. The Company’s first event retention in a 1 in 100-year event would include retention for the respective insurance company as well as any retention by Osprey. The first event maximum retention up to a 1 in 100-year event for each insurance company subsidiary is as follows: Heritage P&C – $50 million, of which $50 million would be ceded to Osprey in a shared contract with NBIC and Zephyr; NBIC – $38 million of which the entire amount would be ceded to Osprey in a shared contract with Heritage P&C and Zephyr; and Zephyr — $50 million, of which $50 million would be ceded to Osprey in a shared contract with Heritage P&C and NBIC.

The Company is responsible for all losses and loss adjustment expenses in excess of the Company's reinsurance program. For second or subsequent catastrophic events, the Company’s total available coverage depends on the magnitude of the first event, as the Company may have coverage remaining from layers that were not previously fully exhausted. An aggregate of $3.2 billion of limit is available in 2026, which includes reinstatement through the purchase of reinstatement premium protection. The amount of coverage, however, will be subject to the severity and frequency of such events.

Additionally, on December 31, 2025, the Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms which contracts expire December 31, 2026. One contract which is 70% placed has a $30 million limit in excess of a retention of $20 million while another contract provides the remaining 30% with a $25 million limit in excess of a retention of $25 million. Each contract has one reinstatement available. The Company’s prior occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms expired December 31, 2025. One contract which is 55% placed has a $15.0 million limit in excess of a retention of $25.0 million while another contract provides the remaining 45% with a $20.0 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available.

Net Quota Share Reinsurance

The Company’s Net Quota Share coverage is proportional reinsurance, which applies to business underwritten by NBIC, for which certain of the Company’s other reinsurance (property catastrophe excess of loss and general excess of loss) inures to the quota share program. The amount and rate of ceding commissions slide, within a prescribed minimum and maximum, depending on loss performance. The Net Quota program has a term of one year. The Net Quota Share program which renewed on December 31, 2025 ceded 40% of the net premiums, with an occurrence limit of $30.0 million for catastrophe losses is in effect on the current year quota share program, subject to certain aggregate loss limits that vary by reinsurer. The Net Quota Share program which expired on December 31, 2025 ceded 46.0% of the net premiums, with an occurrence limit of $20.0-$25.0 million for catastrophe losses and is subject to certain aggregate loss limits that vary by reinsurer.

Per Risk Coverage

For losses arising from business underwritten by Heritage P&C, losses arising from commercial residential business underwritten by NBIC and Zephyr, and southeastern residential U.S. surplus lines business underwritten by NBIC, excluding losses from named storms, the Company purchases property per risk coverage which has a one year contract period. For the contract period July 1, 2026 through June 30, 2027, the program was 100% placed. Under this program, the limit recoverable for an individual loss in excess of $2.0 million per claim is $8.0 million and total limit for all losses is $24.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted. For the contract period July 1, 2025 through June 30, 2026, the program was 100% placed. Under this program, the limit recoverable for an individual loss in excess of $2.0 million per claim is $8.0 million and total limit for all losses is $24.0 million. There are two reinstatements available with additional premium due based on the amount of the layer exhausted.

For losses arising from commercial residential business underwritten by NBIC, the Company also purchased property per risk coverage for losses and loss adjustments expenses in excess of $1.5 million per claim. The limit recovered for an individual loss is $0.5 million and total limit for all losses is $1.5 million.

In addition, the Company purchased facultative reinsurance for losses in excess of $10.0 million for any properties it insured where the total insured value exceeded $10.0 million. The maximum limit for this coverage is $80.0 million. This coverage applies to losses arising from business underwritten by Heritage P&C and losses arising from commercial residential business underwritten by NBIC and Zephyr, excluding losses from named storms. The Hawaii section of this facultative program provides limits of $65.0 million for losses in excess of $10.0 million. The Company also purchased facultative reinsurance for personal residential property losses underwritten by NBIC and Zephyr in excess of $3.5 million. The California facultative coverage is $3.25 million in excess of $3.5 million.

General Excess of Loss

The Company’s general excess of loss reinsurance protects personal residential multi-peril business underwritten by NBIC and Zephyr from single risk losses. For the contract period of July 1, 2026 through June 30, 2027, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 50.0% placed. For the contract period of July 1, 2025 through June 30, 2026, the coverage is $2.5 million excess $1.0 million for property losses and $1.0 million excess $1.0 million for casualty losses, and is 47.5% placed.

For a detailed discussion of the Company’s 2025-2026 Reinsurance Program refer to Part II, Item 8, “Financial Statements and Supplementary Data” and “Note 12. Reinsurance” in the Company’s 2025 Form 10-K.

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income for the three and six months ended June 30, 2025 and 2026:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Premium written:
Direct	$388,441	$410,968	$735,187	$766,965
Ceded	(415,937)	(491,335)	(457,375)	(531,555)
Net	$(27,496)	$(80,367)	$277,812	$235,410
Premiums earned:
Direct	$351,153	$353,594	$704,716	$707,422
Ceded	(150,029)	(157,278)	(303,899)	(311,072)
Net	$201,124	$196,316	$400,817	$396,350
Loss and Loss Adjustment Expenses
Direct	$65,078	$70,062	$160,122	$106,974
Ceded	(4,021)	5,558	(7,468)	68,053
Net	$61,057	$75,620	$152,654	$175,027

During the Company's June 30, 2026 and March 31, 2026 quarterly assessments of loss reserves, the ultimate catastrophe losses for Hurricane Milton were adjusted downward based on loss development. This had a dampening effect on the ceded losses for the calendar quarter and year ended June 30, 2026. During each of the Company's June 30, 2025 and March 31, 2025 quarterly assessment of losses reserves, the ultimate catastrophe loss estimates for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the amount of reinsurance recoverable on unpaid claims by the same amount. The resultant change on a net basis was neutral because the losses were fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses during the first and second quarters of 2025 to be positive in the table above.

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$544,043	$848,928	$579,477	$1,042,687
Less: reinsurance recoverable on unpaid losses	226,485	509,391	269,367	675,652
Net balance, beginning of period	317,558	339,537	310,110	367,035
Incurred related to:
Current year	84,437	77,872	184,215	185,077
Prior years	(23,380)	(2,252)	(31,561)	(10,050)
Total incurred	61,057	75,620	152,654	175,027
Paid related to:
Current year	59,845	47,488	91,971	103,015
Prior years	23,406	39,386	75,428	110,764
Total paid	83,251	86,874	167,399	213,779
Net balance, end of period	295,364	328,283	295,364	328,283
Plus: reinsurance recoverable on unpaid losses	186,633	384,900	186,633	384,900
Balance, end of period	$481,997	$713,183	$481,997	$713,183

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

As of June 30, 2026, the Company reported $295.4 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $225.9 million attributable to IBNR net of reinsurance recoverable, or 76.5% of net reserves for unpaid losses and loss adjustment expenses.

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

As of December 31, 2025 and June 30, 2026, the Company had approximately $885,000 of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary. For each of the six-month periods ended June 30, 2026 and 2025, the Company made interest payments, net of affiliated Convertible Notes, of approximately $25,115, on the outstanding Convertible Notes.

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

Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019 and was amortizing in an amount equal to $2.4 million per quarter until its scheduled maturity date of July 28, 2026. The term loan facility under the Prior Credit Agreement was to mature on July 28, 2026 but was refinanced in full in connection with the Amended and Restated Credit Agreement. As of June 30, 2026 and December 31, 2025, there was $72.2 million and $74.0 million in aggregate principal amount under the Term Loan Facility under the Amended and Restated Credit Agreement, respectively. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, increasing to approximately $1.4 million commencing with the quarter ending September 30, 2028 with the remaining balance payable at maturity in July 2030.

For the six months ended June 30, 2026, the Company made principal payments of $1.9 million, and interest payments of approximately $2.3 million, on the Term Loan Facility. For the six months ended June 30, 2025, the Company made principal payments of approximately $2.4 million and interest payments of $1.4 million under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25 million and the unused amount of the Revolving Credit Facility. At July 22, 2025, the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which was repaid in connection with the Amendment and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. The letters of credit were cancelled effective on their maturity date of March 16, 2025. At June 30, 2026, there were no outstanding letters of credit issued under the Revolving Credit Facility and there were no draws as such date. For the six months ended June 30, 2026, the Company made interest payments in aggregate of approximately $498,408 relating to unused availability commitment fees. For the six months ended June 30, 2025, the Company made interest payments in aggregate of approximately $181,428 on the Revolving Credit Facility and $158,562 relating to letters of credit and unused availability commitment fees under the Prior Credit Agreement.

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

At June 30, 2026, the effective interest rate for the Term Loan Facility was 6.370%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the three months ended June 30, 2025, the Company made principal and interest payments of $198,953 on the mortgage loan. On July 23, 2025, the Company paid the mortgage loan principal and accrued interest balance in full in the amount of $10.7 million as part of the sale of the Company's commercial real estate.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the

FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of June 30, 2026, the Company's membership in FHLB-ATL was $561,416. For the six months ended June 30, 2025, the Company made quarterly interest payments under the terms of the loan agreement in aggregate amounts of approximately $239,780.

In December 2018, a subsidiary of the Company became a member of the FHLB Boston. As of June 30, 2026 and at December 31, 2025, the Company also holds common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. In June 2026, the Company repaid the loan and released the investments from pledged collateral. As of June 30, 2026, the equity investment in FHLB-DM common stock was $77,200.

For the three months ended June 30, 2026 and 2025, the Company made monthly interest payments as per the terms of the loan agreement in aggregate of $42,652 and $58,809, respectively. For the six months ended June 30, 2026 and 2025, the Company made monthly interest payments in aggregate of $100,815 and $116,971, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Convertible debt	$885	$885
Term loan facility	72,188	74,063
FHLB loan agreements	—	5,500
Total principal amount	$73,073	$80,448
Deferred finance costs	$1,786	$2,020
Total long-term debt	$71,287	$78,428

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

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that the Company is subject to with respect to the Company's long-term debt.

The schedule of principal payments on long-term debt as of June 30, 2026 is as follows:

Year	Amount
(In thousands)
2026 remaining	$1,875
2027	3,750
2028	4,675
2029	5,600
2030	56,288
Thereafter	885
Total	$73,073

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	June 30, 2026	December 31, 2025
	(In thousands)
Accounts payable and other payables	15,972	$18,845
Accrued interest and issuance costs	33	26
Other liabilities	33	36
Commission payables	16,509	19,358
Total other liabilities	32,547	$38,265

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C)”, Narragansett Bay Insurance Company (“NBIC”), Zephyr Insurance Company (“Zephyr”), and Pawtucket Insurance Company (“PIC”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $439.5 million at June 30, 2026 and $392.5 million at December 31, 2025. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At June 30, 2026, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of June 30, 2026 and 2025.

In July 2020, the Board of Directors appointed Mark Berset to the Board of Directors of the Company. Mr. Berset is also the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commission to Comegys based upon standard industry rates consistent with those provided to the Company’s other insurance agencies. For the three and six months ended June 30, 2025, the Company paid agency commission to

Comegys of $35,445 and $75,145, respectively. There are no arrangements or understandings between Mr. Berset and any other persons with respect to his appointment as a director. Effective September 23, 2025, Mr. Berset retired from the Board of Directors of the Company to pursue other opportunities.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company provides a matching contribution of 100% on the first 3% of employees’ contribution and 50% on the next 2% of the employees’ contribution to the plan. The maximum match is 4%. For the three months ended June 30, 2026 and 2025, the matching contributions made to the plan on behalf of the participating employees were approximately $332,700 and $556,800, respectively. In addition to the matching contributions, the Company funded a profit-sharing contribution of $533,493 during the three months ended June 30, 2026. The contribution related to fiscal year 2025 and was included in accrued compensation as of December 31, 2025. As a result, no profit-sharing expense was recognized during the three months ended June 30, 2026 related to this contribution. For the six months ended June 30, 2026 and 2025, the matching contributions made to the plan on behalf of the participating employees were $949,700 and $965,100, respectively.

The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended June 30, 2026 and 2025, the Company incurred medical premium costs including healthcare premiums of $1.5 million and $1.6 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred medical premium costs including healthcare premiums of $3.1 million and $3.3 million, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of June 30, 2026, the Company had 29,732,416 shares of common stock outstanding, 13,339,317 treasury shares of common stock and 1,081,720 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $359.5 million as of such date.

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

Stock Repurchase Program

On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2025. For the year ended December 31, 2025, the company repurchased in aggregate 106,135 shares of its common stock under the share repurchase plan for $2.3 million.

On November 5, 2025, the Board of Directors established a new share repurchase plan to commence upon the expiration of the previously authorized share repurchase plan on December 31, 2025, for the purpose of repurchasing up to an aggregate of $25.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2026. Prior to the termination of the share repurchase plan in May 2026, the Company repurchased an aggregate of 446,884 shares of its common stock at an average cost of $26.87 per share, for a total cost of approximately $12.0 million.

On May 7, 2026, the Board of Directors established a new share repurchase plan, replacing the prior share repurchase plan, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Securities Act at any time or from time to time on or prior to December 31, 2026 (the “New Share Repurchase Plan”). From May 7, 2026 through June 30, 2026, the Company repurchased 554,624 shares of its common stock under the New Share Repurchase Plan, for a total costs of approximately $12.6 million, representing an average purchase price of $22.69 per share. As of June 30,2026, the Company had $37.4 million of capacity remaining under the New 2026 Share Repurchase Plan.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

The Board of Directors elected not to declare any dividends during the three and six months ended June 30, 2026 and 2025.

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

At June 30, 2026, there were 1,809,709 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On June 10, 2026, the date of the 2026 annual meeting of the Company's stockholders, the Company awarded to non-employee directors an aggregate of 13,515 shares of common stock under the 2023 Plan with a fair value at the time of grant of $22.20 per share, resulting in a total grant date fair value of $300,000. The stock was fully vested on the date of issuance.

On April 1, 2026, the Company awarded an aggregate of 15,000 shares of time-based restricted stock under the 2023 Plan to certain employees. The restricted stock had a grant-date fair value of $25.19 per share, resulting in a total grant-date fair value of approximately $377,850. The awards vest in two equal installments in aggregate 7,500 shares each on December 15, 2026 and December 15, 2027, subject to the employees continued service through each vesting date.

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

On June 10, 2025, the date of the annual meeting of the Company's stockholders, the Company awarded to non-employee directors an aggregate of 15,300 shares of common stock with a fair value at the time of grant of $23.53 per share, resulting in a total grant date fair value of $360,000. The stock was fully vested on the date of issuance.

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

Restricted stock activity for the six months ended June 30, 2026 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2025	1,479,243	$18.86
Granted - Performance-based restricted stock	138,856	$26.98
Granted - Time-based restricted stock	77,884	$25.81
Vested	(515,549)	$28.04
Canceled and surrendered	(316,593)	$28.14
Non-vested, at June 30, 2026	863,841	$13.67

Awards are being amortized to expense over the one - to three-year vesting period. The Company recognized approximately $1.7 and $1.7 million of stock compensation expense for the three months ended June 30, 2026 and 2025, respectively. The Company recognized $2.7 million and $2.9 million of stock compensation expense for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, a total of 13,515 shares of restricted stock granted to non-employee directors and vested immediately upon grant. For the six months ended June 30,2026 818,627 shares of performance-based restricted stock and 13,515 shares of time-based stock vested and were released. Of the stock released to employees, 316,593 shares were withheld to cover withholding taxes of $8.9 million. For the three and six months ended June 30, 2025, a total of 54,612 shares of restricted stock previously granted to non-employee directors vested and were released.

At June 30, 2026, there was approximately $2.3 million unrecognized expense related to time-based unvested restricted stock and an additional $5.6 million for unvested performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2025, there was in aggregate $7.2 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at June 30, 2026 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	54,546	7.02	0.5
February 27, 2024	253,918	7.02	1.0
March 11, 2025	66,166	11.88	1.8
March 11, 2025	285,986	11.88	1.5
March 5, 2026	49,369	26.98	2.3
March 5, 2026	138,856	26.98	2.3
April 1, 2026	15,000	25.19	1.5
Total non-vested shares	863,841

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

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net earned premiums	$201,124	$196,316	$400,817	$396,350
Net investment income	10,595	9,034	20,462	17,609
Net realized (losses) gains on debt securities and other investments	(37)	4	(21)	—
Other revenue	2,513	2,681	5,596	5,595
Total revenues	$214,195	$208,035	$426,854	$419,554
Expenses:
Losses and loss adjustment expense - current year	84,437	77,872	184,215	185,077
Losses and loss adjustment expense - prior year	(23,380)	(2,252)	(31,561)	(10,050)
Policy acquisition costs	45,510	43,146	90,845	88,961
General and administration costs (1)	20,876	21,422	42,633	42,404
Depreciation & amortization	2,902	2,977	6,054	5,856
Interest expenses	1,690	1,880	3,468	4,306
Income tax expense	20,450	14,966	33,006	24,502
Segment net income	$61,710	$48,024	$98,194	$78,498
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—	—	—
Consolidated net income	$61,710	$48,024	$98,194	$78,498

(1) Excludes depreciation and amortization expense

NOTE 23. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 (as amended“2025 Form 10-K”). Unless the context requires otherwise, as used in this Form 10-Q, the terms “we”, “us”, “our”, “the Company”, “our Company”, and similar references refer to Heritage Insurance Holdings, Inc., a Delaware corporation, and its subsidiaries.

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, Texas, and Virginia and commercial residential insurance in Florida, Hawaii, New Jersey, and New York. We provide personal residential insurance in Florida, Hawaii, and South Carolina on both an admitted and non-admitted basis and in California on a non-admitted basis only. We also provide commercial insurance in the State of Texas on an excess and surplus lines basis. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

Recent Developments

Economic and Market Factors

We continue to monitor the effects of general changes in economic and market conditions on our business. As a result of general inflationary pressures, we have experienced, and may continue to experience, increased cost of materials and labor needed for repairs and to otherwise remediate claims throughout all states in which we conduct business. We mitigate the impact of inflation by implementation of rate increases and through the use of inflation guard, which ensures appropriate replacement cost values for our business to reflect the inflationary impact on costs to repair properties. Use of inflation guard impacts both premium and total insured value ("TIV"). Rising reinsurance costs may be mitigated through exposure management as well as recouping the cost of reinsurance in future rate filings.

Supplemental Information

The Supplemental Information table below provides insight on our personal lines, commercial lines, and other business by providing policy count, premiums-in-force and total insured value for those product lines.

Policies-in-force:	Q2 2026	Q2 2025	% Change
Personal Residential	338,817	357,294	(5.2)%
Commercial Residential	3,140	2,992	4.9%
Other	8,930	9,823	(9.1)%
Total	350,887	370,109	(5.2)%

Premiums-in-force:
Personal Residential	1,162,853,241	1,148,876,238	1.2%
Commercial Residential	236,726,188	271,156,884	(12.7)%
Other	10,010,765	9,458,112	5.8%
Total	1,409,590,194	1,429,491,234	(1.4)%

Total Insured Value:
Personal Residential	318,809,611,090	319,578,562,554	(0.2)%
Commercial Residential	49,442,769,123	45,455,781,220	8.8%
Total	368,252,380,213	365,034,343,774	0.9%

Strategic Profitability Initiatives

The Company has focused on three main strategic initiatives aimed at achieving consistent long-term quarterly earnings and driving shareholder value, which initiatives will remain in place while the Company also expands its strategy to include its 2026 initiatives:

•
Generating underwriting profit through rate adequacy and more selective underwriting
•
Allocating capital to products and geographies that maximize long-term returns
•
Targeting a balanced and diversified portfolio

To continue its progress, the Company expects to also focus on the following profitability initiatives in 2026:

•
Target geographies open for new business, while closely managing risk and exposure
•
Continue persistent underwriting discipline and focus on rate adequacy while driving prudent top line growth
•
Enhance data driven analytics using AI and other technology tools.
•
Continue the refinement of customer service and claims capabilities.
•
Leverage infrastructure and capabilities to foster further growth, which includes our entry to the State of Texas on an excess and surplus lines basis.
•
Act as opportunities emerge which will continue our diversification and expansion over the next several years.
•
Expand our relationship with reinsurance partners to expand capacity and manage volatility while pursuing growth.

Trends

Inflation, Underwriting and Pricing

We address reinsurance and loss cost trends in the property insurance sector through rates and inflation guard factors. Over the last several years, we have filed and been approved by state regulators for rate increases to achieve rate adequacy. Our rates are now adequate in over 90% of our territories, which are currently open for new business. We experienced intentional growth of our commercial residential business during 2025, with in-force premium in that line of business decreasing in 2026, driven primarily by competitive market conditions. To the extent that reinsurance and loss cost trends decline, our rates may be adjusted downward in the future. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned and impact our financial statements.

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

We may experience rising inflation in the form of increased labor and material costs, which drive up claim costs throughout all states in which we conduct business. However, inflation is increasing at a lower rate than what we have experienced in the last several years. We adjust for changes in inflation by increasing or decreasing the inflation factor used in our pricing. Florida personal lines claim costs associated with litigated claims have decreased over the last several years due to favorable legislation aimed to curtail claims abuse and stabilize the Florida property insurance market. This has had the intended impact and has resulted in better margins for the Company and better rates for Florida policyholders. Accordingly, we have a positive outlook for Florida and the other rate adequate states.

We have a solid, consistent panel of reinsurance partners that provide reinsurance capacity at competitive pricing and sufficient levels to support our growth objectives. Additionally, we may leverage our captive reinsurer to assume risks from our insurance company affiliates.

We successfully completed the placement of our catastrophe excess of loss reinsurance program with higher coverage levels than the prior-year while achieving a lower total and risk-adjusted cost. As operating and reinsurance costs improve, we expect policyholders to benefit through more competitive pricing while we continue to maintain appropriate underwriting margins. This should also favorably impact the ceded premium over the next four quarters.

Overview of Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

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

•
Second quarter 2026 net income increased to $61.7 million, or $2.05 per diluted share, compared with $48.0 million, or $1.55 per diluted share, in the prior-year quarter. The increase was primarily driven by lower losses and higher revenue. Revenue growth reflected lower ceded premiums, which increased net premiums earned, as well as higher investment income from a larger invested asset base. Losses decreased primarily due to favorable prior-year loss development and lower weather-related losses.
•
Gross premiums written decreased 5.5% to $388.4 million from $411.0 million in the prior-year quarter, primarily reflecting lower commercial residential premiums, partially offset by growth in personal lines. The Florida commercial residential market remains highly competitive and management continues to emphasize underwriting discipline and adequate profitability by writing business that meets our pricing and risk standards. Commercial premiums are expected to level off in the second half of the year as we continue to grow this business outside of Florida where business conditions are more favorable while leveraging our strong Florida agency network.
•
Gross premiums earned were $351.2 million, compared to $353.6 million earned in the prior year quarter, reflecting the decline in commercial residential business driven by the competitive market conditions described above.
•
Net premiums earned increased 2.4% to $201.1 million from $196.3 million in the prior-year quarter, driven by lower ceded premiums. The reduction in ceded premiums reflected the decrease in the northeast net quota share program at year-end 2025 and one month of savings driven by the improved pricing of our June 2026 catastrophe excess of loss ("CAT XOL") program. The CAT XOL placement generated treaty-year expense savings of $63.2 million, of which seven-twelfths will be recognized in 2026.
•
Losses and loss adjustments expenses were $61.1 million, down $14.6 million from $75.6 million in the prior-year quarter. The net loss ratio improved 8.1 points to 30.4% from 38.5% in the same quarter last year. Net weather losses for the current accident quarter were $11.5 million, compared with $12.5 million in the prior-year quarter. Net favorable prior-year loss development was $23.4 million in the second quarter of 2026, compared with $2.3 million in the prior-year quarter. The favorable reserve development recorded in the second quarter of 2026 reflects several positive trends that have become increasingly evident over the past several quarters. Key drivers include the stabilization of claims closure timelines, a sustained reduction and subsequent stabilization in claim frequency, severity trending within normal ranges and fewer late reported claims combining to result in claims closing below expectations.
•
The ceded premium ratio decreased to 42.7% from 44.5% in the prior-year quarter, an improvement of 1.8 percentage points, primarily driven by a reduction in the northeast net quota share reinsurance program from 46% to 40% at December 31, 2025. Additionally, the ceded premium ratio benefited from more favorable reinsurance terms of the June 2026 CAT XOL program.
•
Net loss ratio decreased to 30.4%, an 8.1 point improvement from 38.5% in the same quarter last year, driven by lower net losses and LAE and relatively flat net premiums earned.

•
The net expense ratio was 34.5%, essentially flat compared with 34.4% in the prior-year quarter. Policy acquisition costs increased 5.5% from the prior year quarter, primarily due to lower ceding commissions following the 2025 year-end, reduction in the net quota share reinsurance program. General and administrative expenses decreased 2.5%, reflecting lower regulatory costs and municipality tax expenses.
•
The net combined ratio improved 8.0 points to 64.9% from 72.9% in the prior-year quarter, primarily driven by the lower net loss ratio discussed above.
•
Net investment income increased to $10.6 million, a 17.3% increase from $9.0 million in the second quarter of 2025, driven mostly by a higher balance of invested assets. We continue to manage our investment portfolio by maintaining a conservative portfolio with high quality investments and duration liability matched.
•
The effective tax rate was 24.9% compared to 23.8% in the prior year second quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is 1.1 points higher than the prior quarter, with the variance driven by pre-tax income and permanent items. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	For The Three Months Ended June 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$388,441	$410,968	$(22,527)	(5.5)%
Change in gross unearned premiums	(37,288)	(57,374)	20,086	(35.0)%
Gross premiums earned	351,153	353,594	(2,441)	(0.7)%
Ceded premiums	(150,029)	(157,278)	7,249	(4.6)%
Net premiums earned	201,124	196,316	4,808	2.4%
Net investment income	10,595	9,034	1,561	17.3%
Net realized (losses) gains on debt securities and other investments	(37)	4	(41)	NM
Other revenue	2,513	2,681	(168)	(6.3)%
Total revenue	$214,195	$208,035	$6,160	3.0%

*NM - Not Meaningful

Total revenue

Total revenue increased 3.0% to $214.2 million, reflecting higher net premiums earned and increased investment income. Net premiums earned increased as a result of the reduction of the ceded premium due to the reduction of the northeast net quota-share program effective December 31, 2025 and due to savings in the recently placed catastrophe XOL program. Net investment income rose 17.3% to $10.6 million in the second quarter of 2026 from $9.0 million in the prior-year quarter, driven by growth in invested assets. The investment portfolio remains conservatively positioned, emphasizing high-quality fixed-income investments with asset durations closely matched to liabilities.

Gross premiums written

Gross premiums written were $388.4 million, down 5.5% from $411.0 million in the prior-year quarter, primarily reflecting lower commercial residential premiums, partially offset by growth in personal lines business. The Florida commercial residential market remains highly competitive, and management continues to prioritize underwriting discipline and adequate profitability, writing only business that meets Heritage's pricing and risk standards. We expect commercial production to flatten during the second half of the year as we continue to make progress growing this business outside of Florida and with our strong agency network within Florida.

Premiums-in-force were $1.41 billion as of second quarter 2026, a decrease of 1.4% compared to $1.43 billion as of second quarter 2025, driven mostly by a reduction of commercial residential in-force premium driven by competitive pressures as described above.

Gross premiums earned

Gross premiums earned of $351.2 million were down 0.7% from $353.6 million in the prior year quarter, reflecting a reduction in commercial residential business driven by competitive pressures as described above, which was mostly offset by higher gross premiums earned for the personal residential business.

Ceded premiums

Ceded premiums were $150.0 million in the second quarter of 2026, a decrease of $7.3 million, or 4.6%, from $157.3 million in the prior-year quarter, primarily driven by the decrease in the northeast net quota share program at year-end 2025 as well as the benefit from one month of the improved pricing of the June 2026 CAT XOL program.

Net premiums earned

Net premiums earned were $201.1 million in the second quarter of 2026, an increase of $4.8 million, or 2.4%, from $196.3 million in the prior-year quarter. Net premiums earned benefited from the decrease in ceded premiums, which more than offset the impact of lower gross premiums earned.

Net investment income

Net investment income was $10.6 million in the second quarter of 2026, an increase of $1.6 million, or 17.3%, from $9.0 million in the prior-year quarter. The increase was primarily attributable to higher average cash and invested asset balances and the reinvestment of maturing assets at higher yields, partially offset by lower yields on money market funds and bank sweep accounts resulting from the current interest rate environment.

	For The Three Months Ended June 30,
(Unaudited)	2026	2025	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	61,057	75,620	(14,563)	(19.3)%
Policy acquisition costs	45,510	43,146	2,364	5.5%
General and administrative expenses	23,778	24,399	(621)	(2.5)%
Total operating expenses	130,345	143,165	(12,820)	(9.0)%

Total expenses

Total expenses decreased to $130.3 million in the second quarter of 2026 from $143.2 million in the prior-year quarter, an improvement of 9.0%. As discussed below, the decrease was primarily attributable to lower losses and loss adjustment expenses (LAE) and, to a lesser extent, lower general and administrative expenses, partially offset by higher policy acquisition costs.

Losses and loss adjustment expenses ("LAE")

Losses and LAE incurred were $61.1 million in the second quarter of 2026, a decrease of $14.6 million, or 19.3%, from $75.6 million in the prior-year quarter. The net loss ratio decreased 8.1 points to 30.4% from 38.5% in the prior-year quarter, primarily driven by increased favorable prior-year loss reserve development. Net favorable prior-year loss reserve development was $23.4 million, compared to $2.3 million in the prior-year quarter. Net weather losses for the current accident quarter were $11.5 million, compared to $12.5 million in the prior-year quarter.

Policy acquisition costs

Policy acquisition costs were $45.5 million in the second quarter of 2026, an increase of 5.5% from $43.1 million in the prior-year quarter. The increase was primarily driven by a reduction in ceding commissions and higher policy related costs.

General and administrative expenses

General and administrative expenses were $23.8 million in second quarter 2026, an improvement of 2.5% compared to $24.4 million in the prior year quarter. The decrease was primarily attributable to lower municipal tax expense and regulatory compliance costs.

	For The Three Months Ended June 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	83,850	64,870	18,980	29.3%
Interest expense, net	1,690	1,880	(190)	(10.1)%
Income before income taxes	82,160	62,990	19,170	30.4%
Provision for income taxes	20,450	14,966	5,484	36.6%
Net income	$61,710	$48,024	$13,686	28.5%
Basic earnings per share	$2.06	$1.55	$0.51	32.9%
Diluted earnings per share	$2.05	$1.55	$0.50	32.3%

Net income

Net income increased to $61.7 million, or $2.05 per diluted share, compared with $48.0 million, or $1.55 per diluted share, in the prior-year quarter. The increase was primarily driven by higher revenue and lower losses. Revenue growth reflected lower ceded premiums, which increased net premiums earned, as well as higher investment income from a larger invested asset base. Losses decreased primarily due to favorable prior-year loss development and lower weather-related losses.

Interest expense, net

Interest expense, net was $1.7 million in the second quarter of 2026, slightly lower than $1.8 million for the prior year quarter, primarily due to lower debt balances outstanding.

Income tax expense

The income tax expense was $20.5 million in second quarter 2026 compared to $15.0 million in the prior year quarter, with the higher provision in the current quarter driven by higher pre-tax earnings compared to the prior year quarter. The effective tax rate for the current year quarter was 24.9% compared to 23.8% in the prior year quarter, an increase of 1.1 point. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The variance is driven by pre-tax income and permanent items. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

The effective tax rate can fluctuate throughout the year as estimates used in the quarterly tax provision are updated with additional information.

Ratios

	For The Three Months Ended June 30,
(Unaudited)	2026	2025
Ceded premium ratio	42.7%	44.5%

Net loss and LAE ratio	30.4%	38.5%
Net expense ratio	34.5%	34.4%
Net combined ratio	64.9%	72.9%

Net combined ratio

The net combined ratio was 64.9% in second quarter 2026, a 8.0 point improvement from 72.9% in the prior year quarter. The decrease primarily stems from a lower net loss and LAE ratio as described below.

Ceded premium ratio

The ceded premium ratio was 42.7% in the second quarter of 2026, representing a modest improvement of 1.8 points from 44.5% in the prior-year quarter.

Net loss and LAE ratio

The net loss and LAE ratio was 30.4% in second quarter 2026, a 8.1 point improvement from 38.5% in the prior year quarter. The reduction was driven by both a reduction in losses and LAE and higher net earned premium as described above.

Net expense ratio

The net expense ratio was 34.5%, essentially flat compared with 34.4% in the prior-year quarter. Policy acquisition costs increased 5.5% year over year, primarily due to lower ceding commissions following the December 31, 2025, reduction in the net quota share reinsurance program. General and administrative expenses decreased 2.5%, reflecting lower regulatory costs and municipality tax expenses.

Comparison of the Six Months Ended June 30, 2026 and 2025

	For The Six Months Ended June 30,
	2026	2025	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$735,187	$766,965	$(31,778)	(4.1)%
Change in gross unearned premiums	(30,471)	(59,543)	29,072	(48.8)%
Gross premiums earned	704,716	707,422	(2,706)	(0.4)%
Ceded premiums	(303,899)	(311,072)	7,173	(2.3)%
Net premiums earned	400,817	396,350	4,467	1.1%
Net investment income	20,462	17,609	2,853	16.2%
Net realized (losses) gains on debt securities and other investments	(21)	—	(21)	NM
Other revenue	5,596	5,595	1	0.0%
Total revenue	$426,854	$419,554	$7,300	1.7%

Total Revenue

Total revenue increased 1.7% to $426.9 million for the six month period ended June 30, 2026, compared to $419.6 million for the corresponding period in 2025, primarily reflecting higher net premiums earned and increased investment income. Net investment income increased 16.2% to $20.5 million for the first six months of 2026, compared to $17.6 million in the prior-year period, driven principally by growth in invested assets. Our investment portfolio remains conservatively positioned, with an emphasis on high-quality fixed-income securities and asset durations that are closely matched to our liability profile.

Gross premiums written

Gross premiums written were $735.2 million for the six month period ended June 30, 2026, down 4.1% from $767.0 million. The decrease primarily relates to a reduction of written premium for commercial residential business, driven by competitive market conditions.

Premiums-in-force were $1.41 billion as of second quarter 2026, a decrease of 1.4% compared to $1.43 billion as of second quarter 2025, driven by the reduction on commercial residential business.

Gross premiums earned

Gross premiums earned were $704.7 million for the six month period ended June 30, 2026, a decrease of 0.4% from $707.4 million in the prior year period, reflecting a reduction in commercial residential business driven by competitive pressures as described above, which was mostly offset by higher gross premiums earned for the personal residential business.

Ceded premiums

Ceded premiums were $303.9 million for the six month period ended June 30, 2026, down 2.3% from $311.1 million in the prior year period. The decrease relates primarily to the reduction in the northeast net quota share and the reduction in cost of the June 2026 CAT XOL program.

Net premiums earned

Net premiums earned increased 1.1% to $400.8 million for the six month period ended June 30, 2026, compared to $396.4 million for the prior-year period. The increase was primarily attributable to lower ceded premiums, which more than offset a modest decline in gross premiums earned, as discussed above.

Net investment income

Net investment income was $20.5 million for the six month period ended June 30, 2026, up 16.2% from $17.6 million in the prior year period, driven primarily to higher average cash and invested asset balances and the reinvestment of maturing assets at higher yields, partially offset by lower yields on money market funds and bank sweep accounts resulting from the current interest rate environment.

	For The Six Months Ended June 30,
(Unaudited)	2026	2025	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	152,654	175,027	(22,373)	(12.8)%
Policy acquisition costs	90,845	88,961	1,884	2.1%
General and administrative expenses	48,687	48,260	427	0.9%
Total operating expenses	292,186	312,248	(20,062)	(6.4)%

Total expenses

Total expenses were $292.2 million for the six month period ended June 30, 2026, down 6.4% compared to $312.2 million in the prior year period. As described below, losses and LAE declined significantly, policy acquisition costs declined, and general and administrative expenses increased.

Losses and loss adjustment expenses

Losses and LAE incurred were $152.7 million for the six month period ended June 30, 2026, down 12.8% from $175.0 million in the prior year period. The decrease primarily stems from favorable net loss development and lower catastrophe losses, as winter storms in 2026 were lower than the California wildfire losses of during the first quarter of 2025. Net weather and catastrophe losses for the first six months of 2026 were $48.2 million, a decrease of $7.9 million from $56.1 million in the prior year period. Catastrophe losses were $24.4 million compared to $31.8 million in the prior-year period. Other weather losses totaled $23.8 million, a decrease from the prior year period amount of $24.3 million. Net favorable prior year loss development was $31.6 million for the six months of 2026 compared to net favorable loss development of $10.0 million for the prior year period, reflecting more favorable loss emergence and corresponding reserve releases on prior accident years than were recognized in the comparable 2025 period. The favorable reserve development recorded in the second quarter of 2026 reflects several positive trends that have become increasingly evident over the past several quarters. Key drivers include the stabilization of claims closure timelines, a sustained reduction and subsequent stabilization in claim frequency, severity trending within normal ranges and fewer late reported claims all combining to result in claims closing below expectations.

Policy acquisition costs

Policy acquisition costs increased 2.1% to $90.8 million for the six months ended June 30, 2026, compared to $89.0 million for the comparable 2025 period. The increase was primarily attributable to lower ceding commission resultant from the reduction of the northeast net quota share program.

General and administrative expenses

General and administrative expenses were $48.7 million for the six months ended June 30, 2026, compared with $48.3 million for the comparable period in 2025. The modest increase of 0.8% reflects stable operating expenses and was generally consistent with the prior-year period.

	For The Six Months Ended June 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	134,668	107,306	27,362	25.5%
Interest expense, net	3,468	4,306	(838)	(19.5)%
Income before income taxes	131,200	103,000	28,200	27.4%
Provision for income taxes	33,006	24,502	8,504	34.7%
Net income	$98,194	$78,498	$19,696	25.1%
Basic earnings per share	$3.24	$2.54	$0.69	27.6%
Diluted earnings per share	$3.23	$2.54	$0.69	27.2%

Net income

Net income for the six months ended June 30, 2026 was $98.2 million, or $3.23 per diluted share, compared to net income of $78.5 million, or $2.54 per diluted share, for the corresponding period in 2025. The increase was primarily driven by a significant decrease in losses and loss adjustment expenses (LAE), higher net premiums earned, and relatively stable operating expenses. The improvement in results reflects the favorable impact of rate increases, underwriting actions, and exposure management initiatives implemented over the past several years, which continued to benefit operating performance during the first half of 2026. These actions contributed to a 1.1% increase in net premiums earned and a 12.8% decrease in net losses and LAE, as discussed above. Policy acquisition costs increased 2.1%, primarily due to lower ceding commission income. General and administrative expenses increased 0.8% and remained relatively consistent with the prior-year period.

Interest expense, net

Interest expense, net was $3.5 million for the six month period ended June 30, 2026 , a decrease of 19.5% compared to $4.3 million for the prior year period, The decrease was attributed to the impact from the reduction of debt obligations.

Income tax expense

The income tax expense was $33.0 million for the six month period ended June 30, 2026 compared to $24.5 million in the prior year period, with the higher income tax provision in the current period driven by higher pre-tax earnings compared to the prior year period. The effective tax rate for the current year period was 25.2% compared to 23.8% in the prior year period. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The variance is driven by pre-tax income and permanent items. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

Ratios

	For The Six Months Ended June 30,
(Unaudited)	2026	2025
Ceded premium ratio	43.1%	44.0%

Net loss and LAE ratio	38.1%	44.2%
Net expense ratio	34.8%	34.6%
Net combined ratio	72.9%	78.8%

Net combined ratio

The net combined ratio was 72.9% for the six month period ended June 30, 2026, compared to 78.8% for the comparable period in 2025, representing an improvement of 5.9 points. The improvement primarily reflects a lower net loss and LAE ratio, driven by primarily by favorable loss development and lower weather losses, partially offset by a modest increase in the net expense ratio, as described below.

Ceded premium ratio

The ceded premium ratio was 43.1% for the six months ended June 30, 2026, compared to 44.0% for the comparable period in 2025. The 0.8 point improvement was primarily attributable to a decrease in ceded premiums related to a reduction of the northeast net quota share program.

Net loss and LAE ratio

The net loss and LAE ratio was 38.1% for the six month period ended June 30, 2026, a 6.1 point improvement from 44.2% in the prior year period, reflecting higher net premiums earned, coupled with a decrease in net losses and LAE as described above.

Net expense ratio

The net expense ratio was 34.8% for the six months ended June 30, 2026, compared with 34.6% for the corresponding period in 2025, and remained generally consistent with the prior-year period.

Financial Condition – June 30, 2026 compared to December 31, 2025

Cash and Cash Equivalents

Cash and cash equivalents were $587.6 million at June 30, 2026, compared with $559.3 million at December 31, 2025, an increase of $28.3 million. The increase was primarily attributable to cash received from premium collections and investment income , partially offset by cash used for claim payment, reinsurance costs, debt paydowns, and stock purchases.

Fixed Maturity Securities

Fixed maturity securities increased by $88.7 million to $801.9 million at June 30, 2026, from $713.2 million at December 31, 2025, primarily reflecting the reinvestment of operating cash flows and excess cash into the investment portfolio.

Reinsurance Recoverable on Paid and Unpaid Claims

At June 30, 2026, reinsurance recoverable on paid and unpaid claims totaled $305.2 million, a decrease of $13.4 million from $318.6 million at December 31, 2025. The decrease was primarily driven by claim payments, a reduction in ultimate losses for certain catastrophic events, and collections of reinsurance recoveries.

Prepaid Reinsurance Premiums

At June 30, 2026, prepaid reinsurance premium increased by $153.7 million to $460.7 million from $307.0 million at December 31, 2025. This balance represents unearned ceded premium and the increase is primarily attributable to the execution of new reinsurance treaties.

Unpaid Losses and Loss Adjustment Expenses

At June 30, 2026, unpaid losses and loss adjustment expenses decreased by $97.5 million to $482.0 million from $579.5 million at December 31, 2025. The decrease primarily reflects claims payments during the period, lower losses during the quarter and a reduction of ultimate losses for certain catastrophic events.

Reinsurance Payable

At June 30, 2026, reinsurance payable increased by $268.2 million to $501.0 million from $232.8 million at December 31, 2025. The increase was primarily driven by the June 1, 2026 renewal of the Company's annual reinsurance programs.

Total Shareholders’ Equity

Total shareholders’ equity increased $62.5 million to $567.7 million at June 30, 2026 from $505.3 million at December 31, 2025, primarily reflecting net income for the quarter. This increase was partially offset by treasury stock repurchases of approximately $24.6 million, representing the repurchase of 1,001,508 shares during the first six months of 2026, as well as an increase in accumulated other comprehensive loss due to higher unrealized losses and a reduction in additional paid-in capital related to surrendered restricted stock for tax withholdings.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of June 30, 2026, we had $587.6 million of cash and cash equivalents and $804.0 million in investments, compared to $559.3 million and $715.6 million, respectively, as of

December 31, 2025. As described above, the increase was primarily attributable to cash received from premium collections and investment income earned on sweep accounts, partially offset by cash used to pay off existing debt and make stock repurchases.

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

Cash Flows

	For The Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash (used in) provided by:
Operating activities	$166,553	$44,129	$122,424
Investing activities	(96,880)	3,256	(100,136)
Financing activities	(40,875)	(24,098)	(16,777)
Net (decrease) increase in cash and cash equivalents	$28,798	$23,287	$5,511

Operating Activities

Net cash provided by operating activities was $166.6 million for the six months ended June 30, 2026 compared to net cash provided by operating activities of $44.1 million for the comparable period in 2025. The increase in cash provided by operating activities relates primarily to timing of cash flows associated with premium collection, claim and reinsurance payments as well as reinsurance reimbursements during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $96.9 million as compared to net cash provided by investing activities of $3.2 million for the comparable period in 2025. The change in cash used in investing activities relates primarily to timing of investment maturities and re-investment of proceeds as well as availability of existing cash to invest in longer duration fixed income securities to lock in current interest rates.

Financing Activities

Net cash used in financing activities was $40.9 million for the six months ended June 30, 2026, compared to $24.1 million for the comparable period in 2025. The change was primarily driven by the repurchase of common stock of $24.6 million, the surrender of restricted stock to satisfy tax withholding obligations of $8.9 million, and the payoff of a $5.5 million FHLB loan. By comparison, cash used in financing activities during the 2025 period primarily reflected repayments of the $19.2 million FHLB‑ATL loan and $4.8 million payment on the term note agreement.

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

Term Loan Facility. The principal amount of the Term Loan Facility under the Amended and Restated Credit Facility amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, payable quarterly, and increasing to approximately $1.4 million per quarter commencing with the quarter ending September 30, 2028, with the remaining balance payable at maturity in July 2030. As of June 30, 2026, there was $72.2 million in aggregate principal amount outstanding under the Term Loan Facility and as of December 31, 2025, there was $74.1 million in aggregate principal outstanding under the term loan facility under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which amount was repaid in connection with the Amended and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. On December 3, 2025, the Company secured letters of credit in aggregate of $32.0 million with a maturity date of December 31, 2026, with no draws as of December 31, 2025. In June 2026, the Company cancelled all outstanding letters of credit issued under the Revolving Credit Facility and paid $331,767 of letter of credit issuance fees. As of June 30, 2026, the Company had no outstanding letters of credit issued under the Revolving Credit Facility.

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

The applicable margin for loans under the Credit Facilities varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to 1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of June 30, 2026, the borrowings under the Term Loan Facility were accruing interest at a rate of 6.370% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio. As of June 30, 2026, the Company paid in commitment fees in aggregate of $166,641 as it relates to the unused portion of the Revolving Credit Facility.

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

Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the ten consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the third business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. Based on the closing sale price of the Company’s common stock during the 20 trading days leading up to June 30, 2026, the Convertible Notes are convertible for the calendar quarter commencing July 1, 2026 and ending on September 30, 2026.

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

As of June 30, 2026 and December 31, 2025, there was $885,000 principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of June 30, 2026, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $561,416.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. In June 2026, the Company repaid the loan and released the investments from pledged collateral. As of June 30, 2026, the equity investment in FHLB-DM common stock was $77,200.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments held in our portfolio that are subject to interest rate risk was 3.4 years and 3.0 years at June 30, 2026 and 2025, respectively, and 3.1 years at December 31, 2025. To the extent interest rates decrease during 2026, we anticipate the fair value of our fixed rate debt securities to be subject to increase. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. Credit risk is managed by maintaining a high credit quality fixed maturity securities portfolio. As of June 30, 2026, the estimated weighted-average credit quality rating of the fixed maturity securities portfolio was A+, at fair value, consistent with the average rating at June 30, 2025.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting during the quarter ended June 20, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The Company documented its risk factors in Item 1A of Part I of its Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 12, 2026. There have been no material changes to the Company’s risk factors since the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, the Company repurchased 554,624 shares of common stock under the New Share Repurchase Plan and 76,400 shares of common stock under the prior share repurchase plan. The average cost per share repurchased was $22.69 and $26.15, respectively. As of June 30, 2026, the Company had $37.4 million of capacity remaining under the New Share Repurchase Plan.

A summary of the Company’s common stock repurchases during the quarter ended June 30, 2026, is set forth in the table below (in thousands, except shares and price per share):

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Plans or Programs	Dollar Value of Shares that May yet be Purchased under the Plans or Programs (2)
April 1, 2026 - April 30, 2026	76,400	$26.15	76,400	$12,994
May 1, 2026 - May 31, 2026	435,924	22.97	435,924	39,992
June 1, 2026 - June 30, 2026	118,700	21.66	118,700	37,416
Total for the three months ended June 30, 2026	631,024	$23.59	631,024	$37,416
(1)
Represents the average balance before commission and fees at the end of each period.
(2)
On May 7, 2026, the Board of Directors established a new share repurchase plan, replacing the prior share repurchase plan, for the purpose of repurchasing up to an aggregate of $50.0 million of the Company's common stock at any time or from time to time on or prior to December 31, 2026 (the "New Share Repurchase Plan").

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 20, 2026, Timothy Johns, President and Chief Executive Officer of Zephyr Insurance Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, providing for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Johns’ Rule 10b5-1 trading plan provides for the sale of up to 13,760 shares of the Company’s common stock pursuant to one or more limit orders and expires on May 12, 2027.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non- Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended June 30, 2026.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.SC. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

* Filed herewith

** Furnished herewith

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: August 7, 2026	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: August 7, 2026	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)