Form 10-Q
period 2026-09-30
Heritage Insurance Holdings, Inc.
filed 2026-11-06
CIK 1598665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The aggregate number of shares of the Registrant’s Common Stock outstanding on October 28, 2026 was 29,632,416

HERITAGE INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) or in documents incorporated by reference that are not historical facts are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements, expectations or beliefs regarding: (i) our core strategy and ability to fully execute our business plan; (ii) our growth, including by geographic expansion, new lines of business, additional policies and new products and services, competitive strengths, proprietary capabilities, processes and new technology, results of operations and liquidity; (iii) strategic initiatives and their impact on shareholder value; (iv) projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; (v) management’s goals and objectives, including intentions to pursue certain business and the handling of certain claims; (vi) projections of revenue, earnings, capital structure, reserves, liquidity and other financial items; (vii) potential for rising costs of materials and labor; (viii) the supply of catastrophe reinsurance and its costs; (ix) assumptions underlying our critical accounting policies and estimates; (x) assumptions underlying our interest rate and market risk sensitive instruments; (xi) assumptions underlying our prior-year loss development; (xii) assumptions underlying statements regarding us and our business; (xiii) the impact of legislation; (xiv) claims and related expenses, and our reinsurers’ obligations; (xv) pending legal proceedings and their effect on our financial position; (xvi) effects of updated claims, policy, and billing systems; and (xvii) other similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" set forth in our 2025 Annual Report on Form 10-K and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in this quarterly report on Form 10-Q. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share and share amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Fixed maturities, available-for-sale, at fair value (amortized cost of $895,936 and $726,774)	$852,630	$713,237
Equity securities, at fair value, (cost $816 and $1,064)	816	1,064
Other investments, net	1,210	1,285
Total investments	854,656	715,586
Cash and cash equivalents	532,098	559,274
Restricted cash	13,286	13,307
Accrued investment income	7,125	6,556
Premiums receivable, net	87,931	95,331
Reinsurance recoverable on paid and unpaid claims, net of allowance for credit losses of $175	218,885	318,588
Prepaid reinsurance premiums	383,966	307,039
Deferred income tax asset, net	15,128	5,855
Income taxes receivable, net	571	—
Deferred policy acquisition costs, net	64,852	64,544
Property and equipment, net	26,402	28,254
Right-of-use lease asset, finance	10,773	12,598
Right-of-use lease asset, operating	5,852	4,878
Intangibles, net	25,651	30,189
Other assets	15,646	33,823
Total Assets	$2,262,822	$2,195,822
LIABILITIES AND STOCKHOLDERS' EQUITY
Unpaid losses and loss adjustment expenses	$459,875	$579,477
Unearned premiums	708,385	707,923
Reinsurance payable	339,143	232,801
Long-term debt, net	70,432	78,428
Advance premiums	26,776	19,164
Income taxes payable, net	—	4,282
Accrued compensation	8,703	8,844
Lease liability, finance	13,612	15,587
Lease liability, operating	6,073	5,800
Accounts payable and other liabilities	30,682	38,265
Total Liabilities	$1,663,681	$1,690,571

Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.0001 par value, 50,000,000 shares authorized, 43,071,733 shares issued and 29,632,416 outstanding at September 30, 2026 and 43,171,585 shares issued and 30,833,776 outstanding at December 31, 2025	3	3
Additional paid-in capital	360,888	365,736
Accumulated other comprehensive loss, net of taxes	(33,243)	(10,555)
Treasury stock, at cost, 13,439,317 shares at September 30, 2026 and 12,337,809 shares at December 31, 2025	(161,074)	(133,183)
Retained earnings	432,567	283,250
Total Stockholders' Equity	599,141	505,251
Total Liabilities and Stockholders' Equity	$2,262,822	$2,195,822

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(Amounts in thousands, except per share and share amounts)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Gross premiums written	$322,778	$333,160	$1,057,965	$1,100,125
Change in gross unearned premiums	30,003	28,801	(468)	(30,742)
Gross premiums earned	352,781	361,961	1,057,497	1,069,383
Ceded premiums	(147,190)	(166,829)	(451,089)	(477,901)
Net premiums earned	205,591	195,132	606,408	591,482
Net investment income	11,361	9,686	31,823	27,295
Net realized (losses) gains on debt securities and other investments	(38)	2,746	(59)	2,746
Other revenue	2,327	4,895	7,923	10,490
Total revenues	219,241	212,459	646,095	632,013
EXPENSES:
Losses and loss adjustment expenses	81,391	74,766	234,045	249,793
Policy acquisition costs, net of ceding commission income (1)	45,114	45,182	135,959	134,143
General and administrative expenses, net of ceding commission income(2)	23,506	22,345	72,194	70,604
Total expenses	150,011	142,293	442,198	454,540
Operating income	69,230	70,166	203,897	177,473
Interest expense, net	1,515	1,850	4,983	6,157
Income before income taxes	67,715	68,316	198,914	171,316
Income tax expense	16,591	17,895	49,597	42,397
Net income	$51,124	$50,421	$149,317	$128,919
OTHER COMPREHENSIVE (LOSS) INCOME
Change in net unrealized (losses) gains on investments	(23,421)	6,009	(29,859)	20,557
Reclassification adjustment for net realized investment (gains) losses	57	(5)	78	(5)
Income tax benefits (expense) related to items of other comprehensive income	5,567	(1,428)	7,093	(4,886)
Total comprehensive income	$33,327	$54,997	$126,629	$144,585
Weighted average shares outstanding
Basic	29,727,529	30,962,464	30,141,881	30,888,169
Diluted	29,784,837	31,021,780	30,200,528	30,947,450
Earnings per share
Basic	$1.72	$1.63	$4.95	$4.17
Diluted	$1.72	$1.63	$4.94	$4.17

(1)
Policy acquisition costs include $11.5 million and $33.9 million of ceding commission income for the three and nine months ended September 30, 2026 and $12.7 million and $37.5 million of ceding commission income for the three and nine months ended September 30, 2025.
(2)
General and administrative expenses include $3.8 million and $11.2 million of ceding commission income for the three and nine months ended September 30, 2026 and $4.2 million and $12.4 million of ceding commission income for the three and nine months ended September 30, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

3

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Amounts in thousands, except share amounts)

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2025	30,833,776	$3	$365,736	$283,250	$(133,183)	$(10,555)	$505,251
Net unrealized change in investments, net of tax	—	—	—	—	—	(3,433)	(3,433)
Issuance of restricted stock	188,225	—	—	—	—	—	—
Surrendered shares for tax withholdings	(316,592)	—	(8,909)	—	—	—	(8,909)
Stock-based compensation on restricted stock	—	—	986	—	—	—	986
Purchase of treasury stock	(370,484)	—	—	—	(10,006)	—	(10,006)
Net Income	—	—	—	36,483	—	—	36,483
Balance at March 31, 2026	30,334,925	$3	$357,813	$319,733	$(143,189)	$(13,988)	$520,372
Net unrealized change in investments, net of tax	—	—	—	—	—	(1,458)	(1,458)
Issuance of restricted stock	28,515	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,688	—	—	—	1,688
Purchase of treasury stock	(631,024)	—	—	—	(14,584)	—	(14,584)
Net Income	—	—	—	61,710	—	—	61,710
Balance at June 30, 2026	29,732,416	$3	$359,501	$381,443	$(157,773)	$(15,446)	$567,728
Net unrealized change in investments, net of tax	—	—	—	—	—	(17,797)	(17,797)
Purchase of treasury stock	(100,000)	—	—	—	(3,301)	—	(3,301)
Stock-based compensation on restricted stock	—	—	1,387	—	—	—	1,387
Net Income	—	—	—	51,124	—	—	51,124
Balance at September 30, 2026	29,632,416	$3	$360,888	$432,567	$(161,074)	$(33,243)	$599,141

	Common Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2024	30,607,039	$3	$362,644	$87,656	$(130,900)	$(28,604)	$290,799
Net unrealized change in investments, net of tax	—	—	—	—	—	6,465	6,465
Issuance of restricted stock	386,231	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,265	—	—	—	1,265
Net Income	—	—	—	30,474	—	—	30,474
Balance at March 31, 2025	30,993,270	$3	$363,909	$118,130	$(130,900)	$(22,139)	$329,003
Net unrealized change in investments, net of tax	—	—	—	—	—	4,625	4,625
Issuance of restricted stock	24,300	—	—	—	—	—	—
Stock-based compensation on restricted stock	—	—	1,650	—	—	—	1,650
Net Income	—	—	—	48,024	—	—	48,024
Balance at June 30, 2025	31,017,570	$3	$365,559	$166,154	$(130,900)	$(17,514)	$383,302
Net unrealized change in investments, net of tax	—	—	—	—	—	4,576	4,576
Purchase of treasury stock	(106,135)	—	—	—	(2,283)	—	(2,283)
Stock-based compensation on restricted stock	—	—	1,237	—	—	—	1,237
Net Income	—	—	—	50,421	—	—	50,421
Balance at September 30, 2025	30,911,435	$3	$366,796	$216,575	$(133,183)	$(12,938)	$437,253

See accompanying notes to unaudited condensed consolidated financial statements.

HERITAGE INSURANCE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For The Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$149,317	$128,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	4,061	4,152
Bond amortization and accretion	(650)	(377)
Benefit for credit losses on reinsurance recoverables	—	(22)
Amortization of original issue discount on debt	346	251
Depreciation and amortization	9,022	9,158
(Benefit) provision for credit losses	(701)	295
Net realized losses (gains) on debt securities and other investments	59	(2,746)
Deferred income taxes	(2,180)	1,425
Changes in operating assets and liabilities:
Accrued investment income	(569)	126
Premiums receivable, net	8,101	14,304
Prepaid reinsurance premiums	(76,927)	(116,318)
Reinsurance recoverable on paid and unpaid claims	99,703	360,749
Income tax receivable	(571)	(6,405)
Deferred policy acquisition costs	(308)	(3,588)
Right of use leased asset, net	851	2,529
Other assets	7,177	(10,778)
Unpaid losses and loss adjustment expenses	(119,602)	(393,103)
Unearned premiums	462	30,727
Reinsurance payable	106,342	151,877
Accrued interest	(6)	(313)
Debt issuance costs	—	(2,206)
Accrued compensation	(141)	(1,196)
Advance premiums	7,612	11,108
Leased liabilities, net	(1,702)	(846)
Income tax payable	(4,282)	(2,607)
Other liabilities	(9,244)	(6,683)
Net cash provided by operating activities	176,170	168,432
INVESTING ACTIVITIES
Fixed maturity securities sales, maturities and paydowns	112,116	185,766
Fixed maturity securities purchases	(280,700)	(210,106)
Redemption of equity securities	248	893
Proceeds from sale of assets	—	2,911
Collection of promissory note from sale of property	11,000	—
Return on other investments	75	4,666
Equity securities reinvestments of dividends	—	(21)
Cost of property and equipment acquired, net of disposals	(2,632)	(5,214)
Net cash used in investing activities	(159,893)	(21,105)
FINANCING ACTIVITIES
Principal payments on term loan facility	(2,812)	(5,125)
Purchase of treasury stock	(26,253)	(2,283)
Repayment of loan agreement	(5,500)	(19,200)
Tax withholding on share-based compensation awards	(8,909)	—
Mortgage loan payments	—	(10,639)
Net cash used in financing activities	(43,474)	(37,247)
(Decrease) increase in cash, cash equivalents, and restricted cash	(27,197)	110,080
Cash, cash equivalents and restricted cash, beginning of period	572,581	463,645
Cash, cash equivalents and restricted cash, end of period	$545,384	$573,725

Supplemental disclosure of cash flow information for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	(In thousands)
Promissory note received in connection with the sale of property	$—	$11,000
Interest paid	$4,230	$5,492
SUPPLEMENTAL NON-CASH FINANCING ACTIVITY
Treasury stock repurchased but not settled at period end, included in accounts payable and other liabilities	$1,638	$—

Reconciliation of cash, cash equivalents, and restricted cash to condensed consolidated balance sheets.

	September 30, 2026	December 31, 2025
	(In thousands)
Cash and cash equivalents	$532,098	$559,274
Restricted cash	13,286	13,307
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$545,384	$572,581

Restricted cash represents funds held to meet regulatory requirements in certain states in which the Company operates as well as deposits related to reinsurance transactions using catastrophe bonds.

Cash paid for income taxes consisted of the following for the nine months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025
	(In thousands)
Federal	$45,150	$40,700
State	11,481	7,591
Total income taxes paid, net of refunds	$56,631	$48,291

State and local jurisdictions representing 5 percent or more of total income taxes paid, net of refunds for the nine months ended September 30, 2026 and 2025:

State	September 30, 2026	September 30, 2025
Florida	$5,500	$4,000
New York	*	*

* Jurisdiction below the threshold for the period presented

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

Significant accounting policies

The accounting policies of the Company are set forth in Note 1 to the consolidated financial statements contained in the Company’s 2025 Form 10-K.

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

Accounting Pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025 issued ASU 2025-01, which clarified its effective date. The ASU requires public business entities to disclose, in a tabular format in the notes to the financial statements, specified natural expense categories, including employee compensation, depreciation and intangible asset amortization, included within each relevant expense caption presented on the face of the income statement. Remaining amounts in each caption that are not separately disaggregated must be described qualitatively. The ASU also requires annual disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. The amendments may be applied prospectively or retrospectively to all prior periods presented. The Company is evaluating the effect of the ASU on its disclosures, including for the captions “Losses and loss adjustment expenses,” “Policy acquisition costs, net of ceding commission income” and “General and administrative expenses, net of ceding commission income.” Adoption will affect disclosures only and will not affect the Company’s financial position, results of operations or cash flows.

The Company continually monitors new accounting pronouncements issued by the FASB and other standard-setting bodies. Management has evaluated accounting standards issued but not yet adopted as of September 30, 2026, including Accounting Standards Updates issued during 2026. Other than ASU 2024-03, management does not currently expect any recently issued accounting standards to have a material effect on the Company’s consolidated financial statements or related disclosures.

NOTE 2. INVESTMENTS

Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of the Company’s debt securities available-for-sale are as follows for the periods presented:

September 30, 2026	Cost or Adjusted / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale	(In thousands)
U.S. government and agency securities	$197,908	$19	$2,633	$195,294
States, municipalities and political subdivisions	363,090	—	23,537	339,553
Corporate bonds	256,890	65	10,526	246,429
Mortgage-backed securities	74,960	—	6,670	68,290
Asset-backed securities	808	—	24	784
Other	2,280	—	—	2,280
Total	$895,936	$84	$43,390	$852,630

In June 2026, the Company repaid in full the borrowings collateralized by investment securities under advance agreements entered into in 2024. As a result, debt securities with a carrying amount of $3.6 million were no longer pledged as collateral as of September 30, 2026.

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

Net Realized (Losses) Gains on Debt Securities

The following table presents net realized (losses) gains on debt securities available‑for‑sale for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$—	$—	$6	$1,200
Total realized losses	(43)	766	—	1,755
Net realized (losses) gains	$(43)	$766	$6	$2,955

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	Gains (Losses)	Fair Value at Sale	Gains (Losses)	Fair Value at Sale
	(In thousands)
Debt Securities Available-for-Sale
Total realized gains	$26	$3,938	$16	$1,302
Total realized losses	(103)	28,197	(11)	1,999
Net realized (losses) gains	$(77)	$32,135	$5	$3,301

The following table presents the reconciliation of net realized (losses) gains from debt securities and other investments on the Company’s investments reported for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross realized gains on sales of available-for-sale securities	$—	$6	$26	$16
Gross realized losses on sales of available-for-sale securities	(43)	—	(103)	(11)
Gross realized gains on sale of other investments (1)	5	2,741	18	2,741
Net realized (losses) gains	$(38)	$2,746	$(59)	$2,746

(1) For additional information on the Gross realized gains on sale of other investments for the three and nine months ended September 30, 2025 refer to Note 6. Property and Equipment.

The table below summarizes the Company’s debt securities at September 30, 2026 by contractual maturity periods. Actual results may differ as issuers may have the right to call or prepay obligations, with or without penalties, prior to the contractual maturity of those obligations.

	September 30, 2026
	Cost or Amortized Cost	Percent of Total	Fair Value	Percent of Total
Maturity dates:	(In thousands)		(In thousands)
Due in one year or less	$171,465	19.1%	$170,206	20.0%
Due after one year through five years	455,273	50.8%	435,261	51.0%
Due after five years through ten years	171,873	19.2%	158,178	18.6%
Due after ten years	97,325	10.9%	88,985	10.4%
Total	$895,936	100.0%	$852,630	100.0%

Net Investment Income

The following table summarizes the Company’s net investment income by major investment category for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Debt securities	$8,008	$6,207	$22,252	$17,250
Equity securities	15	16	46	61
Cash and cash equivalents	3,951	3,746	11,156	10,804
Other investments	—	155	46	610
Gross investment income	11,974	10,124	33,500	28,725
Less: Investment expenses	613	438	1,677	1,430
Net investment income, less investment expenses	$11,361	$9,686	$31,823	$27,295

The following tables present, for all debt securities available-for-sale in an unrealized loss position (including securities pledged) and for which no credit loss allowance has been established to date, the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position at September 30, 2026 and December 31, 2025, respectively (in thousands):

	Less Than Twelve Months			Twelve Months or More
September 30, 2026	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	74	$2,580	$148,607	9	$53	$7,937
States, municipalities and political subdivisions	141	6,605	148,262	253	16,932	190,186
Corporate bonds	185	5,799	170,828	77	4,727	51,200
Mortgage-backed securities	39	4,228	57,087	104	2,442	11,203
Asset-backed securities	—	—	—	17	24	784
Total	439	19,212	524,784	460	24,178	261,310

	Less Than Twelve Months			Twelve Months or More
December 31, 2025	Number of Securities	Gross Unrealized Losses	Fair Value	Number of Securities	Gross Unrealized Losses	Fair Value
Debt Securities Available-for-sale
U.S. government and agency securities	—	$—	$—	12	$210	$11,164
States, municipalities and political subdivisions	7	55	10,937	302	14,097	232,460
Corporate bonds	9	11	11,735	115	4,239	77,501
Mortgage-backed securities	—	—	—	112	1,826	13,336
Asset-backed securities	—	—	—	20	30	1,170
Total	16	66	22,672	561	20,402	335,631

At September 30, 2026, the Company held 899 available-for-sale debt securities in an unrealized loss position, with an aggregate fair value of $786.1 million and gross unrealized losses of $43.4 million, or approximately 5.2% of their amortized cost. At December 31, 2025, the Company held 577 such securities, with an aggregate fair value of $358.3 million and gross unrealized losses of $20.5 million. Of the securities in an unrealized loss position at September 30, 2026, 460 securities with gross unrealized losses of $24.2 million had been in a continuous unrealized loss position for twelve months or more. Of those losses, $16.9 million related to obligations of states, municipalities and political subdivisions, primarily long-dated bonds purchased in 2020 and 2021 at lower market yields. The increase in unrealized losses occurred primarily during the third quarter of 2026, when U.S. Treasury and municipal yields rose significantly while investment-grade credit spreads remained broadly stable.

The Company evaluates each available-for-sale debt security in an unrealized loss position. U.S. Treasury, agency and agency mortgage-backed securities are backed by the explicit or implied guarantee of the U.S. government, and the Company does not expect credit losses on these securities. For all other securities, the Company considered the extent to which fair value is below amortized cost, credit ratings and rating actions during the period, changes in credit spreads since purchase, the financial condition of the issuer, and payment status. At September 30, 2026, all rated securities in an unrealized loss position were rated investment grade. The unrated securities in an unrealized loss position were primarily municipal bonds escrowed to maturity. Although certain issuers were downgraded during the third quarter, none have been downgraded below investment grade, and all issuers have continued to make scheduled payments of principal and interest. For securities exhibiting more than one of these indicators, the Company estimated expected credit losses and determined that no allowance for credit losses was required. The Company does not intend to sell the securities in an unrealized loss position, and it is not more likely than not that the Company will be required to sell them before recovery of their amortized cost basis, which may be at maturity. Accordingly, no allowance for credit losses was recorded at September 30, 2026 or December 31, 2025. In addition, no write-downs for intent or requirement to sell were recognized for the three or nine months ended September 30, 2026 or 2025.

Other Investments

Non-Consolidated Variable Interest Entities (“VIEs”)

The Company makes passive investments in limited partnerships (“LPs”), which are accounted for using the equity method. Distributions received from the LPs reduce the carrying value of the investments, and the carrying value is reduced for impairment, if any. The Company also has a passive investment in a real estate investment trust (“REIT”), which is accounted for under the measurement alternative at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Distributions received from the REIT are applied to reduce its carrying value. The carrying values of these investments are shown in the table below.

	September 30, 2026		December 31, 2025
	Carrying Value	Maximum Loss Exposure	Carrying Value	Maximum Loss Exposure
Investments in non-consolidated VIEs - Equity method	$784	$784	$839	$839
Investments in non-consolidated VIEs - Measurement alternative	$426	$426	$446	$446
Total non-consolidated VIEs	$1,210	$1,210	$1,285	$1,285

The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported as “other investments” in the Company’s consolidated balance sheet. No agreements exist requiring the Company to provide additional funding to any of the non-consolidated VIEs in excess of the Company’s initial investment.

NOTE 3. FAIR VALUE MEASUREMENTS

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs. For the nine months ended September 30, 2026 and the year ended December 31, 2025, there were no transfers in or out of Level 1, 2, and 3.

The following table presents information about the Company’s assets measured at fair value on a recurring basis. The Company assesses the levels for the investments at each measurement date, and transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Company’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.

The tables below present the balances of the Company’s invested assets measured at fair value on a recurring basis:

September 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$532,098	$532,098	$—	$—
Restricted cash	13,286	13,286	—	—
Total cash, cash equivalents and restricted cash	$545,384	$545,384	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$195,294	$—	$195,294	$—
States, municipalities and political subdivisions	339,553	—	339,553	—
Corporate bonds	246,429	—	246,429	—
Mortgage-backed securities	68,290	—	68,290	—
Asset-backed securities	784	—	784	—
Other	2,280	—	2,280	—
Total debt securities	$852,630	$—	$852,630	$—
Equity Securities
Common stock	816	816	—	—
Total debt securities and equity securities	$853,446	$816	$852,630	$—

December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:	(in thousands)
Cash and cash equivalents	$559,274	$559,274	$—	$—
Restricted cash	13,307	13,307	—	—
Total cash, cash equivalents and restricted cash	$572,581	$572,581	$—	$—
Debt Securities Available-for-sale
U.S. government and agency securities	$90,184	$—	$90,184	$—
States, municipalities and political subdivisions	335,482	—	335,482	—
Corporate bonds	225,722	—	225,722	—
Mortgage-backed securities	57,600	—	57,600	—
Asset-backed securities	1,169	—	1,169	—
Other	3,080	—	3,080	—
Total debt securities	$713,237	$—	$713,237	$—
Equity Securities
Common stock	1,064	1,064	—	—
Total debt securities and equity securities	$714,301	$1,064	$713,237	$—

Financial Instruments excluded from the fair value hierarchy

The carrying value of premiums receivable, accounts payable, accrued expense, revolving loans and borrowings under the Company’s senior secured credit facility approximate their fair value. The rate at which revolving loans and borrowings under the Company’s senior secured credit facility bear interest resets periodically at market interest rates.

Non-recurring fair value measurements

Assets and liabilities that are measured at fair value on a non-recurring basis include intangible assets which are recognized at fair value during the period in which an acquisition is completed, from updated estimates and assumptions during the measurement period, or when they are considered to be impaired. For the three and nine months ended September 30, 2026, there were no assets or liabilities that were measured at fair value on a non-recurring basis.

Certain of the Company's investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value.

NOTE 4. OTHER COMPREHENSIVE (LOSS) INCOME

The following table summarizes other comprehensive (loss) income and discloses the tax impact of each component of other comprehensive income for the three and nine months ended September 30, 2026 and 2025, respectively:

	For The Three Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(23,421)	$5,580	$(17,841)	$6,009	$(1,428)	$4,581
Reclassification adjustment of realized losses (gains) included in net income	57	(13)	44	(5)	—	(5)
Effect on other comprehensive (loss) income	$(23,364)	$5,567	$(17,797)	$6,004	$(1,428)	$4,576

	For The Nine Months Ended September 30,
	2026			2025
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
	(in thousands)
Other comprehensive (loss) income
Change in unrealized (losses) gains on investments, net	$(29,859)	$7,111	$(22,748)	$20,557	$(4,886)	$15,671
Reclassification adjustment of realized losses (gains) included in net income	78	(18)	60	(5)	—	(5)
Effect on other comprehensive (loss) income	$(29,781)	$7,093	$(22,688)	$20,552	$(4,886)	$15,666

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

Components of the Company’s lease costs were as follows (in thousands):

	For The Nine Months Ended September 30,
	2026	2025
Operating lease cost, included in General & Administrative expenses on the Condensed Consolidated Statements of Operations and Other Comprehensive Income	$1,025	$1,173
Finance lease cost:
Amortization of assets, included in General & Administrative expenses on the Condensed Consolidated Statements of Operations and Other Comprehensive Income	1,807	1,870
Interest on lease liabilities, included in Interest expense on the Condensed Consolidated Statements of Operations and Other Comprehensive Income	443	526
Total finance lease cost	$2,250	$2,396
Variable lease cost, included in General & Administrative expenses on the Condensed Consolidated Statements of Operations and Other Comprehensive Income	$1,017	$916
Short-term lease cost, included in General & Administrative expenses on the Condensed Consolidated Statements of Operations and Other Comprehensive Income	$68	$113

Supplemental balance sheet information related to the Company’s operating and financing leases were as follows (in thousands):

Operating Leases	September 30, 2026	December 31, 2025
Right of use assets	$5,852	$4,878
Lease liability	$6,073	$5,800
Finance Leases
Right of use assets	$10,773	$12,598
Lease liability	$13,612	$15,587

Weighted-average remaining lease term and discount rate for the Company’s operating and financing leases for the periods presented below were as follows:

Weighted-average remaining lease term	September 30, 2026		December 31, 2025
Operating lease	7.93	yrs.	2.10	yrs.
Finance lease	4.50	yrs.	5.22	yrs.
Weighted-average discount rate
Operating lease	6.19%		5.33%
Finance lease	4.10%		4.12%

Maturities of lease liabilities by fiscal year for the Company’s operating and financing leases were as follows (in thousands):

	Financing Lease	Operating Lease
2026 - remaining	$796	$317
2027	3,190	1,241
2028	3,270	1,272
2029	3,351	1,182
2030	3,436	466
2031 and thereafter	864	3,392
Total lease payments	14,907	7,870
Less: imputed interest	1,295	1,797
Present value of lease liabilities	$13,612	$6,073

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Computer hardware and software	$43,302	$41,035
Office furniture and equipment	1,597	1,498
Tenant and leasehold improvements	2,119	5,462
Vehicle fleet	228	234
Total, at cost	47,246	48,229
Less: accumulated depreciation and amortization	(20,844)	(19,975)
Property and equipment, net	$26,402	$28,254

For the nine months ended September 30, 2026, the Company capitalized an additional $2.1 million of costs related to internal‑use software development to incorporate the Company’s commercial products into its new policy and claims administration system. The Company expects the development and full integration of the system to be completed by the end of 2026. Upon being placed into service, capitalized internally developed software costs are amortized on a straight‑line basis over an estimated useful life of seven years.

Depreciation and amortization expense for property and equipment was approximately $1.4 million and $2.1 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation and amortization expense for property and equipment was approximately $4.5 million for each of the nine months ended September 30, 2026 and 2025.

In July 2025, the Company sold its real estate property, consisting of approximately 13 acres of land, two buildings, and a parking garage, for gross proceeds of $16.0 million. Selling costs, including fees and commissions, totaled $674,640. The Company recognized a net gain of approximately $2.7 million on the sale, which was recorded in net realized gains on debt securities and other investments in the Condensed Consolidated Statement of Operations and Other Comprehensive Income.

As part of the consideration received, the purchaser issued the Company an $11.0 million promissory note that bore interest at a rate of 7% per annum and matured on January 23, 2026. The purchaser repaid the promissory note in full, including accrued interest, upon maturity on January 23, 2026.

Effective January 31, 2026, the Company early terminated an operating lease, reduced its occupied square footage and entered into a new lease with the existing landlord. Because the termination date was known, the Company accelerated depreciation of the related leasehold improvements so that they were fully depreciated by December 31, 2025. During the first quarter of 2026, the Company removed fully depreciated leasehold improvements of $3.6 million and the related accumulated depreciation, with no effect on results of operations. In addition, the Company recognized a gain of $0.7 million related to the derecognition of the associated operating lease right-of-use asset and lease liability, which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations and Other Comprehensive Income.

NOTE 7. INTANGIBLE ASSETS, NET

At September 30, 2026 and December 31, 2025, intangible assets were $25.7 million and $30.2 million, respectively. The Company has determined the useful life of its intangible assets to range between 2.5-15 years. Intangible assets include $1.3 million relating to insurance licenses which is classified as an indefinite lived intangible and is subject to annual impairment testing.

The Company’s intangible assets consist of brand, agent relationships, renewal rights, customer relations, trade names and insurance licenses.

Amortization expense of the Company’s intangible assets for the three month periods ended September 30, 2026 and 2025 was $1.5 million and $1.6 million, respectively. Amortization expense for intangible assets for the nine month periods ended September 30, 2026 and 2025 was $4.5 million and $4.6 million, respectively. No impairment in the value of amortizing or non-amortizing intangible assets was recognized during the three and nine months ended September 30, 2026 or 2025.

Estimated annual pretax amortization of intangible assets for each of the next five years and thereafter is as follows (in thousands):

Year	Amount
2026 − remaining	$1,497
2027	$5,836
2028	$3,913
2029	$3,813
2030	$3,813
Thereafter	$5,464
Total	$24,336

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the periods indicated (amounts in thousands, except share and per share amounts).

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share:
Net income attributable to common stockholders (000's)	$51,124	$50,421	$149,317	$128,919
Weighted average shares outstanding	29,727,529	30,962,464	30,141,881	30,888,169
Basic earnings per share:	$1.72	$1.63	$4.95	$4.17

Diluted earnings per share:
Net income attributable to common stockholders (000's)	$51,124	$50,421	$149,317	$128,919
Weighted average shares outstanding	29,727,529	30,962,464	30,141,881	30,888,169
Add: Effect of dilutive securities
5.875% Convertible Notes	57,308	59,316	58,647	59,281
Diluted weighted average common shares outstanding	29,784,837	31,021,780	30,200,528	30,947,450
Diluted earnings per share:	$1.72	$1.63	$4.94	$4.17

Unvested restricted stock awards contain nonforfeitable rights to dividends and are considered participating securities. The Company computes earnings per share using the two-class method. Because no dividends were declared and undistributed earnings are allocated to participating securities on the same basis as common stock, application of the two-class method does not change the basic or diluted earnings per share amounts presented.

NOTE 9. DEFERRED REINSURANCE CEDING COMMISSION

The Company defers ceding commission earned in connection with its quota share reinsurance contracts, which is earned subject to the terms of the reinsurance agreements. Ceding commission on quota share agreements generally includes a provisional ceding rate, subject to sliding scale adjustments based on the loss experience of the reinsurers. Adjustments to estimated ceding commission income are reflected in current operations. The Company allocates 75% of ceding commission income to policy acquisition costs and 25% of ceding commission income to general and administrative expenses. For the three months ended September 30, 2026 and 2025, the Company allocated ceding commission income of $11.5 million and $12.7 million to policy acquisition costs, respectively, and $3.8 million and $4.2 million to general and administrative expense, respectively. For the nine months ended September 30, 2026 and 2025, the Company allocated ceding commission income of $33.9 million and $37.5 million to policy acquisition costs, respectively and $11.2 million and $12.4 million to general and administrative expense, respectively.

The table below depicts the activity regarding deferred reinsurance ceding commission during the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance of deferred ceding commission income	$42,202	$41,256	$42,213	$42,561
Ceding commission deferred	16,549	18,992	46,174	50,629
Less: ceding commission earned	(15,380)	(16,944)	(45,016)	(49,886)
Ending balance of deferred ceding commission income	$43,371	$43,304	$43,371	$43,304

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

The Company anticipates that its DPAC will be fully recoverable in the near term. The table below depicts the activity regarding DPAC for the three and nine months ended September 30, 2026 and 2025.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning Balance	$68,921	$70,940	$64,544	$63,204
Policy acquisition costs deferred, net of ceding commission	45,114	45,182	135,959	134,143
Amortization, net of ceding commission earned	(49,183)	(49,330)	(135,651)	(130,555)
Ending Balance	$64,852	$66,792	$64,852	$66,792

NOTE 11. INCOME TAXES

The following table summarizes the provision for income taxes for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Federal:
Current	$43,206	$34,037
Deferred	(1,731)	1,163
Provision for Federal income tax	41,475	35,200
State:
Current	$8,571	$6,935
Deferred	(449)	262
Provision for State income tax expense	8,122	7,197
Provision for income taxes	$49,597	$42,397

For the three months ended September 30, 2026 and 2025, the Company recorded income tax expense of $16.6 million and $17.9 million, respectively, resulting in effective tax rates of 24.5% and 26.2%, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded income tax expense of $49.6 million and $42.4 million, respectively, resulting in effective tax rates of 24.9% and 24.7%, respectively. The effective tax rate for the nine months ended September 30, 2026 was modestly higher than the effective tax rate for the comparable period in 2025. The increase was primarily attributable to differences in the estimated annual pre-tax income for 2026 and 2025 and the related impact of permanent tax differences on the Company's annual effective tax rate.

The Company believes it is more likely than not that all deferred tax assets will be recovered, given the carry back availability as well as the result of future operations, which the Company believes will generate sufficient taxable income to realize the deferred tax asset.

The below table summarizes the significant components of the Company's net deferred tax assets:

	September 30, 2026	December 31, 2025
Deferred tax assets:	(in thousands)
Unearned premiums	$20,068	$19,342
Tax-related discount on loss reserve	4,645	4,399
Stock-based compensation	1,096	1,323
Accrued expenses	1,694	1,533
Leases	730	924
Unrealized losses	11,277	4,185
Other	648	488
Total deferred tax asset	40,158	32,194

Deferred tax liabilities:
Deferred acquisition costs	15,452	15,379
Prepaid expenses	152	152
Property and equipment	2,094	2,738
Basis in purchased investments	27	2
Basis in purchased intangibles	5,672	6,652
Other	1,633	1,416
Total deferred tax liabilities	25,030	26,339
Net deferred tax assets	$15,128	$5,855

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, including permanently restoring 100% bonus depreciation for qualifying property and the immediate expensing of domestic research and experimental expenditures. The tax effects of the enacted legislation are reflected in the Company’s consolidated financial statements for the year ended December 31, 2025, and there was no material impact to the effective tax rate. The Company will continue to monitor the impact of the OBBBA on future financial statements.

The statute of limitations related to the Company’s federal and state income tax returns remains open from the Company’s filings for 2022 through 2025. There are currently no tax years under examination.

At September 30, 2026 and December 31, 2025, the Company had no significant uncertain tax positions or unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

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

2026 - 2027 Reinsurance Program

Catastrophe Excess of Loss Reinsurance

Effective June 1, 2026, the Company entered into catastrophe excess of loss reinsurance agreements for 2026-2027 covering Heritage Property & Casualty Insurance Company (“Heritage P&C”), Zephyr Insurance Company (“Zephyr”) and Narragansett Bay Insurance Company (“NBIC”). As described above, the catastrophe reinsurance programs are allocated among traditional reinsurers, the Florida Hurricane Catastrophe Fund (“FHCF”), Citrus Re and Osprey Re. The FHCF covers Florida admitted market personal residential and commercial residential property risks only and the Company elected to participate at 90.0% for the 2026 hurricane season. The Company's affiliate Osprey Re provides reinsurance for a portion of the Heritage P&C, NBIC and Zephyr programs. The Company’s third-party reinsurers are either rated “A-“ or higher by A.M. Best or S&P or are fully collateralized to reduce credit risk. Osprey Re and Citrus Re are fully collateralized programs.

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

Additionally, on December 31, 2025, the Company placed occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms which contracts expire December 31, 2026. One contract which is 70% placed has a $30 million limit in excess of a retention of $20 million while another contract provides the remaining 30% with a $25 million limit in excess of a retention of $25 million. Each contract has one reinstatement available. The Company’s prior occurrence contracts for business underwritten by NBIC which covers all catastrophe losses excluding named storms expired December 31, 2025. One contract which is 55% placed has a $15 million limit in excess of a retention of $25.0 million while another contract provides the remaining 45% with a $20 million limit in excess of a retention of $20.0 million. Each contract has one reinstatement available.

Net Quota Share Reinsurance

The Net Quota Share program, which renewed on December 31, 2025, cedes 40% of net premiums and has an occurrence limit of $30 million for catastrophe losses, subject to certain aggregate loss limits that vary by reinsurer. The Net Quota Share program, which expired on December 31, 2025, ceded 46% of net premiums, had an occurrence limit of $20 million to $25 million for catastrophe losses, and was subject to certain aggregate loss limits that vary by reinsurer.

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

Effect of Reinsurance

The Company’s reinsurance arrangements had the following effect on certain items in the condensed consolidated statement of income and other comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Premium written:
Direct	$322,778	$333,160	$1,057,965	$1,100,125
Ceded	(70,461)	(62,663)	(527,837)	(594,218)
Net	$252,317	$270,497	$530,128	$505,907
Premiums earned:
Direct	$352,781	$361,961	$1,057,497	$1,069,383
Ceded	(147,190)	(166,829)	(451,089)	(477,901)
Net	$205,591	$195,132	$606,408	$591,482
Loss and Loss Adjustment Expenses
Direct	$114,927	$109,565	$275,049	$216,539
Ceded	(33,536)	(34,799)	(41,004)	33,254
Net	$81,391	$74,766	$234,045	$249,793

During each of the Company's June 30, 2025 and March 31, 2025 quarterly assessments of losses reserves, the ultimate catastrophe loss estimates for certain hurricane events were adjusted downward based upon loss development. The reduction in ultimate catastrophe losses reduced both the reserve for unpaid losses and the amount of reinsurance recoverable on unpaid claims by the same amount. The resultant change on a net basis was neutral because the losses had been fully ceded under the Company's catastrophe excess of loss reinsurance coverage. This caused the ceded losses for the nine months ended September 30, 2025 to be positive in the table above.

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

The table below summarizes the activity related to the Company’s reserve for unpaid losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance, beginning of period	$481,997	$713,183	$579,477	$1,042,687
Less: reinsurance recoverable on unpaid losses	186,633	384,900	269,367	675,652
Net balance, beginning of period	295,364	328,283	310,110	367,035
Incurred related to:
Current year	95,366	79,789	279,580	264,866
Prior years	(13,975)	(5,023)	(45,535)	(15,073)
Total incurred	81,391	74,766	234,045	249,793
Paid related to:
Current year	62,729	56,710	154,700	159,725
Prior years	16,738	31,478	92,167	142,242
Total paid	79,467	88,188	246,867	301,967
Net balance, end of period	297,288	314,861	297,288	314,861
Plus: reinsurance recoverable on unpaid losses	162,587	334,723	162,587	334,723
Balance, end of period	$459,875	$649,584	$459,875	$649,584

The Company believes that the reserve for unpaid losses reasonably represents the amount necessary to pay all claims and related expenses which may arise from incidents that have occurred as of the balance sheet date.

The Company experienced net favorable loss development throughout 2026, driven by decreases in both frequency and severity of claims, coupled with the favorable legal environment in Florida.

As of September 30, 2026, the Company reported $297.3 million in unpaid losses and loss adjustment expenses, net of reinsurance which included $229.4 million attributable to IBNR net of reinsurance recoverable, or 77.2% of net reserves for unpaid losses and loss adjustment expenses.

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

At September 30, 2026 and December 31, 2025, the Company had $0.9 million of the Convertible Notes outstanding, net of $21.1 million of Convertible Notes held by an insurance company subsidiary, respectively. For each of the nine-month periods ended September 30, 2026 and 2025, the Company made interest payments, net of affiliated Convertible Notes, of $50,230, on the outstanding Convertible Notes.

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

Term Loan Facility. The principal amount of the term loan facility under the Prior Credit Agreement amortized in quarterly installments, which began with the close of the fiscal quarter ending March 31, 2019 and was amortizing in an amount equal to $2.4 million per quarter until its scheduled maturity date of July 28, 2026. The term loan facility under the Prior Credit Agreement was refinanced in full in connection with the Amended and Restated Credit Agreement. At September 30, 2026 and December 31, 2025, there was $71.3 million and $74.1 million, respectively, in aggregate principal amount outstanding under the Term Loan Facility under the Amended and Restated Credit Agreement. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, increasing to approximately $1.4 million commencing with the quarter ending September 30, 2028 with the remaining balance payable at maturity in July 2030.

For the nine months ended September 30, 2026, the Company made principal payments of $2.8 million, and interest payments of approximately $3.5 million, on the Term Loan Facility. For the nine months ended September 30, 2025, the Company made principal payments of approximately $5.1 million and interest payments of $7.1 million under the Prior Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50.0 million, inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. On July 22, 2025, the $10.0 million outstanding balance under the revolving credit facility under the Prior Credit Agreement was repaid in connection with the Amended and Restated Credit Agreement. On December 3, 2025, the Company obtained letters of credit under the Revolving Credit Facility totaling $32.0 million with a maturity date of December 3, 2026. No amounts were drawn on the letters of credit, which were cancelled on June 10, 2026. As of September 30, 2026, the Company had one outstanding letter of credit under the Revolving Credit Facility of $30,000, issued in connection with one of the Company’s office leases. For the nine months ended September 30, 2026, the Company paid commitment fees on unused availability of $275,382 and letter of credit fees of $331,767. For the nine months ended September 30, 2025, the Company paid interest of $406,641 on the revolving credit facility and $281,657 of letter of credit fees and unused availability commitment fees under the Prior Credit Agreement.

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

At September 30, 2026, the effective interest rate for the Term Loan Facility was 6.186%. The Company monitors the rates prior to the reset date which allows it to establish if the payment is monthly or quarterly payment based on the most beneficial rate used to calculate the interest payment.

Mortgage Loan

In October 2017, the Company and its subsidiary, Skye Lane Properties LLC, jointly obtained a commercial real estate mortgage loan in the amount of $12.7 million, bearing interest of 4.95% per annum and maturing on October 30, 2027. Pursuant to the terms of the mortgage loan, on October 30, 2022, the interest rate adjusted to an interest rate equal to the annualized interest rate of the United States 5-year Treasury Notes as reported by the Federal Reserve on a weekly average basis plus 3.10%, which resulted in an increase of the rate from 4.95% to 7.42% per annum, paid monthly. For the three months ended September 30, 2025, the Company made principal and interest payments of $198,953 on the mortgage loan. On July 23, 2025, the Company paid the mortgage loan principal and accrued interest balance in full in the amount of $10.7 million as part of the sale of the Company's commercial real estate.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. In connection with the initial loan agreement, the subsidiary became a member of the FHLB-ATL. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. Additionally, the transaction required the acquired FHLB-ATL common stock and certain other investments to be pledged as collateral. In March 2025, the Company repaid the loan and released the investments from pledged collateral. As of September 30, 2026, the Company's investment in FHLB-ATL stock was $561,416. For the nine months ended September 30, 2025, the Company made quarterly interest payments under the terms of the loan agreement in aggregate amounts of $239,780.

In December 2018, a subsidiary of the Company became a member of the FHLB Boston. As of September 30, 2026 and at December 31, 2025, the Company also holds common stock from FHLB Boston for a value of $177,197, classified as equity securities and reported at fair value on the condensed consolidated financial statements.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. In June 2026, the Company repaid the loan and released the investments from pledged collateral. As of September 30, 2026, the equity investment in FHLB-DM common stock was $77,200.

For the three months ended September 30, 2026 and 2025, the Company made monthly interest payments as per the terms of the loan agreement in aggregate of $0 and $59,455, respectively. For the nine months ended September 30, 2026 and 2025, the Company made monthly interest payments in aggregate of $100,815 and $176,426, respectively.

The following table summarizes the Company’s long-term debt and credit facilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Convertible debt (1)	$855	$885
Term loan facility	71,250	74,063
FHLB loan agreements	—	5,500
Total principal amount	$72,105	$80,448
Deferred finance costs	$1,673	$2,020
Total long-term debt	$70,432	$78,428

(1) During the third quarter of 2026, the Company recorded a $30,000 adjustment to the outstanding convertible note balance to correct a historical overstatement caused by a prior-year typographical discrepancy. The adjustment was recognized in interest expense.

As of the date of this report, the Company was in compliance with the applicable terms of all its covenants and other requirements under the Amended and Restated Credit Agreement, Convertible Notes, cash borrowings and other loans. The Company’s ability to secure future debt financing depends, in part, on its ability to remain in such compliance. The covenants in the Amended and Restated Credit Agreement may limit the Company’s flexibility in connection with future financing transactions and in the allocation of capital in the future, including the Company’s ability to pay dividends and make stock repurchases, and contribute capital to its insurance subsidiaries that are not parties to the Amended and Restated Credit Agreement.

The covenants and other requirements under the revolving agreement represent the most restrictive provisions that the Company is subject to with respect to the Company's long-term debt.

The schedule of principal payments on long-term debt as of September 30, 2026 is as follows:

Year	Amount
(In thousands)
2026 remaining	$938
2027	3,750
2028	4,675
2029	5,600
2030	56,287
Thereafter	855
Total	$72,105

NOTE 15. ACCOUNTS PAYABLE AND OTHER LIABILITIES

Accounts payable and other liabilities consist of the following:

Description	September 30, 2026	December 31, 2025
	(In thousands)
Accounts payable and other payables	$15,616	$18,845
Accrued interest and issuance costs	20	26
Other liabilities	65	36
Commission payables	14,981	19,358
Total Accounts Payable and Other Liabilities	$30,682	$38,265

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

The Company’s insurance subsidiaries Heritage Property & Casualty Insurance Company (“Heritage P&C”), Narragansett Bay Insurance Company (“NBIC”), and Zephyr Insurance Company (“Zephyr”) must maintain capital and surplus ratios or balances as determined by the regulatory authority of the states in which they are domiciled. Heritage P&C is required to maintain capital and surplus equal to the greater of $15.0 million or 10% of its respective liabilities. Zephyr is required to maintain a deposit of $750,000 in a federally insured financial institution. NBIC is required to maintain capital and surplus of $3.0 million. The combined statutory surplus for Heritage P&C, Zephyr, and NBIC was $459.8 million at September 30, 2026 and $392.5 million at December 31, 2025. State law also requires the Company’s insurance subsidiaries to adhere to prescribed premium-to-capital surplus ratios, and risk-based capital requirements with which the Company's insurance subsidiaries are in compliance. At September 30, 2026, the Company’s insurance subsidiaries met the financial and regulatory requirements of each of the states in which they conduct business.

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

The Company’s Florida insurance company affiliate is required to enter into a reinsurance contract with the FHCF for a portion of its catastrophe risk transfer each year. Since the Company’s inception in 2012, certain catastrophic events have resulted in losses which pierced the FHCF layer and resulted in reimbursements from the FHCF. To date, losses from Hurricane Irma, which struck in 2017, Hurricane Ian, which struck in 2022, and Hurricane Milton, which struck in 2024, have triggered the Company’s FHCF coverage.

NOTE 18. RELATED PARTY TRANSACTIONS

From time to time the Company has been party to various related party transactions involving certain of its officers, directors and significant stockholders, including as set forth below. The Company has entered into each of these arrangements without obligation to continue its effect in the future and the associated expense was immaterial to its results of operations or financial position as of September 30, 2026 and 2025.

Mark Berset served as a member of the Company’s Board of Directors from July 2020 until his retirement effective September 23, 2025. Mr. Berset is the Chief Executive Officer of Comegys Insurance Agency, Inc. (“Comegys”), an independent insurance agency that writes policies for the Company. The Company pays commissions to Comegys at standard industry rates consistent with those paid to the Company’s other independent agencies. For the three and nine months ended September 30, 2025, the Company paid commissions to Comegys of $29,553 and $95,699, respectively. Following Mr. Berset’s retirement, Comegys is no longer a related party.

NOTE 19. EMPLOYEE BENEFIT PLANS

The Company provides a 401(k) plan for all qualifying employees. The Company matches 100% of the first 3% and 50% of the next 2% of employee contributions, for a maximum match of 4% of eligible compensation. Matching contributions made to the plan on behalf of participating employees were $0.4 million for each of the three months ended September 30, 2026 and 2025, and $1.3 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, during the nine months ended September 30, 2026, the Company funded a profit-sharing contribution of $0.5 million related to 2025, which was included in accrued compensation as of December 31, 2025. Accordingly, no expense related to this contribution was recognized during 2026.

The Company offers employees a flex healthcare plan which allows employees the choice of three medical plans with a range of coverage levels and costs. For the three months ended September 30, 2026 and 2025, the Company incurred medical premium costs including healthcare premiums of $1.8 million and $1.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred medical premium costs including healthcare premiums of $4.9 million and $4.8 million, respectively.

NOTE 20. EQUITY

The total amount of authorized capital stock consists of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of September 30, 2026, the Company had 29,632,416 shares of common stock outstanding, 13,439,317 treasury shares of common stock and 863,841 shares of unvested restricted common stock outstanding reflecting additional paid-in capital of $360.9 million as of such date.

As of December 31, 2025, the Company had 30,833,776 shares of common stock outstanding, 12,337,809 treasury shares of common stock and 1,479,243 of unvested shares of restricted common stock outstanding reflecting additional paid-in capital of $365.7 million as of such date.

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

Stock Repurchase Program

On December 9, 2024, the Board of Directors established a new share repurchase program plan which commenced upon the expiration of the 2024 Share Repurchase Plan on December 31, 2024, for the purpose of repurchasing up to an aggregate of $10.0 million of common stock, through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Exchange Act at any time or from time to time on or prior to December 31, 2025. For the year ended December 31, 2025, the Company repurchased in aggregate 106,135 shares of its common stock under the share repurchase plan for $2.3 million.

On November 5, 2025, the Board of Directors established a new share repurchase plan to commence upon the expiration of the previously authorized share repurchase plan on December 31, 2025, for the purpose of repurchasing up to an aggregate of $25.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Exchange Act at any time or from time to time on or prior to December 31, 2026. Prior to the termination of the share repurchase plan in May 2026, the Company repurchased an aggregate of 446,884 shares of its common stock at an average cost of $26.87 per share, for a total cost of approximately $12.0 million.

On May 7, 2026, the Board of Directors established a new share repurchase plan, replacing the prior share repurchase plan, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through the open market or in such other manner as will comply with the terms of applicable federal and state securities laws and regulations, including without limitation, Rule 10b-18 under the Exchange Act at any time or from time to time on or prior to December 31, 2026 (the “New Share Repurchase Plan”). From May 7, 2026 through September 30, 2026, the Company repurchased 654,624 shares of its common stock under the New Share Repurchase Plan, for a total cost of approximately $15.9 million, representing an average purchase price of $24.26 per share. As of September 30, 2026, the Company had $34.1 million of capacity remaining under the New Share Repurchase Plan.

On October 28, 2026, the Board of Directors established a new share repurchase program to commence upon the expiration of the existing program on December 31, 2026, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through December 31, 2027.

Dividends

The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors and will depend on a variety of factors including the Company’s financial condition and results of operations.

The Board of Directors elected not to declare any dividends during the three and nine months ended September 30, 2026 and 2025.

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

At September 30, 2026, there were 1,809,709 shares available for grant under the 2023 Plan. The Company recognizes compensation expense under ASC 718 for its stock-based payments based on the fair value of the awards.

On June 10, 2026, the date of the 2026 annual meeting of the Company's stockholders, the Company awarded to non-employee directors an aggregate of 13,515 shares of common stock under the 2023 Plan with a fair value at the time of grant of $22.20 per share, resulting in a total grant date fair value of $300,000. The stock was fully vested on the date of issuance.

On April 1, 2026, the Company awarded an aggregate of 15,000 shares of time-based restricted stock under the 2023 Plan to certain employees. The restricted stock had a grant-date fair value of $25.19 per share, resulting in a total grant-date fair value of $377,850. The awards vest in two equal installments in aggregate of 7,500 shares each on December 15, 2026 and December 15, 2027, subject to the employees' continued service through each vesting date.

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

On February 27, 2024, the Company awarded an aggregate of 163,640 shares of time-based restricted stock and an aggregate of 253,918 shares of performance-based restricted stock, with a fair value at the time of grant of $7.02 per share to certain employees. The time-based restricted stock will vest annually in three equal installments commencing on December 15, 2024. The performance based restricted stock has a three-year performance period beginning on January 1, 2024 and ending on December 31, 2026 and will vest following the end of the performance period but no later than March 31, 2027.

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

Restricted stock activity for the nine months ended September 30, 2026 is as follows:

		Weighted-Average
		Grant-Date Fair
	Number of shares	Value per Share
Non-vested, at December 31, 2025	1,479,243	$6.55
Granted - Performance-based restricted stock	138,856	$26.98
Granted - Time-based restricted stock	77,884	$25.81
Vested shares released	(515,550)	$4.56
Vested shares withheld for taxes	(316,592)	$4.08
Non-vested, at September 30, 2026	863,841	$13.67

Awards are being amortized to expense over the one- to three-year vesting period. The Company recognized approximately $1.4 million and $1.2 million of stock compensation expense for the three months ended September 30, 2026 and 2025, respectively. The Company recognized $4.1 million and $4.2 million of stock compensation expense for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, no shares of restricted stock were granted. For the nine months ended September 30, 2026, 818,627 shares of performance-based restricted stock vested and were released and 13,515 shares of common stock were issued. Of the stock released to employees, 316,592 shares were withheld to cover withholding taxes of $8.9 million. For the three and nine months ended September 30, 2025, a total of 54,612 shares of restricted stock previously granted to non-employee directors vested and were released.

At September 30, 2026, there was approximately $1.9 million unrecognized expense related to time-based unvested restricted stock and an additional $4.6 million for unvested performance-based restricted stock, net of expected forfeitures which is expected to be recognized over the remaining restriction periods as described in the table below. For the comparable period in 2025, there was in aggregate $6.0 million of unrecognized expense.

Additional information regarding the Company’s outstanding non-vested time-based restricted stock and performance-based restricted stock at September 30, 2026 is as follows:

Grant date	Restricted shares unvested	Share Value at Grant Date Per Share	Remaining Restriction Period (Years)
February 27, 2024	54,547	7.02	0.3
February 27, 2024	253,918	7.02	0.3
March 11, 2025	66,166	11.88	1.3
March 11, 2025	285,985	11.88	1.3
March 5, 2026	49,369	26.98	2.3
March 5, 2026	138,856	26.98	2.3
April 1, 2026	15,000	25.19	1.3
Total non-vested shares	863,841

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

As the Company operates as one reportable segment, all significant expenses presented to the CODM are presented on the face of the Condensed Consolidated Statements of Operations and Other Comprehensive Income. The CODM uses net income to evaluate income generated from segment assets, such as return on assets, in deciding whether to reinvest profits into the business or other parts of the entity, such as for acquisitions or to pay dividends.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net earned premiums	$205,591	$195,132	$606,408	$591,482
Net investment income	11,361	9,686	31,823	27,295
Net realized (losses) gains on debt securities and other investments	(38)	2,746	(59)	2,746
Other revenue	2,327	4,895	7,923	10,490
Total revenues	$219,241	$212,459	$646,095	$632,013
Expenses:
Losses and loss adjustment expenses - current year	95,366	79,789	279,580	264,866
Losses and loss adjustment expenses - prior year	(13,975)	(5,023)	(45,535)	(15,073)
Policy acquisition costs, net of ceding commission income	45,114	45,182	135,959	134,143
General and administrative costs, net of ceding commission income (1)	20,538	19,043	63,172	61,446
Depreciation & amortization	2,968	3,302	9,022	9,158
Interest expense	1,515	1,850	4,983	6,157
Income tax expense	16,591	17,895	49,597	42,397
Segment net income	$51,124	$50,421	$149,317	$128,919
Reconciliation of profit or loss:
Adjustment and reconciling items:	—	—	—	—
Consolidated net income	$51,124	$50,421	$149,317	$128,919

(1) Excludes depreciation and amortization expense

NOTE 23. SUBSEQUENT EVENTS

The Company performed an evaluation of subsequent events through the date the condensed consolidated financial statements were issued and determined that, except as described below, there were no recognized or unrecognized subsequent events that would require an adjustment or additional disclosure in the condensed consolidated financial statements as of September 30, 2026.

On October 28, 2026, the Board of Directors established a new share repurchase program to commence upon the expiration of the existing program on December 31, 2026, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through December 31, 2027.

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

Overview

We are a super-regional property and casualty insurance holding company that primarily provides personal and commercial residential insurance products across our multi-state footprint. We provide personal residential insurance in Alabama, California, Connecticut, Delaware, Florida, Georgia, Hawaii, Maryland, Massachusetts, Mississippi, New Jersey, New York, North Carolina, Rhode Island, South Carolina, and Virginia and commercial residential insurance in Florida, Hawaii, New Jersey, and New York. We provide property insurance in Florida, Hawaii, and South Carolina on both an admitted and non-admitted basis and in California and Texas on a non-admitted basis only. As a vertically integrated insurer, we control or manage substantially all aspects of risk management, underwriting, claims processing and adjusting, actuarial rate making and reserving, customer service, and distribution. Our financial strength ratings are important to us in establishing our competitive position and can impact our ability to write policies.

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

Policies-in-force:	Q3 2026	Q3 2025	% Change
Personal Residential	335,909	350,844	(4.3)%
Commercial Residential	3,228	3,053	5.7%
Other	8,783	9,412	(6.7)%
Total	347,920	363,309	(4.2)%

Premiums-in-force:	(in thousands)
Personal Residential	1,157,426	1,154,731	0.2%
Commercial Residential	232,126	276,660	(16.1)%
Other	10,118	9,171	10.3%
Total	1,399,670	1,440,562	(2.8)%

Total Insured Value:	(in thousands)
Personal Residential	321,025,541	318,439,324	0.8%
Commercial Residential	50,354,442	46,824,497	7.5%
Total	371,379,983	365,263,822	1.7%

Strategic Profitability Initiatives

The Company’s core strategic initiatives remain in place:

•
Generating underwriting profit through rate adequacy and continued selective underwriting.
•
Allocating capital to products and geographies that maximize long-term returns.
•
Targeting a balanced and diversified portfolio.

The Company continues to focus on the following profitability initiatives:

•
Target geographies for new business, while closely managing risk and exposure.
•
Continue persistent underwriting discipline and focus on rate adequacy while driving prudent top line growth.
•
Enhance data-driven analytics using AI and other technology tools.
•
Continue the refinement of customer service and claims capabilities.
•
Leverage infrastructure and capabilities to foster future growth, which includes our entry to the State of Texas on an excess and surplus lines basis.
•
Act as opportunities emerge which will continue our diversification and expansion over the next several years.
•
Expand our relationship with reinsurance partners to expand capacity and manage volatility while pursuing growth.

Trends

Inflation, Underwriting and Pricing

We address reinsurance and loss cost trends in the property insurance sector through rates and inflation guard factors. Over the last several years, we have filed and been approved by state regulators for rate increases to achieve rate adequacy. Our rates are now adequate in nearly all of our territories which are currently open for new business. We experienced intentional growth of our commercial residential business during 2025, with in-force premium in that line of business decreasing in 2026, driven primarily by competitive market conditions. To the extent that reinsurance and loss cost trends change, our rates may be adjusted in the future to reflect those changes. New rates, which are subject to approval by our regulators, become effective when a policy is written or renewed, and the premium is earned pro rata over the policy period of one year. As a result of this timing, it can take up to twenty-four months for the complete impact of a rate change to be fully earned and impact our financial statements.

We invest in data analytics, using software and experienced personnel, to continuously evaluate our underwriting criteria and manage exposure to catastrophe and other losses. Our policy retention has remained consistent with most states in the upper 80s to low 90s. While we believe our rates are generally competitive with private market insurers operating in our space, we are focused on prudent growth in 2026 and in the future, while managing exposure and ensuring rate adequacy throughout our book of business, as well as providing high levels of customer service to our agents and policyholders.

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

We successfully completed the placement of our catastrophe excess of loss reinsurance program with higher coverage levels than the prior-year while achieving a lower total and risk-adjusted cost. As operating and reinsurance costs improve, we expect policyholders to benefit through more competitive pricing while we continue to maintain appropriate underwriting margins. This should also favorably impact the ceded premium through the remainder of the treaty year ending May 31, 2027.

Overview of Financial Results

In the following section, we discuss our financial condition and results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

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

•
For the third quarter of 2026 net income increased to $51.1 million, or $1.72 per diluted share, compared with $50.4 million, or $1.63 per diluted share, in the prior-year quarter. Diluted earnings per share increased 5.5%, benefiting from a 4.0% reduction in diluted shares outstanding primarily from share repurchases. Third quarter results absorbed $15.8 million of pre-tax catastrophe losses, including $9.1 million from Hurricanes Lala and Lowell, and $6.7 million from other catastrophe weather events, primarily the late September Nor’easter, compared with no catastrophe losses in the prior-year quarter. Additionally, the Company experienced favorable loss development during the quarter as described below. Revenue growth reflected lower ceded premiums, which increased net premiums earned, as well as higher investment income from a larger invested asset base.
•
Premiums-in-force were $1.40 billion, down 2.8% from $1.44 billion in the third quarter of 2025, primarily due to commercial residential premium reductions resulting from competitive pricing pressure. A reduction in Florida personal lines in-force premiums was more than offset by personal lines growth in other states.
•
Gross premiums written decreased 3.1% to $322.8 million from $333.2 million in the prior-year quarter, primarily reflecting lower commercial residential premiums, partially offset by growth in personal lines. The Florida commercial residential market remains highly competitive, and management continues to emphasize underwriting discipline and adequate profitability by writing business that meets Heritage’s pricing and risk standards.
•
Gross premiums earned were $352.8 million, compared with $362.0 million in the prior-year quarter, reflecting the decline in commercial residential business due to the competitive market conditions discussed above.
•
Ceded premiums decreased 11.8% to $147.2 million, compared with $166.8 million in the prior-year quarter. The reduction in ceded premiums reflected a full quarter of savings driven by the improved pricing of the Company’s June 2026 catastrophe excess of loss program as well as the decrease in the northeast net quota share program, which was effective December 31, 2025.
•
Net premiums earned increased 5.4% to $205.6 million from $195.1 million in the prior-year quarter, driven by lower ceded premiums more than offsetting the decrease in gross earned premiums.
•
Total revenue increased 3.2% to $219.2 million, reflecting higher net premiums earned and increased investment income. Other revenue decreased $2.6 million and net realized gains decreased $2.8 million, as both were elevated in the prior-year quarter.
•
Net investment income increased 17.3% to $11.4 million from $9.7 million in the third quarter of 2025, reflecting growth in invested assets. Cash and invested assets totaled $1.4 billion at quarter-end, up 8.8% from December 31, 2025. The investment portfolio remains conservatively positioned, with an emphasis on high-quality fixed-income securities and asset durations closely matched to liabilities.

•
Net losses and LAE were $81.4 million, up $6.6 million from $74.8 million in the prior-year quarter. The net loss ratio increased 1.3 points to 39.6% from 38.3% in the same quarter last year. Net weather and catastrophe losses for the current accident quarter were $33.6 million, compared with $13.8 million in the prior-year quarter, and included $9.1 million of hurricane losses and $6.7 million of other catastrophe losses. Net favorable prior-year loss development was $14.0 million in the third quarter of 2026, compared with $5.0 million in the prior-year quarter. As described in Note 13, the Company has experienced significant favorable net loss development throughout the first three quarters of 2026; however, this level of favorable net loss development is not expected to continue in the future the Company expects favorable net loss development to moderate as loss reserves now more closely reflect the current claims environment.
•
The net expense ratio improved 1.2 points to 33.4%, from 34.6% in the prior-year quarter. Policy acquisition costs were relatively flat compared to the third quarter of 2025. General and administrative expenses increased 5.2%, reflecting higher employee compensation and related costs, offset by a decrease in corporate insurance expense, primarily from a non-recurring premium refund.
•
The net combined ratio was relatively flat at 73.0% compared with 72.9% in the prior-year quarter, with a decrease in expense ratio nearly offsetting the increase in loss ratio.
•
The effective tax rate was 24.5% compared to 26.2% in the prior-year quarter. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The effective tax rate is 1.7 points lower than the prior-year quarter, with the variance driven by previously estimated annualized pre-tax income and the related impact of permanent items. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

Revenue

	For The Three Months Ended September 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands)
REVENUE:
Gross premiums written	$322,778	$333,160	$(10,382)	(3.1)%
Change in gross unearned premiums	30,003	28,801	1,202	4.2%
Gross premiums earned	352,781	361,961	(9,180)	(2.5)%
Ceded premiums	(147,190)	(166,829)	19,639	(11.8)%
Net premiums earned	205,591	195,132	10,459	5.4%
Net investment income	11,361	9,686	1,675	17.3%
Net realized (losses) gains on debt securities and other investments	(38)	2,746	(2,784)	(101.4)%
Other revenue	2,327	4,895	(2,568)	(52.5)%
Total revenue	$219,241	$212,459	$6,782	3.2%

Total revenue

Total revenue increased 3.2% to $219.2 million from $212.5 million in the prior-year quarter, driven by higher net premiums earned and net investment income, partially offset by lower realized gains and other income. The decrease in net realized gains resulted from the sale of real estate during the third quarter of 2025. Other revenue decreased $2.6 million, primarily from fee income which was elevated in the prior-year quarter. Net investment income increased 17.3% to $11.4 million from $9.7 million in the third quarter of 2025, reflecting growth in invested assets.

Gross premiums written

Gross premiums written decreased $10.4 million, or 3.1%, to $322.8 million for the three months ended September 30, 2026, from $333.2 million in the prior-year quarter. The decline primarily reflected lower commercial residential premiums, partially offset by growth in personal lines. With the Florida commercial residential market remaining highly competitive, management continues to prioritize underwriting discipline and adequate profitability, writing only business that meets Heritage’s pricing and risk standards.

Premiums-in-force were $1.40 billion, down 2.8% from $1.44 billion in the third quarter of 2025, primarily due to lower commercial residential premiums-in-force, which decreased 16.1% due to competitive pricing pressure in the Florida market. The decline was rate-driven rather than exposure-driven, as commercial residential policies-in-force increased 5.7% and total insured value increased 7.5% over the same period. A reduction in Florida personal lines premiums-in-force was more than offset by personal lines growth in other states. We expect competitive pricing in the Florida commercial residential market to continue, and rate reductions on business already written have not yet fully earned in. As a result, we expect this trend to continue to adversely affect commercial residential premiums-in-force and net premiums earned. We expect this to be partially offset by commercial growth in other states.

Gross premiums earned

Gross premiums earned of $352.8 million were down 2.5% from $362.0 million in the prior-year quarter, reflecting a reduction in commercial residential business driven by competitive pressures as described above.

Ceded premiums

Ceded premiums were $147.2 million in the third quarter of 2026, a decrease of $19.6 million, or 11.8%, from $166.8 million in the prior-year quarter. The reduction in ceded premiums reflected a full quarter of savings driven by the improved pricing of the Company’s June 2026 catastrophe excess of loss program as well as the decrease in the northeast net quota share program, which was effective December 31, 2025. The catastrophe excess of loss reinsurance placement generated treaty-year expense savings of $63.2 million which will be recognized over the contract period which incepted June 1, 2026. The decrease was partially offset by a one-time facultative and catastrophe excess of loss reinstatement premium adjustment recorded in the third quarter of 2026.

Net premiums earned

Net premiums earned increased $10.5 million, or 5.4%, to $205.6 million in the third quarter of 2026 from $195.1 million in the prior-year quarter, driven by lower ceded premiums more than offsetting the decrease in gross earned premiums.

Net investment income

Net investment income increased $1.7 million, or 17.3%, to $11.4 million in the third quarter of 2026 from $9.7 million in the prior-year quarter. The increase was primarily driven by higher average cash and invested asset balances and the reinvestment of maturing securities at higher yields, partially offset by lower yields on money market funds and bank sweep accounts due to the current interest rate environment.

	For The Three Months Ended September 30,
(Unaudited)	2026	2025	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	81,391	74,766	6,625	8.9%
Policy acquisition costs	45,114	45,182	(68)	(0.2)%
General and administrative expenses	23,506	22,345	1,161	5.2%
Total operating expenses	150,011	142,293	7,718	5.4%

Total operating expenses

Total operating expenses increased $7.7 million, or 5.4%, to $150.0 million in the third quarter of 2026 from $142.3 million in the prior-year quarter, primarily due to higher losses and LAE and general and administrative expenses, with relatively flat policy acquisition costs.

Losses and loss adjustment expenses ("LAE")

Net losses and LAE were $81.4 million, up $6.6 million from $74.8 million in the prior-year quarter. The net loss ratio increased 1.3 points to 39.6% from 38.3% in the same quarter last year. Net weather and catastrophe losses for the current accident quarter were $33.6 million, compared with $13.8 million in the prior-year quarter, and included $9.1 million of hurricane losses and $6.7 million of other catastrophe losses. Net favorable prior-year loss development was $14.0 million in the third quarter of 2026, compared with $5.0 million in the prior-year quarter.

Policy acquisition costs

Policy acquisition costs, net of ceding commission income, were $45.1 million for the three months ended September 30, 2026, essentially unchanged from $45.2 million for the comparable period in 2025. Lower gross acquisition costs of $1.1 million, reflecting lower premium volume, were offset by a $1.2 million decrease in ceding commission income resulting from lower ceding commission associated with the decrease in quota share program from 46% to 40% effective December 31, 2025.

General and administrative expenses

General and administrative expenses increased $1.2 million, or 5.2%, to $23.5 million for the three months ended September 30, 2026, from $22.3 million for the comparable period in 2025. The increase was primarily due to higher employee-related costs, temporary labor, and lower ceding commission, partially offset by a $1.2 million decrease in corporate insurance expense due to a non-recurring premium refund.

	For The Three Months Ended September 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	69,230	70,166	(936)	(1.3)%
Interest expense, net	1,515	1,850	(335)	(18.1)%
Income before income taxes	67,715	68,316	(601)	(0.9)%
Provision for income taxes	16,591	17,895	(1,304)	(7.3)%
Net income	$51,124	$50,421	$703	1.4%
Basic earnings per share	$1.72	$1.63	$0.09	5.5%
Diluted earnings per share	$1.72	$1.63	$0.09	5.5%

Net income

Net income increased $0.7 million, or 1.4%, to $51.1 million in the third quarter of 2026, compared to $50.4 million in the prior-year quarter, driven by higher total revenue lower income tax expense and favorable prior-year loss development, each of which as described above.

Interest expense, net

Interest expense, net was $1.5 million in the third quarter of 2026, lower than $1.9 million for the prior-year quarter, primarily due to lower debt balances outstanding.

Income tax expense

Income tax expense was $16.6 million in the third quarter of 2026, compared to $17.9 million in the prior-year quarter. The effective tax rate was 24.5%, compared to 26.2% in the prior-year quarter, a decrease of 1.7 percentage points. The decrease was driven by previously estimated annualized pre-tax income and the related impact of permanent items. The Company calculates its interim income tax provision using an estimated annual effective tax rate, which may fluctuate throughout the year as income levels change and estimates are updated.

Ratios

	For The Three Months Ended September 30,
(Unaudited)	2026	2025
Ceded premium ratio	41.7%	46.1%

Net loss and LAE ratio	39.6%	38.3%
Net expense ratio	33.4%	34.6%
Net combined ratio	73.0%	72.9%

Net combined ratio

The net combined ratio was relatively flat at 73.0% compared with 72.9% in the prior-year quarter, with a decrease in the expense ratio nearly offsetting the increase in the net loss ratio.

Ceded premium ratio

The ceded premium ratio decreased 4.4 points to 41.7% for the three months ended September 30, 2026, from 46.1% in the prior-year quarter, primarily attributable to lower ceded premiums associated with the Company's catastrophe excess of loss program, partially offset by a one-time facultative and catastrophe excess of loss reinstatement premium adjustment recorded in the third quarter of 2026.

Net loss and LAE ratio

The net loss and LAE ratio increased 1.3 points to 39.6% for the three months ended September 30, 2026, from 38.3% in the prior-year quarter, primarily attributable to higher losses and LAE which was partially offset by favorable net loss development as described above, partially offset by higher net premiums earned.

Net expense ratio

The net expense ratio improved 1.2 points to 33.4%, from 34.6% in the prior-year quarter. Policy acquisition costs were relatively flat compared to the prior year quarter. General and administrative expenses increased 5.2%, reflecting higher employee compensation and related costs offset by a decrease in corporate insurance expense, primarily from a non-recurring premium refund.

Comparison of the nine months ended September 30, 2026 and 2025

	For The Nine Months Ended September 30,
	2026	2025	$ Change	% Change
(Unaudited)	(in thousands)
REVENUE:
Gross premiums written	$1,057,965	$1,100,125	$(42,160)	(3.8)%
Change in gross unearned premiums	(468)	(30,742)	30,274	(98.5)%
Gross premiums earned	1,057,497	1,069,383	(11,886)	(1.1)%
Ceded premiums	(451,089)	(477,901)	26,812	(5.6)%
Net premiums earned	606,408	591,482	14,926	2.5%
Net investment income	31,823	27,295	4,528	16.6%
Net realized (losses) gains on debt securities and other investments	(59)	2,746	(2,805)	(102.1)%
Other revenue	7,923	10,490	(2,567)	(24.5)%
Total revenue	$646,095	$632,013	$14,082	2.2%

Total Revenue

Total revenue increased 2.2% to $646.1 million for the nine months ended September 30, 2026, from $632.0 million in the prior-year period, primarily attributable to higher net premiums earned and net investment income, partially offset by lower realized gains and other revenue. The decrease in net realized gains resulted from the sale of real estate during the prior-year period. Other revenue decreased $2.6 million, primarily from fee income which was elevated in the prior-year period. Net investment income increased 16.6% to $31.8 million from $27.3 million in the prior-year period, primarily attributable to growth in invested assets. The investment portfolio remained conservatively positioned, with an emphasis on high-quality fixed-income securities and asset durations closely matched to the Company's liability profile.

Gross premiums written

Gross premiums written decreased $42.2 million, or 3.8%, to $1.06 billion for the nine months ended September 30, 2026, from $1.10 billion in the prior-year period. The decrease is driven primarily by lower written premium for Florida commercial residential business due to the competitive environment previously discussed.

Premiums-in-force were $1.40 billion at September 30, 2026, a decrease of 2.8% compared to $1.44 billion prior-year period, driven by the reduction in commercial residential business described above.

Gross premiums earned

Gross premiums earned decreased $11.9 million, or 1.1%, to $1.06 billion for the nine months ended September 30, 2026, compared to $1.07 billion in the prior-year period, reflecting lower gross premiums written over the last twelve months which is driven primarily by lower premium associated with the commercial residential business.

Ceded premiums

Ceded premiums decreased $26.8 million, or 5.6%, to $451.1 million for the nine months ended September 30, 2026, compared to $477.9 million in the prior-year period, primarily due to the reduction associated with improved pricing on the June 2026 catastrophe excess-of-loss program and the reduction in the net quota share cession from 46% to 40% effective December 31, 2025. The ceded premium ratio improved to 42.7% from 44.7%.

Net premiums earned

Net premiums earned increased $14.9 million, or 2.5%, to $606.4 million for the nine months ended September 30, 2026, compared to $591.5 million in the prior-year period, as the $26.8 million decrease in ceded premiums more than offset the $11.9 million decrease in gross premiums earned.

Net investment income

Net investment income increased $4.5 million, or 16.6%, to $31.8 million for the nine months ended September 30, 2026, as compared to $27.3 million in the prior-year period, primarily due to a larger fixed maturity portfolio, as the Company redeployed $168.6 million of cash into higher-yielding, longer-duration securities.

	For The Nine Months Ended September 30,
(Unaudited)	2026	2025	$ Change	% Change
OPERATING EXPENSES:	(in thousands)
Losses and loss adjustment expenses	234,045	249,793	(15,748)	(6.3)%
Policy acquisition costs	135,959	134,143	1,816	1.4%
General and administrative expenses	72,194	70,604	1,590	2.3%
Total operating expenses	442,198	454,540	(12,342)	(2.7)%

Total operating expenses

Total operating expenses were $442.2 million for the nine month period ended September 30, 2026, down 2.7% compared to $454.5 million in the prior-year period. As described below, losses and LAE declined significantly, which was partly offset by higher policy acquisition costs and general and administrative expenses.

Losses and loss adjustment expenses

Losses and loss adjustment expenses decreased $15.7 million, or 6.3%, to $234.0 million for the nine months ended September 30, 2026, compared to $249.8 million in the prior-year period, driven primarily by favorable net prior-year loss development, partially offset by higher weather losses. The net loss ratio improved 3.6 points to 38.6% from 42.2%. Weather losses for the nine months ended September 30, 2026 were $81.9 million compared to weather losses for the prior-year period of $69.8 million. Catastrophe weather losses amounted to $40.2 million and $31.8 million for the nine months ended September 30, 2026 and 2025, respectively. Net favorable prior year loss development was $45.5 million, compared with $15.1 million in the prior-year period.

Policy acquisition costs

Policy acquisition costs, net of ceding commission income, increased $1.8 million, or 1.4%, to $136.0 million for the nine months ended September 30, 2026, compared to $134.1 million in the prior-year period, primarily due to lower ceding commission income from the reduced quota share cession, partially offset by lower commission expense on lower premiums written.

General and administrative expenses

General and administrative expenses were $72.2 million for the nine months ended September 30, 2026, compared to $70.6 million in the prior-year period, an increase of $1.6 million, or 2.3%. The increase was primarily due to higher employee compensation and related costs, and lower ceding commission income allocated to general and administrative expenses, partially offset by lower insurance expense, which included a nonrecurring premium refund.

	For The Nine Months Ended September 30,
(Unaudited)	2026	2025	$ Change	% Change
	(in thousands, except per share amounts)
Operating income	203,897	177,473	26,424	14.9%
Interest expense, net	4,983	6,157	(1,174)	(19.1)%
Income before income taxes	198,914	171,316	27,598	16.1%
Provision for income taxes	49,597	42,397	7,200	17.0%
Net income	$149,317	$128,919	$20,398	15.8%
Basic earnings per share	$4.95	$4.17	$0.78	18.7%
Diluted earnings per share	$4.94	$4.17	$0.77	18.5%

Net income

Net income for the nine months ended September 30, 2026 was $149.3 million, or $4.94 per diluted share, compared to net income of $128.9 million, or $4.17 per diluted share, for the corresponding period in 2025. The increase was primarily driven by higher net premiums earned and higher net investment income and lower net losses incurred, partially offset by lower realized gains and other income and higher policy acquisition costs and general and administrative expenses as described above. Net premiums earned increased 2.5%, and net losses and LAE decreased 6.3%, as discussed above. Policy acquisition costs increased 1.4%, primarily due to lower ceding commission income. General and administrative expenses increased 2.3% as described above.

Interest expense, net

Interest expense, net was $5.0 million for the nine month period ended September 30, 2026, a decrease of 19.1% compared to $6.2 million for the prior-year period. The decrease was attributed to the favorable impact from the reduction of debt obligations.

Income tax expense

Income tax expense increased $7.2 million, or 17.0%, to $49.6 million for the nine months ended September 30, 2026, compared to $42.4 million for the prior-year period, primarily due to higher pre-tax income. For the nine months ended September 30, 2026 and 2025, the effective tax rate was 24.9% and 24.7%, respectively. We calculate the provision for income taxes during interim reporting periods by applying an estimate of the effective tax rate for the full year. The variance is driven by pre-tax income and permanent items. The effective tax rate can fluctuate throughout the year as income changes and estimates used in each quarterly tax provision are updated with additional information.

Ratios

	For The Nine Months Ended September 30,
(Unaudited)	2026	2025
Ceded premium ratio	42.7%	44.7%

Net loss and LAE ratio	38.6%	42.2%
Net expense ratio	34.3%	34.6%
Net combined ratio	72.9%	76.8%

Net combined ratio

The net combined ratio was 72.9% for the nine months ended September 30, 2026, compared to 76.8% for the comparable period in 2025, an improvement of 3.9 points. The improvement primarily reflects a 3.6 point decrease in the net loss and LAE ratio to 38.6%, driven primarily by favorable net prior-year loss development, and a 0.3 point decrease in the net expense ratio to 34.3%, as described below.

Ceded premium ratio

The ceded premium ratio was 42.7% for the nine months ended September 30, 2026, compared to 44.7% for the comparable period in 2025. The 2.0 point improvement was primarily attributable to lower ceded premiums resulting from improved pricing on the June 2026 catastrophe excess-of-loss program and the reduction of the northeast net quota share cession from 46% to 40% effective December 31, 2025.

Net loss and LAE ratio

The net loss and LAE ratio was 38.6% for the nine months ended September 30, 2026, a 3.6 point improvement from 42.2% in the prior-year period, reflecting a 6.3% decrease in net losses and LAE, driven primarily by favorable net prior-year loss development, and a 2.5% increase in net premiums earned, as described above.

Net expense ratio

The net expense ratio improved 0.3 points to 34.3% for the nine months ended September 30, 2026, from 34.6% in the prior-year period, as the 2.5% increase in net premiums earned outpaced increases of 1.4% in policy acquisition costs and 2.3% in general and administrative expenses.

Financial Condition – September 30, 2026 compared to December 31, 2025

Cash and Cash Equivalents

Cash and cash equivalents were $532.1 million at September 30, 2026, compared with $559.3 million at December 31, 2025, a decrease of $27.2 million. Net cash provided by operating activities of $176.2 million was more than offset by $159.9 million used in investing activities and $43.5 million used in financing activities. Investing activities consisted primarily of net purchases of fixed maturity securities of $168.6 million as the Company reinvested excess cash into its investment portfolio, partially offset by the January 2026 collection of the $11.0 million promissory note received in connection with the 2025 sale of real estate. Financing activities consisted primarily of repurchases of common stock of $26.3 million, tax withholding on share-based awards of $8.9 million and debt repayments of $8.3 million.

Fixed Maturity Securities

Fixed maturity securities increased $139.4 million to $852.6 million at September 30, 2026, from $713.2 million at December 31, 2025, primarily reflecting net purchases of $168.6 million as the Company reinvested operating cash flows and excess cash into the investment portfolio, partially offset by a $29.8 million increase in net unrealized losses driven by higher interest rates.

Other Assets

Other assets decreased $18.2 million to $15.6 million at September 30, 2026, from $33.8 million at December 31, 2025, primarily due to the January 2026 collection of an $11.0 million promissory note received in connection with the 2025 sale of property, as well as the application of premium remittances held in suspense and the amortization of prepaid expenses.

Reinsurance Recoverable on Paid and Unpaid Claims

At September 30, 2026, reinsurance recoverable on paid and unpaid claims totaled $218.9 million, a decrease of $99.7 million from $318.6 million at December 31, 2025. The decrease was primarily driven by claim payments, a reduction in ultimate losses for certain catastrophic events, and collection of reinsurance.

Prepaid Reinsurance Premiums

At September 30, 2026, prepaid reinsurance premium increased by $76.9 million to $384.0 million from $307.0 million at December 31, 2025. This balance represents unearned ceded premium and the increase is primarily attributable to the execution of new catastrophe excess of loss reinsurance treaties effective June 1, 2026.

Unpaid Losses and Loss Adjustment Expenses

At September 30, 2026, unpaid losses and loss adjustment expenses decreased $119.6 million to $459.9 million from $579.5 million at December 31, 2025. The decrease primarily reflects claim payments and favorable development of prior accident year losses, partially offset by weather-related losses incurred during 2026.

Reinsurance Payable

At September 30, 2026, reinsurance payable increased $106.3 million to $339.1 million from $232.8 million at December 31, 2025. The increase was primarily driven by the inception of the Company’s annual catastrophe excess of loss reinsurance program, which renewed June 1, 2026. Reinstatement premiums and a one-time facultative and catastrophe excess of loss reinstatement premium adjustment recorded in the third quarter of 2026 also contributed to the increase.

Total Stockholders’ Equity

Total stockholders’ equity increased $93.9 million to $599.1 million at September 30, 2026 from $505.3 million at December 31, 2025, primarily reflecting net income of $149.3 million for the nine months. This increase was partially offset by repurchases of 1,101,508 shares of common stock for $27.9 million, a $22.7 million increase in accumulated other comprehensive loss due to higher unrealized losses on fixed maturity securities, and a $4.8 million decrease in additional paid-in capital, as shares surrendered for tax withholding on vested restricted stock exceeded stock-based compensation expense.

Liquidity and Capital Resources

Our principal sources of liquidity include cash flows generated from operations, existing cash and cash equivalents, our marketable securities balances and borrowings available under our Credit Facilities. As of September 30, 2026, we had $532.1 million of cash and cash equivalents and $854.7 million of investments, compared to $559.3 million and $715.6 million, respectively, as of December 31, 2025. Cash and cash equivalents decreased $27.2 million, as cash generated from operations, primarily premium and reinsurance collections net of claim and reinsurance payments, was more than offset by $168.6 million of net purchases of fixed maturity securities, the repayment of debt and share repurchases. Investments increased $139.1 million, primarily due to those purchases as we redeployed cash into longer-duration fixed maturity securities, partially offset by a $29.8 million increase in net unrealized losses.

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

Cash Flows

	For The Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$176,170	$168,432	$7,738
Investing activities	(159,893)	(21,105)	(138,788)
Financing activities	(43,474)	(37,247)	(6,227)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,197)	$110,080	$(137,277)

Operating Activities

Net cash provided by operating activities was $176.2 million for the nine months ended September 30, 2026 compared to net cash provided by operating activities of $168.4 million for the prior-year period. The increase in cash provided by operating activities relates primarily to timing of cash flows associated with premium collection, claim and reinsurance payments as well as reinsurance reimbursements during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $159.9 million, compared to $21.1 million for the prior-year period. The increase relates primarily to the timing of investment maturities and the reinvestment of proceeds, as well as additional cash invested in longer-duration fixed income securities to extend duration and capture higher yields, partially offset by the collection of the $11.0 million promissory note received in connection with the 2025 sale of real estate.

Financing Activities

Net cash used in financing activities was $43.5 million for the nine months ended September 30, 2026, compared to $37.2 million for the prior-year period. The change was primarily driven by the repurchase of common stock of $26.3 million, the surrender of restricted stock to satisfy tax withholding obligations of $8.9 million, and the payoff of a $5.5 million FHLB loan. By comparison, cash used in financing activities during the 2025 period primarily reflected repayments of the $19.2 million FHLB‑ATL loan and the $10.7 million payment on the mortgage loan.

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

Term Loan Facility. The principal amount of the Term Loan Facility under the Amended and Restated Credit Agreement amortizes in quarterly installments beginning with the close of the fiscal quarter ending December 31, 2025, in an amount equal to $937,500 per quarter, payable quarterly, and increasing to approximately $1.4 million per quarter commencing with the quarter ending September 30, 2028, with the remaining balance payable at maturity in July 2030. As of September 30, 2026 and December 31, 2025, there was $71.3 million and $74.1 million, respectively, in aggregate principal amount outstanding under the Term Loan Facility under the Amended and Restated Credit Agreement.

Revolving Credit Facility. The Revolving Credit Facility allows for borrowings of up to $50 million inclusive of a sublimit for the issuance of letters of credit equal to the unused amount of the Revolving Credit Facility and a sublimit for swingline loans equal to the lesser of $25.0 million and the unused amount of the Revolving Credit Facility. Immediately prior to entering into the Amended and Restated Credit Agreement the outstanding balance under the revolving credit facility under the Prior Credit Agreement was $10.0 million, which amount was repaid in connection with the Amended and Restated Credit Agreement. During 2024, the Company secured letters of credit in aggregate of $24.4 million with a maturity date of March 16, 2025. There were no draws on the letters of credit during 2025, which were cancelled effective on their maturity date of March 16, 2025. On December 3, 2025, the Company secured letters of credit in aggregate of $32.0 million with a maturity date of December 3, 2026, with no draws as of December 31, 2025. In June 2026, the Company cancelled all outstanding letters of credit issued under the Revolving Credit Facility and paid $331,767 of letter of credit issuance fees. As of September 30, 2026, the Company had one outstanding letter of credit issued under the Revolving Credit Facility in the amount of $30,000, which was issued in connection with one of the Company's office leases.

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

The applicable margin for loans under the Credit Facilities varies from 2.50% per annum to 3.00% per annum (for SOFR loans) and 1.50% to 2.00% per annum (for base rate loans) based on our consolidated leverage ratio ranging from less than or equal to

1-to-1 to greater than 1.5-to-1. Interest payments with respect to the Credit Facilities are required either on a quarterly basis (for base rate loans) or at the end of each interest period (for SOFR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. As of September 30, 2026, the borrowings under the Term Loan Facility were accruing interest at a rate of 6.186% per annum.

In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, we are required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our consolidated leverage ratio. For the nine months ended September 30, 2026, the Company paid in commitment fees in aggregate of $275,382 as it relates to the unused portion of the Revolving Credit Facility.

The Company may prepay the loans under the Credit Facilities in whole or in part, at any time without premium or penalty, subject to certain conditions including minimum amounts and reimbursement of certain costs in the case of prepayments of SOFR loans. In addition, we are required to prepay the loan under the Term Loan Facility with the proceeds from certain financing transactions, involuntary dispositions or asset sales (subject, in the case of asset sales, to reinvestment rights).

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

The Amended and Restated Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for facilities of this type. The Amended and Restated Credit Agreement requires the Company to maintain, as of each fiscal quarter (1) a maximum consolidated leverage ratio of 2.00 to 1.00, (2) a minimum consolidated fixed charge coverage ratio of 1.20 to 1.00 and (3) a minimum consolidated tangible net worth for the Company and its subsidiaries, which is required to be not less than the sum of 75% of consolidated tangible net worth measured as of the fiscal quarter ended September 30, 2025 plus 25% of positive consolidated net income (including its subsidiaries and regulated subsidiaries) plus the net cash proceeds of any equity transactions. Events of default include, among other events, (i) nonpayment of principal, interest, fees or other amounts; (ii) failure to perform or observe certain covenants set forth in the Amended and Restated Credit Agreement; (iii) breach of any representation or warranty; (iv) cross-default to other indebtedness; (v) bankruptcy and insolvency defaults; (vi) monetary judgment defaults and material nonmonetary judgment defaults; (vii) customary ERISA defaults; (viii) a change of control of the Company; and (ix) failure to maintain specified catastrophe retentions in each of the Company’s regulated insurance subsidiaries or observe specified reinsurer concentration limits.

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

Holders may convert their Convertible Notes at any time prior to the close of business on the business day immediately preceding February 1, 2037, under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017, if the closing sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the Convertible Notes in effect on each applicable trading day; (2) during the ten consecutive business-day period following any five consecutive trading-day period in which the trading price for the Convertible Notes for each such trading day was less than 98% of the closing sale price of the Company’s common stock on such date multiplied by the then-current conversion rate; (3) if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the third business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. Based on the closing sale price of the Company’s common stock during the 20 trading days leading up to September 30, 2026, the Convertible Notes are convertible for the calendar quarter commencing October 1, 2026 and ending on December 31, 2026.

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

As of September 30, 2026 and December 31, 2025, there was $855,000 and $885,000, respectively, in principal amount of outstanding Convertible Notes, net of $21.1 million of Convertible Notes held by an insurance company subsidiary.

FHLB Loan Agreements

In December 2018, a subsidiary of the Company received a 3.094% fixed interest rate cash loan of $19.2 million from the Federal Home Loan Bank Atlanta (“FHLB-ATL”). On September 29, 2023, the Company restructured the December 2018 agreement to extend the maturity date to March 28, 2025, with a 5.109% fixed interest rate payable quarterly commencing on December 28, 2023. Membership in the FHLB-ATL required an investment in FHLB-ATL’s common stock which was purchased in December 2018 and valued at $1.4 million. In March 2025, the FHLB-ATL agreement was repaid and the securities were released from pledged collateral. As of September 30, 2026, the subsidiary continues to be a member in FHLB-ATL with its common stock valued at $561,416.

In December 2018, a subsidiary of the Company became a member of the FHLB Des Moines (“FHLB-DM”). Membership in the FHLB-DM required an investment in FHLB-DM’s common stock which was purchased in December 2018 and valued at $133,200. In January 2024, the insurance subsidiary of the Company received a 4.23% fixed interest rate cash loan of $5.5 million from the FHLB-DM. Additionally, the transaction required the acquired FHLB-DM common stock and certain other investments to be pledged as collateral. In June 2026, the Company repaid the loan and released the investments from pledged collateral. As of September 30, 2026, the equity investment in FHLB-DM common stock was $77,200.

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

Recent Accounting Pronouncements

The information set forth under Note 1 to the condensed consolidated financial statements under the caption “Basis of Presentation and Significant Accounting Policies” is incorporated herein by reference. Other than ASU 2024-03, we do not expect any recently issued accounting pronouncements to have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The duration of the financial instruments in our portfolio that are subject to interest rate risk was 3.3 years at September 30, 2026, compared to 3.1 years at December 31, 2025 and 3.0 years at September 30, 2025. The fair value of our fixed-rate debt securities generally moves inversely with interest rates; to the extent interest rates decrease in future periods, we would expect the fair value of these securities to increase, and to the extent rates increase, we would expect their fair value to decrease. Credit risk results from uncertainty in a counterparty’s ability to meet its obligations. We manage credit risk by maintaining a fixed maturity portfolio of high credit quality. As of September 30, 2026, the estimated weighted-average credit quality rating of the fixed maturity portfolio, at fair value, was A+, consistent with December 31, 2025 and September 30, 2025.

Since December 31, 2025, market interest rates have increased significantly, resulting in an increase in net unrealized losses on our fixed maturity portfolio from $13.5 million to $43.3 million, as discussed in Note 2. As of September 30, 2026, a hypothetical 100 basis point increase in interest rates would decrease the fair value of our fixed maturity portfolio by an estimated $27.3 million, or 3.3%, compared with $22.9 million, or 3.2%, as of December 31, 2025. The increase in dollar sensitivity primarily reflects growth in the portfolio; the sensitivity of the portfolio as a percentage of fair value is consistent with that presented in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased under the Publicly Announced Plans or Programs (2)
				(in thousands)
July 1, 2026 - July 31, 2026	—	$—	—	$37,416
August 1, 2026 - August 31, 2026	—	$—	—	37,416
September 1, 2026 - September 30, 2026	100,000	$32.98	100,000	34,118
Total for the three months ended September 30, 2026	100,000	$32.98	100,000	$34,118

(1)
Average price paid per share excludes brokerage commissions.
(2)
On May 7, 2026, we announced that our Board of Directors authorized a share repurchase program under which we may repurchase up to $50.0 million of our common stock, excluding commissions and other costs, through December 31, 2026. The program replaced the Company’s prior share repurchase program. On October 28, 2026, the Board of Directors established a new share repurchase program to commence upon the expiration of the existing program on December 31, 2026, for the purpose of repurchasing up to an aggregate of $50.0 million of common stock through December 31, 2027.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On August 19, 2026, Tim Moura, President of NBIC, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, providing for the sale of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Moura’s Rule 10b5-1 trading plan provides for the sale of up to 53,256 shares of the Company’s common stock pursuant to one or more limit orders from and after December 23, 2026 and expires on August 31, 2027. Mr. Moura’s 10b5-1 trading plan expires on August 31, 2027 or upon the earlier completion of all authorized transactions under the plan.

No other officers or directors, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2026.

In addition, in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 7, 2026, the Company inadvertently omitted disclosure regarding the early termination of a Rule 10b5-1 trading plan by Ernesto Garateix, the Company’s Chief Executive Officer, on May 20, 2026. As previously disclosed, Mr. Garateix’s Rule 10b5-1 trading plan was adopted on June 13, 2025 and provided for the sale of up to 100,000 shares of the Company’s common stock pursuant to one or more limit orders until September 19, 2026. Mr. Garateix has not subsequently entered into another Rule 10b5-1 trading plan.

Item 6. Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q.

Index to Exhibits

3.1	Certificate of Incorporation of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
3.2	By-laws of Heritage Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-195409) filed on May 13, 2014)
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE INSURANCE HOLDINGS, INC.

Date: November 6, 2026	By:	/s/ ERNESTO GARATEIX
Ernesto Garateix
Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: November 6, 2026	By:	/s/ KIRK LUSK
Kirk Lusk
Chief Financial Officer (Principal Financial Officer)